Form 10-Q
period 1996-06-30
GREAT LAKES AVIATION LTD
filed 1996-08-16
CIK 914397

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON AUGUST 15, 1996
              PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

        Commission File No. 0-23224


                           GREAT LAKES AVIATION, LTD.
             (Exact name of registrant as specified in its charter)

             IOWA                                        42-1135319
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                     1965 330th Street, Spencer, Iowa 51301
              (Address of principal executive offices ) (Zip Code)


Registrant's telephone number, including area code:  (712) 262-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__    No ____

As of August 13, 1996 there were 7,586,326 shares of Common Stock, par value $.01 per share, issued and outstanding.

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                           Consolidated Balance Sheets

             (in thousands, except share and per share information)

                                ASSETS                           June 30, 1996  December 31, 1995
                                                                 -------------  -----------------
                                                                  (unaudited)
CURRENT ASSETS:
   Cash                                                            $   3,707       $   6,785
   Accounts receivable                                                 9,280           8,480
   Inventories, net of accumulated allowance of
       $442 in 1996 and $356 in 1995                                  11,535          10,220
   Prepaid expenses and other current assets                           2,067           1,202
    Deposits on flight equipment                                        --               353
                                                                   ---------       ---------
               Total current assets                                   26,589          27,040
PROPERTY AND EQUIPMENT:
    Flight equipment                                                  98,750         124,666
    Other property and equipment                                       3,660           3,370
    Less - Accumulated depreciation and amortization                 (12,538)        (16,005)
                                                                   ---------       ---------
               Total property and equipment                           89,872        112,0301
OTHER ASSETS                                                           2,200           1,644
DEFERRED INCOME TAXES                                                    244            --
                                                                   ---------       ---------

                                                                   $ 118,905       $ 140,715
                                                                   =========       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                            $   5,050       $   4,820
   Accounts payable                                                   10,030           7,154
   Accrued liabilities and unearned revenue                            3,385           2,927
                                                                   ---------       ---------

               Total current liabilities                              18,465          14,901
LONG-TERM DEBT, net of current maturities                             68,676          87,478
DEFERRED CREDITS                                                       4,129           5,342
DEFERRED INCOME TAXES                                                   --             1,454
                                                                   ---------       ---------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000 shares
       authorized, 7,586,326 shares issued and outstanding at
       June 30, 1996, 7,580,723 shares issued and outstanding
       at December 31, 1995                                               76              76
   Paid-in capital                                                    28,920          28,897
   Retained earnings (accumulated deficit)                            (1,361)          2,567
                                                                   ---------       ---------

               Total stockholders' equity                             27,635          31,540
                                                                   ---------       ---------

                                                                   $ 118,905       $ 140,715
                                                                   =========       =========

         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)
             (in thousands, except share and per share information)

                                                   For the Three Months Ended June 30    For the Six Months Ended June 30
                                                   ----------------------------------    --------------------------------
                                                       1996               1995               1996              1995
                                                   -----------       -----------         -----------       --------------
OPERATING REVENUES:
   Passenger                                       $    27,473       $    19,159         $    49,435       $    34,205
   Public service                                          746               650               1,230             1,239
   Freight, charter and other                              495               810               1,190             1,334
                                                   -----------       -----------         -----------       -----------


               Total operating revenues                 28,714            20,619              51,855            36,778
                                                   -----------       -----------         -----------       -----------

OPERATING EXPENSES:
   Salaries, wages and benefits                          6,912             4,957              13,211             9,644
   Aircraft fuel                                         4,403             3,223               8,372             6,216
   Aircraft maintenance materials and repairs            3,059             2,314               6,389             4,081
   Commissions                                           2,111             1,618               3,752             2,907
   Depreciation & amortization                           1,369             1,509               2,824             3,030
   Aircraft rental                                       2,782               852               5,087             1,469
   Other rentals and landing fees                        1,776             1,234               3,502             2,165
   Other operating expenses                              6,043             3,980              11,396             7,408
                                                   -----------       -----------         -----------        ----------

               Total operating expenses                 28,455            19,687              54,533            36,920
                                                   -----------       -----------         -----------        ----------

               Operating income (loss)                     259               932              (2,678)             (142)
INTEREST EXPENSE                                         1,414             1,804               2,948             3,497
                                                   -----------       -----------         -----------        ----------

               Loss before income taxes                 (1,155)             (872)             (5,626)           (3,639)
INCOME TAX BENEFIT                                        --                (330)             (1,698)           (1,372)
                                                   ------------      -----------         -----------        ----------

               Net loss                            $    (1,155)      $      (542)        $    (3,928)           (2,267)
                                                   ===========       ===========         ===========        ==========

NET LOSS PER SHARE:                                $      (.15)      $      (.07)        $      (.52)       $     (.30)
                                                   ===========       ===========         ===========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                  7,586,326         7,578,585           7,584,479         7,576,802
                                                   ===========       ===========         ===========        ==========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30
                                   (Unaudited)
                                 (in thousands)
                                                                         1996         1995
                                                                      --------     --------
OPERATING ACTIVITIES:
   Net loss                                                           $ (3,928)    $ (2,267)
   Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                   2,824        3,030
         Deferred income taxes                                          (1,698)      (1,372)
         Change in current operating items:
            Accounts receivable, net                                      (800)      (2,523)
            Inventories, net                                            (1,240)        (491)
            Prepaid expenses and deposits                                 (864)        (904)
            Deposits on flight equipment                                   353        2,098
            Accounts payable and accrued liabilities                     2,062         (530)
                                                                      --------     --------

               Net cash flows used in operating activities              (3,291)      (2,959)
INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (1,365)      (5,079)
   Sale of property and equipment                                       20,789        5,254
   Increase in other assets                                               (663)        (151)
                                                                      --------     --------

               Net cash flows provided by
                   investing activities                                 18,761           25
                                                                      --------     --------

FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                        4,000        7,569
   Repayment of debt                                                   (22,571)      (8,483)
   Proceeds from sale of common stock                                       23           26
                                                                      --------     --------

               Net cash flows used in
                   financing activities                                (18,548)        (888)
                                                                      --------     --------

NET CHANGE IN CASH                                                      (3,078)      (3,821)
CASH:
   Beginning of period                                                   6,785        5,396
                                                                      --------     --------

   End of period                                                      $  3,707     $  1,574
                                                                      ========     ========

SUPPLEMENTARY CASH FLOW INFORMATION:
      Cash paid during the year for-
         Interest                                                     $  2,952     $  3,611
         Income taxes                                                     --           --
                                                                      ========     ========

      Noncash transactions-
         Deferred manufacturer's incentives received as:
             Other assets                                                 --            326
             Property and equipment                                       --            240
             Inventory                                                     414          150
             Accounts payable credits                                     --            304
                                                                      --------     --------

                                                                      $    414        1,020
                                                                      ========     ========

         Reclassification of deferred credit relating
              to cancellation of Embraer Agreement                    $  1,156         --
                                                                      ========     ========

         Conversion of capital leases into operating leases               --       $ 14,203
                                                                      ========     ========

       The accompanying notes to consolidated financial statements are an integral part of these statements.



                           GREAT LAKES AVIATION, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended December 31, 1995, and the notes thereto, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of Great Lakes Aviation, Ltd. and its wholly-owned subsidiary (RDU Inc.), referred to collectively as the Company. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company is a regional airline which operates under three marketing identities: United Express, Midway Connection and Great Lakes Airlines. The Company is one of several companies operating as United Express under code sharing agreements with United Air Lines, Inc. ("United"). While the Company does not compete against other United Express carriers on routes that it serves, it does compete with them to receive the right to serve additional markets under a United agreement. On October 1, 1995 the Company began operating as Midway Connection under a code sharing agreement with Midway Airlines Corporation ("Midway"), and in August 1995 the Company began operations in the Southwest United States and Mexico independently under its own code.

In the most recent two years, the Company has experienced significant operating losses as a result of increased competition in the marketplace, operational and equipment reliability challenges, and expenses relating to expansion of the fleet types. The difficult environment in which the Company competes may continue into the future. While the Company is making significant efforts to achieve profitability, primarily through revised scheduling including reallocation of Brasilia assets from the East Coast to the United Express system, continuing losses would ultimately result in significant liquidity pressures. If this were to occur, there can be no assurances that additional debt or equity capital could be obtained on terms favorable to the Company.


AIRCRAFT TRANSACTIONS

The Company's airline fleet consists of Beechcraft Model 1900 (Beechcraft) 19-passenger and Embraer Brasilia (Brasilia) 30-passenger aircraft summarized as follows:

                                                         June 30, 1996                            December 31, 1995
                                                         -------------                            -----------------

                                            Beechcraft     Beechcraft                  Beechcraft      Beechcraft
                                               1900C       1900D          Brasilia       1900C           1900D        Brasilia
                                            ----------     ----------     --------     ----------      ----------     --------
Owned                                            15             6             4            23              6              4
Leased under operating leases                    14             8             8             7              2              8
                                                 --            --            --            --             --             --

                                                 29            14            12            30              8             12
                                                 ==            ==            ==            ==             ==             ==


The Company entered into an agreement in 1994 to acquire five new Brasilia 30-passenger aircraft and options to acquire up to an additional 15 aircraft (the Embraer Agreement ). Two of these aircraft were delivered in December 1994, and three in 1995. On October 31, 1995, the Company exercised its option to acquire five additional Brasilias at an aggregate price of approximately $39,000,000. As a part of this Purchase Agreement the Company was granted incentives which in certain instances required the purchase of additional new aircraft in order to fully earn these incentives. In July 1996, the Embraer Agreement was terminated and $1,155,543 of deferred credits (approximately half of which is represented by remaining amounts owed on a spare engine) was reclassified to accounts payable and related deposits totaling $353,000 were reclassified to accounts receivable.

On January 1, 1996, the Company sold four aircraft to Beech. The Company began leasing these four aircraft from Beech for 12 years, but has the option to return the aircraft upon 30 day notice. At the termination of the lease, the Company will be required to comply with certain aircraft refurbishment provisions. One of these four aircraft was returned to Beech in April of 1996.

The Company took delivery of four new Beech 1900D aircraft in March 1996, two such aircraft in April 1996 and one such aircraft in June 1996. All of these aircraft have been financed by the manufacturer under 14 1/2 year operating leases. In connection with the acquisition of the four March aircraft the Company sold four aircraft to Beech in April 1996. The Company began leasing these four aircraft from Beech for a minimum of 24 months subject to a right of recall by Beech upon 90 days notice. In connection with the acquisition of the June aircraft, the Company has reached an understanding with Beech to sell and lease back one additional Beech 1900C aircraft. The terms thereof are in the process of being finalized in a definitive agreement.


RECLASSIFICATIONS

Certain amounts and balances in 1995 financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

This discussion and analysis contains certain forward-looking terminology such as "believes," "anticipates," "will," and "intends," or comparable terminology. Such statement are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein and in other reports filed by the Company with the Securities and Exchange Commission.

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981, along the East Coast since October 1995, and in the Southwest and Mexico since August 1995. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United. In October 1995, the Company began operating as a Midway Connection carrier under a cooperative marketing agreement with Midway. As of June 30, 1996, the Company served 87 destinations in nineteen states with 588 scheduled departures each weekday.

During the period August 1995 to February 1996 the Company lost revenue and incurred additional costs in connection with certain FAA mandated inspections of Brasilia propeller blades following an August 1995 accident involving another carrier. Having started the build up of the Brasilia fleet at the beginning of 1995, the Company did not have sufficient spare propeller blades to replace those requiring additional inspection or replacement. As a result, a portion of the Brasilias were grounded for an aggregate 223 aircraft days during this period which produced additional costs for repairs and replacement service, loss of pilot and aircraft utilization, and loss of revenue from downgraded and canceled flights as well as general deterioration of service levels on routes served by the Brasilias.

While it is difficult to quantify the economic effects with precision, the Company estimates that pretax operating results were adversely affected by about $2.0 million during this period ($1.2 million in 1995 and $800,000 in the first quarter of 1996) as a result of aircraft and schedule disruption. The Company is in discussion with the propeller manufacturer to seek a recovery of all or a portion of this economic loss. However, no assurances can be provided that any such recovery will be realized. The future acquisition of additional Brasilia aircraft will depend in large part on a recovery of these losses by the Company.

The Company believes traffic was also negatively impacted, particularly on the East Coast, by the adverse publicity associated with the ValuJet accident.

In the 1994 annual and subsequent reports, the Company discussed the adverse impact of a start up jet carrier which entered four of the Company's North Dakota markets in July 1994. In January 1995 the new competitor eliminated its service in two of the markets and has subsequently reduced the frequency of service in the remaining cities. This competitor has announced the final termination of service into North Dakota effective September 10, 1996. Great Lakes is adjusting its schedules to take full benefit of additional traffic and revenues which now may be available to the Company.

As a part of the scheduling changes, Great Lakes will replace the three Brasilias currently operating in the East Coast markets with Beech 1900's. The three Brasilias will be brought back to the Midwest and flown in the United Express product line with the additional capacity being focused on United Chicago O'Hare and Denver hubs. The Company believes cost benefits will be obtained from the centralization of the Brasilia fleet into one operating region. Further, costs incurred for the Midway Connection initial development phase, such as training and integration, experienced during the second half of 1995 and the first half of 1996 are expected to be substantially reduced during the last half of 1996.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

The following table sets forth certain financial information regarding the
Company:

                                                                 For the Three Months Ended June 30
                                                                 ----------------------------------
STATEMENT OF OPERATIONS DATA
                                                                 1996                                   1995
                                               -----------------------------------------       ----------------------
                                                                 Cents                                  Cents
                                                Amount           Per          % increase         Amount           Per
                                              (in 000's)         ASM           from 1995       (in 000's)         ASM
                                              ----------         -----         ---------       ----------        ----
Total operating revenues                      $28,714              --            39.3%          $20,619            --
                                              -------                                           -------

Salaries, wages and benefits                    6,912             4.0(cent)      39.4             4,957           3.8(cent)
Aircraft fuel                                   4,403             2.5            36.6             3,223           2.4
Aircraft maintenance materials and repairs      3,059             1.7            32.2             2,314           1.7
Commissions                                     2,111             1.2            30.5             1,618           1.2
Depreciation and amortization                   1,369             0.8            (9.3)            1,509           1.1
Aircraft rental                                 2,782             1.6           226.5               852           0.7
Other rentals and landing fees                  1,776             1.0            43.9             1,234           1.0
Other operating expense                         6,043             3.5            51.8             3,980           3.0
                                              -------            ----           -----           -------          ----
  Total operating expenses                     28,455            16.3            44.5            19,687          14.9
                                              -------            ----           -----           -------          ----
Operating income                              $   259              --           (72.2)%         $   932            --
                                              =======            ====           =====           =======          ----
Interest expense (net)                        $ 1,414             0.8(cent)     (21.6)%         $ 1,804           1.4(cent)
                                              =======            ====           =====           ========         =====


Aircraft Expense
     Depreciation and amoritzation            $ 1,369             0.8(cent)      (9.3)%           1,509           1.1(cent)
     Aircraft rental                            2,782             1.6           226.5               852           0.7
     Interest expense (net)                     1,414             0.8           (21.6)            1,804           1.4
                                              -------            ----           -----           -------          ----
                                              $ 5,565             3.2(cent)      33.6%          $ 4,165            3.2(cent)
                                              =======            =====          ======          ========         =====

SELECTED OPERATING DATA
                                                                   Increase
                                              1996                 from 1995          1995
                                             -------               ---------         -------
Available seat miles (000s)                  174,900                 32.2%           132,306
Revenue passenger miles (000s)                78,981                 31.9%            59,865
Passenger load factor                           45.2%                (0.1) pts          45.3%
Average yield per revenue passenger mile        34.8(cent)            2.8(cent)         32.0(cent)


OPERATING REVENUES

Operating revenues increased 39.3 percent to $28.7 million in the second quarter of 1996 from $20.6 million during the second quarter of 1995. The increase in operating revenues resulted from the increase in revenue passenger miles flown by 31.9% to 79.0 million in the second quarter of 1996 from 59.9 million during the second quarter of 1995 in conjunction with a 32.2 percent increase in capacity to 174.9 million ASMs in the second quarter of 1996 from 132.3 million ASMs during the second quarter of 1995. The addition of Midway Connection and Great Lakes Airlines service accounted for 20.1% and 6.7%, respectively, of the increase in operating revenues. The increase in operating revenues was partially offset by a $321,000 reduction due to the end of a training and aircraft rental contract with a university in the first quarter of 1996. The 2.8(cent) increase in passenger yield is due primarily to selected price increases in the past three quarters in key markets, moving service from lower yield markets to higher yield markets, and due to a strong emphasis on managing advanced passenger bookings.

OPERATING EXPENSES

Total operating expenses increased to $28.5 million, or 16.3 cents per ASM, in the second quarter of 1996 from $19.7 million, or 14.9 cents per ASM in the second quarter of 1995. The increase of total operating expenses reflect the costs associated with expansion of the Company's aircraft fleet and increased level of operations, except as detailed below.

Salaries, wages, and benefits expense increased to 4.0 cents per ASM during the second quarter of 1996, from 3.8 cents per ASM during the second quarter of 1995, due to the increase in the number of mechanics to build staff to required levels, and due to increased health insurance claims expense.

Aircraft fuel expense per ASM increased to 2.5 cents in the second quarter of 1996 from 2.4 cents in the second quarter of 1995 due to the expiration of the airline industry's 4.3(cent) fuel tax exemption and due to higher fuel prices.

Maintenance materials and repairs expense remained constant at 1.7 cents per ASM during the second quarter of 1996 and 1995. A lower rate of parts usage during the second quarter of 1996 was offset by higher contract labor for additional scheduled aircraft maintenance in the second quarter of 1996.

Other operating expenses increased to 3.5 cents per ASM in the second quarter of 1996 from 3.0 cents in the second quarter of 1995, reflecting higher passenger booking fees due to increases in rates and increased bookings for the Midway Connection operations, additional hotels and transportation for repositioning of pilots and flight attendants associated with the increase in the number of aircraft, and higher credit card expenses for the Midway Connection and Great Lakes Airlines operations.


AIRCRAFT EXPENSE

The change in mix of aircraft expense towards increased aircraft rental expense from depreciation and interest expense is due to the increasing number of aircraft leased, along with the conversion of five capital leases to operating leases in June 1995, but offset by increased investment in owned aircraft. Interest expense also decreased in the second quarter of 1996 from the second quarter of 1995, as a result of the decrease in the prime interest rate to which a substantial portion of debt is tied.


PROVISION FOR INCOME TAXES

The Company's effective tax rate was 0 percent in the second quarter of 1996 and 38 percent in the second quarter of 1995. In recognition of the Company's financial results of recent periods and the uncertainties of the airline competitive environment, in the current period the Company has elected to cease recognizing future tax benefits until it is reasonably assured that such benefits would be realized.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

The following table sets forth certain financial information regarding the
Company:

                                                                 For the Three Months Ended June 30
                                                                 ----------------------------------
STATEMENT OF OPERATIONS DATA
                                                                 1996                                   1995
                                              ------------------------------------------       ----------------------
                                                                 Cents                                  Cents
                                                Amount           Per          % increase        Amount            Per
                                              (in 000's)         ASM           from 1995      (in 000's)          ASM
                                              ----------        ----           ---------     ------------        ----
Total operating revenues                      $   51,855          --             41.0%       $    36,778           --
                                              ----------                        -----        -----------

Salaries, wages and benefits                      13,211         4.0(cent)       37.0              9,644          3.8(cent)
Aircraft fuel                                      8,372         2.6             34.7              6,216          2.4
Aircraft maintenance materials
      and repairs                                  6,389         2.0             50.3              4,081          1.6
Commissions                                        3,752         1.1             29.1              2,907          1.1
Depreciation and amortization                      2,824         0.9             (6.8)             3,030          1.2
Aircraft rental                                    5,087         1.6            246.3              1,469          0.6
Other rentals and landing fees                     3,502         1.1             61.8              2,165          0.9
Other operating expense                           11,396         3.4             57.2              7,408          2.9
                                              ----------       -----            -----       ------------         ----
  Total operating expenses                        54,533        16.7             47.7             36,920         14.5
                                              ----------       -----            -----       ------------         ----
Operating loss                                $   (2,678)         --               --       $      (142)           --
                                              ==========       =====            =====       ============         ----
Interest expense (net)                        $    2,948         0.9(cent)      (15.7)%     $      3,497          1.4(cent)
                                              ==========       =====            =====       ============         ====

Aircraft Expense
         Depreciation and amoritzation        $    2,824         0.9(cent)       (6.8)%            3,030          1.2(cent)
         Aircraft rental                           5,087         1.6            246.3              1,469          0.6
         Interest expense (net)                    2,948         0.9            (15.7)             3,497          1.4
                                              ----------       -----             ----       ------------         ----
                                              $   10,859         3.4(cent)       35.8%      $      7,996          3.2(cent)
                                              ==========       =====            =====       ============         ====

SELECTED OPERATING DATA
                                                                      Increase
                                                  1996                from 1995            1995
                                                -------               ---------           -------
Available seat miles (000s)                     326,849                 28.8%             253,836
Revenue passenger miles (000s)                  144,919                 31.7%             109,997
Passenger load factor                              44.3%                 1.0 pts             43.3%
Average yield per revenue passenger mile           34.1(cent)            3.0(cent)           31.1(cent)

OPERATING REVENUES

Operating revenues increased 41.0 percent to $51.9 million in the first half of 1996 from $36.8 million during the first half of 1995. The increase in operating revenues resulted from the increase in revenue passenger miles flown by 31.7% to
144.9 million in the first half of 1996 from 110.0 million during the first half of 1995 in conjunction with a 28.8 percent increase in capacity to 326.8 million ASMs in the first half of 1996 from 253.8 million ASMs during the first half of 1995. The addition of Midway Connection and Great Lakes Airlines service accounted for 16.7% and 7.4%, respectively, of the increase in operating revenues. The increase in operating revenues was partially offset by a $569,000 reduction due to the end of a training and aircraft rental contract with a university in the first quarter of 1996. The 3.0(cent) increase in passenger yield is due primarily to selected price increases in the past three quarters in key markets, moving service from lower yield markets to higher yield markets, and due to a strong emphasis on managing advanced passenger bookings. Due to the addition of the Midway Connection flying which initially were shorter routes, the length of haul for the Company decreased causing the yield to increase. The new cities which were added to the Midway Connection system during 1996 has increased the length of haul and therefore caused the yield to decrease from the first quarter of 1996.


OPERATING EXPENSES

Total operating expenses increased to $54.5 million, or 16.7 cents per ASM, in the first half of 1996 from $36.9 million, or 14.5 cents per ASM in the first half of 1995. In part, the increase in cost per ASM is due to decreased utilization of the Brasilia aircraft because of FAA mandated propeller inspections and lack of replacement propeller blades in the first quarter of 1996. The increase of total operating expenses reflect the costs associated with expansion of the Company's aircraft fleet and increased level of operations, except as detailed below.

Salaries, wages, and benefits expense increased to 4.0 cents per ASM during the first half of 1996, from 3.8 cents per ASM during the first half of 1995, due to additional flight attendant wages and pilot guarantees incurred related to expansion of operations utilizing Brasilia aircraft, customer service wages to facilitate the Company's expansion into new markets, mechanic wages incurred because of the previously discussed Brasilia propeller inspections and replacement and increase in the number of mechanics to build staff to required levels, and due to increased health insurance claims expense.

Aircraft fuel expense per ASM increased to 2.6 cents in the first half of 1996 from 2.4 cents in the first half of 1995 due to the expiration of the airline industry's fuel tax 4.3(cent) exemption and due to higher fuel prices.

Maintenance materials and repairs expense increased to 2.0 cents per ASM during the first half of 1996, from 1.6 cents per ASM in the first half of 1995, due to the higher engine overhaul expense during the first quarter of 1996 and contract labor for additional scheduled aircraft maintenance in the first half of 1996.

Other rentals and landing fee expense increased 1.1 cents per ASM during the first half of 1996, from 0.9 cents per ASM in 1995, as a result of higher facility and landing fee costs at the new Denver International Airport in the first quarter, as well as additional airport fees to facilitate the Company's expansion into new markets.

Other operating expenses increased to 3.6 cents per ASM in the first half of 1996 from 2.9 cents in the first half of 1995, reflecting higher passenger booking fee due to increases in rates and increased bookings for the Midway Connection operations, additional hotels and transportation for repositioning of pilots and flight attendants associated with the increase in the number of aircraft, and higher credit card expenses for the Midway Connection and Great Lakes Airlines operations.


AIRCRAFT EXPENSE

Aircraft expense increased to 3.4 cents per ASM during the first half of 1996, from 3.2 cents per ASM in the first half of 1995 due to reduced utilization because of the previously discussed Brasilia propeller inspections and replacement, and due to one Brasilia not being flown in the first quarter because of other mechanical problems. The change in aircraft expense to more aircraft rental expense from depreciation and interest expense is due to the increasing number of aircraft leased, along with the conversion of five capital leases to operating leases in June 1995, but offset by increased investment in owned aircraft. Interest expense also decreased in the first half of 1996 from the first half of 1995, as a result of the decrease in the prime interest rate to which a substantial portion of debt is tied.


PROVISION FOR INCOME TAXES

The Company's effective tax rate was 30.0 percent in the first half of 1996 and
38.0 in the first half of 1995. In recognition of the Company's financial results of recent periods and the uncertainties of the airline competitive environment, in the current period the Company has elected to cease recognizing future tax benefits until it is reasonably assured that such benefits would be realized.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities were $3.3 million and $3.0 million in the first half of 1996 and 1995, respectively. Major uses of working capital in the first half of 1996 were the Company's $3.9 million net loss combined with a $800,000 increase in accounts receivable due to increased revenues, a $1.2 million increase in inventories due to the increase in the number of Brasilia aircraft and overhauled engines, and a $864,000 increase in prepaids due to prepaid aircraft rentals. These uses of working capital were offset by a $2.1 million increase in accounts payable and accrued liabilities due to an increase in expense levels for 1996, and increases in accrued wages, unearned revenues, and accrued engine reserves, and a $353,000 decrease in deposits on flight equipment due to the cancellation on the Embraer options. The Company's working capital decreased to $8.1 million at June 30, 1996 from $12.1 million at December 31, 1995. Cash decreased $3.1 million to $3.7 million at June 30, 1996 from $6.8 million at December 31, 1995.

During the first quarter of 1996, the Company had a line of credit arrangement with a bank totaling $5,000,000. In March 1996, the credit facility was terminated and a $4,000,000 loan was obtained from an equipment supplier. The interest on this loan is LIBOR plus 2%, and is being repaid on a monthly basis over a five year period and is collateralized by a Brasilia aircraft. In August 1996, an additional $5 million credit facility was obtained from the same equipment supplier. Presently, the Company has drawn down $2.5 million. The remainder of the credit facility is available subject to the conditions stated therein. The interest on this loan is prime, with interest being repaid on a monthly basis, and all advanced principal to be repaid by March 31, 1997. This loan is collateralized by accounts receivable.

In the most recent two years, the Company has experienced significant operating losses as a result of increased competition in the marketplace, operational and equipment reliability challenges, and expenses relating to expansion of the fleet types. The difficult environment in which the Company competes may continue into the future. While the Company is making significant efforts to achieve profitability, primarily through revised scheduling including reallocation of Brasilia assets from the East Coast to the United Express system, continuing losses would ultimately result in significant liquidity pressures. If this were to occur, there can be no assurances that additional debt or equity capital could be obtained on terms favorable to the Company.

Capital expenditures related to aircraft and equipment totaled $1.4 million in the first half of 1996 and $5.1 million during the first half of 1995. Principal repayments exceeded long-term borrowings by $18.6 million in the first half of 1996 and $914,000 in the first half of 1995.

Long-term debt, net of current maturities of $5.1 million, totaled $68.7 million at June 30, 1996 compared to $87.5 million, net of current maturities of $4.8 million, at December 31, 1995. $20.2 million of the decrease in long-term debt was due to the sale and subsequent leaseback of eight aircraft to Beech. As of June 30, 1996, the term notes bear interest at rates ranging from 6.6 to 9.1 percent and are payable monthly or quarterly through June, 2009. All financing was provided by Beech Acceptance Corporation, Inc. and CIT Group/Equipment Financing, Inc. and is collateralized by 24 related aircraft. There are no financial covenants related to such long-term debt.

During December 1995, the FAA announced rules which require commuter airlines with aircraft of 30 or fewer passenger seats operating under FAR Part 135 rules to begin operating those aircraft under FAR Part 121 regulations. Based upon the rules announced in December, the Company anticipates capital costs in 1997 and future years of approximately $2.5 million to bring all aircraft into compliance with the rules. In addition, ongoing costs of $700,000 in 1996 and unknown amounts in subsequent years will be required to maintain compliance with these rules.

The Company took delivery of four new Beech 1900D aircraft in March 1996 and two such aircraft in April 1996. All of these aircraft have been financed by the manufacturer under 14 1/2 year operating leases. In connection with the acquisition of the four March aircraft the Company sold four aircraft to Beech in April 1996. The Company began leasing these four aircraft from Beech for a minimum of 24 months subject to a right of recall provision by Beech upon 90 days notice.

On October 31, 1995, the Company exercised an option to acquire two new Brasilia 30 passenger aircraft, subject to the availability of satisfactory financing. In July 1996, the Embraer Agreement, as well as this option, was terminated.

Item 5.  OTHER INFORMATION

NEW AIRCRAFT

For information concerning new aircraft, see Notes To The Financial Statements included elsewhere in this Form 10-Q.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)      No exhibits are filed herewith.

        b) On May 1, 1996, the Company filed an amendment to its Form 8-K dated August 22, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                       GREAT LAKES AVIATION, LTD.


Dated:  August 13, 1996                By /s/A. L. Maxson
                                          ------------------------------------
                                          A. L. Maxson
                                          Executive Vice President Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)