Form 10-K/A
period 1995-12-31
GREAT LAKES AVIATION LTD
filed 1996-09-06
CIK 914397

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission File No. 0-23224

                           GREAT LAKES AVIATION, LTD.
             (Exact name of registrant as specified in its charter)

             Iowa                                       42-1135319
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                1965 330th Street
                             Spencer, Iowa  51301-9211
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

Registrant's telephone number, including area code:  (712) 262-1000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                           ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting stock held by nonaffiliates of the registrant as of April 8, 1996 was approximately $12,250,000.

As of April 8, 1996, there were 7,586,326 shares of Common Stock of the registrant issued and outstanding.

                                FORM 10-K/A INDEX


                                                                            Page
                                                                            ----

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

          Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                    AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .     1

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)       DOCUMENTS FILED WITH THIS REPORT.

          See index to financial statements on page 21 of the Company's report on Form 10-K for the fiscal year ended December 31, 1995.

(b)       REPORTS ON FORM 8-K.

          During the quarter ended December 31, 1995, the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

(c)       EXHIBITS.

          10.10 Airline Services Agreement, dated August 8, 1995, between Midway Airlines Corporation and RDU Co. (certain portions deleted and filed separately with the Commission pursuant to request for confidential treatment).

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GREAT LAKES AVIATION, LTD.



Dated:  September 6, 1996


                                        By /s/Douglas G. Voss
                                           -------------------------------------
                                           Douglas G. Voss,
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas G. Voss                President, Chief Executive Officer and       September 6, 1996
- ------------------------------     Director
Douglas G. Voss

/s/ A. L. Maxson
- ------------------------------     Director, Executive Vice President Finance   September 6, 1996
A. L. Maxson                       and Chief Financial Officer

/s/Roberta L. Dircks
- ------------------------------     Vice President, Controller and Chief         September 6, 1996
Roberta L. Dircks                  Accounting Officer

/s/Vernon A. Mickelson             Director                                     September 6, 1996
- ------------------------------
Vernon A. Mickelson

/s/Luigi Talarico, Jr.
- ------------------------------     Director                                     September 6, 1996
Luigi Talarico, Jr.

                                  EXHIBIT INDEX




Exhibit No.    Exhibit

10.10 Airline Services Agreement, dated August 8, 1995, between Midway Airlines Corporation and RDU Co. (certain portions deleted and filed separately with the Commission pursuant to request for confidential treatment).