Form 10-Q
period 1996-09-30
GREAT LAKES AVIATION LTD
filed 1996-11-13
CIK 914397

                           SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-23224


                              GREAT LAKES AVIATION, LTD.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                      IOWA                          42-1135319
         -------------------------------    -----------------------------------
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
          incorporation or organization)

      1965 330th Street, Spencer, Iowa 51301
      ---------------------------------------------------
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

    Yes    X     No
         -----      -----

As of November 11, 1996, there were 7,586,326 shares of Common Stock, par value $.01 per share, issued and outstanding.

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                          Consolidated Balance Sheets

              (in thousands, except share and per share information)

            ASSETS                                September 30, 1996   December 31, 1995
                                                  ------------------   -----------------
                                                     (unaudited)
CURRENT ASSETS:
  Cash                                                $  6,591             $  6,785
  Accounts receivable                                   11,124                8,480
  Inventories, net of accumulated allowance of
    $486 in 1996 and $313 in 1995                       13,385               10,220
  Prepaid expenses and other current assets              1,760                1,202
  Deposits on flight equipment                              --                  353
                                                      --------             --------
           Total current assets                         32,860               27,040
                                                      --------             --------
PROPERTY AND EQUIPMENT:
  Flight equipment                                      98,885              124,666
  Other property and equipment                           3,720                3,370
  Less - Accumulated depreciation and amortization     (13,691)             (16,005)
                                                      --------             --------
           Total property and equipment                 88,914              112,031

OTHER ASSETS                                             2,158                1,644
DEFERRED INCOME TAXES                                      162                   --
                                                      --------             --------
                                                      $124,094            $140,715
                                                      --------             --------
                                                      --------             --------

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                $  5,050             $  4,820
  Notes Payable                                          5,000                   --
  Accounts payable                                      12,286                7,154
  Accrued liabilities and unearned revenue               3,547                2,927
                                                      --------             --------
           Total current liabilities                    25,883               14,901
LONG-TERM DEBT, net of current maturities               67,457               87,478
DEFERRED CREDITS                                         4,127                5,342
DEFERRED INCOME TAXES                                       --                1,454
                                                      --------             --------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 50,000,000 shares
    authorized, 7,586,326 shares issued and
    outstanding at September 30, 1996, 7,580,723
    shares issued and outstanding at December 31,
    1995                                                    76                   76
  Paid-in capital                                       28,920               28,897
  Retained earnings (accumulated deficit)               (2,369)               2,567
                                                      --------             --------
           Total stockholders' equity                   27,509               31,540
                                                      --------             --------
                                                      $124,094             $140,715
                                                      --------             --------
                                                      --------             --------

             The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                    Consolidated Statements of Operations
                                (Unaudited)
            (in thousands, except share and per share information)

                                       For the Three Months Ended September 30    For the Nine Months Ended September 30
                                       ---------------------------------------------------------------------------------
                                              1996               1995                    1996               1995
                                       ------------------  ------------------     ------------------  ------------------
OPERATING REVENUES:
  Passenger                               $   29,482          $   23,070             $   78,917          $   57,275
  Public service (EAS)                         1,053                 761                  2,283               2,001
  Freight, charter and other                     639                 799                  1,829               2,133
                                       ------------------  ------------------     ------------------  ------------------
         Total operating revenues         $   31,174              24,630                 83,029              61,409
                                       ------------------  ------------------     ------------------  ------------------
OPERATING EXPENSES:
  Salaries, wages and benefits                 6,947               5,520                 20,157              15,163
  Aircraft fuel                                5,500               3,741                 13,873               9,957
  Aircraft maintenance materials and
    repairs                                    3,811               2,420                 10,199               6,501
  Commissions                                  2,109               1,793                  5,861               4,701
  Depreciation & amortization                  1,375               1,509                  4,199               4,539
  Aircraft rental                              3,083               1,531                  8,169               3,000
  Other rentals and landing fees               1,897               1,422                  5,398               3,588
  Other operating expenses                     5,939               4,631                 17,337              12,038
                                       ------------------  ------------------     ------------------  ------------------
         Total operating expenses             30,661              22,567                 85,193              59,487
                                       ------------------  ------------------     ------------------  ------------------
         Operating income (loss)                 513               2,063                 (2,164)              1,922
INTEREST EXPENSE                               1,439               1,972                  4,388               5,469
                                       ------------------  ------------------     ------------------  ------------------
         Income (Loss) before income
           taxes                                (926)                 91                 (6,552)             (3,547)
INCOME TAX EXPENSE (BENEFIT)                      82                  42                 (1,616)             (1,330)
                                       ------------------  ------------------     ------------------  ------------------
         Net loss                         $   (1,008)         $       49             $   (4,936)             (2,217)
                                       ------------------  ------------------     ------------------  ------------------
                                       ------------------  ------------------     ------------------  ------------------
NET LOSS PER SHARE:                          $  (.13)             $  .01                $  (.65)            $  (.29)
                                       ------------------  ------------------     ------------------  ------------------
                                       ------------------  ------------------     ------------------  ------------------
WEIGHTED AVERAGE SHARES OUTSTANDING        7,586,326           7,580,723              7,585,099           7,578,124
                                       ------------------  ------------------     ------------------  ------------------
                                       ------------------  ------------------     ------------------  ------------------


            The accompanying notes to consolidated financial statements are an integral part of these statements.

                      GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                        Consolidated Statements of Cash Flows

                        For the Nine Months Ended September 30
                                     (Unaudited)
                                    (in thousands)

                                                                1996           1995
                                                             ---------      ---------
OPERATING ACTIVITIES:
  Net loss                                                   $  (4,936)     $  (2,217)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities
     Depreciation and amortization                               4,199          4,539
     Deferred income taxes                                      (1,616)        (1,330)
     Change in current operating items:
        Accounts receivable, net                                (2,644)        (3,494)
        Inventories, net                                        (3,259)        (1,653)
        Prepaid expenses and deposits                             (557)          (798)
        Deposits on flight equipment                               353          2,817
        Accounts payable and accrued liabilities                 4,478          2,557
                                                             ---------      ---------
           Net cash flows provided by (used in)
             operating activities                               (3,982)           421
INVESTING ACTIVITIES:
  Purchases of property and equipment                           (1,559)       (16,589)
  Sale of property and equipment                                20,789          5,255
  Increase in other assets                                        (674)          (161)
                                                             ---------      ---------
           Net cash flows provided by
             investing activities                               18,556        (11,495)
                                                             ---------      ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                 9,000         20,962
  Repayment of debt                                            (23,791)       (10,077)
  Proceeds from sale of common stock                                23             26
                                                             ---------      ---------
           Net cash flows used in financing activities         (14,768)        10,911
                                                             ---------      ---------
NET CHANGE IN CASH                                                (194)          (163)
CASH:
  Beginning of period                                            6,785          5,396
                                                             ---------      ---------
  End of period                                               $  6,591       $  5,233
                                                             ---------      ---------
SUPPLEMENTARY CASH FLOW INFORMATION:
     Cash paid during the year for-
        Interest                                              $  4,409       $  5,367
        Income taxes                                                --             --
                                                             ---------      ---------
                                                             ---------      ---------
     Noncash transactions-
        Deferred manufacturer's incentives received as:
           Other assets                                             --            326
           Property and equipment                                   --          1,846
           Inventory                                               414            327
           Accounts payable credits                                 --            498
                                                             ---------      ---------
                                                              $    414          2,997
                                                             ---------      ---------
                                                             ---------      ---------
        Reclassification of deferred credit relating
          to cancellation of Embraer Agreement                $  1,156             --
                                                             ---------      ---------
                                                             ---------      ---------
        Conversion of capital leases into operating leases          --      $  14,203
                                                             ---------      ---------
                                                             ---------      ---------

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         GREAT LAKES AVIATION, LTD.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended December 31, 1995, and the notes thereto, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of Great Lakes Aviation, Ltd. and its wholly-owned subsidiary (RDU Inc.), referred to collectively as the Company. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company is a regional airline which operates under three marketing identities: United Express, Midway Connection and Great Lakes Airlines. The Company is one of several companies operating as United Express under code sharing agreements with United Air Lines, Inc. ("United"). While the Company does not compete against other United Express carriers on routes that it serves, it does compete with them to receive the right to serve additional markets under a United agreement. On October 1, 1995, the Company began operating as Midway Connection under a code sharing agreement with Midway Airlines Corporation ("Midway"), and in August 1995, the Company began operations in the Southwest United States and Mexico independently under its own code.

In the most recent two years, the Company has experienced significant operating losses as a result of increased competition in the marketplace, operational and equipment reliability challenges, and expenses relating to expansion of the fleet types. During this period, the Company has not achieved operational profits during its first and fourth fiscal quarters.
The difficult environment in which the Company competes may continue into the future. While the Company is making significant efforts to achieve profitability, primarily through revised scheduling, including reallocation of Brasilia assets from the Midway system to the United Express system, continuing losses will result in significant liquidity pressures and violation of certain financial covenants contained in an agreement under which the Company is operating two of its Embraer Brasilia aircraft and its marketing agreement with United Airlines, Inc. If this were to occur, there can be no assurances that additional debt or equity capital could be obtained on terms favorable to the Company, or at all, or that the applicable institution would waive the violation of the financial covenants. The majority of the financial agreements under which the Company operates the remainder of its aircraft contain cross default provisions in the event another institution were to accelerate a significant amount of debt as a result of a default. The Company has not obtained commitments for additional capital and unless it does so may be required to rely on increases in financial performance to supply funds necessary for debt service and working capital requirements.


AIRCRAFT TRANSACTIONS

The Company's airline fleet consists of Beechcraft Model 1900 (Beechcraft) 19-passenger and Embraer Brasilia (Brasilia) 30-passenger aircraft summarized as follows:


                                        September 30, 1996                  December 31, 1995
                                        ------------------                  -----------------

                               Beechcraft   Beechcraft              Beechcraft   Beechcraft
                                 1900C        1900D      Brasilia     1900C        1900D      Brasilia
                               ----------   ----------   --------   ----------   ----------   --------
Owned                             15            6           4           23           6           4
Leased under operating leases     14            9           8            7           2           8
                               ----------   ----------   --------   ----------   ----------   --------
                                  29           15          12           30           8          12
                               ----------   ----------   --------   ----------   ----------   --------
                               ----------   ----------   --------   ----------   ----------   --------


The Company entered into an agreement in 1994 to acquire five new Brasilia 30-passenger aircraft and options to acquire up to an additional 15 aircraft (the Embraer Agreement ). Two of these aircraft were delivered in December 1994, and three in 1995. On October 31, 1995, the Company exercised its option to acquire five additional Brasilias at an aggregate price of approximately $39,000,000. As a part of this Purchase Agreement, the Company was granted incentives which in certain instances require the purchase of additional new aircraft in order to fully earn these incentives. In July 1996, the Embraer Agreement was terminated and $1,155,543 of deferred credits (approximately half of which is represented by remaining amounts owed on a spare engine) was reclassified to accounts payable and related deposits totaling $353,000 were reclassified to accounts receivable.

On January 1, 1996, the Company sold four aircraft to Beech. The Company began leasing these four aircraft from Beech for 12 years, but has the option to return the aircraft upon 30 day notice. At the termination of the lease, the Company will be required to comply with certain aircraft refurbishment provisions. Two of these four aircraft were returned to Beech, one in April of 1996, and one in October 1996. The company intends to serve notice on the remaining two aircraft.

The Company took delivery of four new Beech 1900D aircraft in March 1996, two such aircraft in April 1996 and one such aircraft in June 1996. All of these aircraft have been financed by the manufacturer under 14-1/2 year operating leases. In connection with the acquisition of the four aircraft purchased in March and the aircraft purchased in June, the Company has sold an additional five aircraft to Beech. The Company has leased back these aircraft from Beech for a minimum of 24 months subject to a right of recall by Beech upon 90 days notice.

RECLASSIFICATIONS

Certain amounts and balances in 1995 financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

This discussion and analysis contains certain forward-looking terminology such as "believes," "anticipates," "will," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein and in other reports filed by the Company with the Securities and Exchange Commission.

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981, along the East Coast since October 1995, and in the Southwest and Mexico since August 1995. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United. In October 1995, the Company began operating as a Midway Connection carrier under a cooperative marketing agreement with Midway. As of September 30, 1996, the Company served 88 destinations in twenty states with 566 scheduled departures each weekday.

Essential Air Service

The Company participates in the U.S. Department of Transportation (DOT) administered Essential Air Service (EAS) program through which the Company currently receives federally funded subsidies for service at 16 communities. Subsidy rates are negotiated with DOT, generally on a two year basis, and are predicated on projected operating revenues and costs. During the first nine months on 1996, the Company received $2.3 million in EAS revenues.

The Company has provided service under the subsidized EAS program since 1985 and had, prior to October 1994, generated profits from this program by growing traffic revenues beyond subsidy bid forecasts and integrating service with non-EAS operations. The Company at some communities grew traffic levels to a point where subsidy was no longer required.

Two regional airline accidents in the fourth quarter of 1994 heightened the public concern over the relative safety of regional airline services. The Company believes this concern, voiced through the media, translated into reduced ridership and revenues during hte past two years. Since there was no mechanism or funding available to initiate renegotiation of existing rate agreements in recognition of the downturn in revenues, the Company was forced to continue operating EAS services without regard to return, or lack thereof, on operating investment.

In November of 1995, federal budget cuts further reduced monies available for air service subsidies. In response to the budget cuts, DOT amended the service standards at each EAS community, reducing from a previous average of 18 weekly round trips down to 10 required weekly round trip flights. This method of subsidy expenditure reduction differed from those of previous years wherein communities were totally removed from the program, based on formulas that included maximum subsidy per passenger and minimum distance from nearby airports with significant air service levels. The Company believes that this DOT action, which was guided by Congressional staff, resulted in disproportionate reduction in revenues versus expenses.

In August 1996, prompted by legal action on the part of another EAS air carrier, a U.S. Federal Court determined that DOT's arbitrary reduction in subsidy payments was a breach of the EAS rate agreements, therefore enabling an air carrier to immediately vacate any or all of the affected services.

Traditionally, Congress would appropriate funds on an annualized basis, causing the EAS program to be subject to the changing budget cutting approach of Congress. Congress, having recognized that the budget process was damaging the program and that the new FAA Part 121 Air Carrier Certification requirements would increase the cost to provide EAS services, modified the program's funding source effective October 1, 1997.

In September of 1996, Congress passed separate bills which will increase future EAS funding. EAS funding levels for federal fiscal year 1997 were increased to $25.9 million from a 1996 appropriation of $22.6 million. As a part of the FAA Reauthorization Act of 1997, Congress passed a comprehensive change to EAS funding mechanisms. The new law mandates increases to future EAS funding up to $50 million annually from monies being generated by new air traffic control user fees to the extent such fees are generated. The Department of Transportation will establish regulations which will determine the amounts to be spent and the method of allocation. If sufficient amounts are not allocated to Great Lakes, the Company intends to terminate service to those EAS cities not providing an adequate return on investment.

Since the start of the substantially increased EAS funding has been delayed until Oct. of 1997, the Company intends on fully utilizing its new rights made available by the Federal Court ruling to stop operating losses experienced in EAS markets. Accordingly, the Company expects to reduce the number of EAS cities served by the Company during the course of the next nine months.

General

During the period August 1995 to February 1996, the Company lost revenue and incurred additional costs in connection with certain FAA mandated inspections of Brasilia propeller blades following an August 1995 accident involving another carrier. Having started the build up of the Brasilia fleet at the beginning of 1995, the Company did not have sufficient spare propeller blades to replace those requiring additional inspection or replacement. As a result, a portion of the Brasilias were grounded for an aggregate 223 aircraft days during this period which produced additional costs for repairs and replacement service, loss of pilot and aircraft utilization, and loss of revenue from downgraded and canceled flights as well as general deterioration of service levels on routes served by the Brasilias.

While it is difficult to quantify the economic effects with precision, the Company estimates that pretax operating results were adversely affected by about $2.0 million during this period ($1.2 million in 1995 and $800,000 in the first quarter of 1996) as a result of aircraft and schedule disruption. The Company is in discussion with the propeller manufacturer to seek a recovery of all or a portion of this economic loss. However, no assurances can be provided that any such recovery will be realized. The future acquisition of additional Brasilia aircraft will depend, in large part, on a recovery of these losses by the Company.

In the 1994 annual and subsequent reports, the Company discussed the adverse impact of a start up jet carrier which entered four of the Company's North Dakota markets in July 1994. In January 1995, the new competitor eliminated its service in two of the markets and has subsequently reduced the frequency of service in the remaining cities. In September 1996, this competitor eliminated the remaining service into North Dakota. Great Lakes has adjusted its schedules to take full benefit of additional traffic and revenues.

As a part of the scheduling changes, Great Lakes has replaced the three Brasilias previously operating in the Midway markets with Beech 1900's. The three Brasilias were brought back to the Midwest and fly in the United Express product line with this additional capacity being focused on United Chicago O'Hare and Denver hubs. While transitional expenses resulted in September as the Company moved all 30 seat Brasilia resources from the Midway Connection system to the United Express system (eg: crews, aircraft parts and tooling, repainted aircraft), the Company believes cost benefits will be obtained from the centralization of the Brasilia fleet into one operating region. Further, costs incurred for the Midway Connection initial development phase, such as training and integration, experienced during the last half of 1995 and the first half of 1996 were reduced during the third quarter of 1996. Notwithstanding the Company continued to realize substantial losses in Midway Connection operations in the third quarter of 1996.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The following table sets forth certain financial information regarding the
Company:

                                                          For the Three Months Ended September 30
                                                          ---------------------------------------
STATEMENT OF OPERATIONS DATA
                                                                   1996                            1995
                                                    ------------------------------------   -------------------
                                                                  Cents                            Cents
                                                      Amount         Per      % increase     Amount        Per
                                                    (in 000's)       ASM       from 1995   (in 000's)      ASM
                                                    ----------    ------      ----------   ----------   ------
Total operating revenues                               $31,174       --           26.6%      $24,630       --
                                                    ----------                 ---------   ----------
Salaries, wages and benefits                             6,947     3.9CENTS       25.9         5,520     3.5CENTS
Aircraft fuel                                            5,500     3.1            47.0         3,741     2.4
Aircraft maintenance materials and repairs               3,811     2.1            57.5         2,420     1.5
Commissions                                              2,109     1.1            17.6         1,793     1.2
Depreciation and amortization                            1,375     0.8            (8.9)        1,509     1.0
Aircraft rental                                          3,083     1.7           101.4         1,531     1.0
Other rentals and landing fees                           1,897     1.0            33.4         1,422     0.9
Other operating expense                                  5,939     3.3            28.2         4,631     3.0
                                                    ----------    ------       ---------   ----------   ------
  Total operating expenses                              30,661    17.1            35.9        22,567    14.5
                                                    ----------    ------       ---------   ----------   ------
Operating income                                       $   513       --          (75.1)%    $  2,063       --
                                                    ----------    ------       ---------   ----------   ------
                                                    ----------    ------       ---------   ----------   ------
Interest expense (net)                                 $ 1,439     0.8CENTS      (27.0)%    $  1,972     1.3CENTS
                                                    ----------    ------       ---------   ----------   ------
                                                    ----------    ------       ---------   ----------   ------
Aircraft Expense
  Depreciation and amoritzation                        $ 1,375     0.8CENTS       (8.9)%    $  1,509     1.2CENTS
  Aircraft rental                                        3,083     1.7           101.4         1,531     1.0
  Interest expense (net)                                 1,439     0.8           (27.0)        1,972     1.3
                                                    ----------    ------       ---------   ----------   ------
                                                       $ 5,897     3.3CENTS       17.7%     $  5,012     3.5CENTS
                                                    ----------    ------       ---------   ----------   ------
                                                    ----------    ------       ---------   ----------   ------


SELECTED OPERATING DATA
                                                       Increase
                                           1996        from 1995    1995
                                           ----        ---------    -----
Available seat miles (000s)              179,575        15.2%      155,877
Revenue passenger miles (000s)            79,946         9.7%       72,877
Passenger load factor                       44.5%       (2.3) pts     46.8%
Average yield per revenue passenger mile    36.9CENTS    5.2CENTS     31.7CENTS

OPERATING REVENUES

Operating revenues increased 26.6 percent to $31.2 million in the third quarter of 1996 from $24.6 million during the third quarter of 1995. The increase in operating revenues resulted from the increase in revenue passenger miles flown by 9.7% to 79.9 million in the third quarter of 1996 from 72.9 million during the third quarter of 1995 in conjunction with a 15.2 percent increase in capacity to 179.6 million ASMs in the third quarter of 1996 from 155.9 million ASMs during the third quarter of 1995. The addition of Midway Connection and Arizona service accounted for 17.4% and 2.6%, respectively, of the increase in operating revenues. The increase in operating revenues was partially offset by a $365,000 reduction due to the end of a training and aircraft rental contract with a university in the first quarter of 1996. The 5.2CENTS increase in passenger yield is due primarily to selected price increases in key markets, moving service from lower yield markets to higher yield markets, and due to a strong emphasis on managing advanced passenger bookings.

OPERATING EXPENSES

Total operating expenses increased to $30.7 million, or 17.1 cents per ASM, in the third quarter of 1996 from $22.6 million, or 14.5 cents per ASM in the third quarter of 1995. The increase of total operating expenses reflect the costs associated with expansion of the Company's aircraft fleet and increased level of operations, as more fully detailed below.

Salaries, wages, and benefits expense increased to 3.9 cents per ASM during the third quarter of 1996, from 3.5 cents per ASM during the third quarter of 1995, due to the increase in the number of mechanics and customer service agents to build staff to required levels, and due to increased health insurance claims expense.

Aircraft fuel expense per ASM increased to 3.1 cents in the third quarter of 1996 from 2.4 cents in the third quarter of 1995, due to increased fuel prices from suppliers and the reinstatement of the 4.3 cents per gallon federal excise tax on jet fuel in August 1996.

Maintenance materials and repairs expense increased to 2.1 cents per ASM in the third quarter of 1996 from 1.5 cents per ASM in the third quarter of 1995. A lower rate of parts usage during the third quarter of 1996 was offset by increased repairs and contract labor for the initial on-going periodic maintenance checks on the Brasilia.

Other operating expenses increased to 3.3 cents per ASM in the third quarter of 1996 from 3.0 cents in the third quarter of 1995, reflecting higher passenger booking fees due to increases in rates and increased bookings and higher credit card expenses for the Midway Connection and Great Lakes Airlines operations. These increases were partially offset by lower United program fees due to increased flying under the Company's own code

AIRCRAFT EXPENSE

The change in mix of aircraft expense towards increased aircraft rental expense from depreciation and interest expense is due to a policy decision to lease the majority of aircraft acquisitions in order to gain advantage of lower capital costs. Further, concurrent with acquisitions of new beech aircraft, older aircraft were being returned to Beech and reacquired under reduced rate leases offering more flexible terms for early termination. Interest expense also decreased in the third quarter of 1996 from the third quarter of 1995, as a result of the decrease in the prime interest rate to which a substantial portion of debt is tied.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was (8.9) percent in the third quarter of 1996 and 46.0 percent in the third quarter of 1995. In recognition of the Company's financial results of recent periods and the uncertainties of the airline competitive environment, in the current period the Company has elected to cease recognizing future tax benefits until it is reasonably assured that such benefits would be realized. However, in any month the Company had earnings, income tax expense is recognized.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The following table sets forth certain financial information regarding the
Company:

                                                          For the Three Months Ended September 30
                                                          ---------------------------------------
STATEMENT OF OPERATIONS DATA
                                                                   1996                            1995
                                                    ------------------------------------   -------------------
                                                                  Cents                            Cents
                                                      Amount       Per        % increase     Amount      Per
                                                    (in 000's)     ASM         from 1995   (in 000's)    ASM
                                                    ----------    ------      ----------   ----------   ------
Total operating revenues                              $83,029        --           35.2%      $61,409       --
                                                    ----------    ------       ---------   ----------   ------
Salaries, wages and benefits                           20,157      4.0CENTS       32.9        15,163     3.7CENTS
Aircraft fuel                                          13,873      2.7            39.3         9,957     2.4
Aircraft maintenance materials and repairs             10,199      2.0            56.9         6,501     1.6
Commissions                                             5,861      1.2            24.7         4,701     1.1
Depreciation and amortization                           4,199      0.8            (7.5)        4,539     1.1
Aircraft rental                                         8,169      1.6           172.3         3,000     0.7
Other rentals and landing fees                          5,398      1.1            50.5         3,588     0.9
Other operating expense                                17,337      3.4            44.0        12,038     3.0
                                                    ----------    ------       ---------   ----------   ------
  Total operating expenses                             85,193     16.8            43.2        59,487    14.5
                                                    ----------    ------       ---------   ----------   ------
Operating loss                                        $(2,164)      --          (112.6)%     $ 1,922      --
                                                    ----------    ------       ---------   ----------   ------
                                                    ----------    ------       ---------   ----------
Interest expense (net)                                $ 4,388      0.9CENTS      (19.8)%     $ 5,469     1.3CENTS
                                                    ----------    ------       ---------   ----------   ------
                                                    ----------    ------       ---------   ----------   ------
Aircraft Expense
         Depreciation and amoritzation                $ 4,199      0.8CENTS       (7.5)%     $ 4,539     1.1CENTS
         Aircraft rental                                8,169      1.6           172.3         3,000     0.7
         Interest expense (net)                         4,388      0.9           (19.8)        5,469     1.3
                                                    ----------    ------       ---------   ----------   ------
                                                      $16,756      3.3CENTS       28.8%      $13,008     3.1CENTS
                                                    ----------    ------       ---------   ----------   ------
                                                    ----------    ------       ---------   ----------   ------


SELECTED OPERATING DATA
                                                       Increase
                                           1996        from 1995    1995
                                           ----        ---------    -----
Available seat miles (000s)              506,424         23.6%     409,713
Revenue passenger miles (000s)           224,866         23.0%     182,874
Passenger load factor                       44.4%         (.2) pts    44.6%
Average yield per revenue passenger mile    35.1CENTS     3.8CENTS    31.3CENTS
OPERATING REVENUES

Operating revenues increased 35.2 percent to $83.0 million in the first three quarters of 1996 from $61.4 million during the first three quarters of 1995. The increase in operating revenues resulted from the increase in revenue passenger miles flown by 23.0% to 224.9 million in the first three quarters of 1996 from 182.9 million during the first three quarters of 1995 in conjunction with a 23.6 percent increase in capacity to 506.4 million ASMs in the first three quarters of 1996 from 409.7 million ASMs during the first three quarters of 1995. The addition of Midway Connection and Arizona service accounted for 16.9% and 5.8%, respectively, of the increase in operating revenues. The increase in operating revenues was partially offset by a $936,000 reduction due to the end of training and aircraft rental contract with a university in the first quarter of 1996. The 3.8CENTS increase in passenger yield is due primarily to selected price increases in key markets, moving service from lower yield markets to higher yield markets, and due to a strong emphasis on managing advanced passenger bookings. Due to the addition of the Midway Connection flying which initially were shorter routes, the length of haul for the Company decreased causing the yield to increase.

OPERATING EXPENSES

Total operating expenses increased to $85.2 million, or 16.8 cents per ASM, in the first three quarters of 1996 from $59.5 million, or 14.5 cents per ASM in the first three quarters of 1995. In part, the increase in cost per ASM is due to decreased utilization of the Brasilia aircraft because of FAA mandated propeller inspections and lack of replacement propeller blades in
the first quarter of 1996.   The increase of total operating expenses reflect
the costs associated with expansion of the Company's aircraft fleet and increased level of operations, except as detailed below.

Salaries, wages, and benefits expense increased to 4.0 cents per ASM during the first three quarters of 1996, from 3.7 cents per ASM during the first three quarters of 1995, due to additional customer service wages to facilitate the Company's expansion into new markets and mechanic wages incurred because of the previously discussed Brasilia propeller inspections and replacement and increase in the number of mechanics to build staff to required levels, and due to increased health insurance claims expense.

Aircraft fuel expense per ASM increased to 2.7 cents in the first three quarters of 1996 from 2.4 cents in the first three quarters of 1995 due to increased fuel prices from suppliers and the reinstatement of the 4.3 cents per gallon federal excise tax on jet fuel in August 1996.

Maintenance materials and repairs expense increased to 2.0 cents per ASM during the first three quarters of 1996, from 1.6 cents per ASM in the first three quarters of 1995, due to higher engine overhaul expense during the first quarter of 1996 and increased repairs and contract labor for the initial on-going periodic maintenance checks on the Brasilia in the second and third quarters of 1996.

Other rentals and landing fee expense increased to 1.1 cents per ASM during the first three quarters of 1996, from 0.9 cents per ASM in 1995, as a result of higher facility and landing fee costs at the new Denver International Airport in the first quarter, as well as additional airport fees to facilitate the Company's expansion into new markets.

Other operating expenses increased to 3.4 cents per ASM in the first three quarters of 1996 from 3.0 cents in the first three quarters of 1995, reflecting higher passenger booking fee due to increases in rates and increased bookings for the Midway Connection operations and higher credit card expenses for the Midway Connection and Great Lakes Airlines operations. These increases were partially offset by lower United program fees due to increased flying under the Company's own code.

AIRCRAFT EXPENSE

Aircraft expense increased to 3.3 cents per ASM during the first three quarters of 1996, from 3.1 cents per ASM in the first three quarters of 1995 due to reduced utilization because of the previously discussed Brasilia propeller inspections and replacement, and due to one Brasilia not being flown in the first quarter because of other mechanical problems. The change in mix of aircraft expense towards increased aircraft rental expense from depreciation and interest expense is due to a policy decision to lease the majority of aircraft acquisitions in order to gain advantage of lower capital costs. Further, concurrent with acquisitions of new beech aircraft, older aircraft were being returned to Beech and reacquired under reduced rate leases offering more flexible terms for early termination. Interest expense also decreased in the first three quarters of 1996 from the first three quarters of 1995, as a result of the decrease in the prime interest rate to which a substantial portion of debt is tied.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 24.7 percent in the first three quarters of 1996 and 37.4 in the first three quarters of 1995. In recognition of the Company's financial results of recent periods and the uncertainties of the airline competitive environment, in the current period the Company has elected to cease recognizing future tax benefits until it is reasonably assured that such benefits would be realized. However, in any month the Company has earnings, income tax expense is recognized.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by (used in) operating activities were $(4.0) million and $421,000 in the first three quarters of 1996 and 1995, respectively. Major uses of working capital in the first three quarters of 1996 were the Company's $6.5 million pretax loss combined with a $2.6 million increase in accounts receivable due to increased revenues, a $3.3 million increase in inventories due to the increase in the number of Brasilia aircraft and a $557,000 increase in prepaids due to prepaid aircraft rentals. These uses of working capital were offset by a $4.5 million increase in accounts payable and accrued liabilities due to an increase in expense levels for 1996, and increases in accrued wages and accrued engine reserves, and a $353,000 decrease in deposits on flight equipment due to the cancellation on the Embraer options. The Company's working capital decreased to $7.0 million at September 30, 1996 from $12.1 million at December 31, 1995. Cash decreased $200,000 to $6.6 million at September 30, 1996 from $6.8 million at December 31, 1995.

During the first quarter of 1996, the Company had a line of credit arrangement with a bank totaling $5,000,000. In March 1996, the credit facility was terminated and a $4,000,000 loan was obtained from an equipment supplier. The interest on this loan is LIBOR plus 2%, and is being repaid on a monthly basis over a five year period and is collateralized by a Brasilia aircraft. In August 1996, an additional $5.0 million loan was obtained from the same equipment supplier. Interest on this loan is payable monthly and all advanced principal to be repaid by March 31, 1997. This loan is collateralized by accounts receivable.

In the most recent two years, the Company has experienced significant operating losses as a result of increased competition in the marketplace, operational and equipment reliability challenges, and expenses relating to expansion of the fleet types. During this period, the Company has not achieved operational profits during its first and fourth fiscal quarters.
The difficult environment in which the Company competes may continue into the future. While the Company is making significant efforts to achieve profitability, primarily through revised scheduling, including reallocation of Brasilia assets from the Midway system to the United Express system, continuing losses will result in significant liquidity pressures and violation of certain financial covenants contained in an agreement under which the Company is operating two of its Embraer Brasilia aircraft and its marketing agreement with United Airlines, Inc. If this were to occur, there can be no assurances that additional debt or equity capital could be obtained on terms favorable to the Company, or at all, or that the applicable institution would waive the violation of the financial covenants. The majority of the financial agreements under which the Company operates the remainder of its aircraft contain cross default provisions in the event another institution were to accelerate a significant amount of debt as a result of a default. The Company has not obtained commitments for additional capital and unless it does so may be required to rely on increases in financial performance to supply funds necessary for debt service and working capital requirements.


Capital expenditures related to aircraft and equipment totaled $1.6 million in the first three quarters of 1996 and $16.6 million during the first three quarters of 1995. Principal repayments exceeded long-term borrowings by $14.8 million in the first three quarters of 1996. Long-term borrowings exceeded principal repayments by $10.9 million in the first three quarters of 1995.

Long-term debt, net of current maturities of $5.1 million, totaled $67.5 million at September 30, 1996 compared to $87.5 million, net of current maturities of $4.8 million, at December 31, 1995. $20.2 million of the decrease in long-term debt was due to the sale and subsequent leaseback of eight aircraft to Beech. As of September 30, 1996, the term notes bear interest at rates ranging from 6.6 to 9.1 percent and are payable monthly or quarterly through June, 2009. All debt financing was provided by Beech Acceptance Corporation, Inc. and CIT Group/Equipment Financing, Inc. and is collateralized by 24 related aircraft. There are no financial covenants related to such long-term debt.

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

The Company took delivery of four new Beech 1900D aircraft in March 1996 and two such aircraft in April 1996 and one such aircraft in June 1996. All of these aircraft have been financed by the manufacturer under 141/2 year operating leases. In connection with the acquisition of the four aircraft in March and the aircraft purchased in June, the Company sold five aircraft to Beech. The Company has leased back these aircraft from Beech for a minimum of 24 months, subject to a right of recall provision by Beech upon 90 days notice.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  No exhibits are filed herewith.

          b) On October 22, 1996, the Company filed Form 8-K reporting an item with respect to changes in control of registrant.






                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                       GREAT LAKES AVIATION, LTD.


Dated:  November 11, 1996              By   /s/ A. L. Maxson
                                          ------------------------------------
                                          A. L. Maxson
                                          Executive Vice President Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)