Form 10-K
period 1996-12-31
GREAT LAKES AVIATION LTD
filed 1997-04-04
CIK 914397

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission File No. 0-23224

                             GREAT LAKES AVIATION, LTD.
              (Exact name of registrant as specified in its charter)

           Iowa                                         42-1135319
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                 1965 330th Street
                             Spencer, Iowa  51301-9211
                          -------------------------------
(Address of principal executive offices)     (Zip Code)
Registrant's telephone number, including area code:  (712) 262-1000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No __X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 27, 1997 was approximately $9,486,401.

As of March 31, 1997 there were 7,589,121 shares of Common Stock of the registrant issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated                                  Part of Form 10-K
---------------------                                  -----------------

Proxy Statement for 1997 Annual Meeting of Shareholders    Part III

                                FORM 10-K INDEX

                                                                          Page
                                                                          ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
       Item 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .     1
       Item 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . .    12
       Item 3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . .    12
       Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                DURING FOURTH QUARTER OF FISCAL YEAR . . . . . . . . . .    12

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
       Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . .    13
       Item 6.  SELECTED FINANCIAL AND OPERATING DATA  . . . . . . . . .    14
       Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION. . . . . . . . . . . . . . . . . . . . . . . .    16
       Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . .    24
       Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . .    41

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41
       Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . .    41
       Item 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .    41
       Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .    41
       Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .    41

PART IV  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42
       Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . .    42

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     Great Lakes Aviation, Ltd. ("Great Lakes") is a regional airline which operates under three marketing identities (the "Regional Identities"):
United Express, Midway Connection and Great Lakes Airlines. The Company is one of several companies operating as United Express under code sharing agreements with United Air Lines, Inc. ("United"). While the Company does not compete against other United Express carriers on routes that it serves, it does compete with them to receive the right to serve additional markets under a United agreement. On October 1, 1995 the Company began operating Midway Connection under a code sharing agreement with Midway Airlines Corporation ("Midway"). On August 8, 1995 the Company began operations in the Southwest United States and Mexico independently under its own code. As of December 31, 1996, the Company operated a fleet of 42 Beechcraft Model 1900 19-passenger aircraft and 12 Embraer Brasilia 30-passenger aircraft. References herein to the Company include Great Lakes and its wholly-owned subsidiary.

    The table below sets forth certain operating information for each of the Regional Identities for the applicable period ended December 31, 1996.

                                             United         Midway     Great Lakes
                                             Express      Connection     Airlines         Total
                                             --------     ----------   -----------     ----------
Operating revenues (000's)                   $ 86,419      $ 14,785       $ 8,466      $  109,670
Passengers                                    749,527       165,975        97,463       1,012,965
Available seat miles (000's)                  510,932       101,509        65,863         678,304
Revenue passenger miles (000's)               235,963        39,396        24,248         299,607
% of passengers connecting with partner           45%           50%           N/A             N/A
Load factor                                     46.2%         38.8%         36.8%           44.2%

     The Company's recent performance has caused certain liquidity problems. See "Management's Discussion and Analysis of Financial Condition".

THE COMPANY'S REGIONAL IDENTITIES

UNITED EXPRESS

     The United Express operation serves Chicago, Denver and Minneapolis-St. Paul from 60 destinations in ten states located in the Upper Midwest as of December 31, 1996. The Company became a "United Express" carrier in 1992 under a code sharing agreement with United and is one of the principal United Express regional carriers.

     The Company's code sharing and related agreements with United (the "United Express Agreements") entitle the Company to use United's "UA" flight designator code to identify its code sharing flights and fares in computer reservation systems, United's "Apollo" reservation system (including United's automated check-in, ticketing and boarding pass, and advance seat reservation and baggage tracing systems), to use the United Express logo and aircraft exterior paint schemes and uniforms similar to those of United and to otherwise advertise and market its association with United. United Express passengers participate in United's "Mileage Plus" frequent flyer program and are eligible to receive a minimum of 500 United frequent flyer miles for each trip on a United Express flight. The United Express Agreements also provide for coordinated schedules and through fares. A through fare is a cost-saving fare available to a prospective passenger who, in order to reach a particular destination, transfers between the major carrier and that carrier's code sharing partner. United establishes all through fares and the Company receives a portion of the fares on a formula basis, subject to periodic adjustment.

     Under the United Express Agreements, United provides a number of additional services to the Company. These include publication of the fares, rules and related information that are part of the Company's contracts of carriage for passengers and freight; publication of the Company's code sharing flight schedules and related information using the United "UA" flight designator code and flight numbers assigned by United; provision of ground support services at six airports served by both United and the Company; provision of ticket handling services at United's ticketing locations; provision of airport signage at airports where both the Company and United operate; provision of United ticket stock and related documents; provision of expense vouchers, checks and cash disbursements to passengers on code sharing flights of Great Lakes inconvenienced by flight cancellations, diversions and delays; and cooperation in the development and execution of advertising, promotion and marketing efforts featuring United Express and the relationship between United and the Company under the Agreements. The Company pays United monthly a fee based on the total number of revenue passengers boarded on all of Great Lakes' United Express flights. This fee varies depending on whether the passenger travels through United hubs at Denver and Chicago, is carried to or from other airports served by United or if the passenger is carried between cities only served by Great Lakes. The Company also receives an incentive amount for each passenger that connects with a United flight. In order to reduce expenses on those routes where passengers have few opportunities to connect with United, the Company removes the United Code and provides the service as Great Lakes Airlines.

     With the exception of certain pre-approved destinations connecting with Minneapolis-St. Paul and Detroit, the United Express Agreements require the Company to obtain United's prior consent to operate as a United Express carrier on all routes. Additionally, the United Express Agreements restrict the Company's ability to decrease its service to Denver and Chicago O'Hare below certain minimum levels. Great Lakes has the exclusive right to provide United Express service to and from Detroit and Minneapolis-St. Paul and on existing Great Lakes' routes to and from Chicago O'Hare and Denver. The United Express Agreements, however, prohibit the Company from entering into a code sharing agreement with any other airline at Chicago, Denver, Des Moines, Detroit, Minneapolis-St. Paul and Omaha. The code sharing agreement, however, does not prohibit United from competing with Great Lakes. The United Express Agreements may be canceled if the Company fails to meet certain financial tests or performance standards or fails to maintain certain minimum flight frequency levels.

     The United Express Agreements restrict the ability of the Company to merge with another company or dispose of its assets or aircraft without first offering United a right of first refusal to acquire the Company, or such assets or aircraft. United also has a right of first refusal with respect to issuances by the Company of shares of its Common Stock or the sale by Douglas
G. Voss, the Chief Executive Officer of the Company, of his Common Stock. United has the option to terminate the United Express Agreements in the event that Great Lakes merges with, or is acquired by, another air carrier or any affiliate thereof, subject to certain pre-approved exceptions.

     The code sharing agreement with United terminates in April 1997 but is subject to earlier termination upon failure of the Company to provide specified levels of service or performance, not paying without just cause its bills when due, or upon other specified events. Currently, the Company is in default of a covenant of the United Express Agreement as a result of its nonpayment of bills when due and is attempting to obtain a waiver of the default from United. The Company has commenced negotiations with United to renew the code sharing agreement, which the Company expects will be completed on a mutually advantageous basis, although no assurance can be given that this actually will be accomplished. Any termination or failure to renew this agreement, any material adverse modification of this agreement, or any substantial decrease in the number of routes served by the Company under this agreement would have a material adverse effect on the Company's business. As a result of the code sharing agreement, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business may also be adversely affected.

MIDWAY CONNECTION

     Since October 1, 1995 the Company has operated as a "Midway Connection" carrier under a marketing agreement ("Midway Connection Agreement") with Midway. As of December 31, 1996, the Company's Midway Connection operation served Raleigh/Durham from 14 destinations in Virginia, Georgia, North Carolina, South Carolina, Ohio, Florida, Maryland and the District of Columbia.

     The Company's marketing agreement with Midway entitles the Company to use Midway's "JI" flight designator code to identify its code sharing flights and fares in computer reservation systems, (including Midway's automated check-in, ticketing and boarding pass, and advance seat reservation and baggage tracing systems), to use the "Midway Connection" logo and aircraft exterior paint schemes and uniforms similar to those of Midway and to otherwise advertise and market its association with Midway. The Company's passengers on code sharing flights may participate in American Airlines' frequent flyer program as long as Midway participates in the American Airlines program. The Midway Connection Agreement also provides for coordinated schedules and through fares. The Company and Midway mutually establish through fares and the Company receives a portion of the fares on a formula basis.

     Under the Midway Connection Agreement, Midway provides a number of additional services to the Company. These include publication of the fares, rules and related information that are part of the Company's contracts of carriage for passengers and freight; publication of the Company's code sharing flight schedules and related information using the Midway "JI" flight designator code and flight numbers assigned by Midway; provision of ticket handling services at Midway's ticketing locations; provision of airport signage at airports where both the Company and Midway operate; provision of Midway ticket stock and related documents; provision of expense vouchers, checks and cash disbursements to passengers on code sharing flights of the Company inconvenienced by flight cancellations, diversions and delays; and cooperation in the development and execution of advertising, promotion and marketing efforts featuring Midway Connection and the relationship between Midway and the Company.

     With the exception of certain pre-approved destinations, the Midway Connection Agreement requires the Company to obtain Midway's prior consent to operate as a Midway Connection carrier on all routes. Under the terms of the Midway Connection Agreement, the Company has the exclusive right to provide Midway Connection service to and from Raleigh/Durham. The Midway Connection Agreement, however, prohibits the Company from entering into a code sharing agreement with any other airline at Raleigh/Durham.

     Midway Connection services have been unprofitable. This is partially attributable to the fact that Midway reduced the number of aircraft in their operation early in 1996 rather than expanding operations as originally planned. This reduced the number of connecting opportunities for the Company's flights and, in turn, potential traffic which could use the Company's services. As a result the Company is negotiating with Midway to receive additional revenues to compensate it for providing current levels of connecting traffic to Midway. There can be no assurance that these negotiations will be successful. Early in 1997, the Company eliminated unprofitable service to two communities and seasonably reduced flying to the beach communities in the Midway Connection system.

     The Midway Connection Agreement terminates October 1, 2004, but is subject to immediate termination upon notice if either party becomes insolvent, is not paying without just cause its bills when due, ceases to be a going concern, makes an assignment for the benefit of creditors, or ceases operations, unless the defaulting party posts a letter of credit to cover all amounts potentially due to the other party. Either party may terminate the Midway Connection agreement effective any time on or after October 1, 1997, upon six months' prior written notice. In addition, if either party does not perform any of its material covenants, agreements, terms or conditions under the Midway Connection Agreement for a period of 30 days after written notice to cure such default, then the other party may terminate the agreement upon an additional 15 days' notice to the defaulting party. If it is determined that the Company has failed to meet certain flight completion and on-time performance standards for any three consecutive month period, then Midway may terminate the Midway Connection Agreement upon 15 days' written notice to the Company. At any time Midway could seek to terminate the Midway Connection Agreement as a result of the Company's non-payment of bills when due and for failure to perform under certain covenants in the agreement. As of March 31, 1997, the Company has not received any notice of breach or termination from Midway and on April 4, 1997, received a letter from Midway stating that Midway had no present intention of terminating the Midway Connection Agreement. Any termination or failure to renew this agreement, any material adverse modification of this agreement, or any substantial decrease in the number of routes served by the Company under this agreement could have a material adverse effect on the Company's business. As a result of the code sharing agreement, the Company's business is sensitive to events and risks affecting Midway. If adverse events affect Midway's business, the Company's business may also be adversely affected.

GREAT LAKES AIRLINES

     On August 8, 1995, the Company acquired from Arizona Airways, Inc. ("Arizona") certain aircraft parts, tools, furniture and fixtures, computer equipment, accounts receivable and intellectual property (the "Assets") pursuant to a foreclosure (the "Foreclosure") of a lien on the Assets. The Foreclosure was for amounts owed the Company under a management assistance and consulting services agreement, an aircraft parts purchase agreement, a code sharing agreement, an aircraft lease agreement and other agreements, between the Company and Arizona.

     On August 8, 1995, the Company began service to the domestic destinations (Tucson and Phoenix, AZ and Albuquerque, NM) previously served by Arizona and on August 17, 1995 began service to the Mexican destinations (Hermosillo, Guaymas, and Ciudad Obregon) previously served by Arizona. Initially, the Company served these destinations under the trade name "Arizona Airways Express," but beginning April 7, 1996, the Company began providing this service under the name Great Lakes Airlines. Service between Phoenix and Page/Lake Powell was added in April 1996 with Federal Subsidy. In October 1996, the Company began service between Show Low, Arizona and Phoenix with subsidy provided by the local community.

UNITED EXPRESS MARKETS

CHICAGO

     The Company's service to the Chicago O'Hare market is anchored by its ownership of 54 slots and its lease of 12 slots allocated by the Federal Aviation Administration ("FAA"). These slots are used primarily to provide connecting opportunities with United flights. The Company's ability to increase its passenger volume at Chicago O'Hare is limited by its allocation of slots, and future increases in passenger volume are expected to come from increased load factors, the acquisition of additional slots and the concentrated use at O'Hare of currently operated larger aircraft. See "Slot Allocation" and " Aircraft." During 1996, approximately 65 percent of Great Lakes' passenger traffic was carried to or from Chicago. During 1996, approximately 47 percent of the Great Lakes' traffic at Chicago O'Hare connected with United, two percent connected with other airlines and 51 percent traveled exclusively on a Great Lakes flight ("on-line"). As of December 31, 1996, Great Lakes had 48 weekday Chicago O'Hare departures serving 31 destinations located in Iowa, Illinois, Indiana, Michigan, Minnesota, South Dakota and Wisconsin.

     In January 1997 the Company was awarded slot exemptions for the specific purpose of providing 20 operations per day between Chicago O'Hare Airport and Dubuque and Mason City, Iowa; Huron and Sioux Falls, South Dakota; and Fargo, North Dakota. These slot exemptions may not be bought, sold or traded without Department of Transportation ("DOT") approval. In addition, these slot exemptions require the Company to provide minimum amounts of Essential Air Service to certain small cities.

DENVER

     The Company's primary strategy at Denver is to implement service in markets where United and other major carriers have reduced service and to feed that traffic to this United hub. The Company is currently in negotiations with United with respect to the sharing of the expenses of operating at the new Denver airport. Operating costs at the Denver airport were $755,000 in 1994 and the Company recorded operating costs of $2.2 million in 1995 and $2.1 million in 1996. During 1996, approximately 25.7 percent of Great Lakes' passenger traffic was carried to or from Denver. During 1996, approximately 55 percent of the Company's traffic at Denver connected with United, one percent connected with other carriers and 44 percent was on-line. As of December 31, 1996, Great Lakes had 25 weekday Denver departures serving 18 destinations located in Iowa, Minnesota, Nebraska, North Dakota and South Dakota.

MINNEAPOLIS-ST. PAUL

     As of December 31, 1996, Great Lakes had 21 weekday departures serving
19 destinations located in Colorado, Iowa, Michigan, Minnesota, North and
South Dakota, Nebraska and Wisconsin.   During 1997, services in the
Minneapolis/St. Paul markets have been substantially reduced and the remaining services are supported by the Essential Air Service Subsidy program.

MIDWAY CONNECTION MARKETS

     During 1995, under an agreement with American Airlines, Midway began serving certain routes at a hub formerly operated by American at Raleigh Durham airport. This service was primarily to cities in the Northeast as well as Florida and the Caribbean. At the end of 1996 Midway operated twelve F100 and one A320 aircraft.

     The Company's Midway Connection operation focuses primarily on providing feed to and from Midway's service at Raleigh Durham to business markets in the Northeast. In 1996 and 1995, 50% and 70%, respectively, of Midway Connection's passengers connected with Midway.

     In select markets the Company's passengers may also receive American Airlines' AAdvantage frequent flyer program awards.

GREAT LAKES AIRLINES

     In Arizona, New Mexico, certain cities in the Midwest and Mexico the Company operates under the name Great Lakes Airlines. At December 31,1996, it served 13 destinations, two of which are also served as United Express.

ESSENTIAL AIR SERVICE PROGRAM

     The Deregulation Act allowed airlines great freedom to introduce, increase and generally reduce or eliminate service to existing markets. Under the Essential Air Service Program, which is administered by the DOT, certain communities that received scheduled air service prior to the passage of the Deregulation Act are guaranteed specified levels of "essential air service." The DOT may authorize federal subsidies to compensate a carrier providing essential air service in otherwise unprofitable or minimally profitable markets. Beginning in October 1997, the program is funded on an ongoing basis from foreign air carrier overfly fees. If these subsidies are eliminated the Company may discontinue service to some or all of the subsidized communities.

     At December 31, 1996, the Company served 18 essential air service communities on a subsidized basis. The Company received $3.5 million, $2.6 million and $2.7 million in essential air service subsidies for the years ended December 31, 1996, 1995 and 1994, respectively. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before it may terminate, suspend or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found.

     Consistent with current DOT service limits, aircraft departures in subsidized service in 1997 are expected to be slightly below those in 1996. However, through renegotiation of rates and modifications in service, the Company expects to receive an increase of approximately $2.3 million from providing such service. Further increases in subidy may result if DOT authorizes increses of flight frequencies recognized for subsidy support at EAS cities.

AIRCRAFT

GENERAL

     At December 31, 1996, the Company operated a fleet of 42 Beechcraft 1900 aircraft and twelve Embraer Brasilia aircraft. The Beech aircraft are pressurized, radar equipped and offer a 300-mile per hour cruising speed for 19 passengers, plus cargo, with a range of 850 miles. The Beechcraft 1900 aircraft is widely regarded by airlines as an efficient and reliable aircraft for regional service. As of December 31, 1996, the Company owned 21 of its Beechcraft 1900 aircraft and leased the remaining 21 under agreements with remaining terms ranging from one month to 14 years.

     The Embraer Brasilia aircraft are equipped with advanced avionics, have stand-up cabins, restrooms, are staffed with a flight attendant for 30 passengers and offer a 360 mile per hour cruising speed with a range of 750 miles. As of December 31, 1996, the Company owned four of its Embraer Brasilia aircraft and leased the remaining eight under agreements with remaining terms ranging from 3 to 17 years.

SUMMARY OF AIRCRAFT ADDITIONS AND DELETIONS

     The table below shows the number and type of aircraft operated by the Company on January 1, 1996 and December 31, 1996 and the number and type of aircraft acquired or retired from the Company's fleet during the year ended December 31, 1996.

                                                                                                   December 31, 1996
                                                                                                   -----------------
                           January 1, 1996     Acquisitions    Retirements    December 31, 1996     Owned    Leased
                           ---------------     ------------    -----------    -----------------     -----    ------
Beechcraft 1900C                 30                 --              6                 24              15        9
           1900D                  8                 10             --                 18               6       12

Embraer 120
        New                       5                 --             --                  5               1        4
        Used                      7                 --             --                  7               3        4
                                ---                ---            ---                ---             ---      ---
           Total                 50                 10              6                 54              25       29
                                ---                ---            ---                ---             ---      ---
                                ---                ---            ---                ---             ---      ---

     The Company entered into an agreement in 1994 to acquire five new Brasilia 30-passenger aircraft and options to acquire up to an additional 15 aircraft (the Embraer Agreement). Two of these aircraft were delivered in December 1994, and three in 1995. In July 1996, the Embraer Agreement was terminated.

     During 1996 the Company sold eight Beechcraft 1900C aircraft to Raytheon and leased them back under 12 year operating leases with an option to return upon 30 day notice during the first two years. At the termination of the lease, the Company will be required to comply with certain aircraft refurbishment provisions. Gains and losses on these transactions are amortized over the first two years of the lease agreement because this is the maximum term for which the Company expects to retain the aircraft. If a lease is terminated early the full amount of the remaining unamortized gain or loss is recognized at that time. Five of the sale/leaseback aircraft were returned to Raytheon. One of the sale/leaseback aircraft was destroyed in November 1996. The Company intends to provide notice to terminate the lease on the remaining two aircraft.

     Since January 1, 1996, the Company took delivery of ten new Beechcraft 1900D aircraft. All of these aircraft have been financed by the manufacturer under 14-1/2 year operating leases. In connection with the lease of these new Beechcraft 1900D aircraft, the Company acquired the right to sell to Raytheon certain Beechcraft 1900C aircraft at prices equal to the unamortized balance of the amounts owed on the aircraft. In addition, the Company also obtained the right to sell one Beechcraft 1900C pledged as collateral to secure performance under a lease agreement wherein the Company operates two of its Brasilia aircraft. Management intends to sell that Beechcraft 1900C aircraft under this agreement and use substantially all of the proceeds of this sale to purchase a certificate of deposit to continue to collateralize this Brasilia lease. No significant amount of cash will be generated from these transactions.

     As of December 31, 1996, the average ages of the Company's owned and leased aircraft were 5.3 and 3.9 years, respectively.

AIRCRAFT DEBT AND LEASES

     As of March 31, 1997, the Company's aircraft lease agreements are scheduled to expire in 1998 and thereafter.

     The aircraft lease agreements contain provisions which the Company believes are typical of leases for the type of aircraft involved. These terms include the requirement that the Company pay all taxes, maintenance, insurance and other operating expenses; general and tax indemnities from the Company; condition-on-return provisions; and default provisions, including cross-default provisions with other leases or agreements.

     In 1996 the Company has suffered significant losses in 1996 and 1995 and negative operating cash flow in 1996, has been unable to meet significant current and long-term financial obligations, and has defaulted on certain financial and operating agreements.

     Raytheon Aircraft Company and its financing affiliates (collectively, "Raytheon") is the Company's primary aircraft supplier and largest creditor. The Company has financed all 42 of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also extended the Company a $5 million loan secured by accounts receivable (collectively, the "Raytheon Agreements"). The Raytheon Agreements went into default in 1997 due to the Company's nonpayment of scheduled amounts due. The Raytheon Agreements also contain cross-default provisions which may be triggered if the Company's obligations to other creditors are accelerated as a result of non-payment of those obligations. The default provisions of the Raytheon Agreements give Raytheon the right to accelerate certain amounts due under the Raytheon Agreements or repossess the aircraft or other assets securing the Raytheon Agreements. The Company is negotiating with Raytheon to defer, refinance, or restructure all balances owed. While management believes that initial discussions have been favorable, there can be no assurance that such negotiations will be successful or that Raytheon will not exercise its rights under the default provisions.

     In addition, the Company has financed 11 of its Brasilia aircraft through five lease and debt agreements with other unrelated entities (collectively, the "Brasilia Agreements"). At December 31, 1996, one of the Brasilia Agreements under which it operates 2 of these aircraft was in default due to violation of a financial covenant. During 1997, all of the other four Brasilia Agreements went into default due to non-payment of scheduled amounts due. One of these Brasilia Agreements has been subsequently modified to allow deferral of payment of the defaulted amounts. Remedies available under the default provisions of the Brasilia Agreements have not been exercised, but include possible repossession and resale of the related aircraft, with the Company being responsible to pay any shortfall between such sale proceeds and the balance of the underlying obligations.
The Company has received formal notice of default concerning non-payment of obligations owed under two of the Brasilia Agreements under which the Company leases a total of 4 Brasilia aircraft.

     The Company has been in negotiations with its lessors and lenders for deferral or other credit accommodations under the aforementioned lease and debt agreements, and in conjunction with such negotiations is seeking amendments of the agreements or waivers of the related defaults. There can be no assurance that the lessors or lenders will agree to amend the agreements or waive the defaults.

MAINTENANCE

     The FAA mandates periodic inspection and maintenance of commercial aircraft. The Company performs most maintenance and inspection of its aircraft and engines (except engine overhaul) using its own personnel. Great Lakes supports its fleet by utilizing eighteen decentralized maintenance bases capable of performing these functions. These bases are located at Williston, North Dakota; Fargo, North Dakota; Devils Lake, North Dakota; Huron, South Dakota; Duluth, Minnesota; St. Paul, Minnesota; Grand Island, Nebraska; Sioux City, Iowa; Spencer, Iowa; Chicago, Illinois; Springfield, Illinois; Sault Ste. Marie, Michigan; Muskegon, Michigan; Marquette, Michigan; Raleigh/Durham, North Carolina; Tucson, Arizona; Terre Haute, Indiana and Denver, Colorado. The Company believes that performing its maintenance at locations where its aircraft are stored overnight reduces maintenance costs and promotes a higher level of operating efficiency.

     Maintenance is performed at the locations where flights terminate at the end of the day to minimize costly ferry flying and maximize the amount of time aircraft may be accessed for maintenance procedures. Parts and supplies inventories are also maintained at these locations to promote the mechanical dispatch reliability of the fleet. The Company also maintains an inventory of spare engines and propellers for its fleet to allow for minimal downtime during major overhauls. The Company performs certain major maintenance overhauls to its fleet which it believes most other regional airlines have performed by outside contractors.

SLOT ALLOCATION

     At Chicago O'Hare, scheduled flights during most times of day may be conducted only if an airline has obtained a slot. Of the 54 slots allocated to the Company by the FAA as of December 31, 1996, 27 may be used for aircraft with up to 75 seats and the remainder may be used for aircraft with up to 110 seats.

     Outstanding slots at FAA slot-controlled airports are currently freely exchanged between airlines and other persons, bought or sold (often with gates or other on-ground assets), or leased. Slot values depend on several factors, including the airport, the time of day, the number and availability of slots, and whether they are commuter or air carrier slots. Interests in slots have also been used by airlines as collateral to secure debt financings and other obligations. The DOT and FAA must be advised of all slot transfers and must determine that each such transfer will not be injurious to the Essential Air Service Program. The transfer of a slot obtained in an FAA-administered lottery is limited for two years after its acquisition to either transfers for other lottery slots at the same airport or sales or leases to new entrants or incumbent slot holders with a small number of slots.

     In addition to the foregoing, on during January 1997 the Company was awarded slot exemptions for the specific purpose of providing 20 operations per day between Chicago O'Hare Airport and Dubuque and Mason City, Iowa; Huron and Sioux Falls, South Dakota; and Fargo, North Dakota. These slot exemptions may not be bought, sold or traded without DOT approval.

     The FAA's slot regulations require the use of each slot at least 80 percent of the time, measured on a bi-monthly basis. Failure to do so without a waiver from the FAA (which is granted only in exceptional cases) subjects the slot to recall by the FAA. In addition, the slot regulations provide that slots do not represent a property right, but represent an operating privilege subject to FAA control and that slots may be withdrawn by the FAA at any time without compensation to meet the DOT's operational needs (such as providing slots for international or essential air transportation or providing slots for new entrant carriers).

     Since the creation of the slot system in 1968, and subsequent to the adoption of the FAA's slot allocation, use and transfer regulations in 1985, there have been and are currently pending several proposals introduced in Congress and discussions within the DOT and the FAA regarding slots. In August 1993, the National Commission To Ensure A Strong Competitive Airline Industry recommended that the "FAA review the rule that limits operations at `high density' airports with the aim of either removing these artificial limits or raising them to the highest level consistent with safety requirements." In October 1993, Congress passed a bill requiring the FAA to undertake a one-year review of whether slot restrictions can be eliminated or substantially eased. In August 1995, Congress passed legislation granting the FAA authority to create additional slots for essential air service, international and certain domestic jet operations. Great Lakes has received 28 slots to date pursuant to the August 1995 legislation.

     Effective October 29, 1995, pursuant to an option agreement, United purchased ten of the Company's landing and takeoff slots at Chicago O'Hare airport for $3.85 million. Concurrently, the Company has an agreement to lease these slots from United until May 1997 at which time the Company intends to extend the lease. These ten slots were the only slots owned by the Company which were not encumbered by requirements to provide essential air service to small communities. United has an option to purchase or lease all or any portion of the remaining 54 slots, until expiration of the United Express Agreement in April 1997. United may acquire the Company's remaining 54 slots for the lesser of their fair market value or $26.2 million. United's acquisition of the Company's remaining 54 slots is subject to the approval of the DOT and the assumption by United of essential air service responsibility to certain communities. In the event United acquires any of the Company's remaining 54 slots, the Company has the right to lease the slots from United for a period of one year thereafter.

YIELD MANAGEMENT

     The Company closely monitors its inventory and pricing of available seats with a computerized yield management system. This system enables the Company's revenue control analysts to examine the Company's past traffic and pricing trends and to estimate the optimal allocation of seats by fare class (the number of seats made available for sale at various fares). The analysts then monitor each flight to adjust seat allocations and overbooking levels, with the objective of maximizing the total revenue for each flight.

MARKETING

     For United Express, Midway Connection and Great Lakes Airlines operations, the Company's services are marketed primarily by means of listings in computerized reservation systems and the OFFICIAL AIRLINE GUIDE, advertising and promotions, and through direct contact with travel agencies and corporate travel departments. The Company's advertising and promotional programs emphasize the Company's close affiliation with United, Midway and other major carriers, including coordinated flight schedules and the right of the Company's passengers to participate in United's "Mileage Plus" and American Airlines' "AAdvantage" frequent flyer programs.

COMPETITION

     The Company competes primarily with regional and major air carriers and automobile transportation. The Company's competition from other air carriers varies from location to location and, in certain areas, comes from regional and major carriers who serve the same destinations as the Company but through different hub and spoke systems. The domestic airline industry has undergone major structural changes since the enactment of the Airline Deregulation Act of 1978 (the "Deregulation Act"). Since that time, there has been substantial consolidation and integration of both major and regional carriers, including the acquisition or association of most regional carriers by or with major carriers. Deregulation has made possible the rapid entry of competitors into the Company's markets, and competitors are able to adjust fares rapidly to improve their competitive position.

     Almost all markets are subject to a high degree of price competition both from established carriers and low fare jet carriers. The Company believes, however, that its ability to compete in its market areas is strengthened by its code sharing relationships with United and Midway. United's substantial presence at Chicago O'Hare and Denver, enhances the importance to Great Lakes of the United "UA" flight designator code in the Upper Midwest. Beginning in mid-1996 and continuing into 1997, the Company's scheduled operations at Minneapolis/St. Paul have been substantially reduced and the resources redeployed to Chicago and Denver where United's dominant position is expected to generate greater connecting traffic to the Company's flights. The Company competes with other airlines by offering frequent flights, flexible schedules and low fares. In addition, the Company's competitive position benefits from the large number of participants in United's "Mileage Plus" and American Airlines' "AAdvantage" frequent flyer programs who fly regularly to or from the markets served by the Company. The Company's code sharing agreement with United does not prohibit United from competing with the Company. The code sharing agreements requires the Company to obtain United's and Midway's written consent before commencing service on routes other than certain pre-approved routes.

     There can be no assurance that the Company will not experience increased competition from existing competitors or from new entrants on one or more of the Company's routes.

FUEL

     The Company has not experienced difficulty with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future requirements. The Company contracts directly with refiners for the purchase of its fuel. Standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. The Company has generally been able to pass on increases in fuel costs in the form of fare increases.

EMPLOYEES

     On December 31, 1996, the Company had 1198 full-time and 216 part-time employees as follows:

          CLASSIFICATION:
          Pilots . . . . . . . . . . . . . . . . . . . . . . . . . .   354
          Station personnel  . . . . . . . . . . . . . . . . . . . .   673
          Maintenance personnel. . . . . . . . . . . . . . . . . . .   182
          Administrative and clerical personnel. . . . . . . . . . .   127
          Flight attendants. . . . . . . . . . . . . . . . . . . . .    58
          Management . . . . . . . . . . . . . . . . . . . . . . . .    20
                                                                     -----
          Total employees                                            1,414
                                                                     -----
                                                                     -----

     On March 4, 1996 the International Brotherhood of Teamsters was certified to represent the pilots and have informed the Company of their intent to renegotiate the contract which became amendable on April 30, 1996. The Company and union jointly made application to the National Mediation Board for mediation services. Negotiations are on-going. During 1996 the flight attendants voted to be represented by the Teamsters Union.

     The Company's mechanics are represented by the International Association of Machinists ("IAM"), a national labor organization. On February 1, 1994, the Company entered into its initial agreement with the IAM which provided for wage increases and benefit improvements. This agreement becomes amendable on November 1, 1997.

     The Company believes that relations with its employees are satisfactory.

CHARTER AND FREIGHT SERVICE

     Great Lakes uses available aircraft and from time to time leases four and six passenger aircraft from an affiliated company to provide charter services to private individuals, corporations and groups such as collegiate athletic teams. Great Lakes also carries freight, mail and small packages on most of its scheduled flights. Revenues from its charter flights and freight deliveries were 1.6 percent, 1.5 percent and 1.2 percent of the Company's total revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

REGULATION

     In accordance with the provisions of the Federal Aviation Act of 1958, as amended (the "1958 Act"), Great Lakes is an air carrier subject to regulation by the DOT, primarily with respect to economic matters, and is also subject to regulation by the FAA with respect to certain safety related matters.

     The Deregulation Act eliminated many regulatory constraints so that airlines became free to set fares and, with limited exceptions, to establish domestic routes without the necessity of seeking government approval. The DOT is still authorized to establish consumer protection regulations; to prohibit certain pricing practices; to mandate conditions of carriage; and to make ongoing determinations of a carrier's fitness, willingness and ability to properly and lawfully provide air transportation. The DOT also has the power to bring proceedings for the enforcement of its regulations under the 1958 Act, including the assessment of civil penalties and the revocation of operating authority, and to seek criminal sanctions.

     The Company holds a commuter air carrier operating certificate issued by the FAA pursuant to Part 135 of its regulations. The Company, as a commuter air carrier, is licensed under Part 298 of the Economic Regulations of the DOT.

     The Company is subject to the jurisdiction of the FAA with respect to its aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain an operating certificate and operations specifications for the particular aircraft and types of operations conducted by the carrier, all of which are subject to suspension or revocation for cause.

     The Company is subject to the jurisdiction of the Federal Communications Commission regarding the use of its radio facilities. Local governments and authorities in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement and curfews and use of airport facilities. The Company believes that it is in compliance with all such regulations.

     The use of landing and take-off slots at Chicago O'Hare is heavily regulated by the FAA. The FAA has the authority to revoke a carrier's slots for failure to comply with FAA regulations.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the names, ages and positions of the executive officers of the Company.

Great Lakes
-----------

     Name                           Age                 Title
     ----                           ---                 -----
     Douglas G. Voss . . . . . . .   42   Chief Executive Officer, President
                                          and Chairman of the Board of Directors
     A. L. Maxson  . . . . . . . .   61   Executive Vice President Finance,
                                          Chief Financial Officer and Director
     Richard H. Fontaine . . . . .   56   Senior Vice President Marketing
     Roberta L. Dircks . . . . . .   52   Vice President, Controller and
                                          Chief Accounting Officer


                        Background of Executive Officers
                        --------------------------------

     DOUGLAS G. VOSS. Mr. Voss co-founded Great Lakes in 1979 and has served in the positions of Chief Executive Officer and director since the Company's inception. Mr. Voss became a pilot in 1974 and holds both an Airline Transport Pilot Certificate and an Airframe and Powerplant Mechanic Certificate. Mr. Voss is a graduate of Colorado Aero Tech. In 1977 and 1978, Mr. Voss was employed as a mechanic for a subsidiary of Beechcraft. He has served Great Lakes in a number of operational positions, including Director of Maintenance and Director of Operations.

     A. L. MAXSON. Mr. Maxson became the Company's Chief Financial Officer and a director in December 1993 after serving the Company in a consulting capacity for several months. Mr. Maxson began his career in the aviation industry in 1966 when he joined Southern Airways, Inc. as its Controller and was made Chief Financial Officer shortly thereafter. Southern Airways, Inc. was ultimately merged with North Central Airlines Inc. to create Republic Airlines Inc., where Mr. Maxson also served as Chief Financial Officer. Mr. Maxson became Vice President Financial Planning for Northwest Airlines, Inc. upon that company's acquisition of Republic Airlines, Inc. in 1986. Mr. Maxson remained with Northwest Airlines, Inc. until 1991, and was self-employed as a financial consultant during the period from 1991 to December of 1993. Mr. Maxson is a Director of Aero Systems Engineering, Inc.

     RICHARD H. FONTAINE. Mr. Fontaine rejoined Great Lakes in his present position on September 25, 1995. He previously had held the positions at Great Lakes of President and Chief Operating Officer from 1991 to 1993 and Executive Vice President and Chief Operating Officer from 1988 to 1991. In the interim he was employed by GP Express Airlines ("GP Express") as Executive Vice President and President. Previously he had been at Alliance Airlines as Executive Vice President from 1986 to 1988, Simmons Airlines as Senior Vice President of Planning in 1985 and 1986, Mississippi Valley Airlines as Vice President from 1982 to 1985 and United Airlines in various positions from 1967 to 1982.

     ROBERTA L. DIRCKS. Ms. Dircks joined Great Lakes in her present position in August 1994. She was Vice President and Controller at Gage Marketing Group from August 1992 to August 1994 at which time she joined Great Lakes. Ms. Dircks was Vice President, Chief Financial Officer and Secretary for Vital Heart Systems from December 1991 to August 1992. She served as Deputy State Auditor for the State of Minnesota from April 1991 to December 1991. Ms. Dircks held several positions with Northwest Airlines and Republic Airlines from 1985 to 1991; most recently, she served as Staff Vice President with responsibility for the cost analysis and control department of Northwest Airlines. She is a Certified Public Accountant.

     The officers of the Company are elected annually and serve at the discretion of the Board of Directors.

INSURANCE

     The Company carries the types and amounts of insurance required by the DOT and customary in the regional airline industry, including coverage for public liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation. The United Express Agreements and the Midway Connection Agreement require the Company to maintain certain specified levels of insurance coverage. The Company believes that the insurance is adequate as to amounts and risks covered. There can be no assurance, however, that the limits of the Company's insurance will be sufficient to cover any catastrophic loss.

ITEM 2.   PROPERTIES

     The Company leases gate and ramp facilities at 66 airports and leases ticket counter space at the 64 locations where ticketing is handled by Company personnel. Payments to airport authorities for ground facilities are based on a number of factors, including the amount of space used and flight volume. The Company also leases aircraft maintenance and hangar space at 18 of the locations it serves.

     The Company leases approximately 15,000 square feet of space in Spencer, Iowa for its administrative, flight operations and maintenance offices, in addition to approximately 35,000 square feet of aircraft maintenance and hangar space located adjacent thereto. As of April 1, 1997 the Company leased an additional 32,000 square feet of space in Spencer for administration and maintenance shops. For the Midway Connection operation, the Company leases approximately 23,000 square feet of space in Raleigh, North Carolina for its administrative, flight operations, maintenance offices, and aircraft maintenance and hanger space. In addition, the Company leases approximately 8,400 square feet of office space in Bloomington, Minnesota for accounting and administrative functions. The Company believes that it has adequate facilities for the conduct of its current and planned operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in a lawsuit arising from the collision of a small aircraft with one of the Company's Beechcraft 1900 aircraft in Quincy, Illinois on November 19, 1996. The collision occurred at the intersection of two runways as the Company's aircraft was landing, and resulted in the death of all ten passengers and the two crew members. The Company's insurance carrier is providing for the Company's defense in the lawsuit and the Company believes that all claims arising from the accident will be adequately covered by insurance.

     The Company is not currently a party to any other material pending legal proceedings. From time to time the Company may become involved in routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR

     There were no matters submitted to a vote of the Company's shareholders during the three-month period ended December 31, 1996.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded under the symbol "GLUX" on the NASDAQ National Market System. The Company's Common Stock began trading on January 19, 1994, the date of its initial public offering. The initial public offering price of the Company's Common Stock was $11.00 per share.

     The following table sets forth the range of high and low sale prices for the Company's Common Stock and the dividends per share for each of the fiscal quarters since the Company's Common Stock began trading. Quotations for such periods are as reported by NASDAQ for National Market System issues.

Stock Quotations
----------------

1996
                               High      Low
                              -----     -----
     First quarter            $4.20     $3.50
     Second quarter            6.75      3.50
     Third quarter             5.38      2.75
     Fourth quarter            4.13      1.63

1995
                               High      Low
                              -----     -----
     First quarter            $5.38     $3.00
     Second quarter            6.50      3.75
     Third quarter             7.38      5.38
     Fourth quarter            6.00      3.00


     As of March 31, 1997, the Company had approximately 1,800 holders of record of its Common Stock.

     The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (612) 450-4064.

     The Company has not paid any dividends on its Common Stock since its initial public offering in January 1994 and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
         (In thousands, except per share and selected operating data)

     The following consolidated statement of earnings and consolidated balance sheet data as of and for each of the years in the five-year period ended December 31, 1996 are derived from the Company's consolidated financial statements. The financial statements for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996 and the report thereon are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with and are qualified in their entirety by the consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.

                                                                  Year Ended December 31
                                                 ----------------------------------------------------
                                                   1996        1995       1994       1993      1992
                                                 --------    --------    -------    -------   -------
STATEMENTS OF EARNINGS DATA:
  Passenger and public service revenues          $107,528    $ 81,215    $67,784    $58,000   $39,501
  Other revenues                                    2,142       2,981      2,224      2,370     2,722
                                                 --------    --------    -------    -------   -------
    Total operating revenues                      109,670      84,196     70,008     60,370    42,223
                                                 --------    --------    -------    -------   -------
  Operating expenses:
    Salaries, wages and benefits                   27,801      21,407     16,157     11,958     8,863
    Aircraft fuel                                  19,377      14,181     12,123      9,879     7,094
    Aircraft maintenance materials and repairs     13,248       9,229      8,612      6,631     3,600
    Commissions                                     7,704       6,211      5,340      4,412     3,147
    Depreciation and amortization                   5,634       6,029      4,852      3,562     3,022
    Aircraft rental                                11,643       5,213      1,151        458       122
    Other rentals and landing fees                  6,794       5,370      3,416      2,861     2,015
    Other operating expense                        25,871      17,315     13,157     10,921     7,008
                                                 --------    --------    -------    -------   -------
      Total operating expenses                    118,072      84,955     64,808     50,682    34,871
                                                 --------    --------    -------    -------   -------
  Operating income (loss)                          (8,402)       (759)     5,200      9,688     7,352
  Interest expense, net                            (5,875)     (7,282)    (5,370)    (6,266)   (6,549)
  Gain on sale of slots                                --       3,850         --         --        --
                                                 --------    --------    -------    -------   -------
  Income (loss) before income tax expense         (14,277)     (4,191)      (170)     3,422       803
  Provision (benefit) for income taxes             (1,454)     (1,503)      ( 65)     1,300       305
                                                 --------    --------    -------    -------   -------
  Net income (loss) before extraordinary item     (12,823)     (2,688)      (105)     2,122       498
  Extraordinary item:
    Gain on extinguishment of debt,
    net of income taxes of $312,000                    --          --        509        --         --
                                                 --------    --------    -------    -------   -------
  Net income (loss)                              $(12,823)   $ (2,688)   $   404    $ 2,122   $   498
                                                 --------    --------    -------    -------   -------
                                                 --------    --------    -------    -------   -------
  Net income (loss) per share                    $  (1.69)   $  (0.35)   $  0.05    $  0.45   $  0.11
                                                 --------    --------    -------    -------   -------
                                                 --------    --------    -------    -------   -------
  Average number of common shares outstanding       7,585       7,579      7,365      4,700     4,700

                                                                  Year Ended December 31
                                                 ----------------------------------------------------
                                                   1996        1995       1994       1993      1992
                                                 --------    --------    -------    -------   -------
SELECTED OPERATING DATA:
  Available seat miles (000s)(1)                  678,304     566,290    477,602    369,545   260,557
  Revenue passengers carried                    1,012,965     805,190    663,627    611,528   395,341
  Revenue passenger miles (000s)(2)               299,607     248,625    213,034    181,580   118,876
  Departures flown                                165,972     147,748    133,493    106,423    80,858
  Passenger load factor (3)                         44.2%       43.9%      44.6%      49.1%     45.6%
  Break-even passenger load factor (4)              51.5%       49.5%      44.7%      41.5%     38.4%
  Average yield per revenue passenger mile (5)  34.7CENTS   31.6CENTS  30.5CENTS  30.9CENTS 33.2CENTS
  Operating cost per available seat mile (6)    17.4CENTS   15.0CENTS  13.6CENTS  13.7CENTS 13.3CENTS
  Average passenger fare (7)                   $   102.69    $  97.58   $  97.99   $  91.87   $ 95.83
  Average passenger trip length (miles) (8)           296         309        321        297       301
  Aircraft in service (end of period)                  54          50         41         34        27
  Destinations served (end of period)                  86          73         55         47        42

BALANCE SHEET DATA:
  Working capital (deficit)                    $      603    $ 12,138   $ 10,615   $   (629)  $  (392)
  Total assets                                    119,109     140,715    141,934    103,316    80,367
  Long-term debt, net of current maturities        65,986      87,478     89,393     83,896    68,000
  Stockholders' equity                             18,740      31,540     34,202      4,962     2,841

(1) "Available seat miles" or "ASMs" represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2) "Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.
(3) "Passenger load factor" represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4) "Break-even passenger load factor" represents the percentage of available seat miles which must be flown by revenue passengers at the average yield (net of commissions and fees) for airline operations to break even.
(5) "Average yield per revenue passenger mile" represents the average passenger revenue received for each mile a revenue passenger is carried.
(6) "Operating cost per available seat mile" represents operating expenses divided by available seat miles.
(7) "Average passenger fare" represents passenger revenue divided by the number of revenue passengers carried.
(8) "Average passenger trip length" represents revenue passenger miles divided by the number of revenue passengers carried.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

     The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981, along the East Coast since October 1995, and in the Southwest and Mexico since August 1995. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United. In October 1995, the Company began operating as a Midway Connection carrier under a cooperative marketing agreement with Midway. As of December 31, 1996, the Company served 86 destinations in twenty states with 527 scheduled departures each weekday.

     The Company has suffered significant losses in 1996 and 1995 and negative operating cash flow in 1996, has been unable to meet significant current and long-term financial obligations, and has defaulted on certain financial and operating agreements. These matters raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully negotiating deferrals or a restructuring of its financial obligations, negotiating extended or improved terms under its major operating agreements, and ultimately, returning to sustained profitability. See "Liquidity and Capital Resources".

     In prior reports the Company has noted that it incurred an economic loss of approximately $1.9 million during the period of August 1995 to February 1996 as a result of extraordinary FAA mandated inspections of Brasilia propeller blades. The Company has resolved its claims related to these losses at a substantially lesser amount.

RESULTS OF OPERATIONS

COMPARISON OF 1996 TO 1995

     The following table sets forth certain financial and operating information regarding the Company for the last three fiscal years:

                              ------------------------------------------------------------------------------------
                                                       For the years ended December 31 (000's)
                              ------------------------------------------------------------------------------------
                                             1996                          1995                      1994
                              ------------------------------------------------------------------------------------
                                            Cents       %                                %                Cents
                                             per    Increase               Cents     Increase               per
                               Amount        ASM   from 1995  Amount      per ASM   from 1994  Amount       ASM
                              --------    ---------   ----    -------    ---------    ----     -------  ----------
Total operating revenues      $109,670      -         30.3%   $84,196      -          20.3%    $70,008     -
                              --------    ---------   ----    -------    ---------    ----     -------  ----------
Salaries, wages and benefits    27,801    4.1 CENTS   29.9     21,407    3.8 CENTS    32.5      16,157   3.4 CENTS
Aircraft fuel                   19,377    2.9         36.7     14,181    2.5          17.0      12,123   2.5
Aircraft maintenance
  materials and repairs         13,248    2.0         43.6      9,229    1.6           7.2       8,612   1.8
Commissions                      7,704    1.1         24.0      6,211    1.1          16.3       5,340   1.1
Depreciation and
  amortization                   5,634    0.8         (6.6)     6,029    1.1          24.3       4,852   1.0
Aircraft rental                 11,643    1.7        123.3      5,213    0.9         352.8       1,151   0.3
Other rentals and landing fees   6,794    1.0         26.5      5,370    0.9          57.2       3,416   0.7
Other operating expense         25,871    3.8         49.4     17,315    3.1          31.6      13,157   2.8
                              --------   ---------    ----    -------    ---------    ----     -------  ----------
Total operating expenses      $118,072   17.4         39.%    $84,954   15.0 CENTS    31.1%    $64,808  13.6 CENTS
                              --------    ---------   ----    -------    ---------    ----     -------  ----------
Operating income (loss)       $ (8,402)     -      (1008.4)%  $  (758)     -        (114.6)%   $ 5,200     -
                              --------    ---------   ----    -------    ---------    ----     -------  ----------
                              --------    ---------   ----    -------    ---------    ----     -------  ----------
Interest                      $  5,875    0.9 CENTS  (19.3)%  $ 7,282    1.3 CENTS    35.6%    $ 5,370   1.1 CENTS
                              --------    ---------   ----    -------    ---------    ----     -------  ----------
                              --------    ---------   ----    -------    ---------    ----     -------  ----------
Aircraft Expense
  Depreciation and
    Amortization              $  5,634    0.8CENTS    (6.6)%  $ 6,029    1.1 CENTS    24.3%    $ 4,852   1.0 CENTS
  Aircraft Rental               11,643    1.7        123.3      5,213    0.9         352.8       1,151   0.3
  Interest expense, net          5,875    0.9        (19.3)     7,282    1.3          35.6       5,370   1.1
                              --------    ---------   ----    -------    ---------    ----     -------  ----------
                              $ 23,152    3.4CENTS    25.0%   $18,524    3.3 CENTS    62.9%    $11,373   2.4 CENTS
                              --------    ---------   ----    -------    ---------    ----     -------  ----------
                              --------    ---------   ----    -------    ---------    ----     -------  ----------

                                               Change                  Change
                                     1996     from 1995     1995     from 1994    1994
                                   -----------------------------------------------------
Available seat miles (000's)        678,304    19.8%       566,290     18.6%     477,602
Revenue passenger miles (000's)     299,607    20.5%       248,625     16.7%     213,034
Passenger load factor                 44.2%     0.3 pts      43.9%     (0.7) pts   44.6%
Average yield per revenue
  passenger mile                   34.7 CENTS   3.1 CENTS   31.6 CENTS  1.1 CENTS   30.5 CENTS

     OPERATING REVENUES:   Operating revenues increased 30.3% to $109.6
million in 1996 from $84.2 million during 1995. The increase in operating revenues resulted from the increase in revenue passenger miles flown by 20.5% to 299.6 million in 1996 from 248.6 million during 1995 and an increase of 9.8% in yield per revenue passenger mile which increased from 31.6 cents in 1995 to 34.7 cents in 1996. This coincided with a 19.8% increase in capacity to 678.3 million ASMs in 1996 from 566.3 million ASMs during 1995. The addition of Midway Connection and Arizona service for the entire year accounted for 54.6% and 26.8%, respectively, of the increase in operating revenues. The increase in passenger yield is due primarily to the expiration of the 10% transportation tax without a corresponding reduction in ticket prices and increases in certain fares. Midway Connection's full year operation increased the overall average as a result of its higher yield produced from its passengers with shorter trips.

     OPERATING EXPENSES: Total operating expenses increased to $118.1 million, or 17.4 cents per ASM, in 1996 from 85.0 million, or 15.0 cents per ASM in 1995. In part, the increase in cost per ASM is due to decreased utilization of the Embraer 120 aircraft because of two airworthiness directives requiring frequent propeller inspections and lack of replacement propeller blades during the first quarter of 1996. The increase of total operating expenses reflect the costs associated with expansion of the Company's aircraft fleet and increased level of operations, except as detailed below.

    Salaries, wages, and benefits expense increased to 4.1 cents per ASM during 1996, from 3.8 cents per ASM during 1995, due to additional flight attendant wages and additional pilot guarantees and training costs incurred related to expansion of operations utilizing Brasilia aircraft, and FAA Regulations Part 121 training. Customer service salaries increased to facilitate the Company's expansion into new markets. In addition, mechanic wages increased because of the previously discussed Brasilia propeller inspections and replacement and increases in the number of mechanics to build staff to required levels.

    Aircraft fuel expense per ASM increased to 2.9 cents in 1996 from 2.5 cents in 1995 due to increased fuel prices from suppliers and the reinstatement of the 4.3 cents per gallon federal excise tax on jet fuel in August 1996.

    Aircraft maintenance and repairs expense increased to 2.0 cents per ASM during 1996, from 1.6 cents per ASM in 1995, due to higher engine overhaul expense and increased repairs and contract labor for the initial on-going periodic maintenance checks on the Brasilia.

    Aircraft expense increased to 3.4 cents per ASM during 1996, from 3.3 cents per ASM in 1995 due to reduced utilization because of the previously discussed Brasilia propeller inspections and replacement, and due to one Brasilia not being flown in the first quarter because of other mechanical problems. The change in mix of aircraft expense towards increased aircraft rental expense from depreciation and interest expense is due to a policy decision to lease the majority of aircraft acquisitions in order to gain advantage of lower capital costs. Further, concurrent with acquisitions of new Beech aircraft, older aircraft were being returned to Raytheon and reacquired under reduced leases offering more flexible terms for early termination. Interest expense also decreased in 1996 from 1995, as a result of the decrease in the prime interest rate to which a substantial portion of debt is tied.

    Other rentals and landing fee expenses increased to 1.0 cents per ASM during 1996, from 0.9 cents per ASM in 1995, as a result of higher facility and landing fee costs at the new Denver International Airport, along with increased administrative facility costs necessary for the Company's expansion into new markets.

    Other operating expenses increased to 3.8 cents per ASM in 1996 from 3.1 cents in 1995, reflecting higher passenger booking fees due to increases in rates and increased bookings for the Midway Connection and higher credit card expenses for the Midway Connection and Great Lakes Airlines operations.
These expenses were also increased due to flight cancellations resulting from severe weather conditions in upper Midwest and to unanticipated turnover in flight personnel due to major carrier hiring. During the fourth quarter of 1996, the Company accelerated its program to replace its Beechcraft 1900C aircraft with 1900D aircraft. As a consequence, the Company believes it has excess Beechcraft 1900C inventory and has made an adjustment for $1.5 million dollars to reduce the inventory to estimated net realizable value. These increases were partially offset by lower United program fees due to increased flying under the Company's own code and insurance proceeds from the November accident.

    PROVISION (BENEFIT) FOR INCOME TAXES:  The Company's effective rate was
10.2 percent in 1996 and 35.9 percent in 1995. In recognition of the Company's financial results of recent periods the Company has elected to cease recognizing future tax benefits until it is reasonably assured that such benefits would be realized.

COMPARISON OF 1995 TO 1994

    OPERATING REVENUES:   Operating revenues increased 20.3% to $84.2 million
in 1995 from $70.0 million during 1994. The increase in operating revenues resulted from the increase in revenue passenger miles flown by 16.7% to 248.6 million in 1995 from 213.0 million during 1994 in conjunction with a 18.6% increase in capacity to 566.3 million ASMs in 1995 from 477.6 million ASMs during 1994. The increase in passenger yield is due to moving service from lower yield markets to higher yield markets and due to a slight increase in prices in the general market and in some specific company markets. The decline in load factor is due primarily to increased competition in existing markets at a time when the Company was adding capacity to expand service to new and existing routes for the United Express systems, mainly in the first two quarters of 1995. See "Business-Competition." In addition, the reduction in load factor is due to the introduction of Midway Connection flying where the Company experienced a 23.7% load factor from October through December 1995. The average load factor in the first quarter of 1996 for Midway Connection was 37.2%.

    OPERATING EXPENSES: Total operating expenses increased to $85.0 million, or 15.0 cents per ASM, in 1995 from 64.8 million, or 13.6 cents per ASM in 1994. In part, the increase in cost per ASM is due to decreased utilization of the Embraer 120 aircraft because of two airworthiness directives requiring frequent propeller inspections and lack of replacement propeller blades. The increase of total operating expenses reflect the costs associated with expansion of the Company's aircraft fleet and increased level of operations, except as detailed below.

    Salaries, wages, and benefits expense increased to 3.8 cents per ASM during 1995, from 3.4 cents per ASM during 1994, due to additional flight attendant wages and additional pilot guarantees and training costs incurred related to expansion of operations utilizing Brasilia aircraft, and customer service salaries to facilitate the Company's expansion into new markets.

    Aircraft maintenance, materials and repairs expense decreased to 1.6 cents per ASM during 1995, from 1.8 cents per ASM, in 1994, due to a lower rate of engine overhauls in 1995. At December 31, 1995, the average age of the aircraft in the Company's fleet was four years.

    Depreciation and amortization increased to 1.1 cents per ASM in 1995 from
1.0 cents per ASM in 1994, while aircraft rental expense increased to 0.9 cents per ASM during 1995, from 0.3 cents per ASM in 1994, due to the increasing number of aircraft leased, along with the conversion of five capital leases to operating leases in June 1995.

    Other rentals and landing fee expenses increased to 0.9 cents per ASM during 1995, from 0.7 cents per ASM in 1994, as a result of higher facility and landing fee costs at the new Denver International Airport, along with increased administrative facility costs necessary for the Company's expansion into new markets.

    Other operating expenses increased to 3.1 cents per ASM in 1995 from 2.8 cents in 1994, reflecting higher passenger booking and United program fee rates and increased hull insurance costs, as a result of fleet additions, along with additional hotels and transportation for repositioning of pilots and training costs associated with the increase in the number of aircraft. There were also increased passenger food and supply costs associated with increased Embraer 120 flights.

    INTEREST EXPENSE: Interest expense increased to 1.3 cents per ASM, in 1995 from 1.1 cents per ASM, during 1994, due to increased debt associated with additional aircraft purchased which was partially offset by a reduction in capitalized leases, as well as the increase in the prime interest rate to which a substantial portion of debt is tied. All long-term debt outstanding at December 31, 1995 was with Raytheon Acceptance Corporation, Inc. and CIT Group/Equipment Financing, Inc., at interest rates ranging from 6.6 percent to 9.75 percent.

    PROVISION (BENEFIT) FOR INCOME TAXES: The Company's effective rate was 35.9 percent in 1995 and 38.0 percent in 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The major uses of working capital in 1996 were the net loss of $12.8 million and increase of inventory of $2.1 million offset by non cash charges for depreciation of $5.6 million and the increase of accounts payable and accrued liabilities of $5.4 million, the latter primarily from extending the period of time before invoices were paid. Inventory increased by $2.1 million due to increased levels of Embraer 120 and Beechcraft 1900D parts. The increase in inventory was offset by an increase of $1.5 million in a valuation allowance to reduce the inventory to net realizable value.

    Further mitigating the above uses of cash flows in operating activities was the reduction in accounts receivable resulting from the advance collection of $2.2 million owed by United. The Company's working capital decreased to $.6 million at December 31, 1996 from $12.1 million at December 31, 1995. Cash decreased $.1 million to $6.7 million at December 31, 1996 from $6.8 million at December 31, 1995.

    The Company has suffered significant losses in 1996 and 1995 and negative operating cash flow in 1996, has been unable to meet significant current and long-term financial obligations, and has defaulted on certain financial and operating agreements. These matters raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully negotiating deferrals or a restructuring of its financial obligations, negotiating extended or improved terms under its major operating agreements, and ultimately, returning to sustained profitability.

    Raytheon Aircraft Company and its financing affiliates (collectively, "Raytheon") is the Company's primary aircraft supplier and largest creditor. The Company has financed all 42 of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also extended the Company a $5 million loan secured by accounts receivable (collectively, the "Raytheon Agreements"). The $5 million loan bears interest at 8.25%. Interest on this loan is payable monthly and all advanced principle is to be repaid by March 31, 1997. The Raytheon Agreements went into default in 1997 due to the Company's non-payment of scheduled amounts due. The Raytheon Agreements also contain cross-default provisions which may be triggered if the Company's obligations to other creditors are accelerated as a result of non-payment of those obligations.
The default provisions of the Raytheon Agreements give Raytheon the right to accelerate certain amounts due under the Raytheon Agreements or repossess the aircraft or other assets securing the Raytheon Agreements. The Company is negotiating with Raytheon to defer, refinance, or restructure all balances owed. While management believes that initial discussions have been favorable, there can be no assurance that such negotiations will be successful or that Raytheon will not exercise its rights under the default provisions.

    In addition, the Company has financed 11 of its Brasilia aircraft through five lease and debt agreements with other unrelated entities (collectively, the "Brasilia Agreements"). At December 31, 1996, one of the Brasilia Agreements under which it operates 2 of these aircraft was in default due to violation of a financial covenant. During 1997, all of the other four Brasilia Agreements went into default due to non-payment of scheduled amounts due.
One of these Brasilia Agreements has been subsequently modified to allow deferral of payment of the defaulted amounts. Remedies available under the default provisions of the Brasilia Agreements have not been exercised, but include possible repossession and resale of the related aircraft, with the Company being responsible to pay any shortfall between such sale proceeds and the balance of the underlying obligations. The Company has received formal notice of default concerning non-payment of obligations owed under two of the Brasilia Agreements under which the Company leases a total of 4 Brasilia aircraft.

    The Company has been in negotiations with its lessors and lenders for deferral or other credit accommodations under the aforementioned lease and debt agreements, and in conjunction with such negotiations is seeking amendments of the agreements or waivers of the related defaults. There can be no assurance that the lessors or lenders will agree to amend the agreements or waive the defaults.

    The Company has been continuing to extend and increase the past due amounts owed to its trade vendors. There can be no assurance that the Company's trade vendors will continue to supply the Company with goods and services on terms acceptable to the Company or that they will agree to any credit accommodations on past due amounts owed.

    On October 26, 1996 the Company entered into an agreement with a vendor in which $1,767,231 of outstanding invoices were converted into a short-term promissory note bearing interest at prime plus 1%.

    The Company had a line of credit arrangement with a bank totaling $5 million at December 31, 1995. During 1995 the average outstanding borrowing was $780,000 with an average rate of borrowings of 9.4%. The maximum borrowing for 1995 was $4.15 million. There were no borrowings outstanding under this arrangement at December 31, 1995.

    Capital expenditures related to aircraft and equipment totaled $2.6 million in 1996, $18.2 million during 1995, and $33.4 million in 1994. Payment of debt exceeded borrowings by $14.2 million in 1996. Long-term borrowings exceeded principal repayments by $10.2 million in 1995, and $7.0 million in 1994.

    Long-term debt, net of current maturities of $5.1 million, totaled $66.0 million at December 31, 1996 compared to $87.5 million net of current maturities of $4.8 million, at December 31, 1995, and $89.4 million, net of current maturities of $5.4 million, at December 31, 1994. As of December 31, 1996, the term notes bear interest at rates ranging from 6.6 to 9.0 percent and are payable monthly or quarterly through June, 2009. All long-term debt as of

December 31, 1996, relates to the acquisition of aircraft and funding of operating losses and all financing was provided either by Raytheon or CIT Group/Equipment Financing, Inc. and is collateralized by 24 related aircraft. There are no financial covenants related to such long-term debt.

    During 1996, the Company has taken delivery of ten new Beechcraft 1900D aircraft. All of these aircraft have been financed by the manufacturer under 14-1/2 year operating leases.

    The Company entered into an agreement in 1994 to acquire five new Brasilia 30-passenger aircraft and options to acquire up to an additional 15 aircraft (the Embraer Agreement ). Two of these aircraft were delivered in December 1994, and three in 1995. As a part of the Embraer Agreement, the Company was granted incentives, the benefit of which is amortized over the lease term. In July 1996, the Embraer Agreement was terminated.

SEASONALITY

    Since commencing operations, the Company has traditionally experienced lower passenger load factors during the months of November through April. This seasonality can be attributed primarily to relatively difficult winter weather operating conditions in the Company's principal area of operations and fewer vacation and other discretionary trips and reduced business travel during these months. These seasonal factors have generally resulted in reduced revenues, profitability and cash flow for the Company during these months.

FREQUENT FLYER PROGRAM

    On the Company's United Express and Midway Connection flights passengers may earn miles in United's "Mileage Plus" and American Airlines "AAdvantage" frequent flyer programs, and passengers may use mileage accumulated in these programs to obtain discounted or free tickets for trips that might include a flight segment on one of the Company's flights. No revenues are earned or collected on free tickets awarded to passengers under the programs. Awards earned under the frequent flyers programs have an expiration date three years from the date earned. The programs also contain certain restrictions, including blackout dates and capacity controlled bookings which substantially limit the use of awards on certain flights and during the busiest periods. The Company continually monitors the number of free travel award reservations on its flight segments to ensure that they are within the capacity restrictions defined in the "Mileage Plus" and "AAdvantage" programs. The Company's yield management program and related seat restrictions minimize the number of revenue passengers that may be displaced on any individual flight segment. To date, the Company has not experienced any material use of "Mileage Plus" and "AAdvantage" awards to obtain travel on flights, and the incremental cost to the Company attributable to the exercise of frequent flyer awards (consisting primarily of a minimal amount of additional gate and passenger service expenses) has not been material. Awards used on the Company's flights during the year ended December 31, 1996 represented approximately 2.6% percent of the Company's total passengers. The Company expects that this percentage will remain approximately the same for the foreseeable future. Based on this low percentage, on the availability on many of the Company's flights of otherwise vacant seats, and on the programs' restrictions, the Company believes that the displacement, if any, of revenue passengers by users of "Mileage Plus" and "AAdvantage" awards will not become material. The Company continually monitors the number of awards redeemed and will accrue the incremental costs associated with the "Mileage Plus" and "AAdvantage" programs if they become material.

EFFECTS OF INFLATION

    Inflation has not had a material effect on the Company's operations in the past five years.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CAUTIONARY FACTORS

    The Company wishes to caution stockholders and prospective investors that the following important factors, among other identified in this Annual Report on Form 10-K, could affect the Company's actual operating results, and that such results could differ materially from those expressed in any forward-looking statements made by the Company. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority.

ADDITIONAL FINANCING REQUIREMENTS

    The Company's ability to maintain operations at current levels is materially dependent on its ability to obtain substantial additional financing. In the most recent two years, the Company has experienced significant operating losses as a result of increased competition in the marketplace, operational and equipment reliability challenges, and expenses relating to expansion of fleet types. The difficult environment in which the Company competes will continue into the foreseeable future. While the Company is making efforts to achieve profitability, primarily through revised scheduling, including reallocation of Brasilia assets from the Midway system to the United Express system, continuing losses have resulted in significant liquidity pressures. The Company has significant financial obligations, including interest bearing debt and capital lease obligations. The Company's long-term debt and lease obligations require significant periodic cash payments and the Company has not made these payments on a timely basis. The Company has not obtained commitments for additional capital and will be required to rely on increases in financial performance to supply funds necessary for debt service and working capital requirements. There can be no assurance that the Company's financial performance will improve sufficiently to provide cash needed for operations.

DEPENDENCE ON RELATIONSHIP WITH UNITED

    The Company generated approximately 79% of its revenues for the year ended December 31, 1996 under the United Express Agreements described under "Business - The Company's Regional Identities". The United Express Agreements require the Company to comply with specific operating performance standards and, with certain limited exceptions, restrict the ability of the Company to merge with another company or dispose of its assets or aircraft without first offering United a right of first refusal to acquire the Company or such assets or aircraft. The United Express Agreements also prohibit the Company from entering into similar arrangements with other carriers in Chicago, Denver, Minneapolis-St. Paul, Detroit, Des Moines or Omaha without United's prior approval. The United Express Agreements require the Company to obtain United's prior consent to operate as a United Express carrier in any market, except for certain pre-approved markets connecting with Minneapolis-St. Paul or Detroit. The United Express Agreements terminate in April 1997 and are subject to termination upon the failure of the Company to provide specified levels of service or performance or upon other specified events. A failure to renew the United Express Agreements, any termination or materially adverse modification of the agreements, or any substantial decrease in the number of routes served by the Company under the agreements would have a materially adverse effect on the Company's business. As a result of the United Express Agreements, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business will also be adversely affected.

UNITED OPTION TO PURCHASE O'HARE SLOTS

    United holds an option to purchase or lease all or a portion of the 54 landing and takeoff slots which the Company holds at the Chicago O'Hare airport. United may acquire these slots for the lesser of their fair market value or $26.2 million. United's acquisition of the slots is subject to the approval of DOT and the assumption by United of Essential Air Service responsibility to certain communities. In the event United acquires these slots, the Company has the right to lease the slots from United for a period of only one year thereafter. In the event United exercises this option and declines to extend the term of the lease-back to the Company, the Company's operations at the Chicago O'Hare airport would be adversely affected.

EFFECT OF GENERAL ECONOMIC CONDITIONS

    The airline industry is significantly affected by general economic conditions. During recent recessions, most airlines reduced fares in an effort to increase traffic. Economic and competitive conditions in the airline industry have contributed to a number of bankruptcies and liquidations among airlines. A worsening of current economic conditions, or an extended period of recession nationally or regionally, would have a materially adverse effect on the Company's operations.

FUEL COSTS

    Fuel is a major component of operating expense for all airlines. The Company's cost of fuel varies directly with market conditions, and the Company has no guaranteed long-term sources of supply. The Company intends generally to follow industry trends by raising fares in response to significant fuel price increases. However, the Company's ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions. Accordingly, a reduction in the availability or an increase in the price of fuel could have a materially adverse effect on the Company's cash flow from operations and profitability.

SEASONALITY

    Historically, the Company has experienced lower passenger load factors during the months of November through April. This seasonality can be attributed primarily to relatively difficult winter weather operating conditions in the Company's principal area of operations, resulting in fewer vacation and other discretionary trips and reduced business travel during these months. These seasonal factors have generally resulted in reduced revenues, increased operating losses and reduced cash flow for the Company during these months.

CONTROL BY PRINCIPAL STOCKHOLDER

    Mr. Voss beneficially owns approximately 62% of the outstanding shares of the Company's common stock. On October 22, 1996, Mr. Voss transferred approximately one-half of the shares of the Company's common stock owned by him, to his now ex-spouse, Ms. Gayle R. Voss, pursuant to the Marital Dissolution Stipulation and Property Settlement. Ms. Voss has granted Mr. Voss an Irrevocable Proxy to vote such securities until June 28, 2010. In addition, the terms of the United Express Agreements require that Mr. Voss control at least 51% of the Company's outstanding voting stock. Accordingly, Mr. Voss will continue to be in a position to control the management and affairs of the Company.

NO ASSURANCE AS TO LIQUIDITY ON THE NATIONAL MARKET SYSTEM

    The Company's common stock is currently listed on The Nasdaq National Market System. There can be no assurance that the Company's common stock will be actively traded on such market or that it will continue to be listed on such market.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company as of December 31, 1996 and 1995 together with Report of Independent Public Accountants are included in this Form 10-K on the pages indicated below.

                                                                           PAGE

Report of Independent Public Accountants...................................  25

Consolidated Balance Sheets as of December 31, 1996 and 1995...............  26

Consolidated Statements of Operations for the Years Ended
   December 31, 1996, 1995 and 1994........................................  27

Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1996, 1995 and 1994........................................  28

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995 and 1994........................................  29

Notes to Consolidated Financial Statements.................................  30

Supplemental Schedule to Consolidated Financial Statements
   Schedule II - Valuation and Qualifying Accounts.........................  41


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the financial statements and related notes.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Great Lakes Aviation, Ltd.:

We have audited the accompanying consolidated balance sheets of Great Lakes Aviation, Ltd. (an Iowa corporation) and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. and subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses in 1996 and 1995 and negative operating cash flow in 1996, has been unable to meet its significant current and long-term financial obligations, and has defaulted on certain financial and operating agreements. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule to the consolidated financial statements is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
April 4, 1997

                 GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                        Consolidated Balance Sheets
                             As of December 31


                     ASSETS                            1996            1995
                                                   ------------    ------------
CURRENT ASSETS:
  Cash                                             $  6,676,333    $  6,784,516
  Accounts receivable                                 7,273,766       8,480,199
  Inventories, net (Note 3)                          12,668,615      10,219,543
  Prepaid expenses and other current assets           2,253,700       1,202,481
  Deposits on flight equipment                                -         352,772
                                                   ------------    ------------
        Total current assets                         28,872,414      27,039,511
                                                   ------------    ------------
PROPERTY AND EQUIPMENT:
  Flight equipment                                   98,281,251     124,665,915
  Other property and equipment                        3,863,011       3,369,788
  Less - Accumulated depreciation and amortization  (14,901,196)    (16,005,052)
                                                   ------------    ------------
        Total property and equipment                 87,243,066     112,030,651

OTHER ASSETS                                          2,493,869       1,644,530
                                                   ------------    ------------
                                                   $118,609,349    $140,714,692
                                                   ------------    ------------
                                                   ------------    ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable and current maturities of
    long-term debt                                 $ 11,667,911    $  4,820,000
  Accounts payable                                   13,089,639       7,154,558
  Accrued liabilities and unearned revenue            3,512,073       2,926,746
                                                   ------------    ------------
        Total current liabilities                    28,269,623      14,901,304
                                                   ------------    ------------

LONG-TERM DEBT, net of current maturities            65,985,943      87,477,663
DEFERRED CREDITS                                      5,614,116       5,341,863
DEFERRED INCOME TAXES                                         -       1,453,640
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 7 and 8)
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 50,000,000 shares
    authorized, 7,586,326 and 7,580,723 shares
    issued and outstanding at December 31, 1996
    and 1995                                             75,863          75,807
  Paid-in capital                                    28,919,765      28,897,202
Retained earnings (accumulated deficit)             (10,255,961)      2,567,213
                                                   ------------    ------------
        Total stockholders' equity                   18,739,667      31,540,222
                                                   ------------    ------------
                                                   $118,609,349    $140,714,692
                                                   ------------    ------------
                                                   ------------    ------------
The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                   Consolidated Statements of Operations

                     For the Years Ended December 31

                                         1996           1995          1994
                                     ------------   -----------    -----------
OPERATING REVENUES:
   Passenger                          $104,016,017   $78,574,780    $65,034,718
   Public service                        3,512,156     2,639,857      2,749,025
   Freight, charter and other            2,141,517     2,981,448      2,224,477
                                      ------------   -----------    -----------
      Total operating revenues         109,669,690    84,196,085     70,008,220
                                      ------------   -----------    -----------
OPERATING EXPENSES:
   Salaries, wages and benefits         27,800,983    21,406,644     16,156,867
   Aircraft fuel                        19,377,128    14,180,745     12,123,355
   Aircraft maintenance materials
      and repairs                       13,247,641     9,229,072      8,612,097
   Commissions                           7,704,342     6,211,491      5,340,364
   Depreciation and amortization         5,633,535     6,029,464      4,851,934
   Aircraft rental                      11,643,163     5,212,603      1,150,980
   Other rentals and landing fees        6,793,660     5,369,654      3,415,732
   Other operating expense              25,871,443    17,314,726     13,156,911
                                      ------------   -----------    -----------
      Total operating expenses         118,071,895    84,954,399     64,808,240
                                      ------------   -----------    -----------
      Operating income (loss)           (8,402,205)     (758,314)      5,199,980
                                      ------------   -----------    -----------
INTEREST EXPENSE                        (5,874,609)   (7,282,294)    (5,370,115)
GAIN ON SALE OF SLOTS                            -     3,850,000              -
                                      ------------   -----------    -----------
      Loss before income taxes         (14,276,814)   (4,190,608)      (170,135)
BENEFIT FOR INCOME TAXES                (1,453,640)   (1,503,000)       (65,000)
                                     ------------    -----------    -----------
      Net Loss before
         extraordinary item           $(12,823,174)  $(2,687,608)   $  (105,135)

EXTRAORDINARY ITEM:
   Gain on extinguishment of debt,
      net of income taxes of
      $311,953 (Note 5)                        --             --        508,976
                                     ------------    -----------    -----------
      Net income (loss)              $(12,823,174)   $(2,687,608)   $   403,841
                                     ------------    -----------    -----------
                                     ------------    -----------    -----------
NET INCOME (LOSS) PER SHARE:
   Before extraordinary item         $      (1.69)   $      (.35)   $      (.02)
   Extraordinary item                           -              -            .07
                                     ------------    -----------    -----------
      Net income (loss) per share        $  (1.69)       $  (.35)        $  .05
                                     ------------    -----------    -----------
                                     ------------    -----------    -----------
WEIGHTED AVERAGE SHARES
   OUTSTANDING                          7,585,405      7,578,779      7,365,447
                                     ------------    -----------    -----------
                                     ------------    -----------    -----------

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

               Consolidated Statements of Stockholders' Equity

                                    Comon Stock
                              ----------------------                    Retained
                                                                         Earnings
                                                          Paid-In      (accumulated
                                 Shares      Amount       Capital         deficit)          Total
                              ----------    --------    -----------    ------------     ------------
BALANCE, December 31, 1993     4,700,000    $ 47,000    $    64,342    $  4,850,980     $  4,962,322
  Issuance of common stock     2,875,000      28,750     28,806,604               -       28,835,354
  Net income                           -           -              -         403,841          403,841
                              ----------    --------    -----------    ------------     ------------
BALANCE, December 31, 1994     7,575,000      75,750     28,870,946       5,254,821       34,201,517
   Issuance of common stock        5,723          57         26,256               -           26,313
   Net loss                            -           -              -      (2,687,608)      (2,687,608)
                              ----------    --------    -----------    ------------     ------------
BALANCE, December 31, 1995     7,580,723      75,807     28,897,202       2,567,213       31,540,222
   Issuance of common stock        5,603          56         22,563               -           22,619
   Net loss                            -           -              -     (12,823,174)     (12,823,174)
                              ----------    --------    -----------    ------------     ------------
BALANCE, December 31, 1996     7,586,326    $ 75,863    $28,919,765    $(10,255,961)    $(18,739,667)
                              ----------    --------    -----------    ------------     ------------
                              ----------    --------    -----------    ------------     ------------

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                  GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                                    Consolidated Statements of Cash Flows
                                       For the Years Ended December 31

                                                             1996             1995           1994
                                                        -------------    -----------     ----------
OPERATING ACTIVITIES:
 Net income (loss)                                       $(12,823,174)   $(2,687,608)      $403,841
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in)
   operating activities-
 Depreciation and amortization                              5,633,535      6,029,464      4,851,934
 Deferred income taxes                                     (1,453,640)    (1,503,000)       247,000
 Extraordinary item, net of income taxes                            -              -       (508,976)
 Change in current operating items:
    Accounts receivable, net                                1,206,433     (2,147,639)    (1,908,578)
    Inventories, net                                       (2,098,072)    (1,926,992)    (3,120,818)
    Prepaid expenses and other current assets                 195,868       (365,328)       390,702
    Deposits on flight equipment                              352,772      2,869,228     (3,222,000)
    Accounts payable and accrued liabilities                5,427,236      3,841,659      1,219,856
                                                        -------------    -----------     ----------
     Net cash provided by (used in)
       operating activities                                (3,559,042)     4,109,784     (1,647,039)
                                                        -------------    -----------     ----------
INVESTING ACTIVITIES:
 Purchases of flight equipment, property and equipment     (2,607,852)   (18,222,790)   (33,407,435)
 Proceeds from the sale of flight equipment                21,254,048      5,930,305      4,756,442
 Increase in other assets                                    (973,642)      (672,974)      (521,794)
                                                        -------------    -----------     ----------
    Net cash provided by (used in)
      investing activities                                 17,672,554    (12,965,459)   (29,172,787)
                                                        -------------    -----------     ----------
FINANCING ACTIVITIES:
 Proceeds from issuance of debt                            11,166,726     21,543,745     39,468,072
 Repayment of long term debt                              (25,411,040)   (11,325,759)   (32,514,547)
 Proceeds from sale of common stock                            22,619         26,313     28,835,354
                                                        -------------    -----------     ----------
    Net cash provided by (used in)
       financing activities                               (14,221,695)    10,244,299     35,788,879
                                                        -------------    -----------     ----------
NET CHANGE IN CASH                                           (108,183)     1,388,624      4,969,053
CASH:
 Beginning of year                                          6,784,516      5,395,892        426,839
                                                        -------------    -----------     ----------
 End of year                                             $  6,676,333   $  6,784,516   $  5,395,892
                                                        -------------    -----------     ----------
                                                        -------------    -----------     ----------
SUPPLEMENTARY CASH FLOW INFORMATION:
 Cash paid during the year for-
   Interest                                              $  6,024,469   $  7,483,323   $  5,526,457
   Income taxes                                                     -              -              -
                                                        -------------    -----------     ----------
                                                        -------------    -----------     ----------
 Noncash transactions-
   Deferred manufacturers' incentives received as:
     Property and equipment                                $        -   $  1,845,660     $  729,289
     Inventories                                              690,000        935,827        384,907
     Other assets                                                   -        325,697        270,279
     Prepaid expenses                                         700,000              -        140,000
                                                        -------------    -----------     ----------
                                                           $1,390,000     $3,107,184     $1,524,475
                                                        -------------    -----------     ----------
                                                        -------------    -----------     ----------
   Conversion of capital leases into operating leases               -    $14,202,584              -
                                                        -------------    -----------     ----------
                                                        -------------    -----------     ----------

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

                          December 31, 1996 and 1995



1.  CORPORATE ORGANIZATION AND BUSINESS:

CORPORATE ORGANIZATION

The consolidated financial statements include the accounts of Great Lakes Aviation, Ltd. (Great Lakes) and its wholly owned subsidiary, RDU Inc. (RDU), referred to collectively herein as the Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

BUSINESS

The Company provides scheduled passenger and air freight service via three marketing identities (United Express, Midway Connection and Great Lakes Airlines), the first two of which operate under code-sharing agreements with major airlines.

The Company operates as United Express under a cooperative marketing agreement (United Express Agreement) with United Airlines, Inc. (United) and provides service to 60 destinations in the Upper Midwest as of December 31, 1996. The term of the agreement continues through April 25, 1997 (see note 2). Approximately 45%, 40%, and 37% of the United Express passengers connected with United for the years ended December 31, 1996, 1995 and 1994, respectively. Outside the scope of the United Express Agreement, the Company serves additional destinations in the Upper Midwest as Great Lakes Airlines.

Since October 1, 1995 the Company has operated as a "Midway Connection" carrier under a cooperative marketing agreement (Midway Connection Agreement) with Midway Airlines, Inc. (Midway) and serves Raleigh/Durham from 14 destinations in eight states located along the East Coast as of December 31, 1996. Approximately 50% of Midway Connection passengers connected with Midway for the year ended December 31, 1996. The Midway Connection Agreement continues through 2004 but is subject to earlier termination upon failure of the Company to provide specified levels of service or performance or upon other specified events (see note 2).

In August 1995 the Company foreclosed under a security agreement and acquired certain assets of Arizona Airways, Inc. As of December 31, 1996, the Company serves 9 destinations in Arizona, New Mexico and Mexico as Great Lakes Airlines.

Revenues during 1996 and 1995 were derived 79% and 97% from United Express operations, 13% and 1% from Midway Connection and 8% and 2% from Great Lakes Airlines operations. Substantially all 1994 revenues were derived from United Express operations.

During October 1995, the Company sold certain landing and takeoff slots at Chicago O'Hare airport to United, generating a gain of $3,850,000 (see note 8).

During January 1994 the Company completed its initial public offering of 2,875,000 shares of common stock for $11.00 per share, generating net proceeds of $28,835,354.

2.  LIQUIDITY AND GOING-CONCERN MATTERS:

The Company has suffered significant losses in 1996 and 1995 and negative operating cash flow in 1996, has been unable to meet significant current and long-term financial obligations, and has defaulted on certain financial and operating agreements. These matters raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully negotiating deferrals or a restructuring of its financial obligations, negotiating extended or improved terms under its major operating agreements, and ultimately, returning to sustained profitability.

Raytheon Aircraft Company and its financing affiliates (collectively, "Raytheon") is the Company's primary aircraft supplier and largest creditor. The Company has financed all 42 of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also extended the Company a $5 million loan secured by accounts receivable (collectively, the "Raytheon Agreements"). The Raytheon Agreements went into default in 1997 due to the Company's non-payment of scheduled amounts due. The Raytheon Agreements also contain cross-default provisions which may be triggered if the Company's obligations to other creditors are accelerated as a result of non-payment of those obligations. The default provisions of the Raytheon Agreements give Raytheon the right to accelerate certain amounts due under the Raytheon Agreements or repossess the aircraft or other assets securing the Raytheon Agreements. The Company is currently in negotiations with Raytheon to defer, refinance, or restructure all balances owed. While management believes that initial discussions have been favorable, there can be no assurance that such negotiations will be successful or that Raytheon will not exercise its rights under the default provisions.

In addition, the Company has financed 11 of its Brasilia aircraft through five lease and debt agreements with other unrelated entities (collectively, the "Brasilia Agreements"). At December 31, 1996, one of the Brasilia Agreements under which it operates 2 of these aircraft was in default due to violation of a financial covenant. During 1997, all of the other four Brasilia Agreements went into default due to non-payment of scheduled amounts due.
One of these Brasilia Agreements has been subsequently modified to allow deferral of payment of the defaulted amounts. Remedies available under the default provisions of the Brasilia Agreements have not been exercised, but include possible repossession and resale of the related aircraft, with the Company being responsible to pay any shortfall between such sale proceeds and the balance of the underlying obligations. The Company has received formal notice of default concerning non-payment of obligations owed under two of the Brasilia Agreements under which the Company leases a total of 4 Brasilia aircraft.

The Company has been in negotiations with its lessors and lenders for deferral or other credit accommodations under the aforementioned lease and debt agreements, and in conjunction with such negotiations is seeking amendments of the agreements or waivers of the related defaults. There can be no assurance that the lessors or lenders will agree to amend the agreements or waive the defaults.

The Company has been continuing to extend and increase the past due amounts owed to its trade vendors. There can be no assurance that the Company's trade vendors will continue to supply the Company with goods and services on terms acceptable to the Company or that they will agree to any credit accommodations on past due amounts owed.

On April 25, 1997, the United Express Agreement will expire. Currently, the Company is in default of a covenant of the United Express Agreement as a result of its nonpayment of bills when due. The Company earns the majority of its revenues under the United Express Agreement and, in exchange for certain per passenger fees, receives certain benefits from its relationship with United including the listing of its flights under United's computer reservation system code. Management is negotiating with United to renew the United Express Agreement. While management believes that initial discussions have been favorable, there can be no assurance that such negotiations will be successful or that the United Express Agreement can be renewed or extended at terms acceptable to the Company.

Since its inception in October 1995, significant operating losses have been incurred from the Company's operations under the Midway Connection Agreement. This is partially attributable to the fact that Midway reduced the number of aircraft in its operation early in 1996 rather than expanding operations as it had originally planned. This reduced the number of connecting opportunities for the Company's flights and, in turn, potential traffic which could use the Company's services. The Company is negotiating with Midway to receive additional revenues to compensate it for providing current levels of connecting traffic to Midway. While management believes that initial discussions have been favorable, there can be no assurance that these negotiations will be successful. Depending on the outcome of its negotiations with Midway, the Company may make certain adjustments to its Raleigh / Durham scheduled service levels. During the first quarter of 1997 the Company eliminated certain unprofitable routes and the number of aircraft committed to Midway services have been reduced from twelve to ten. The Company is not in compliance with certain of the requirements of the Midway Connection Agreement and as a result, the Midway Connection Agreement may be subject to early termination at Midway's option. On April 4, 1997, the Company received a letter from Midway stating that Midway has no intention to exercise its right to terminate the Midway Connection Agreement; however either party may terminate the Midway Agreement effective any time on or after October 1, 1997, upon six months' prior written notice.

The Company has made substantial revisions to its flight schedules and may make further revisions in an effort to improve operating results. Service to several unprofitable cities has been eliminated and new service to certain other cities has been or is anticipated to be introduced. The Company is analyzing opportunities in 1997 to improve its revenue optimization processes to increase revenue passenger yields and to reduce certain operating expenses. The Company is also analyzing opportunities to rationalize its capacity levels, optimize its aircraft fleet and mix, and improve the deployment of its capacity. Further, the Company has negotiated improved terms and subsidy rates on certain of its routes subsidized by the U.S. Department of Transportation under the Essential Air Service program. While management believes these initiatives will address some of the causes of its recent operating losses, there can be no assurance that the results from these actions will result in improved operating performance or sustained profitability.

There can be no assurance that the Company's negotiations will be successful in deferring or restructuring its current and long-term financial obligations, extending or improving terms under its major operating agreements, or that its operational improvement initiatives will result in improved operating performance or sustained profitability. Such negotiations and initiatives will require the Company to reach agreements with creditors, trade vendors and code-sharing airlines on terms acceptable to the Company, none of which are assured. If the Company is unsuccessful in its efforts, it may continue to be unable to meet its current and future obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values, potentially including seeking protection from its creditors under applicable bankruptcy laws. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ACCOUNTS RECEIVABLE

Substantially all accounts receivable balances are due from various airlines, with approximately 42% of the December 31, 1996 balance and 62% of the December 31, 1995 balance due from United. All receivables are pledged as collateral securing a $5.0 million loan.

INVENTORIES

Inventories consist of flight equipment spare parts and fuel and are stated at the lower of average cost or market. An allowance for depreciation is provided at rates which depreciate the cost of flight equipment spare parts, less estimated residual value, over the estimated useful lives of the related aircraft. The accumulated allowances were $3,082,000 and $1,381,000, respectively, at December 31, 1996 and 1997. Expendable parts are charged to maintenance expense as used.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated on a straight-line basis for financial reporting purposes over estimated useful lives of 14-20 years for flight equipment and 3-10 years for other property and equipment. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Accelerated methods of depreciation are used for tax reporting purposes. All owned aircraft are pledged to collateralize outstanding obligations.

OTHER ASSETS

Approximately $1.8 million of long-term deposits on aircraft operating leases at December 31, 1996, are included in other assets.

The remainder consists primarily of costs incurred in connection with the implementation of Embraer Model EMB-120 Brasilia (Brasilia) aircraft in 1994, primarily consisting of initial flight crew and maintenance training costs. Such costs have been deferred and are being amortized over five years from the date the Brasilia aircraft were ready for initial service. The costs of developing new or extended routes and preoperating costs are charged to expense as incurred.

DEFERRED CREDITS

The Company has received various incentives in the form of interest rate subsidies and spares in connection with the acquisition of new aircraft. These incentives are being amortized as a reduction of rent expense or interest expense over the term of the related agreement.

REVENUE RECOGNITION

Passenger revenues are recorded as income when the respective services are rendered. Liability for unused tickets issued by the Company is recorded as unearned revenue. The Company also receives public service subsidy revenues for serving certain communities that do not generate sufficient traffic to fully support profitable air service.

FREQUENT FLYER AWARDS

The Company operates under code-sharing agreements with United and Midway, and participates in their frequent flyer programs. The Company has not deferred any revenue or accrued for incremental costs for mileage accumulation relating to these programs, as the impact has not been material.

INCOME TAXES

The Company records income taxes under the liability method. Under this method, current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date rather than on historical tax rates.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share amounts are computed based upon the weighted average number of shares outstanding during the period. No material dilution results from outstanding stock options, the only common stock equivalent.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise indicated, the carrying amounts of the Company's financial instruments approximate fair value.

RECLASSIFICATIONS

Certain balances in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on net income (loss) or stockholders' equity as previously reported.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted).
The Company adopted this standard on January 1, 1996 and such adoption did not have a material impact on the financial position or results of operations of the Company.

SFAS No. 123 - "Accounting for Stock-Based Compensation", encourages but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. As permitted under the new standard, the Company will continue to account for employee stock options under Accounting Principles Board Opinion No. 25-"Accounting for Stock Issued to Employees." ("APB No. 25"). The pro-forma disclosures required by the new standard were adopted as of January 1, 1996.

4.  FLIGHT EQUIPMENT:

The Company's airline fleet consisted of Beechcraft Model 1900 (Beechcraft) 19-passenger and Embraer Brasilia 30-passenger aircraft summarized as follows at December 31:

                             1996                              1995
                ------------------------------  --------------------------------
                Beechcraft Beechcraft            Beechcraft Beechcraft
                  1900C      1900D    Brasilia      1900C      1900D    Brasilia
                  -----      -----    --------      -----      -----    --------
Owned               15          6         4           23          6         4
Operating leases     9         12         8            7          2         8
                 -------    -------  ----------    -------    -------  ---------

                    24         18        12           30          8        12
                ----------------------------------------------------------------
                ----------------------------------------------------------------

Maintenance and repairs, including major engine overhaul costs, are charged to expense as incurred (the direct expense method). As a result of a continuous maintenance program, the Company believes that the direct expense method appropriately matches operating expenses and revenues.

The Company entered into an agreement in 1994 to acquire five new Brasilia 30-passenger aircraft and options to acquire up to an additional 15 aircraft (the Embraer Agreement ). Two of these aircraft were delivered in December 1994, and three in 1995. As part of the Embraer Agreement, the Company was granted incentives, the benefit of which is amortized over the lease term. In July 1996, the Embraer Agreement was terminated.

During 1995, the Company and Raytheon amended the terms of certain aircraft lease agreements which were recorded by the Company as capitalized leases. Under the new terms of the amended agreements, these leases meet the criteria for treatment as operating leases. Accordingly, the related capital lease obligation and underlying asset balances have been removed from the Company's balance sheet. The gain resulting from these transactions was not material.

Since January 1, 1996 the Company has taken delivery of ten new Beechcraft 1900D aircraft. All of these aircraft have been financed by the manufacturer under 14-1/2 year operating leases. In connection with the lease of these new Beechcraft 1900D aircraft, the Company acquired the right to sell to Raytheon certain Beechcraft 1900C aircraft at prices equal to the balance of the amounts owed on the aricraft.

In addition, the Company also obtained the right to sell one Beechcraft 1900C pledged as collateral under a lease agreement with a third party which covers
two of its Brasilia aircraft.   Management intends to sell that Beechcraft
1900C aircraft under this agreement and use substantially all of the proceeds to purchase a certificate of deposit to continue to collateralize this Brasilia lease. No significant amount of cash will be generated from these transactions.

During 1996 the Company sold eight aircraft to Raytheon and leased them back under 12 year operating leases with an option to return upon 30 day notice during the first two years. At the termination of the leases, the Company will be required to comply with certain aircraft refurbishment provisions. Gains and losses on these transactions are amortized over the first two years of the lease agreement because this is the maximum term for which the Company expects to retain the aircraft. If a lease is terminated early, the full amount of the remaining unamortized gain or loss is recognized at that time. Five of the sale/leaseback aircraft were returned to Raytheon. One of the sale/leaseback aircraft was destroyed in November 1996. The Company intends to provide notice to terminate the lease on the remaining two aircraft.

5. LONG-TERM DEBT:

Long-term debt is summarized as follows at December 31 (in thousands):

                                               1996         1995
                                             --------     --------
Term notes owed to Raytheon; interest
 at various rates ranging from 6.6% to
 9.0%; payable monthly through June
 2009, collateralized by aircraft
 and accounts receivable                      $65,496      $80,734

Other term notes; interest at various
 rates ranging from 8.7% to 9.1%;
 payable monthly or quarterly through
 July 2007, collateralized by aircraft         10,758       11,564

Other                                           1,400            -
                                             --------     --------
                                               77,654       92,298

Less - Current maturities                     (11,668)      (4,820)
                                             --------     --------
Total long-term debt                          $65,986      $87,478
                                             --------     --------
                                             --------     --------


The fair value of the Company's debt instruments at December 31, 1996 and 1995 are not reasonably determinable considering the financial condition of the Company.

On October 26, 1996 the Company entered into an agreement with a vendor in which $1,767,231 of outstanding invoices were converted into a short-term promissory note bearing interest at prime plus 1%.

The Company had a line of credit arrangement with a bank totaling $5 million at December 31, 1995. During 1995 the average outstanding borrowing was $780,000 with an average rate of borrowings of 9.4%. The maximum borrowing for 1995 was $4.15 million. There were no borrowings outstanding under this arrangement at December 31, 1995. In August 1996, a $5 million loan under a term note was obtained from Raytheon. This loan bears interest at 8.25%. Interest on this loan is payable monthly and all advanced principal is to be repaid by March 31, 1997. This loan is collateralized by accounts receivable.

As of December 31, 1996 the long-term debt obligations due in the five subsequent years and thereafter are as follows:

     1997                                     $11,668,000
     1998                                       5,728,000
     1999                                       6,315,000
     2000                                       6,871,000
     2001                                       6,745,000
     Thereafter                                40,327,000
                                          ---------------
                                              $77,654,000
                                          ---------------
                                          ---------------


In connection with the Company's initial public offering in 1994 (see Note
1), approximately $20,000,000 of offering proceeds were used to prepay a portion of eight notes owed to an aircraft manufacturer. The prepayment of debt resulted in an extraordinary gain of $508,976 net of related income tax effect.

6. INCOME TAXES:

The components of the Benefit for income taxes for the years ended December 31 are as follows:

                                          1996           1995           1994
                                     --------------  -------------  -----------
     Current                           $         -    $         -     $      -
     Deferred                           (1,453,640)    (1,503,000)     (65,000)
                                     --------------  -------------  -----------
                                       $(1,453,640)   $(1,503,000)    $(65,000)
                                     --------------  -------------  -----------
                                     --------------  -------------  -----------


The federal statutory tax rate differs from the Company's effective income tax rate for the years ended December 31 as follows:

                                                1996        1995        1994
                                              --------    --------    --------
  Federal statutory rate                       (34.0)%     (34.0)%     (34.0)%
  State income taxes, net of federal benefit    (4.0)       (4.0)      ( 4.0)
  Valuation allowance                           27.8         2.1          -
                                              --------    --------    --------
                                               (10.2)%     (35.9)%     (38.0)%
                                              --------    --------    --------
                                              --------    --------    --------


Deferred tax assets (liabilities) as of December 31 were as follows:

                                                1996            1995
                                          --------------- ---------------
Net operating loss carryforwards             $10,708,000    $ 10,998,000
Property and equipment                        (9,916,000)    (14,585,000)
Accrued liabilities and other                  2,827,000       2,133,360
                                          --------------- ---------------
                                               3,619,000      (1,453,640)
Valuation allowance                           (3,619,000)              -
                                          --------------- ---------------
Total deferred tax asset (liability)        $          -     $(1,453,640)
                                          --------------- ---------------
                                          --------------- ---------------

The Company has net operating loss carryforwards for federal tax reporting purposes totaling $29,000,000 available through December 31, 1996, expiring in years from 2005 through 2010.

7. EMPLOYEE BENEFIT PLANS:

401(k)

The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all employees. The Company matches up to 4% of participating employees' contributions. Company contributions totaled $316,000 in 1996, $260,000 in 1995, and $209,000 in 1994.

STOCK OPTION PLANS

In November 1993, the Company adopted The Great Lakes Aviation, Ltd. 1993 Stock Option Plan and the 1993 Director Stock Option Plan (the Plans). Under the Plans, options to purchase an aggregate of not more than 600,000 shares of common stock may be granted from time to time to key employees, officers and directors of the Company. Transactions involving the Plans for the years ended December 31, 1996, 1995, and 1994 were as follows:

                                              Shares         Price Per Share
                                            ------------  -------------------
  Outstanding at December 31, 1993             260,000      $11.00
  Granted                                       45,000      $ 6.50 - $ 8.62
  Terminated                                   (30,000)
                                             ------------
  Outstanding at December 31, 1994             275,000      $ 6.50 - $11.00

  Terminated                                   (45,000)     $ 7.36 - $11.00
  Repricing reduction                          (63,000)     $ 3.88 - $11.00
                                             ------------
  Outstanding at December 31, 1995             167,000      $ 3.88 - $11.00
  Granted                                       50,000      $ 3.75 - $ 4.13
  Terminated                                   (47,500)     $ 3.88 - $ 8.62
                                             ------------
  Outstanding at December 31, 1996             169,500      $ 3.88 - $11.00
                                             ------------
                                             ------------
  Exercisable at December 31, 1996              97,700      $ 3.88 - $11.00
                                             ------------
                                             ------------
  Available for grant at December 31, 1996     430,500
                                             ------------
                                             ------------


On May 19, 1995 the Board of Directors passed a resolution offering all employee option holders the option to reprice their current options at the then market price ($3.88) in exchange for 30% of their options. This offer was accepted by all employee stock option holders. The exercise dates were adjusted to reflect this change.

The Company accounts for the Plans under APB No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plans been determined consistent with SFAS No. 123, the Company's pro forma net loss and loss per share would not have been materially different from its historical amounts.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an employee stock purchase plan. Under the plan, certain employees are eligible to purchase an aggregate of not more than 125,000 shares of the Company's common stock at

95% of the lower of the fair market value at the beginning or the end of the calendar year in which the shares are purchased. In 1997 and 1996, 2,795 and 5,603 shares were purchased with 1996 and 1995 payroll withholdings, respectively.

8.  COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

The Company leases aircraft, hangar facilities and certain terminal facilities under operating leases which provide for approximate future minimum rental payments, as follows:

                1997                    $ 15,053,000
                1998                      14,338,000
                1999                      13,421,000
                2000                      13,205,000
                2001                      13,194,000
                Thereafter                90,878,000
                                        ------------
                                        $160,089,000
                                        ------------
                                        ------------

Rent expense under all operating leases totaled $15,569,000 in 1996, $7,960,000 in 1995, and $2,876,000 in 1994. An aircraft operating lease agreement requires the Company to maintain financial covenants. The Company was not in compliance with these requirements at December 31, 1996. (See
Note 2)

In connection with the new Brasilia aircraft discussed in Note 3, the Brazilian government has provided a financing subsidy to the Company in the form of semiannual payments directly to the Company over ten years beginning with the delivery of the aircraft. For leased aircraft the Company amortizes payments on a straight-line basis over the term of the lease as a reduction of lease expense. For owned aircraft the payments are recognized as received as a reduction in interest expense. The subsidy payments are not collateralized or otherwise secured against the credit risk of the Brazilian government. The expected approximate future financing subsidy on the aircraft is as follows:

                1997                    $    928,000
                1998                         736,000
                1999                         631,000
                2000                         527,000
                2001                         423,000
                Thereafter                   658,000
                                        ------------
                Gross future cash flows $  3,903,000
                                        ------------
                                        ------------

The Company leases certain small aircraft used in its charter operations. Beginning in December 1994 two Beechcraft Model 1900 19-passenger aircraft used in airline operations were financed under operating leases from a company owned by Great Lakes' president and majority stockholder. Total payments for these leases were $884,000 in 1996, $844,000 in 1995, and $142,000 in 1994.

SLOT ALLOCATIONS

At December 31, 1996 the Company held 54 landing and takeoff slots at Chicago O'Hare airport. On August 29, 1995, United exercised its contractual option and effective October 29, 1995, purchased ten of the Company's landing and takeoff slots at Chicago O'Hare airport for $3.85 million. Concurrently, the Company has an agreement to lease these slots from United until May 1997 at which time the Company intends to extend the lease. The sale of the slots resulted in a gain of $3.85 million which was recorded in the fourth quarter of 1995. These ten slots were the only slots owned by the Company which were not encumbered by requirements to provide essential air service to small communities.

United has an option which expires concurrently with the United Express Agreement in April 1997 to acquire all or any portion of the Company's slots for the lesser of their fair market value or certain specified maximum prices set forth in the option agreement. The maximum aggregate purchase price for the 54 slots is $26.2 million. United's acquisition of the slots would be subject to the approval of the U.S. Department of Transportation (DOT) and the assumption by United of essential air service responsibility to certain communities. In the event United acquires the slots, the Company has the right to lease the slots from United for a period of one year thereafter.

In February 1997 the Company was awarded slot exemptions for the specific purpose of providing 20 operations per day between Chicago O'Hare Airport and Dubuque and Mason City, Iowa; Huron and Sioux Falls, South Dakota; and Fargo, North Dakota. These slot exemptions may not be bought, sold or traded without DOT approval. In addition, these slot exemptions require the Company to provide minimum amounts of Essential Air Service to certain small cities.

LITIGATION

The Company is a defendant in a lawsuit arising from the collision of a small aircraft with one of the Company's Beechcraft 1900 aircraft in Quincy, Illinois on November 19, 1996. The collision occurred at the intersection of two runways as the Company's aircraft was landing, and resulted in the death of all ten passengers and the two crew members. The Company's insurance carrier is providing for the Company's defense in the lawsuit and the Company believes that all claims arising from the accident will be adequately covered by insurance.

The Company is a party to other ongoing legal claims and assertions arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

9.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following presents selected quarterly unaudited financial data for each of the years ended December 31, 1996 and 1995 (in thousands, except for per share information):

           1996              First     Second     Third    Fourth    |
           ----             Quarter    Quarter   Quarter   Quarter   |   Year
                           ---------  ---------  -------- ---------  | --------
   Operating revenues       $23,140   $  28,714  $ 31,174  $ 26,642  | $109,670
   Operating income (loss)   (2,937)        259       513    (6,237) |   (8,402)
   Net loss                 $(2,773)  $  (1,155) $ (1,008) $ (7,887) | $(12,823)
                           ---------  ---------  -------- ---------  | --------
                           ---------  ---------  -------- ---------  | --------
   Net loss                 $  (.37)  $    (.15) $   (.13) $  (1.04) | $  (1.69)
      per share                                                      |
                           ---------  ---------  -------- ---------  | --------
                           ---------  ---------  -------- ---------  | --------
   Weighted average shares                                           |
      outstanding             7,583       7,586     7,586     7,586  |    7,585
                                                                     |

           1995              First     Second     Third    Fourth    |
           ----             Quarter    Quarter   Quarter   Quarter   |   Year
                           ---------  ---------  -------- ---------  | --------
   Operating revenue        $16,159   $20,620    $24,812   $22,605   |  $84,196
   Operating income (loss)   (1,073)      932      2,063    (2,680)  |     (758)
   Net income (loss)         (1,725)  $  (542)   $    49   $  (470)  |  $(2,688)
                           ---------  ---------  -------- ---------  | --------
                           ---------  ---------  -------- ---------  | --------
   Net income (loss)                                                 |
      per share             $  (.23)  $  (.07)   $   .01   $  (.06)  |  $  (.35)
                           ---------  ---------  -------- ---------  | --------
                           ---------  ---------  -------- ---------  | --------
   Weighted average shares                                           |
      outstanding             7,575     7,579      7,581     7,581   |    7,579
                           ---------  ---------  -------- ---------  | --------
                           ---------  ---------  -------- ---------  | --------


   The above financial data includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial data. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year.

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





                                                  Additions
                                       -----------------------------
                                                        Charged to
                          Balance at    Charged to      Other                             Balance at
                          Beginning     Costs and       Accounts-       Deductions-         End of
 Classification           of Period     Expenses        Describe(2)     Describe (1)        Period
 Year Ended December 31,

1996:
Inventory Reserves        $1,380,854      $2,331,926   $           -      $  630,378      $3,082,402


1995
Inventory Reserves           937,146         678,319         132,131         366,742       1,380,854


1994
Inventory Reserves                 -         937,146               -               -         937,146





(1) Deductions related principally to scrapped parts and the results of physical inventories.

(2)  Balance sheet adjustment for capital lease conversion.




ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Proxy Statement for Annual Meeting of Stockholders to be held May 31, 1996 (the "1996 Proxy Statement"). Information regarding executive officers of the Company is incorporated herein by reference to Item 1 of this Form 10-K under the caption "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 1996 Proxy Statement.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) DOCUMENTS FILED WITH THIS REPORT.

    (1)  See index to financial statements on page 23 of this report.

(b) REPORTS ON FORM 8-K. During the quarter ended December 31, 1996, the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

(c) EXHIBITS

      3.1     Amended and Restated Articles of Incorporation.(1)
      3.2     Amended and Restated Bylaws.(1)
      4.1     Specimen Common Stock Certificate.(1)
     10.1 Promissory Note payable to Raytheon in the amount of $3,445,000, dated December 30, 1992, together with related security agreement.(1)
     10.2 Schedule identifying other Promissory Notes payable to Raytheon which are substantially identical in all material respects to
              Exhibit 10.1.(1)
     10.3 Form of Aircraft Lease Agreement dated March 6, 1990, by and between Raytheon and the Company.(1)
     10.4 United Express Agreement, dated February 28, 1992, by and between United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
     10.5 Standard Ground Handling Agreement, dated April 3, 1991, by and between United Air Lines, Inc. and the Company.(1)
     10.6 United Express Fare Revenue Sharing Agreement, dated February 28, 1992, by and between United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
     10.7 Letter Agreement, dated April 21, 1995, amending the United Express Agreement (certain portions deleted pursuant to request for confidential treatment).
     10.8 United Express Interline Agreement, dated February 28, 1992, by and between United Air Lines, Inc. and the Company.(1)
     10.9 Airline Services Agreement, dated August 8, 1995, between Midway Airlines Corporation and RDU Co. (certain portions deleted pursuant to request for confidential treatment).
    10.10 O'Hare License Agreement, dated April 1, 1991, by and between United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
    10.11 Hector International Airport Terminal License Agreement, dated September 8, 1994, by and between United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
    10.12 Airport/Airport Facilities Lease Agreement, dated November 1, 1989, by and between Minneapolis-St. Paul Airport and the Company.(1)
    10.13     Great Lakes Aviation, Ltd. 1993 Stock Option Plan.(1)
    10.14     1993 Director Stock Option Plan.(1)
    10.15     Great Lakes Aviation, Ltd. Employee Stock Purchase Plan.(1)
    10.16 Facilities Lease Agreement, dated February 18, 1992, by and between the City of Spencer, Iowa and the Company.(1)
    10.17 Agreement in Principle, dated August 29, 1991, by and between United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
    10.18 Fifth Amendment to the Agreement in Principle, dated November 12, 1993, by and between United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
    10.19 Aircraft Finance Agreement, dated March 1, 1994, by and between Raytheon and the Company.(2)
    10.20 Aircraft Lease Agreement (N152GL), dated as of December 20, 1994, by and between Iowa Great Lakes

              Flyers, Inc. and the Company.(3)
    10.21     Aircraft Lease Agreement (N159GL), dated as of December 20, 1994, by and between Iowa Great Lakes Flyers, Inc. and the Company.(3)
    10.22     Negotiable Promissory Note, dated March 30, 1996, from the Company to Raytheon Aircraft Credit Corporation.
    10.23     Negotiable Promissory Note, dated July 31, 1996, from the Company to Raytheon Aircraft Credit Corporation.
      11.     Statement regarding computation of per share earnings.(3)
    23(i)     Consent of Independent Public Accountants
________________
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-71180 (the "Form S-1").
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(3) Income per common share amounts are computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding. Common stock equivalents related to stock options which would have a dilutive effect based upon current market prices had no effect on net income per common share in each of the years presented in the Company's Statements of Income and, accordingly, this exhibit is not applicable to this filing.

                                  SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREAT LAKES AVIATION, LTD.

Dated:                                  By
                                          -------------------------------------
                                          Douglas G. Voss,
                                          President and Chief Executive Officer

-------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


----------------------------    President, Chief Executive Officer and Director
Douglas G. Voss

----------------------------    Director, Executive Vice President Finance
A. L. Maxson                    and Chief Financial Officer


----------------------------    Vice President, Controller and
Roberta L. Dircks               Chief Accounting Officer


----------------------------    Director
Vernon A. Mickelson


----------------------------    Director
Luigi Talarico, Jr.


----------------------------    Director
Gayle R. Voss