Form 10-Q
period 1997-03-31
GREAT LAKES AVIATION LTD
filed 1997-05-20
CIK 914397

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-23224


                              GREAT LAKES AVIATION, LTD.
       -----------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                         IOWA                                    42-1135319
       ---------------------------------  --------------------------------------
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
          incorporation or organization)

               1965 330th Street, Spencer, Iowa 51301
               ------------------------------------------------
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

               Yes      X     No
                    --------       ------

As of May 15, 1997 there were 7,586,354 shares of Common Stock, par value $.01 per share, issued and outstanding.

                     GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                            Consolidated Balance Sheets
                                   (in thousands)

                                                                          March 31, 1997 December 31, 1996
                                                                          -------------- -----------------
ASSETS                                                                     (unaudited)
CURRENT ASSETS:
  Cash                                                                      $  4,626       $  6,676
  Accounts receivable                                                          7,899          7,274
  Inventories, net of accumulated allowance of
      $3,221 in 1997 and $3,082 in 1996                                       13,340         12,668
  Prepaid expenses and other current assets                                    2,063          2,254
                                                                            --------      ---------
         Total current assets                                                 27,928         28,872
                                                                            --------      ---------
PROPERTY AND EQUIPMENT:
  Flight equipment                                                            97,681         98,281
  Other property and equipment                                                 3,953          3,863
  Less - Accumulated depreciation and amortization                           (15,952)       (14,901)
                                                                            --------      ---------
         Total property and equipment                                         85,682         87,243

OTHER ASSETS                                                                   2,441          2,494
                                                                            --------      ---------
                                                                          $  116,051       $118,609
                                                                            --------      ---------
                                                                            --------      ---------

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                      $  6,578       $  6,668
  Notes Payable                                                                5,000          5,000
  Accounts payable                                                            15,221         13,089
  Accrued liabilities and unearned revenue                                     4,729          3,512
                                                                            --------      ---------

         Total current liabilities                                            31,528         28,269
LONG-TERM DEBT, net of current maturities                                     65,002         65,986
DEFERRED CREDITS                                                               5,561          5,614
                                                                            --------      ---------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 50,000,000 shares authorized,
    7,586,354 shares issued and outstanding at March 31, 1997,
    7,586,326 shares issued and outstanding at December 31, 1996                  76             76
  Paid-in capital                                                             28,927         28,920
  Accumulated deficit                                                        (15,043)       (10,256)
                                                                            --------      ---------
         Total stockholders' equity                                           13,960         18,740
                                                                            --------      ---------
                                                                            $116,051       $118,609
                                                                            --------      ---------
                                                                            --------      ---------

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                                  GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                                    Consolidated Statements of Cash Flows

                                      For the Nine Months Ended March 31
                                                (Unaudited)
                                               (in thousands)


                                                                              1997           1996
                                                                          ----------      ---------

OPERATING REVENUES:
  Passenger                                                                $  24,377      $  21,966
  Public service                                                               1,279            484
  Freight, charter and other                                                   1,012            690
                                                                            --------      ---------
         Total operating revenues                                             26,668         23,140
                                                                            --------      ---------
OPERATING EXPENSES:
  Salaries, wages and benefits                                                 7,476          6,299
  Aircraft fuel                                                                4,854          3,968
  Aircraft maintenance materials and repairs                                   2,424          3,230
  Commissions                                                                  1,835          1,641
  Depreciation & amortization                                                  1,438          1,455
  Aircraft rental                                                              3,468          2,304
  Other rentals and landing fees                                               1,793          1,727
  Other operating expenses                                                     6,554          5,453
                                                                            --------      ---------
         Total operating expenses                                             29,842         26,077
                                                                            --------      ---------
         Operating loss                                                       (3,174)        (2,937)
INTEREST EXPENSE                                                               1,613          1,534
                                                                            --------      ---------
         Loss before income taxes                                             (4,787)        (4,471)
INCOME TAX EXPENSE (BENEFIT)                                                       -         (1,698)
                                                                            --------      ---------
         Net loss                                                          $  (4,787)     $  (2,773)
                                                                            --------      ---------
                                                                            --------      ---------
NET LOSS PER SHARE:                                                          $  (.63)       $  (.37)
                                                                            --------      ---------
                                                                            --------      ---------
WEIGHTED AVERAGE SHARES OUTSTANDING                                        7,586,341      7,582,632
                                                                            --------      ---------
                                                                            --------      ---------

The accompanying notes to consolidated financial statements are an integral part of these statements.



                                GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                                  Consolidated Statements of Cash Flows

                                    For the Nine Months Ended March 31
                                                (Unaudited)
                                               (in thousands)

                                                                              1997           1996
                                                                          ----------      ---------
OPERATING ACTIVITIES:
  Net loss                                                                 $  (4,787)     $  (2,773)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities
      Depreciation and amortization                                            1,438          1,455
      Deferred income taxes                                                        -         (1,698)
      Loss on sale of equipment                                                   92              -
      Change in current operating items:
         Accounts receivable, net                                               (625)        (2,108)
         Inventories, net                                                       (841)        (1,460)
         Prepaid expenses and deposits                                        (1,145)          (412)
         Accounts payable and accrued liabilities                              3,921            790
                                                                            --------      ---------
            Net cash flows used in operating activities                       (1,947)        (6,206)
                                                                            --------      ---------
INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (90)          (411)
  Sale of property and equipment                                                   -         10,400
  Increase in other assets                                                         -           (409)
                                                                            --------      ---------
            Net cash flows provided by (used in)
                investing activities                                             (90)         9,580
                                                                            --------      ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                                 104          4,000
  Repayment of debt                                                             (124)       (10,989)
  Proceeds from sale of common stock                                               7             23
                                                                            --------      ---------
            Net cash flows used in financing activities                          (13)        (6,966)
                                                                            --------      ---------
NET CHANGE IN CASH                                                            (2,050)        (3,592)
CASH:
  Beginning of period                                                          6,676          6,784
                                                                            --------      ---------
  End of period                                                             $  4,626       $  3,192
                                                                            --------      ---------
                                                                            --------      ---------
SUPPLEMENTARY CASH FLOW INFORMATION:
    Cash paid during the year for-
      Interest                                                                $  239       $  1,536
                                                                            --------      ---------
                                                                            --------      ---------
    Noncash transactions-
      Deferred manufacturer's incentives received as:
         Property and equipment                                              $  (200)             -
                                                                            --------      ---------
                                                                            --------      ---------



The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     GREAT LAKES AVIATION, LTD.
                           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and the notes thereto, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The above financial statements contain an opinion by the Company's independent public accountants indicating substantial doubt as to the Company's ability to continue as a going concern.

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

The Company operates in the Upper Midwest as United Express under a cooperative marketing agreement (United Express Agreement) with United Airlines, Inc. (United). The term of the agreement expired April 25, 1997 (see Note 2). Outside the scope of the United Express Agreement, the Company serves additional destinations in the Upper Midwest as Great Lakes Airlines.

The Company operates along the East Coast as a "Midway Connection" carrier under a cooperative marketing agreement (Midway Connection Agreement) with Midway Airlines, Inc. (Midway). The Company and Midway have agreed to terminate the Midway Connection Agreement effective November 1, 1997.

The Company also operates in Arizona and Mexico as Great Lakes Airlines.

Revenues during the quarter ended March 31, 1997 were derived 78% from United Express operations, 16% from Midway Connection and 5% from Great Lakes Airlines operations.

2.  LIQUIDITY AND GOING-CONCERN MATTERS

The Company has suffered significant recent losses and negative operating cash flows, has negative working-capital, has been unable to meet significant current and long-term financial obligations, and has defaulted on certain financial and operating agreements. These matters raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully negotiating deferrals or a restructuring of its financial obligations, negotiating extended or improved terms under its major operating agreements, and ultimately, returning to sustained profitability.

Raytheon Aircraft Company and its financing affiliates (collectively, "Raytheon") is the Company's primary aircraft supplier and largest creditor. The Company has financed all 41 of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also extended the Company a $5 million loan secured by accounts receivable (collectively, the "Raytheon Agreements"). The Raytheon Agreements went into default in 1997 due to the Company's non-payment of scheduled amounts due. The Raytheon Agreements also contain cross-default provisions which may be triggered if the Company's obligations to other creditors are accelerated as a result of non-payment of those obligations. The default provisions of the Raytheon Agreements give Raytheon the right to accelerate certain amounts due under the Raytheon Agreements or repossess the aircraft or other assets securing the Raytheon Agreements. The Company is currently in negotiations with Raytheon to defer, refinance, or restructure all balances owed. While management believes that initial discussions have been favorable, there can be no assurance that such negotiations will be successful or that Raytheon will not exercise its rights under the default provisions.

In addition, the Company has financed 11 of its Brasilia aircraft through five lease and debt agreements with other unrelated entities (collectively, the "Brasilia Agreements"). At December 31, 1996, one of the Brasilia Agreements under which it operates two of these aircraft was in default due to violation of a financial covenant. During 1997, all of the Brasilia Agreements went into default due to non-payment of scheduled amounts due. Two of these Brasilia Agreements have been subsequently modified to allow deferral of payment of the defaulted amounts. Remedies available under the default provisions of the Brasilia Agreements have not been exercised, but include possible repossession and resale of the related aircraft, with the Company being responsible to pay any shortfall between such sale proceeds and the balance of the underlying obligations. The Company has received formal notice of default concerning non-payment of obligations owed under one of the Brasilia Agreements under which the Company leases a total of two Brasilia aircraft.

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

It is uncertain at the time of this filing what impact the Company's voluntary suspension of operations pursuant to an agreement with the FAA (see Item 5) will have on the Company's negotiations with lessors, lenders and vendors.

On April 25, 1997, the term of the United Express Agreement expired. At that time, the Company was in default of a covenant of the United Express Agreement as a result of its non-payment of bills when due. The Company has earned the majority of its revenues under the United Express Agreement and, in exchange for certain per passenger fees, received certain benefits from its relationship with United including the listing of its flights under United's computer reservation system code. Management is negotiating with United to renew the United Express Agreement. While management believes that initial discussions have been favorable, there can be no assurance that such negotiations will be successful or that the United Express Agreement can be renewed or extended on terms acceptable to the Company. Since April 25, 1997, the Company has been continuing United Express operations under the same terms as the expired United Express Agreement.

Since its inception in October 1995, significant operating losses have been incurred from the Company's operations under the Midway Connection Agreement. This is partially attributable to the fact that Midway reduced the number of aircraft in its operation early in 1996 rather than expanding operations as it had originally planned. This reduced the number of connecting opportunities for the Company's flights and, in turn, potential traffic which could use the Company's services. The Company and Midway have entered into an agreement to terminate the Midway Connection Agreement effective November 1, 1997 at which time the Company plans to terminate all services in areas currently operated under the Midway Connection name. The Company is evaluating the future use or disposition of the ten aircraft currently used in Midway Connection operations. In June 1997 two of these aircraft will be removed from Midway Connection service and placed in United Express service to accommodate seasonal increases in traffic in the Upper Midwest.

The Company has made substantial revisions to its flight schedules and may make further revisions in an effort to improve operating results. Service to several unprofitable cities has been eliminated and new service to certain other cities has been or is anticipated to be introduced. The Company continues to analyze opportunities to improve its revenue optimization processes to increase revenue passenger yields and to reduce certain operating expenses. The Company is also analyzing opportunities to rationalize its capacity levels, optimize its aircraft fleet and mix, and improve the deployment of its capacity. Further, the Company has negotiated improved terms and subsidy rates on certain of its routes subsidized by the U.S. Department of Transportation under the Essential Air Service program. While management believes these initiatives will address some of the causes of its recent operating losses, there can be no assurance that the results from these actions will result in improved operating performance or sustained profitability.

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

3. NEW ACCOUNTING PRONOUNCEMENT

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", (SFAS 128), which changes the way companies calculate their earnings per share (EPS). SFAS 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS 128, is also to be disclosed. The Company is required to adopt SFAS 128 in the first quarter of fiscal 1999, at which time all prior year EPS are to be restated in accordance with SFAS 128.

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

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981, along the East Coast since October 1995, and in the Southwest and Mexico since August 1995. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United that expired April 25, 1997. In October 1995, the Company began operating as a Midway Connection carrier under a cooperative marketing agreement with Midway which the parties recently agreed to terminate effective November 1, 1997. As of March 31, 1997, the Company served 78 destinations in 20 states with 475 scheduled departures each weekday.

The Company has suffered significant recent losses and negative operating cash flows, has negative working capital, has been unable to meet significant current and long-term financial obligations, and has defaulted on certain financial and operating agreements. These matters raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully negotiating deferrals or a restructuring of its financial obligations, negotiating extended or improved terms under its major operating agreements, and ultimately, returning to sustained profitability.

ESSENTIAL AIR SERVICE

Under the Essential Air Service Program, which is administered by the U.S. Department of Transportation (DOT), certain communities receive specified levels of "essential air service" (EAS). The DOT may authorize federal subsidies to compensate a carrier providing essential air service in otherwise unprofitable or minimally profitable markets. Under the FAA Reauthorization Act of 1996, beginning in October 1997, the program will be funded on an ongoing basis from foreign air carrier overfly fees. If these subsidies are reduced or eliminated in the future the Company may discontinue service to some or all of the subsidized communities.

At March 31, 1997 and December 31, 1996, the Company served 18 essential air service communities on a subsidized basis. The Company received $1.3 and $3.5 million in essential air service subsidies for the quarter ended March 31, 1997 and the year ended December 31, 1996, respectively. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before it may terminate, suspend or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service (even if such service is being operated at a loss) until a replacement carrier is found.

Consistent with current DOT service limits, aircraft departures in subsidized service in 1997 are expected to be slightly below those in 1996. However, through renegotiation of rates and modifications in service, the Company expects to receive an increase of approximately $2.3 million in subsidy revenues from providing such service in 1997. Negotiations are currently in progress with DOT to establish rates which will recognize increased flight frequencies for subsidy support at EAS cities effective October 1, 1997.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

The following table sets forth certain financial information regarding the
Company:

STATEMENT OF OPERATIONS DATA

                                                                              For the Three Months Ended March 31
                                                                            ---------------------------------------
                                                                              1997                             1996
                                                 --------------------------------------------   -----------------------
                                                                         Cents     % Increase                    Cents
                                                    Amount                 Per     (decrease)      Amount         Per
                                                    (In 000'S)             ASM       From 1996  (In 000'S)         ASM
                                                 -------------        -----------   ---------- ------------    -----------
Total operating revenues                            $26,668                            15.2%     $23,140
                                                 -------------                                  ----------

Salaries, wages and benefits                          7,476              4.8CENTS      18.7        6,299          4.1CENTS
Aircraft fuel                                         4,854              3.1           22.4        3,968          2.7
Aircraft maintenance materials and repairs            2,424              1.6          (25.0)       3,230          2.1
Commissions                                           1,835              1.2           11.9        1,641          1.1
Depreciation and amortization                         1,438              0.9           (1.2)       1,455          1.0
Aircraft rental                                       3,468              2.2           50.6        2,304          1.5
Other rentals and landing fees                        1,793              1.1            3.9        1,727          1.1
Other operating expense                               6,554              4.2           20.2        5,453          3.6
                                                 -------------        -----------                ----------    -----------
  Total operating expenses                           29,842             19.1           14.5       26,077         17.2
                                                 -------------        -----------                ----------    -----------
Operating loss                                      $(3,174)                            8.1%     $(2,937)
                                                 -------------                                   ----------
                                                 -------------                                   ----------

Interest expense (net)                               $ 1,613             1.0CENTS       5.2%     $ 1,534          1.0CENTS
                                                 -------------        -----------     -------    ----------     ----------
                                                 -------------        -----------     -------    ----------     ----------



SELECTED OPERATING DATA
                                                                       Increase
                                                                     (decrease)
                                                        1997          From 1996          1996
                                                        ----          ---------          ----
Available seat miles (ASM) (000s)                    155,038             2.0%           151,948
Revenue passenger miles (000s)                        64,033            (2.9)%           65,938
Passenger load factor                                  41.5%            (1.9) pts         43.4%
Passengers carried                                   212,011            (4.2)%          221,219
Average yield per revenue passenger mile                37.8cents        4.5cents          33.3cents


OPERATING REVENUES

Operating revenues increased to $26.6 million or 15.2 percent in the first quarter of 1997 from $23.1 million during the first quarter of 1996. The increase in operating revenues resulted in part from the increase in the average fare to $114.98 in the first quarter of 1997 from $99.28 during the first quarter of 1996. Revenue passengers flown decreased by 4.2% to 212,011 in the first quarter of 1997 from 221,219 during the first quarter of 1996 while ASMs increased by 2.0 percent to 155.0 million in the first quarter of 1997 from
151.9 million during the first quarter of 1996. The increase in operating revenues is also due to a 164.1% increase in public service revenue to $1.3 million in the first quarter of 1997 from $484,000 in the first quarter of 1996. The $15.70 increase in average fare and the 4.5cents increase in passenger yield is due primarily to selected price increases in key markets, moving service from lower yield markets to higher yield markets, and due to a strong emphasis on managing advanced passenger bookings.

OPERATING EXPENSES

Total operating expenses increased to $29.8 million, or 19.1 cents per ASM, in the first quarter of 1997 from $26.1 million, or 17.2 cents per ASM in the first quarter of 1996. The increase of total operating expenses reflect the costs associated with the increased level of operations and higher fuel costs, as more fully detailed below.

Salaries, wages, and benefits expense increased to 4.8 cents per ASM during the first quarter of 1997, from 4.1 cents per ASM during the first quarter of 1996, due to increases in maintenance and customer service payroll expenses and to increased health insurance claims expense.

Aircraft fuel expense per ASM increased to 3.1 cents in the first quarter of 1997 from 2.7 cents in the first quarter of 1996, due to increased fuel prices from suppliers. The average cost per gallon increased by 11.5 cents from first quarter 1996 to first quarter 1997.

Aircraft maintenance materials and repairs expense decreased to 1.6 cents per ASM in the first quarter of 1997 from 2.1 cents per ASM in the first quarter of 1996. The decrease in expense is mainly due to a $1.3 million decrease in engine overhaul expense as six fewer engine overhauls were performed in the first quarter of 1997 than the first quarter of 1996.

Aircraft rental expense increased to 2.2 cents per ASM in the first quarter of 1997 from 1.5 cents per ASM in the first quarter of 1996. This resulted primarily from the acquisition of ten new Beech 1900D aircraft under leases.

Other operating expenses increased to 4.2 cents per ASM in the first quarter of 1997 from 3.6 cents in the first quarter of 1996, reflecting higher passenger booking fees due to increases in rates and higher credit card expenses for the Midway Connection and Great Lakes Airlines operations. These increases were partially offset by lower United program fees due to increased flying under the Company's own code and a decrease in the number of passengers. In addition, training and lodging costs increased due to FAA Part 121 conversion. Airline supplies (deicing fluid) and interrupted trip expense also increased due to the increase in weather related flight irregularities in the first quarter of 1997 as compared with the first quarter of 1996.

Following a 15 month period involving substantial changes in operating procedures and a major training effort, on March 19, 1997, the Company completed its transition to meet FAA Part 121 operating requirements. The Company estimates that it incurred an adverse economic impact of about $1.3 million during that period resulting from additional expenses and revenue loss from reduced operating performance as key personnel used their time to facilitate the transition.

INCOME TAXES

The Company's effective tax rate was 0 percent in the first quarter of 1997 and
38.0 percent in the first quarter of 1996. In recognition of the Company's financial results of recent periods and other uncertainties, the Company has elected to cease recording future tax benefits until it is reasonably assured that such benefits would be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $2.1 million to $4.6 million at March 31, 1997 from $6.7 million at December 31, 1996. Net cash flows used in operating activities were $1.9 million and $6.2 million in the first quarter of 1997 and 1996, respectively. The major use of such cash flows in the first quarter of 1997 was the funding of the Company's $4.8 million loss. Accounts payable and accrued liabilities at March 31, 1997 include past due lease installments of $2.8 million and interest payable of $1.4 million associated with due but unpaid debt installments.

The Company has suffered significant recent losses and negative operating cash flows, has negative working capital, has been unable to meet significant current and long-term financial obligations, and has defaulted on certain financial and operating agreements. These matters raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully negotiating deferrals or a restructuring of its financial obligations, negotiating extended or improved terms under its major operating agreements, and ultimately, returning to sustained profitability.

Raytheon Aircraft Company and its financing affiliates (collectively, "Raytheon") is the Company's primary aircraft supplier and largest creditor. The Company has financed all 41 of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also extended the Company a $5 million loan secured by accounts receivable (collectively, the "Raytheon Agreements"). The Raytheon Agreements went into default in 1997 due to the Company's non-payment of scheduled amounts due. The Raytheon Agreements also contain cross-default provisions which may be triggered if the Company's obligations to other creditors are accelerated as a result of non-payment of those obligations. The default provisions of the Raytheon Agreements give Raytheon the right to accelerate certain amounts due under the Raytheon Agreements or repossess the aircraft or other assets securing the Raytheon Agreements. The Company is currently in negotiations with Raytheon to defer, refinance, or restructure all balances owed. While management believes that initial discussions have been favorable, there can be no assurance that such negotiations will be successful or that Raytheon will not exercise its rights under the default provisions.

In addition, the Company has financed 11 of its Brasilia aircraft through five lease and debt agreements with other unrelated entities (collectively, the "Brasilia Agreements"). At December 31, 1996, one of the Brasilia Agreements under which it operates two of these aircraft was in default due to violation of a financial covenant. During 1997, all of the Brasilia Agreements went into default due to non-payment of scheduled amounts due.
Two of these Brasilia Agreements have been subsequently modified to allow deferral of payment of the defaulted amounts. Remedies available under the default provisions of the Brasilia Agreements have not been exercised, but include possible repossession and resale of the related aircraft, with the Company being responsible to pay any shortfall between such sale proceeds and the balance of the underlying obligations. The Company also has received formal notice of default, which is currently unresolved, concerning non-payment of obligations owed under one of the Brasilia Agreements under which the Company leases a total of two Brasilia aircraft.

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

It is uncertain at the time of this filing what impact the Company's voluntary suspension of operations pursuant to an agreement with the FAA (see Item 5) will have on the Company's negotiations with lessors, lenders and vendors.

On April 25, 1997, the term of the United Express Agreement expired. At that time, the Company was in default of a covenant of the United Express Agreement as a result of its non-payment of bills when due. The Company has earned the majority of its revenues under the United Express Agreement and, in exchange for certain per passenger fees, received certain benefits from its relationship with United including the listing of its flights under United's computer reservation system code. Management is negotiating with United to renew the United Express Agreement. While management believes that initial discussions have been favorable, there can be no assurance that such negotiations will be successful or that the United Express Agreement can be renewed or extended on terms acceptable to the Company. Since April 25, 1997, the Company has been continuing United Express operations under the same terms as the expired United Express Agreement.

Since its inception in October 1995, significant operating losses have been incurred from the Company's operations under the Midway Connection Agreement. This is partially attributable to the fact that Midway reduced the number of aircraft in its operation early in 1996 rather than expanding operations as it had originally planned. This reduced the number of connecting opportunities for the Company's flights and, in turn, potential traffic which could use the Company's services. The Company and Midway have entered into an agreement to terminate the Midway Connection Agreement effective November 1, 1997 at which time the Company plans to terminate all services in areas currently operated under the Midway Connection name. The Company is evaluating the future use or disposition of the ten aircraft currently used in Midway Connection operations. In June 1997 two of these aircraft will be removed from Midway Connection service and placed in United Express service to accommodate seasonal increases in traffic in the Upper Midwest

The Company has made substantial revisions to its flight schedules and may make further revisions in an effort to improve operating results. Service to several unprofitable cities has been eliminated and new service to certain other cities has been or is anticipated to be introduced. The Company continues to analyze opportunities to improve its revenue optimization processes to increase revenue passenger yields and to reduce certain operating expenses. The Company is also analyzing opportunities to rationalize its capacity levels, optimize its aircraft fleet and mix, and improve the deployment of its capacity. Further, the Company has negotiated improved terms and subsidy rates on certain of its routes subsidized by the U.S. Department of Transportation under the Essential Air Service program. While management believes these initiatives will address some of the causes of its recent operating losses, there can be no assurance that the results from these actions will result in improved operating performance or profitability.

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

During the first quarter of 1996, the Company had a line-of-credit arrangement with a bank totaling $5 million. In March 1996, the credit facility was terminated and a $4 million loan was obtained from an aircraft supplier. The interest on this loan is LIBOR plus 2%, and is being repaid on a monthly basis over a five year period and is collateralized by a Brasilia aircraft. In August 1996, an additional $5 million loan was obtained from the same aircraft supplier. Interest on this loan is payable monthly and the principal amount was due on March 31, 1997 but has not been paid. This loan is collateralized by accounts receivable.

In October 1996, the Company entered into an agreement with a vendor in which $1.8 million of outstanding invoices were converted into a short-term promissory note bearing interest of prime plus 1%. On March 12, 1997, the Company sold five spare engines to this vendor in consideration of a $950,000 reduction of its short-term note.

Capital expenditures related to aircraft and equipment totaled $90,000 in the first quarter of 1997 and $411,000 during the first quarter of 1996. Principal repayments and new long-term borrowing were nominal in the first quarter of 1997. Principal repayments exceeded long-term borrowings by $7.0 million in the first quarter of 1996.

Long-term debt, net of current maturities of $6.5 million, totaled $65.0 million at March 31, 1997 compared to $66.0 million, net of current maturities of $6.7 million, at December 31, 1996. As of March 31, 1997, the long-term debt bears interest at rates ranging from 6.6 to 9.1 percent and are payable monthly or quarterly through July, 2007. All financing was provided by Beech Acceptance Corporation, Inc. and CIT Group/Equipment Financing, Inc. and is collateralized by 25 related aircraft.

Item 5.  FAA INSPECTION

On May 16, 1997, following inspections of the Company's operations by the FAA, the Company and the FAA entered into an agreement whereby the Company voluntarily suspended flight operations on May 16, 1997 pending a thorough review of the Company's maintenance and record keeping procedures. Under the Agreement, the Company may not operate its aircraft in revenue service until approved by the FAA. The FAA maintains that the Company utilized improperly trained personnel to perform aircraft maintenance, and has alleged that the Company has operated unairworthy aircraft. Based upon currently available information, the Company strongly disagrees with the FAA position.

The Company expects to receive a detailed Consent Order from the FAA on or before May 21, 1997 which will describe the required actions to be taken by the Company in order to resume operations. Until the receipt of this Consent Order, no estimate can be made with respect to when the Company might resume operations or the cost of complying with the Consent Order. However, the combination of loss of revenue during the suspension of operations and the cost of complying with the Consent Order is likely to have a material adverse impact on the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit 10.1 Agreement between the Company and the Federal Aviation Administration dated May 16, 1997.

     b) On March 18, 1997, the Company filed Form 8-K reporting matters relating to the financial condition of the registrant.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                       GREAT LAKES AVIATION, LTD.


Dated:  May 20, 1997                   By     /s/ Douglas G. Voss
                                          -----------------------------------
                                          Douglas G. Voss
                                          President and Chief Executive Officer


                                       By      /s/ A. L. Maxson
                                          ------------------------------------
                                            A. L. Maxson
                                            Executive Vice President Finance