Form 10-Q
period 1997-06-30
GREAT LAKES AVIATION LTD
filed 1997-08-14
CIK 914397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to _______________

Commission File No. 0-23224

                            GREAT LAKES AVIATION, LTD.
         -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                IOWA                                      42-1135319
   -------------------------------                    -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

          1965 330th Street, Spencer, Iowa 51301
    ---------------------------------------------------
    (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code:  (712)  262-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES    X      NO
                       -------      -------

As of August 12, 1997 there were 7,589,121 shares of Common Stock, par value $.01 per share, issued and outstanding.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                                    June 30, 1997     December 31, 1996
                                                                  -----------------  --------------------
                                                                     (unaudited)
                                ASSETS
CURRENT ASSETS:
     Cash                                                           $       604         $    6,676
     Accounts Receivable                                                  4,525              7,274
     Inventories, net of accumulated allowance of
            $3,221  in 1997 and $3,082 in 1996                           12,847             12,668
     Prepaid expenses and other current assets                            2,280              2,254
                                                                    -----------         ----------
                                             Total Current Assets        20,256             28,872
                                                                    -----------         ----------
PROPERTY AND EQUIPMENT:
     Flight Equipment                                                    97,681             98,281
     Other Property and Equipment                                         4,055              3,863
     Less - Accumulated Depreciation and Amortization                   (17,165)           (14,901)
                                                                    -----------         ----------
                                     Total Property and Equipment        84,571             87,243
OTHER ASSETS                                                              2,349              2,494
                                                                    -----------         ----------
                                                                     $  107,176         $  118,609
                                                                    -----------         ----------
                                                                    -----------         ----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable                                                 $  10,689          $  13,089
     Current Maturities of Long-term Debt                                 6,128              6,668
     Notes Payable                                                                           5,000
     Unpaid Debt and Lease Installments
              Major Aircraft Supplier                                    10,399
              Other                                                       2,428
     Accrued Liabilities and Unearned Revenue                             3,019              3,512
                                                                    -----------         ----------
                                        Total Current Liabilities        32,663             28,269
LONG-TERM DEBT, net of current maturities                                61,740             65,986
DEFERRED CREDITS                                                          5,636              5,614

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 50,000,000 shares authorized,
     7,586,354 shares issued and outstanding at June 30, 1997,
     7,586,326 shares issued and outstanding at December 31, 1996            76                 76

      Paid-in Capital                                                    28,927             28,920
     Accumulated Deficit                                                (21,866)           (10,256)
                                                                    -----------         ----------
                                       Total Stockholders' Equity         7,137             18,740
                                                                    -----------         ----------
                                                                     $  107,176         $  118,609
                                                                    -----------         ----------
                                                                    -----------         ----------

Note: The Balance Sheet at December 31, 1996 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See condensed notes to financial statements.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30

                                  (Unaudited)
             (in thousands, except share and per share information)


                                                   For the Three Months Ended June 30      For the Six Months Ended June 30
                                                   ----------------------------------      --------------------------------
                                                          1997            1996                   1997            1996
                                                   ----------------  ----------------      ----------------  --------------
OPERATING REVENUES:
   Passenger                                           $  18,023      $  27,473                $  42,400     $  49,435
   Public Service                                            918            746                    2,197         1,230
   Freight, charter and other                                399            495                    1,411         1,190
                                                       ---------      ---------                ---------     ---------
                       Total operating revenues           19,340         28,714                   46,008        51,855
                                                       ---------      ---------                ---------     ---------
OPERATING EXPENSES:
   Salaries, wages and benefits                            4,318          6,912                   11,794        13,211
   Aircraft fuel                                           2,772          4,403                    7,626         8,372
   Aircraft maintenance materials and repairs              1,351          3,059                    3,775         6,389
   Commissions                                             1,336          2,111                    3,171         3,752
   Depreciation and amortization                           1,111          1,369                    2,549         2,824
   Aircraft rental                                         2,171          2,782                    5,639         5,087
   Other rentals and landing fees                          1,326          1,776                    3,119         3,502
   Other operating expenses                                6,101          6,043                   12,655        11,396
   Shutdown expenses                                       4,217              -                    4,217            -
                                                       ---------      ---------                ---------     ---------
                       Total operating expenses           24,703         28,455                   54,545        54,533
                                                       ---------      ---------                ---------     ---------
                        Operating income (loss)          (5,363)            259                  (8,537)       (2,678)
INTEREST EXPENSE (includes $576 of
interest expense related to grounded aircraft -
 See Note 2.)                                              1,460          1,414                    3,073         2,948
                                                       ---------      ---------                ---------     ---------
                       Loss before income taxes          (6,823)        (1,155)                 (11,610)       (5,626)
INCOME TAX EXPENSE (BENEFIT)                                   -              -                       -        (1,698)
                                                       ---------      ---------                ---------     ---------
                                       Net loss        $ (6,823)      $ (1,155)                $(11,610)     $ (3,928)
                                                       ---------      ---------                ---------     ---------
                                                       ---------      ---------                ---------     ---------
NET LOSS PER SHARE:                                    $   (.90)      $  (0.15)                $  (1.53)     $  (0.52)
                                                       ---------      ---------                ---------     ---------
                                                       ---------      ---------                ---------     ---------
WEIGHTED AVERAGE SHARES
OUTSTANDING                                            7,589,121      7,586,326                7,588,457     7,584,479
                                                       ---------      ---------                ---------     ---------
                                                       ---------      ---------                ---------     ---------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE SIX MONTHS ENDED JUNE 30
                                  (Unaudited)
                                 (in thousands)

                                                                        1997          1996
                                                                    -----------    ----------
OPERATING ACTIVITIES:
    Net loss                                                         $ (11,610)    $  (3,928)
    Adjustments to reconcile net loss to net cash used in
     operating activities
            Depreciation and amortization                                2,872         2,824
            Deferred income taxes                                            0        (1,698)
            Change in current operating items:
               Accounts receivable, net                                  2,749          (800)
               Inventories, net                                           (179)       (1,240)
               Prepaid expenses and deposits                               (26)         (864)
               Deposits on flight equipment                                  -           353
               Unpaid lease installments                                (2,893)
               Accounts payable and accrued liabilities                  4,821         2,062
                                                                     ----------     ---------
            Net cash flows used in operating activities                 (4,266)       (3,291)
                                                                     ----------     ---------
INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (192)       (1,365)
   Sale of property and equipment                                            -        20,789
   Change in other assets                                                  145          (663)
                                                                     ----------     ---------
    Net cash flows provided by investing activities                        (47)       18,761
                                                                     ----------     ---------
FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                            -         4,000
   Repayment of debt and accrued interest                               (1,766)      (22,571)
   Proceeds from sale of common stock                                        7            23
                                                                     ----------     ---------
   Net cash flows used in financing activities                          (1,759)      (18,548)
                                                                     ----------     ---------
NET CHANGE IN CASH                                                      (6,072)       (3,078)
CASH:
   Beginning of Period                                                   6,676         6,785
                                                                     ----------     ---------
   End of Period                                                        $  604      $  3,707
                                                                     ----------     ---------
                                                                     ----------     ---------
SUPPLEMENTARY CASH FLOW INFORMATION:
      Cash paid during the year for-
           Interest                                                      1,460         2,952
                                                                     ----------     ---------
                                                                     ----------     ---------
      Noncash transactions-
            Deferred manufacturer's incentives received as:
                 Property and equipment                                   (200)
                 Inventory                                                               414
                                                                     ----------     ---------
                                                                     $    (200)     $    414
                                                                     ----------     ---------
                                                                     ----------     ---------
             Reclassification of deferred credit relating
                  to cancellation of Embraer Agreement               $       -     $   1,156
                                                                     ----------     ---------
                                                                     ----------     ---------

          The accompanying notes to consolidated financial statements are an integral part of these statements

                           GREAT LAKES AVIATION, LTD.
                 CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS


1.   GENERAL

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. In addition, financial results were significantly affected by temporary suspension of service and reduced operating levels during the second quarter of 1997, as described below. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The forgoing financial statements contain an opinion by the Company's independent public accountants indicating substantial doubt as to the Company's ability to continue as a going concern.

The consolidated financial statements include the accounts of Great Lakes Aviation, Ltd. and its wholly-owned subsidiary (RDU Inc.), referred to collectively as the Company. All significant inter-company transactions and balances have been eliminated in consolidation.

During the period the company operated scheduled passenger and air freight service under three marketing identities. In the upper Midwest the Company operates under a cooperative marketing agreement (United Express Agreement) with United Airlines, Inc. (United). The Company also serves certain destinations in this area as Great Lakes Airlines.

Along the East Coast, the Company operated as Midway Connection under a cooperative marketing agreement with Midway Airlines, Inc. (Midway). In Mexico, Arizona and New Mexico the Company operated as Great Lakes Airlines. All of the services provided as Midway Connection and Great Lakes Airlines in Mexico, Arizona and New Mexico were terminated effective May 16, 1997.

Revenues during the quarter ended June 30, 1997 were derived 75.5% from United Express operations, 14.4% from Midway Connection and 10.1% from Great Lakes Airlines operations.

2.   TEMPORARY SUSPENSION OF FLIGHT OPERATIONS AND RELATED EXPENSES

Subsequent to the temporary suspension of flight operations on May 16, 1997, the Company incurred continuing operating costs and extraordinary maintenance and other expenditures during the shutdown period, which continued after the resumption of reduced level of services on May 23, 1997. These non-revenue generating expenses are shown on the statement of operations as shutdown expenses. Shutdown expenses incurred after June 30, 1997 will be reflected in the corresponding financial statements. Shutdown expenses consist of aircraft lease rentals and depreciation for aircraft not used in scheduled service, rental of unused facilities, costs of non-utilized personnel and similar costs as well as expenses related to the extensive FAA review of the Company's operations including inspection related costs and unusual maintenance costs in excess of normal recurring maintenance. Such operating costs are summarized below:

    Salaries, wages and benefits                      $     1,833,044
    Aircraft maintenance materials and repairs                575,686
    Aircraft depreciation                                     322,824
    Aircraft rental                                           978,715
    Facilities rental                                         198,335
    FAA penalty                                               300,000
    Other expense                                               8,262
                                                      ---------------
                                            Total     $     4,216,866
                                                      ---------------
                                                      ---------------

In addition, the Company incurred interest cost of $575,680 during the period related to aircraft not used in scheduled service. The above costs further contributed to the liquidity problems of the Company as discussed below.

3.  LIQUIDITY AND GOING-CONCERN MATTERS

The Company has suffered recent losses and negative operating cash flows, has negative working capital, has been unable to meet significant current and long-term financial obligations, and has defaulted on certain financial and operating agreements. These matters have raised substantial doubt about its ability to continue as a going concern and, as a result, the Report of Independent Public Accountants on the financial statements for the year ended December 31, 1996, contains a statement to this effect. The Company's ability to continue as a going concern depends upon successfully obtaining additional working capital financing, negotiating extended or improved terms under its major operating agreement, and ultimately, returning to sustained profitability. The suspension of service on May 16, 1997, and subsequent reduced levels of service have resulted in substantial losses and an increased need for additional financing.

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

On July 16, 1997 the Company reached an agreement with Raytheon pursuant to which Raytheon provided a short term loan of $4 million. This loan, which was originally due on July 29, 1997, has been extended until August 30, 1997 and may, at the sole option of Raytheon, be extended on a month-to-month basis until October 31, 1997. This loan, as well as existing Raytheon indebtedness has been collateralized with all previously unpledged Beech aircraft spare parts and equipment. The agreement also calls for the parties to negotiate the terms for the payment of past due amounts to Raytheon relating to the first half of 1997 amounting to $10.4 million. In addition, Raytheon was granted warrants for a period of ten years, exercisable commencing July 16, 1998, to purchase one million shares of Great Lakes common stock at a price of $.75 per share. As long as the Company is in compliance with the July 16, 1997 agreement, all defaults under any other financing agreements with Raytheon have been waived.

The Company believes that it will require an additional loan of approximately $2.5 million by the end of August 1997 to meet its working capital requirements and has requested Raytheon to provide these additional funds. Raytheon has not agreed to make this advance and there can be no assurance that these funds can be obtained from other sources if Raytheon declines to provide them.

In addition to the Raytheon financing, the Company has financed 11 of its Brasilia aircraft through five lease and debt agreements with other unrelated entities (collectively, the "Brasilia Agreements"). At December 31, 1996, one of the Brasilia Agreements under which it operates two of these aircraft was in default due to violation of a financial covenant. During 1997, all of the Brasilia Agreements went into default due to non-payment of scheduled amounts due.

The Company has executed amendments to four of the Brasilia Agreements which reschedule the amounts due. The fifth agreement under which the Company leased two used Embraers for periods ending December 31, 1998, and June 30, 1999, was terminated by the lessor by the exercise of its rights as a result of the default. These two aircraft have been returned to the lessor.

The Company continues to have past due trade accounts. Notes totaling approximately $880,000 have been issued to certain of the creditors which, in
general, require payment over a one year period.   The Company believes that
it has reached an appropriate accommodation with its key suppliers and that it will be able to obtain necessary good and services on acceptable terms as long as timely payment is made for current purchases.

On April 25, 1997, the Company's United Express Agreement with United Airlines expired. Subsequently the term of the Agreement was extended until August 31, 1997 while a new agreement is being negotiated. The Company is in default of various covenants in the United Express Agreement as a result of its non-payment of bills when due and not maintaining certain financial ratios. Both of these defaults have been waived by United until August 31, 1997. The Company has historically earned the majority of its revenues under the United Express Agreement. In exchange for certain per passenger fees, the Company receives certain benefits from its relationship with United including the listing of its flights under United's computer reservation
system code.   While management believes that initial
discussions for a new agreement have been favorable, there can be no assurance that such negotiations will be successful or that the existing United Express Agreement can be renewed.

The Company has made substantial revisions to its flight schedules and may make further revisions in an effort to improve operating results. Service in the Southeastern United States as Midway Express and in the Southwestern United States as Great Lakes Airlines has been terminated. The Company is also analyzing opportunities to rationalize its capacity levels, optimize its aircraft fleet and mix, and improve the deployment of its capacity. Further, the Company has negotiated improved terms and subsidy rates on certain of its routes subsidized by the U.S. Department of Transportation under the Essential Air Service program.

There can be no assurance that the Company's negotiations will be successful in obtaining additional working capital financing or improving terms under its major operating agreement or that its operational improvement initiatives will result in improved operating performance or sustained profitability. Such negotiations and initiatives will require the Company to reach agreements with Raytheon and United on terms acceptable to the Company, none of which are assured. If the Company is unsuccessful in its efforts, it may continue to be unable to meet its current and future obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values, potentially including seeking protection from its creditors under applicable bankruptcy laws. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

4.  NEW ACCOUNTING PRONOUNCEMENT

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  OVERVIEW

The discussion and analysis in this section and in the notes to the financial statements contain certain forward-looking terminology such as "believes," "anticipates," "will," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein and in other reports filed by the Company with the Securities and Exchange Commission.

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981, along the East Coast from October 1995 to May 1997, and in the Southwest and Mexico from August 1995 to May 1997. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United that expired April 25, 1997, but has been extended through August 31, 1997. As of June 30, 1997, the Company served 26 destinations in 7 states with 170 scheduled departures each weekday.

The Company has suffered significant recent losses and negative operating cash flows, has negative working-capital, has been unable to meet significant current and long-term financial obligations, and has defaulted on certain financial and operating agreements. These matters raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern depends upon obtaining additional working capital financing, negotiating extended or improved terms under its major operating agreement, and ultimately, returning to sustained profitability.

2.  TEMPORARY SUSPENSION OF FLIGHT OPERATIONS
    AND REVISED MARKETING FOCUS

On May 16, 1997 following inspections of the Company's operations by the FAA, the Company and the FAA entered into an agreement whereby the Company voluntarily suspended flight operations pending a thorough review of the Company's maintenance and recordkeeping procedures. On May 23, 1997, the Company resumed limited operations at five cities after entering into a Consent Order (the "Order") with the FAA. This Order imposed a civil penalty of $1,000,000 of which $300,000 is being paid in installments through June 1 1998 and $700,000 which will be forgiven if the Company complies with all the terms and conditions of the Order. The Order also required the Company to, among other things, inspect each of the Company's aircraft and demonstrate to the FAA's satisfaction that the Company has sufficient equipment, qualified personnel, manuals, systems, procedures and financial resources to safely conduct operations.

After evaluating the effects of the temporary shutdown, the Company announced on June 2, 1997 that it would not resume its Midway Connection Services which were previously scheduled to terminate on November 1, 1997. Following this, the Company elected not to resume services in Arizona, New Mexico and the country of Mexico which it had served under the Great Lakes Airlines designation. Concurrently, the Company rescheduled its United Express operations in an effort to achieve profitability.

The Company has returned to its historical core route structure with primary focus being that of the United Express marketing relationship. Within that relationship the Company is maximizing its operating advantage at Chicago's O'Hare Airport where the Company possesses 74 operating slots and revenue passenger yields are highest. A reduced level of service has been reinstated at United's Denver hub where revenue passenger yields are lower and the majority of its operations receive federal subsidies under the Essential Air Service Program.

The Company plans to have its operations fully restored by September 1, 1997 consistent with the refocused marketing strategy at which time scheduled aircraft departures and available seat miles will have been reduced by 33% and 37%, respectively from what they would have been under the former strategy. Revenues are expected to decline by a lesser amount.

At the reduced level of service, including planned service increases during the last half of 1997, the Company currently has fifteen Beechcraft Model 1900C and previously had two Brasilia EMB120 aircraft surplus to its requirements. As a result of a default under the agreement under which the Company operated two of its Brasilias, the lessor terminated the lease and has taken back its aircraft. The Company is currently negotiating with several aircraft operators to sublease to them the surplus 1900C aircraft. Losses, if any, to be incurred as a result of such dispositions are indeterminable at this time.

3.  ESSENTIAL AIR SERVICE

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

At June 30, 1997 and December 31, 1996, the Company served 4 and 18 essential air service communities, respectively, on a subsidized basis. At the time the Company's operations are fully restored, the Company expects to serve 21 cities on a subsidized basis. The Company received $2.2 and $3.5 million in essential air service subsidies for the six months ended June 30, 1997 and the year ended December 31, 1996, respectively. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before it may terminate, suspend or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service (even if such service is being operated at a loss) until a replacement carrier is found.

Consistent with current DOT service limits, aircraft departures in subsidized service in 1997 are expected to be slightly below those in 1996. However, through renegotiation of rates and modifications in service, the Company expects to receive an increase of approximately $2.5 million in subsidy revenues from providing such service in 1997. Negotiations were completed during the quarter with DOT to establish rates which will recognize increased flight frequencies for subsidy support.

4.  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
    JUNE 30, 1997 AND 1996

The following table sets forth certain financial information regarding the
Company:


STATEMENT OF OPERATIONS DATA
                                                            For the Three Months Ended June 30
                                        ---------------------------------------------------------------------
                                                           1997                              1996
                                        ---------------------------------------    --------------------------
                                                           Cents     % Increase                       Cents
                                           Amount           Per      (decrease)        Amount          Per
                                         (in 000s)          ASM       from 1996      (in 000s)         ASM
                                        ------------------------     ----------     ----------      ---------
TOTAL OPERATING REVENUES                $  19,340                        (32.6)%     $  28,714
                                        ---------                    ----------     ----------
Salaries, Wages and Benefits                4,318       4.4CENTS         (37.5)          6,912       4.0CENTS
Aircraft Fuel                               2,772            2.9         (37.0)          4,403            2.5
Aircraft Maintenance
   Materials and Repairs                    1,351            1.4         (55.8)          3,059            1.7
Commissions                                 1,336            1.4         (36.7)          2,111            1.2
Depreciation and Amortization               1,111            1.1         (18.8)          1,369            0.8
Aircraft Rental                             2,171            2.2         (22.0)          2,782            1.6
Other Rentals and Landing Fees              1,326            1.4         (25.3)          1,776            1.0
Other Operating Expense                     6,101            6.3            1.0          6,043            3.5
Shutdown expenses                           4,217            4.3              -              -              -
                                        ---------      ---------                    ----------       ---------
   Total Operating Expense                 24,703      25.4CENTS         (11.2)%        28,455           16.3
                                        ---------                                   ----------       ---------
Operating Income (Loss)                 $ (5,363)                                       $  259
                                        ---------                                   ----------
                                        ---------                                   ----------
Interest Expense (net)                   $  1,460       1.5CENTS         (37.5)%      $  1,414       0.8CENTS
                                        ---------      ---------      ---------     ----------       --------
                                        ---------      ---------      ---------     ----------       --------

SELECTED OPERATING DATA                            Increase/ (Decrease)
                                                   --------------------
                                           1997         from 1996        1996
                                        ---------      ----------     ----------
Available Seat Miles (000s)                97,193         (44.4)%        174,900
Revenue Passenger Miles (000s)             43,887         (44.4)%         78,981
Passenger Load Factor                       45.2%       No Change          45.2%
Passengers carried (000s)                 152,095         (43.5)%        269,203
Average Yield per Revenue passenger     41.1CENTS        6.3CENTS      34.8CENTS
         mile

OPERATING REVENUES

Operating revenues decreased 32.6% to $19.3 million in the second quarter of 1997 from $28.7 million during the second quarter of 1996. The decrease in operating revenues resulted from the decrease in revenue passenger miles flown by 44.4% to 43.9 million in the second quarter of 1997 from 79.0 million during the second quarter of 1996 in conjunction with a 44.4% decrease in capacity to 97.2 million ASMs in the second quarter of 1997 from
174.9 million ASMs during the second quarter of 1996. The 32.6% decrease in operating revenue was not as sharp as the decrease in capacity and revenue passenger miles flown due to a 6.3 cents increase in yield to 41.1 cents in the second quarter of 1997 from 34.8 cents during the second quarter of 1996. The increase in passenger yield is due to the higher percentage of the Company's capacity having been focused on the higher yield Chicago O'Hare hub.

OPERATING EXPENSES

Total operating expenses decreased to $24.7 million, or 25.4 cents per ASM, in the second quarter of 1997 from $28.5 million, or 16.3 cents per ASM in the second quarter of 1996. The increase in cost per ASM reflects the costs associated with the voluntary shutdown and the decrease in ASMs due to the shutdown.

Salaries, wages, and benefits expense increased to 4.4 cents per ASM during the second quarter of 1997, from 4.0 cents per ASM during the second quarter of 1996, due to normal pay increases and a smaller ASM base across which to spread fixed labor.

Aircraft fuel expense per ASM increased to 2.9 cents in the second quarter of 1997 from 2.5 cents in the second quarter of 1996 due to higher fuel prices, which began rising dramatically in the fall of 1996 and subsequently dropped in the spring of 1997, however, the cost did not return to the level of the second quarter of 1996.

Maintenance materials and repairs expense decreased to 1.4 cents per ASM during the second quarter of 1997 from 1.7 cents per ASM during the second quarter of 1996. This is mainly due to a decrease in the number of engine overhauls performed from five during the second quarter of 1996 to two during the second quarter of 1997.

Other operating expenses increased to 6.3 cents per ASM in the second quarter of 1997 from 3.5 cents in the second quarter of 1996, reflecting higher general and administrative, marketing, communications, supplies, and contract airline handling costs spread across a lower ASM base.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 0 percent in the second quarter of 1997 and 0 percent in the second quarter of 1996. In recognition of the Company's financial results of recent periods and the uncertainties of the airline competitive environment, the Company has elected to cease recognizing future tax benefits until it is reasonably assured that such benefits will be realized.

5.  RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

The following table sets forth certain financial information regarding the
Company:

STATEMENT OF OPERATIONS DATA


                                                                           For the Six Months Ended June 30
                                                       ---------------------------------------------------------------------
                                                                          1997                             1996
                                                       ---------------------------------------    --------------------------
                                                                         Cents     % Increase                         Cents
                                                         Amount           Per      (decrease)        Amount            Per
                                                       (in 000s)          ASM      from 1996        (in 000s)          ASM
                                                       ---------------------------------------    --------------------------
TOTAL OPERATING REVENUES                               $  46,008                       (11.3)%     $  51,855
                                                       ---------                                  ----------
Salaries, Wages and Benefits                              11 794       4.7CENTS         (10.7)         13,211       4.0CENTS
Aircraft Fuel                                              7,626            3.0          (8.9)          8,372            2.6
Aircraft Maintenance
   Materials and Repairs                                   3,775            1.5         (40.9)          6,389            2.0
Commissions                                                3,171            1.3         (15.5)          3,752            1.1
Depreciation and Amortization                              2,549            1.0          (9.7)          2,824            0.9
Aircraft Rental                                            5,639            2.2           10.9          5,087            1.6
Other Rentals and Landing Fees                             3,119            1.2         (10.9)          3,502            1.1
Other Operating Expense                                   12,655            5.0           11.0         11,396            3.4
Shutdown expenses                                          4,217            1.7                          --              --
                                                       ---------      ---------                    ----------       --------
   Total Operating Expense                                54,545      21.6CENTS                        54,533           16.7
                                                       ---------      ---------                    ----------       --------
Operating Loss                                         $ (8,537)                                   $  (2,678)
                                                       ---------                                   ----------
                                                       ---------                                   ----------
Interest Expense (net)                                 $   3,073       1.2CENTS           4.2%       $  2,948       0.9CENTS
                                                       ---------      ---------        -------     ----------       --------
                                                       ---------      ---------        -------     ----------       --------


SELECTED OPERATING DATA
                                                                  INCREASE/(DECREASE)
                                                          1997        FROM 1996        1996
                                                      ----------     ----------     ----------
Available seat miles (000s)                              252,231        (22.8)%        326,849
Revenue passenger  miles (000s)                          107,920        (25.5)%        144,919
Passenger load factor                                      42.8%      (1.5)pts.          44.3%
Passengers carried (000s)                                364,106        (25.8)%        490,432
Average yield per revenue passenger mile               39.3CENTS       5.2CENTS      34.1CENTS


OPERATING REVENUES

Operating revenues decreased 11.3 percent to $46.0 million in the first half of 1997 from $51.9 million during the first half of 1996. The decrease in operating revenues resulted from the decrease in revenue passenger miles flown by 25.5 % to 107.9 million in the first half of 1997 from 144.9 million during the first half of 1996 in conjunction with a 22.8% decrease in capacity to 252.2 million ASMs in the first half of 1997 from 326.8 million ASMs during the first half of 1996. The 11.3% decrease in operating revenues was not as sharp as the 25.5% decrease in revenue passenger miles flown due to a 5.2 cent increase in yield to 39.3 cents in the first half of 1997 from
34.1 cents in the first half of 1996. The increase in passenger yield is due primarily to selected price increases in key markets, moving service from lower yield markets to higher yield markets, and due to a strong emphasis on managing advanced passenger bookings. In addition, public service revenue increased 78.6% to $2.2 million in the first half of 1997 from $1.2 million in the first half of 1996.

OPERATING EXPENSES

Total operating expenses remained unchanged from the first half of 1996 to the first half of 1997 at $54.5 million. Total operating expenses increased to 21.6 cents per ASM in the first half of 1997 from or 16.7 cents per ASM in the first half of 1996. Reflecting the costs associated with the voluntary shutdown and the decrease in ASMs, except as detailed below.

Salaries, wages, and benefits expense increased to 4.7 cents per ASM during the first half of 1997, from 4.0 cents per ASM during the first half of 1996, due to normal pay increases, increases in maintenance and customer service payroll, increased health insurance claims expense in the first quarter of 1997, and a smaller ASM base across which to spread fixed labor costs.

Aircraft fuel expense per ASM increased to 3.0 cents in the first half of 1997 from 2.6 cents in the first half of 1996 due to higher fuel prices.

Maintenance materials and repairs expense decreased to 1.5 cents per ASM during the first half of 1997, from 2.0 cents per ASM in the first half of 1996, due to nine fewer engine overhauls performed in the first half of 1997 compared with the first half of 1996.

Other operating expenses increased to 5.0 cents per ASM in the first half of 1997 from 3.4 cents per ASM in the first half of 1996, reflecting higher passenger booking fees due to increases in rates and higher credit card expenses for the Midway Connection and Great Lakes Airlines operations. Airline supplies (deicing fluid) and interrupted trip expense also increased in early 1997 versus early 1996 due to the increase in weather related flight irregularities. Also, fixed expenses including general and administrative, marketing , and communications are spread across a lower ASM base in the first half of 1997.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 0 percent in the first half of 1997 and
30.0 percent in the first half of 1996. In recognition of the Company's financial results of recent periods and the uncertainties of the airline competitive environment, in the second quarter of 1996, the Company elected to cease recognizing future tax benefits until it is reasonably assured that such benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $6.1 million to $ .6 million at June 30, 1997 from $6.7 million at December 31, 1996. Net cash flows used in operating activities were $4.3 million and $3.3 million in the first half of 1997 and 1996, respectively. The major use of such cash flows in the first half of 1997 was the funding of the Company's $11.6 million loss offset by the deferral of lease payments of $4.8 million.

The Company has suffered recent losses and negative operating cash flows, has negative working capital, has been unable to meet significant current and long-term financial obligations, and has defaulted on certain financial and operating agreements. These matters have raised substantial doubt about its ability to continue as a going concern and, as a result, the Report of Independent Public Accountants on the financial statements for the year ended December 31, 1996, contains a statement to this effect. The Company's ability to continue as a going concern depends upon successfully obtaining additional working capital financing, negotiating extended or improved terms under its major operating agreement, and ultimately, returning to sustained profitability. The suspension of service on May 16, 1997, and subsequent reduced levels of service have resulted in substantial losses and an increased need for additional financing.

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

On July 16, 1997 the Company reached an agreement with Raytheon pursuant to which Raytheon provided a short term loan of $4 million. This loan, which was originally due on July 29, 1997, has been extended until August 30, 1997 and may, at the sole option of Raytheon, be extended on a month-to-month basis until October 31, 1997. This loan, as well as existing Raytheon indebtedness has been collateralized with all previously unpledged Beech aircraft spare parts and equipment. The agreement also calls for the parties to negotiate the terms for the payment of past due amounts to Raytheon relating to the first half of 1997 amounting to $10.4 million. In addition, Raytheon was granted warrants for a period of ten years, exercisable commencing July 16, 1998, to purchase one million shares of Great Lakes common stock at a price of $.75 per share. As long as the Company is in compliance with the July 16, 1997 agreement, all defaults under any other financing agreements with Raytheon have been waived.

The Company believes that it will require additional working capital of approximately $2.5 million by the end of August 1997 to meet its working capital requirements and has requested Raytheon to provide these additional funds. Raytheon is considering this request, however, there can be no assurance that these funds can be obtained from other sources if Raytheon declines to provide them.

In addition to the Raytheon financing, the Company has financed 11 of its Brasilia aircraft through five lease and debt agreements with other unrelated entities (collectively, the "Brasilia Agreements"). At December 31, 1996, one of the Brasilia Agreements under which it operates two of these aircraft was in default due to violation of a financial covenant. During 1997, all of the Brasilia Agreements went into default due to non-payment of scheduled amounts due.

The Company has executed amendments to four of the Brasilia Agreements which reschedules the amounts due. The fifth agreement under which the Company leased two used Embraers for periods ending December 31, 1998, and June 30, 1999, was terminated by the lessor by the exercise of its rights as a result of the default. These two aircraft have been returned to the lessor.

The Company continues to have past due trade accounts. Notes totaling approximately $880,000 have been issued to certain of the creditors which, in
general, require payment over a one year period.   The Company believes that
it has reached an appropriate accommodation with its key suppliers and that it will be able to obtain necessary goods and services on acceptable terms as long as timely payment is made for current purchases.

On April 25, 1997, the Company's United Express Agreement with United Airlines expired. Subsequently, the term of the Agreement was extended until August 31, 1997 while a new agreement is being negotiated. The Company is in default of various covenants in the United Express Agreement as a result of its non-payment of bills when due and not maintaining a specified financial ratio. Both of these defaults have been waived by United until August 31, 1997. The Company has historically earned the majority of its revenues under the United Express Agreement and has elected to operate exclusively as United Express at the time the new agreement is completed. In exchange for certain per passenger fees, the Company receives certain benefits from its relationship with United including the listing of its flights under United's
computer reservation system code.   While management believes that initial
discussions for a new agreement have been favorable, there can be no assurance that such negotiations will be successful or that the existing United Express Agreement can be renewed.

The Company has made substantial revisions to its flight schedules and may make further revisions in an effort to improve operating results. Service in the Southeastern United States as Midway Express and in the Southwestern United States as Great Lakes Airlines has been terminated. The Company is also analyzing opportunities to rationalize its capacity levels, reduce its aircraft fleet, and improve the deployment of its capacity. Further, the Company has negotiated improved terms and subsidy rates on certain of its routes subsidized by the U.S. Department of Transportation under the Essential Air Service program.

There can be no assurance that the Company's negotiations will be successful in obtaining additional working capital financing or improving terms under its major operating agreement or that its operational improvement initiatives will result in improved operating performance or sustained profitability. Such negotiations and initiatives will require the Company to reach agreements with Raytheon and United on terms acceptable to the Company, none of which are assured. If the Company is unsuccessful in its efforts, it may continue to be unable to meet its current and future obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values, potentially including seeking protection from its creditors under applicable bankruptcy laws. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In October 1996, the Company entered into an agreement with a vendor in which $1.8 million of outstanding invoices were converted into a short-term promissory note bearing interest of prime plus 1%. On March 12, 1997, the Company sold five spare engines to this vendor in consideration of a $950,000 reduction of its short-term note.

Capital expenditures related to aircraft and equipment totaled $192,000 in the first half of 1997 and $1.4 million during the first half of 1996. Principal repayments and new long-term borrowing were minimal in the first half of 1997. Principal repayments exceeded long-term borrowings by $18.6
million in the first half of 1996.   Total unpaid debt and lease installments
totaled $12.8 million at June 30, 1997, including $10.4 million to a major aircraft supplier as discussed above.

Long-term debt, net of current maturities of $6.1 million, totaled $61.7 million at June 30, 1997 compared to $66.0 million, net of current maturities of $6.7 million, at December 31, 1996.

ITEM 5

NASDAQ LISTING

The Company's Common Stock is currently listed for trading on the NASDAQ National Market System. Under applicable NASDAQ listing standards, the Company is required to have two independent directors. One of the Company's current independent directors, Luigi Talarico, Jr. has submitted his resignation effective as of August 14, 1997, and the Company has not nominated a successor independent director to stand for election at the Company's 1997 annual meeting of shareholders. NASDAQ has notified the Company that its shares of Common Stock are subject to delisting if a second independent director is not elected by August 22, 1997. The Company is currently considering three candidates for the second independent director and will elect this director by August 22, 1997. If a second director is not elected by August 22, 1997, the shares of the Company's Common Stock could be delisted by NASDAQ, which could result in a substantial reduction in the liquidity of an investment in the Company's Common Stock.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

    a)   No exhibits are filed herewith.

    b) On May 30, 1997, the Company filed Form 8-K reporting matters relating to the limited resumption of service and filed a copy of the Consent Order entered into with the FAA on May 23, 1997.

    c) On June 10, 1997, the Company filed Form 8-K reporting matters relating to the termination of its marketing arrangements with Midway Airlines.

    d) On June 12, 1997, the Company filed Form 8-K reporting matters relating to certain personnel changes.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                         GREAT LAKES AVIATION, LTD.



Dated:  August 14, 1997                  By   /s/ Douglas G. Voss
                                           -------------------------------------
                                           Douglas G. Voss
                                           President and Chief Executive Officer


                                         By   /s/ Steven J. Wagner
                                           -------------------------------------
                                           Steven J. Wagner
                                           Vice President and
                                              Chief Accounting Officer