Form 10-Q
period 1997-09-30
GREAT LAKES AVIATION LTD
filed 1997-11-14
CIK 914397

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to _______________

Commission File No. 0-23224

                             GREAT LAKES AVIATION, LTD.
            ------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          IOWA                                       42-1135319
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


               1965 330th Street, Spencer, Iowa 51301
               --------------------------------------
        (Address of principal executive offices)  (Zip Code)

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

                    YES   X         NO
                        -----         -------

As of November 11, 1997 there were 7,589,121 shares of Common Stock, par value $.01 per share, issued and outstanding.

                      GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share information)

                                                     September 30,  December 31,
                                                        1997           1996
                                                     ------------- -------------
                                                      (unaudited)
                   ASSETS
CURRENT ASSETS:
     Cash..............................................  $  1,819      $  6,676
     Accounts Receivable...............................     8,262         7,274
     Inventories, net of accumulated allowance of
         $4,032 in 1997 and $3,082 in 1996.............    13,284        12,668
     Prepaid expenses and other current assets.........     1,635         2,254
                                                        ---------    ----------
           Total Current Assets........................    25,000        28,872
                                                        ---------    ----------
PROPERTY AND EQUIPMENT:
     Flight Equipment..................................    52,618        98,281
     Other Property and Equipment......................     4,152         3,863
     Less - Accumulated Depreciation and Amortization..   (10,353)      (14,901)
                                                        ---------    ----------
           Total Property and Equipment................    46,417        87,243
OTHER ASSETS...........................................     2,299         2,494
                                                        ---------    ----------
                                                        $  73,716    $  118,609
                                                        ---------    ----------
                                                        ---------    ----------
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable..................................  $  7,869     $  13,089
     Current Maturities of Long-term Debt..............     6,123         6,668
     Notes Payable.....................................    10,204         5,000
     Deferred Leases...................................     4,798             -
     Accrued Liabilities and Unearned Revenue..........     3,815         3,512
                                                        ---------    ----------
           Total Current Liabilities...................    32,809        28,269
LONG-TERM DEBT, net of current maturities..............    27,658        65,986
DEFERRED CREDITS.......................................     5,703         5,614
DEFERRED GAIN..........................................     1,454             -
                                                        ---------    ----------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 50,000,000 shares
         authorized, 7,589,121 shares issued and
         outstanding at September 30, 1997, 7,586,326
         shares issued and outstanding at
         December 31, 1996.............................        76            76
     Paid-in Capital...................................    28,927        28,920
     Accumulated Deficit...............................   (22,911)      (10,256)
                                                        ---------    ----------
           Total Stockholders' Equity..................     6,092        18,740
                                                        ---------    ----------
                                                        $  73,716    $  118,609
                                                        ---------    ----------
                                                        ---------    ----------

Note: The Balance Sheet at December 31, 1996, has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See condensed notes to financial statements.

                      GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30

                                     (Unaudited)
                (in thousands, except share and per share information)


                                   For the Three Months    For the Nine Months
                                           Ended                  Ended
                                        September 30           September 30
                                  ----------------------    -------------------
                                      1997        1996        1997       1996
                                   --------      ------      ------    -------

OPERATING REVENUES:
 Passenger....................... $   18,159 $   29,482  $   60,559  $   78,917
 Public Service..................      1,623      1,053       3,820       2,283
 Freight, charter and other......        592        639       2,003       1,829
                                  ----------  ---------  ----------   ---------
    Total operating revenues..... $   20,374  $  31,174      66,382  $   83,029
                                  ----------  ---------  ----------   ---------
OPERATING EXPENSES:
 Salaries, wages and benefits....      4,539      6,947      16,333      20,157
 Aircraft fuel...................      2,515      5,500      10,141      13,873
 Aircraft parts and component
   repair........................        909      3,811       4,684      10,199
 Commissions.....................      1,285      2,109       4,456       5,861
 Depreciation and amortization...        940      1,375       3,489       4,199
 Aircraft rental.................      1,850      3,083       7,489       8,169
 Other rentals and landing fees..      1,206      1,897       4,325       5,398
 Other operating expenses........      4,250      5,939      16,905      17,337
 Shutdown and other nonrecurring
   expenses......................      2,638          -       6,855           -
                                  ----------  ---------  ----------   ---------
    Total operating expenses.....     20,132     30,661      74,677      85,193
                                  ----------  ---------  ----------   ---------
    Operating income (loss)......        242        513      (8,295)     (2,164)
INTEREST EXPENSE (Includes $556
and $1,132 of interest expense
related to grounded aircraft -
for the three months and nine
months ended September 30, 1997,
respectively - See Note 2).......      1,287      1,439       4,360       4,388
                                  ----------  ---------  ----------   ---------
     Loss before income taxes....     (1,045)      (926)    (12,655)     (6,552)
INCOME TAX EXPENSE (BENEFIT).....          -         82           -      (1,616)
                                  ----------  ---------  ----------   ---------
NET LOSS.........................  $  (1,045) $  (1,008) $  (12,655)  $  (4,936)
                                  ----------  ---------  ----------   ---------
                                  ----------  ---------  ----------   ---------

NET LOSS PER SHARE...............   $  (0.14) $   (0.13) $    (1.67)  $   (0.65)

WEIGHTED AVERAGE SHARES
  OUTSTANDING....................  7,589,121  7,586,326   7,588,680   7,585,099
                                  ----------  ---------  ----------   ---------
                                  ----------  ---------  ----------   ---------

                      GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                     (Unaudited)
                                    (in thousands)

OPERATING ACTIVITIES:
                                                           1997          1996
                                                       ----------     ---------
  Net Loss........................................     $  (12,655)    $  (4,936)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities....................................
       Depreciation and amortization..............          4,125         4,199
       Deferred income taxes......................              -        (1,616)
       Change in current operating items:
            Accounts receivable, net..............          (988)        (2,644)
            Inventories, net......................          (616)        (3,259)
            Prepaid expenses and deposits.........           619           (557)
            Deposits on flight equipment..........             -            353
            Accounts payable and accrued
              liabilities.........................        (4,917)         4,478
            Unpaid debt and lease installments....         4,821              -
            Deferred Gain.........................         1,454              -
                                                       ---------      ---------
              Net cash flows used in operating
                activities........................        (8,157)        (3,982)
                                                       ---------      ---------
INVESTING ACTIVITIES:
  Purchase of property and equipment..............          (234)        (1,559)
  Sale of property and equipment..................             -         20,789
  Change in other assets..........................           195           (674)
                                                       ---------      ---------
              Net cash flows provided by (used in)
                investing activities..............           (39)        18,556
                                                       ---------      ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt..................         5,204          9,000
  Repayment of debt...............................        (1,865)       (23,791)
  Proceeds from sale of common stock..............             -             23
                                                       ---------      ---------
  Net cash flows provided by (used in) financing
      activities..................................         3,339        (14,768)
                                                       ---------      ---------
NET CHANGE IN CASH................................        (4,857)          (194)
CASH:
  Beginning of Period.............................         6,676          6,785
                                                       ---------      ---------
  End of Period...................................      $  1,819       $  6,591
                                                       ---------      ---------
                                                       ---------      ---------
SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid during the year for -
      Interest....................................        $  203       $  4,409
  Noncash transactions -
      Deferred manufacturer's incentives
        received as:
      Property and Equipment......................          (200)             -
  Inventory                                                     -           414
                                                       ---------      ---------
                                                         $  (200)        $  414
                                                       ---------      ---------
                                                       ---------      ---------
      Reclassification of deferred credit relating
          to cancellation of Embraer Agreement....             -          1,156
                                                       ---------      ---------
                                                       ---------      ---------


The accompanying notes to consolidated financial statements are an integral part of these statements

                              GREAT LAKES AVIATION, LTD.
                    CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED
                             INTERIM FINANCIAL STATEMENTS


1.   GENERAL

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. In addition, financial results were significantly affected by temporary suspension of service during the second quarter of 1997 and reduced operating levels during the second and third quarters of 1997, as described below. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The foregoing financial statements contain an opinion by the Company's independent public accountants indicating substantial doubt as to the Company's ability to continue as a going concern.

The consolidated financial statements include the accounts of Great Lakes Aviation, Ltd. and its wholly-owned subsidiary "RDU Inc.", referred to collectively as the Company. All significant inter-company transactions and balances have been eliminated in consolidation.

During the period the Company operated scheduled passenger and air freight service under three marketing identities. In the upper Midwest the Company operates under a cooperative marketing agreement "United Express Agreement" with United Airlines, Inc. (United). The Company also serves certain destinations in this area as Great Lakes Airlines.

Revenues during the quarter ended September 30, 1997 were derived 94.9% from United Express operations and 5.1% from Great Lakes Airlines operations.

2.     TEMPORARY SUSPENSION OF FLIGHT OPERATIONS AND RELATED EXPENSES

Subsequent to the temporary suspension of flight operations on May 16, 1997, the Company incurred continuing operating costs and extraordinary maintenance and other expenditures during the shutdown period, which continued after the resumption of reduced level of services on May 23, 1997. These non-revenue generating expenses are shown on the statement of operations as shutdown expenses. Shutdown expenses incurred after September 30, 1997 will be reflected in the corresponding financial statements. Shutdown expenses consist of aircraft lease rentals and depreciation for aircraft not used in scheduled service, and costs of non-utilized personnel and similar costs. Such operating costs for the third quarter of 1997 are summarized below:

     Salaries, wages and benefits                      $1,048,550
     Aircraft depreciation                                313,232
     Aircraft rental                                    1,276,520
                                                       ----------
                                                Total  $2,638,302

In addition, the Company incurred interest cost of $555,920 during the third quarter related to aircraft not used in scheduled service. The above costs further contributed to the liquidity problems of the Company as discussed below.

3.   LIQUIDITY AND GOING-CONCERN MATTERS

The Company has recently suffered from losses, negative operating cash flows,
and has negative working capital.   These matters have raised substantial doubt
about its ability to continue as a going concern and, as a result, the Report of Independent Public Accountants on the financial statements for the year ended December 31, 1996, contains a statement to this effect. The Company's ability to continue as a going concern depends upon returning to sustained profitability.

Raytheon Aircraft Company and its financing affiliates (collectively, "Raytheon") is the company's primary aircraft supplier and largest creditor.
The Company has financed all of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also extended the Company a $5 million loan secured by accounts receivable (collectively, the "Raytheon Agreements"). The Raytheon Agreements went into default in 1997 due to the Company's non-payment of scheduled amounts due. Effective August 31, 1997, the Company refinanced its Raytheon aircraft agreements. The refinancing resulted in a total of 31 Beech 1900 aircraft under operating leases of various terms with monthly lease payments ranging from $18,000 to $40,000 per aircraft and six (6) Beech 1900C airliners remaining as owned aircraft. The refinancing also cured all of the defaults with Raytheon. The refinancing resulted in a net gain of $1.5 million which will be recognized over the life of the lease agreements.


On July 16, 1997 the Company reached an agreement with Raytheon pursuant to which Raytheon provided a short term loan of $4 million. This loan, which was originally due on July 29, 1997, has been extended until November 30, 1997 and may, at the sole option of Raytheon, be extended on a month-to-month basis until July 31, 1998. This loan, as well as existing Raytheon indebtedness, has been collateralized with all previously unpledged Beech aircraft spare parts and
equipment.    In addition, Raytheon was granted warrants for a period of ten years, exercisable commencing July 16, 1998, to purchase one million shares of Great Lakes common stock at a price of $.75 per share. As long as the Company is in compliance with the July 16, 1997 agreement, all defaults under any other financing agreements with Raytheon have been waived.

In addition to the Raytheon financing, the Company has financed 11 Brasilia aircraft through lease and debt agreements with four unrelated entities (collectively, the "Brasilia Agreements"). During 1997, all of the Brasilia Agreements went into default due to non-payment of scheduled amounts due.
During the third quarter of 1997 the Company reached agreement with three of the Brasilia debt and lease providers to cure delinquent payment defaults.

The fourth agreement under which the Company leased two used Embraers for periods ending December 31, 1998, and September 30, 1999, was terminated by the lessor by the exercise of its rights as a result of the default. These two aircraft have been returned to the lessor.

During the third quarter of 1997, the Company continued to relieve its burden of excess aircraft caused by the decision made in the second quarter of 1997 to significantly reduce its scope of operation. The Company currently serves 51 cities in 11 states versus 73 cities served in 21 states on May 16, 1997. One Beechcraft 1900C airliner has been converted to a freight configuration, and has been leased to a freight operator. Four 1900C airliners have been sold, and seven 1900C airliners have been leased to other passenger operators. The Company continues to actively pursue the sale or lease of four remaining excess Beech 1900s in its possession and two excess Brasilias which have been returned to the Lessor.

     Aircraft in Operation on May 16, 1997                   53
     Aircraft Leased or Sold since May 16, 1997             (12)

     Aircraft required for Scheduled Operations -
      as of November 11, 1997                                35
     Remaining Surplus Aircraft                               6

The Company continues to have past due trade accounts. Notes totaling approximately $1.8 million have been issued to certain of the creditors which, in general, require payment over a one year period. The balance of these notes
was $1.2 million as of September 30, 1997.   The Company believes that it has
reached an appropriate accommodation with its key suppliers and that it will be able to obtain necessary goods and services on acceptable terms as long as timely payment is made for current purchases.

On April 25, 1997, the Company's United Express Agreement with United Airlines expired. Subsequently, the term of the Agreement was extended through December 31, 1997 while a new agreement is being negotiated. The Company is in default of various covenants in the United Express Agreement as a result of its non-payment of bills when due and not maintaining certain financial ratios. Both of these defaults were waived by United through December 31, 1997. The Company has historically earned the majority of its revenues under the United Express Agreement. In exchange for certain per passenger fees, the Company receives certain benefits from its relationship with United including the listing of its flights under United's computer
reservation system code.   While management believes that discussions on a
new agreement have been favorable, there can be no assurance that such negotiations will be successful or that the existing United Express Agreement can be renewed.

The Company has made substantial revisions to its flight schedules and may make further revisions in an effort to continue to improve operating results. Service in the Southeastern United States as Midway Connection and in the Southwestern United States as Great Lakes Airlines has been eliminated. The Company is also analyzing opportunities to rationalize its capacity levels, optimize its aircraft fleet and mix, and improve the deployment of its capacity. Further, the Company has negotiated improved terms and subsidy rates on certain of its routes subsidized by the U.S. Department of Transportation under the Essential Air Service program. As of November 11, 1997, new annual rates total $11,932,798.

There can be no assurance that the Company's operational improvement initiatives will result in improved operating performance or sustained profitability. Such initiatives will require the Company to reach an agreement with United on terms acceptable to the Company, which is not assured. If the Company is unsuccessful in its efforts, it may continue to be unable to meet its current and future obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values, potentially including seeking protection from its creditors under applicable bankruptcy laws. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981, along the East Coast from October 1995 to May 1997, and in the Southwest and Mexico from August 1995 to May 1997. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United that expired April 25, 1997, but was extended through December 31, 1997. As of September 30, 1997, the Company served 51 destinations in 11 states with 318 scheduled departures each weekday.

The Company has suffered significant recent losses and negative operating cash flows, has negative working-capital, and has defaulted on certain financial and operating agreements. These matters raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern depends upon negotiating extended or improved terms under its major operating agreement, and ultimately, returning to sustained profitability.

2.   TEMPORARY SUSPENSION OF FLIGHT OPERATIONS
     AND REVISED MARKETING FOCUS

On May 16, 1997 following inspections of the Company's operations by the FAA, the Company and the FAA entered into an agreement whereby the Company voluntarily suspended flight operations pending a thorough review of the Company's maintenance and recordkeeping procedures. On May 23, 1997, the Company resumed limited operations at five cities after entering into a Consent Order (the "Order") with the FAA. This Order imposed a civil penalty of $1,000,000 of which $300,000 is being paid in installments through September 1, 1998 and $700,000 which will be forgiven if the Company complies with all the terms and conditions of the Order. The Order also required the Company to, among other things, inspect each of the Company's aircraft and demonstrate to the FAA's satisfaction that the Company has sufficient equipment, qualified personnel, manuals, systems, procedures and financial resources to safely conduct operations. The Company has returned to its historical core route structure with the primary focus being that of the United Express Marketing Relationship. Within that relationship the Company is maximizing its operating advantage at Chicago's O'Hare Airport where the Company possesses
74 operating slots and revenue passenger yields are highest. A reduced level of service has been reinstated at United's Denver hub and at the Company's Minneapolis/St. Paul hub, where revenue passenger yields are lower and the majority of its operations receive federal subsidies.

The Company's operations are fully restored consistent with the refocused marketing strategy with scheduled aircraft departures and available seat miles having been reduced by 33% and 37%, respectively, from the levels produced prior to the May 16, 1997 shutdown. Revenues have declined by a lesser amount since the refocused strategy has resulted in increased load factors.

At the current reduced level of service, the Company has four Beechcraft Model 1900C aircraft and two Embraer Brasilia surplus to its schedule service requirements. The Company is currently negotiating with aircraft operators to lease the surplus aircraft. Losses, if any, to be incurred as a result of such dispositions are indeterminable at this time.

3.   ESSENTIAL AIR SERVICE

Under the Essential Air Service program, which is administered by the U.S. Department of Transportation "DOT", certain communities receive specified levels of "essential air service" "EAS". The DOT may authorize federal subsidies to compensate a carrier providing essential air service in otherwise unprofitable markets. Under the FAA Reauthorization Act of 1996, beginning October 1, 1997, the EAS program will be continuously funded from a newly established Air Traffic Control Overflight Fee charged to foreign air carriers. This new $50 million enhanced EAS budget is not subject to the annual appropriations process previously used to fund the program. The new enhanced EAS program has no scheduled expiration date and replaces the old program that was scheduled to expire on September 30, 1998. If, in the future, this new congressionally mandated funding mechanism was modified to reduce or eliminate subsidy monies, the Company anticipates that it would discontinue service to some or all of the subsidized communities.

At September 30, 1997 and September 30, 1996, the Company served 21 and 16 subsidized essential air service communities, respectively. The Company received $3.8 and $2.3 million in essential air service subsidies for the nine months ended September 30, 1997 and September 30, 1996, respectively. An airline serving a community that qualifies for essential air services is required to give the DOT a ninety (90) day advance notice before it may terminate, suspend or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until an agreement has been reached with DOT for a new increased subsidy rate or a replacement carrier is found.

Negotiations with DOT took place during the third quarter and have continued into the fourth quarter to establish new rates which will increase future Public Service Revenues. This is pursuant to congressional guidance that encourages DOT to improve air service to small communities by increasing service from two round trips to three each weekday and from two round trips to three over the weekend period.

CURRENT ANNUALIZED ESSENTIAL
AIR SERVICE RATE STATUS AS OF:  NOVEMBER 11, 1997


                                                           ANNUAL
                                               ORDER       SUBSIDY
                                    ORDER #     DATE        RATE      EXPIRES
                                   --------   --------   ----------  ---------
* Alpena & Sault Ste. Marie, MI    97-09-15   09-19-97   $  397,597   12-31-98

  Dickinson, ND                    96-02-23   02-20-96   $  188,669   03-02-98

* Fairmont, MN / Brookings &
  Yankton, SD / Devils Lake &
  Jamestown, ND / Norfolk, NE      97-08-09   08-12-97   $4,070,247   07-31-99

  Ironwood, MI                     97-07-06   07-11-97   $  412,726   06-30-98

  Manistee, MI                     96-12-42   01-04-97   $  132,014   12-28-98

  Mattoon, IL                      97-05-03   05-14-97   $  182,319   02-28-99

  Mount Vernon, IL                 96-08-23   08-23-96   $  205,766   06-30-98

  Ottumwa, IA &
  Sterling-Rockfalls, IL           97-01-14   01-22-97   $  764,142   09-30-98

* Lamar, CO / Goodland,
  KS / Alliance, Chadron,
  Kearney, & McCook, NE            97-10-10   10-14-97   $5,579,110   06-30-99
                                                        -----------
                                   TOTAL                $11,932,798
                                                        -----------

* Communities where the Company has completed negotiations and DOT has subsequently issued a new enhanced Air Service Order.



  Subsidy amounts received for all EAS routes in years ending:

     December 31, 1996                                  $ 3,512,156

     December 31, 1995                                  $ 2,639,857

4.  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND
    1996

    The following table sets forth certain financial information regarding the
    Company:

                                                1997                1996
                                    --------------------------- -------------
                                               Cents % Increase          Cents
                                      Amount    Per  (decrease)  Amount   Per
                                    (in 000s)   ASM   from 1996 (in 000s) ASM
                                    ----------  ----  ---------  -------- -----
TOTAL OPERATING REVENUES...........   20,374    21.8   (34.6)%   $31,174  17.4
                                    ----------  ----  ---------  -------- -----
Salaries, Wages and Benefits.......    4,539     4.9   (34.7)      6,947   3.9
Aircraft Fuel......................    2,515     2.7   (54.3)      5,500   3.1
Aircraft Parts.....................      909     1.0   (76.1)      3,811   2.1
Commissions........................    1,285     1.4   (39.1)      2,109   1.1
Depreciation and Amortization......      940     1.0   (31.6)      1,375   0.8
Aircraft Rental....................    1,850     2.0   (40.0)      3,083   1.7
Other Rentals and Landing Fees.....    1,206     1.3   (36.4)      1,897   1.0
Other Operating Expense............    4,250     4.5   (28.4)      5,939   3.3
Shutdown and other nonrecurring
   expenses........................    2,638     2.8       -           -     -
                                    ----------  ----  ---------  -------- -----
  Total Operating Expenses.........   20,132    21.6   (34.3)%    30,661  17.1
                                    ----------  ----  ---------  -------- -----
Operating Income...................      242     0.2   (52.8)        513   0.3
                                    ----------  ----  ---------  -------- -----
                                    ----------  ----  ---------  -------- -----
Interest Expense (net).............    1,287     1.4   (10.6)%     1,439   0.8
                                    ----------  ----  ---------  -------- -----
                                    ----------  ----  ---------  -------- -----

SELECTED OPERATING DATA                        Increase/(Decrease)
                                       1997       from 1996         1996
                                    ---------------------------------------
Available Seat Miles (000s)........   93,447        (48.0)%        179,575
Revenue Passenger Miles (000s).....   49,276        (38.4)%         79,946
Passenger Load Factor..............    52.70%         8.2 pts         44.5%
Passengers carried.................  160,512        (41.1)%        272,532
Average Yield per Revenue
  passenger mile................... 36.9 cents        0.0 cents       36.9 cents
Revenue per ASM.................... 21.8 cents        4.4 cents       17.4 cents


OPERATING REVENUES

Operating revenues decreased 34.6% to $20.4 million in the third quarter of 1997 from $31.2 million during the third quarter of 1996. The decrease in operating revenues resulted from the decrease in revenue passenger miles flown by 38.4% to
49.3 million in the third quarter of 1997 from 79.9 million during the third quarter of 1996 in conjunction with a 48.0% decrease in capacity to 93.4 million ASMs in the third quarter of 1997 from 179.6 million ASMs during the third
quarter of 1996.   Corresponding load factor increased 18.4% from 44.5 % to
52.7%. The 34.6% decrease in operating revenue was not as sharp as the decrease in capacity and revenue passenger miles flown due to a 54.1% increase in public service revenue to $1.6 million in the third quarter of 1997 from $1.1 million during the third quarter of 1996.

OPERATING EXPENSES

Total operating expenses decreased to $20.1 million, or 21.6 cents per ASM, in the third quarter of 1997 from $30.7 million, or 17.1 cents per ASM in the third quarter of 1996. The increase in cost per ASM reflects the costs associated with the voluntary shutdown and the decrease in ASMs due to the shutdown.

Salaries, wages, and benefits expense increased to 4.9 cents per ASM during the third quarter of 1997, from 3.9 cents per ASM during the third quarter of 1996, due to normal pay increases and a smaller ASM base across which to spread fixed labor.

Aircraft fuel expense per ASM decreased to 2.7 cents in the third quarter of 1997 from 3.1 cents in the third quarter of 1996 due to fuel prices, which began rising dramatically in the fall of 1996 and subsequently dropped in 1997.

Aircraft parts and component repair expenses decreased to 1.0 cents per ASM during the third quarter of 1997 from 2.1 cents per ASM during the third quarter of 1996. This is mainly due to a decrease in the number of engine overhauls performed from five during the third quarter of 1996 to one during the third quarter of 1997.

Other operating expenses increased to 4.5 cents per ASM in the third quarter of 1997 from 3.3 cents in the third quarter of 1996, reflecting higher general and administrative, marketing, communications, supplies, and contract airline handling costs spread across a lower ASM base.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 0 percent in the third quarter of 1997 and (8.9) percent in the third quarter of 1996. In recognition of the Company's financial results of recent periods and the uncertainties of the airline competitive environment, the Company has elected to cease recognizing future tax benefits until it is reasonably assured that such benefits will be realized.

5.   RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

The following table sets forth certain financial information regarding the
Company:

STATEMENT OF OPERATIONS DATA

                                                                      For the Nine Months Ended September 30
                                                   ----------------------------------------------------------------------
                                                                       1997                              1996
                                                  -----------------------------------------   ---------------------------
                                                                       Cents     % Increase                        Cents
                                                      Amount            Per      (decrease)        Amount            Per
                                                    (in 000s)           ASM      from 1996       (in 000s)           ASM
                                                   -----------       -------   ------------     ----------        -------
TOTAL OPERATING REVENUES                              66,382           19.2          (20.1)%    $  83,029          16.4
                                                    ----------       -------   ------------     ----------         ------

Salaries, Wages and Benefits.....................     16,333            4.7          (19.0)        20,157           4.0
Aircraft Fuel....................................     10,141            2.9          (26.9)        13,873           2.7
Aircraft Parts and Component Repair..............      4,684            1.4          (54.1)        10,199           2.0
Commissions......................................      4,456            1.3          (24.0)         5,861           1.2
Depreciation and Amortization....................      3,489            1.0          (16.9)         4,199           0.8
Aircraft Rental..................................      7,489            2.2           (8.3)         8,169           1.6
Other Rentals and Landing Fees...................      4,325            1.2          (19.9)         5,398           1.1
Other Operating Expense..........................     16,905            4.9           (2.5)        17,337           3.4
Shutdown and other nonrecurring expenses.........      6,855            2.0              -              -             -
                                                    ----------       -------   -----------      ---------         -----
  Total Operating Expenses.......................     74,677           21.6          (12.3)%       85,193          16.8
                                                    ----------       -------   -----------      ---------         -----
Operating Income.................................     (8,295)          (2.4)             -         (2,164)          (0.4)
                                                    ----------       -------   -----------      ---------         -----
                                                    ----------       -------   -----------      ---------         -----
Interest Expense (net)                                 4,360            1.3           (0.6)%        4,388           0.9
                                                    ----------       -------   -----------      ---------         -----
                                                    ----------       -------   -----------      ---------         -----



SELECTED OPERATING DATA                          Increase/(Decrease)
                                         1997          From 1996        1996
                                       ---------------------------------------
Available Seat Miles (000s)..........   345,678         (31.7)%        506,424
Revenue Passenger Miles (000s).......   157,196         (30.1)%        224,866
Passenger Load Factor................     45.5%           1.1pts          44.4%
Passengers carried...................   524,618         (31.2)%        762,964
Average yield per Revenue
  passenger mile.....................  38.5 CENTS      3.4 CENTS     35.1 CENTS
Revenue per ASM......................  19.2 CENTS      2.8 CENTS     16.4 CENTS

OPERATING REVENUES

Operating revenues decreased 20.1 percent to $66.4 million in the first three quarters of 1997 from $83.0 million during the first three quarters of 1996.
The decrease in operating revenues resulted from the decrease in revenue passenger miles flown by 30.1 % to 157.2 million in the first three quarters of 1997 from 224.9 million during the first three quarters of 1996 in conjunction with a 31.7% decrease in capacity to 345.7 million ASMs in the first three quarters of 1997 from 506.4 million ASMs during the first three quarters of 1996. The 20.1% decrease in operating revenues was not as sharp as the 30.1% decrease in revenue passenger miles flown due to a 3.4 cent increase in yield to
38.5 cents in the first three quarters of 1997 from 35.1 cents in the first three quarters of 1996. The increase in passenger yield is due primarily to price increases in key markets, moving service from lower yield markets to higher yield markets, and due to an increased emphasis on managing the quantity of seats made available for sale at discounted rates. In addition, public service revenue increased 67.3% to $3.8 million in the first three quarters of 1997 from $2.3 million in the first three quarters of 1996.

OPERATING EXPENSES

Total operating expenses decreased to 74.7 million, or 21.6 cents per ASM, in the first three quarters of 1997 from $85.2 million, or 16.8 cents per ASM during the first three quarters of 1996. The increase in cost per ASM reflects the costs associated with the voluntary shutdown and the decrease in ASMs.

Salaries, wages, and benefits expenses increased to 4.7 cents per ASM during the first three quarters of 1997, from 4.0 cents per ASM during the first three quarters of 1996, due to normal pay increases, increases in maintenance and customer service payroll, increased health insurance claims expenses in the first quarter of 1997, and a smaller ASM base across which to spread fixed labor costs.

Aircraft fuel expense per ASM increased to 2.9 cents in the first three quarters of 1997 from 2.7 cents in the first three quarters of 1996 due to higher fuel prices, particularly during the first half of 1997 as compared with the first half of 1996.

Aircraft parts and component repair expenses decreased to 1.4 cents per ASM during the first three quarters of 1997, from 2.0 cents per ASM in the first three quarters of 1996, due to thirteen fewer engine overhauls performed in the first three quarters of 1997 compared with the first three quarters of 1996.

Other operating expenses increased to 4.9 cents per ASM in the first three quarters of 1997 from 3.4 cents per ASM in the first three quarters of 1996, reflecting fixed expenses, including general and administrative, marketing, and communications, spread across a lower ASM base in the first three quarters of 1997. Airline supplies (deicing fluid) and interrupted trip expense also increased in early 1997 versus early 1996 due to the increase in weather related flight irregularities.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 0 percent in the first three quarters of 1997 and 24.7 percent in the first three quarters of 1996. In recognition of the Company's financial results of recent periods and the uncertainties of the airline competitive environment, in the second quarter of 1996, the Company elected to cease recognizing future tax benefits until it is reasonably assured that such benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $4.9 million to $1.8 million at September 30, 1997 from $6.7 million at December 31, 1996. Net cash flows used in operating activities were $8.2 million and $4.0 million in the first three quarters of 1997 and 1996, respectively. The major use of such cash flows in the first three quarters of 1997 was the funding of the Company's $12.7 million loss offset by the deferral of lease payments of $4.8 million.

The Company has suffered recent losses and negative operating cash flows, has negative working capital, and has defaulted on certain financial and operating agreements. These matters have raised substantial doubt about its ability to continue as a going concern and, as a result, the Report of Independent Public Accountants on the financial statements for the year ended December 31, 1996, contains a statement to this effect. The Company's ability to continue as a going concern depends upon returning to sustained profitability.

Capital expenditures related to aircraft and equipment totaled $234,000 in the first three quarters of 1997 and $1.6 million during the first three quarters of 1996. New notes provided cash totaling $5.2 million in the first three quarters of 1997 while 1.9 million of principal repayments were made. Principal repayments exceeded long-term borrowings by $14.8 million in the first three quarters of 1996.

Long-term debt, net of current maturities of $6.1 million, totaled $27.7 million at September 30, 1997 compared to $66.0 million, net of current maturities of $6.7 million, at December 31, 1996.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibit 27 Financial Data Schedule

     b) The Company filed the following documents with the Commissioner (File No. 0-23224) during the quarter for which this report is filed:

          1) The Company's Current Report of Form 8-K filed on October 20, 1997 (File No. 0-23224) relating to the resignation of the Company's independent public accountant.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                   GREAT LAKES AVIATION, LTD.



Dated:    November 11, 1997         By  /s/   Douglas G. Voss
                                        --------------------------------
                                        Douglas G. Voss
                                        President and Chief Executive Officer


                                    By  /s/   Steven J. Wagner
                                        ----------------------------------
                                        Steven  J. Wagner
                                        Vice President and
                                           Chief Accounting Officer

                                    EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
--------       -----------

 27            Financial Data Schedule