Form 10-K
period 1997-12-31
GREAT LAKES AVIATION LTD
filed 1998-04-20
CIK 914397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission File No. 0-23224

                            GREAT LAKES AVIATION, LTD.
              (Exact name of registrant as specified in its charter)

                Iowa                                42-1135319
   -------------------------------      ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   Incorporation or organization)

                                 1965 330th Street
                            Spencer, Iowa  51301-9211
                      --------------------------------------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (712) 262-1000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting stock held by nonaffiliates of the registrant as of April 16, 1998 was approximately $8,447,529.

As of April 16, 1998 there were 7,590,843 shares of Common Stock of the registrant issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

              Document Incorporated                          Part of Form 10-K
              ---------------------                          -----------------
Proxy Statement for 1998 Annual Meeting of Shareholders          Part III

                                   FORM 10-K INDEX

                                                                        Page
                                                                        -----
PART I................................................................     1
       Item 1.   BUSINESS.............................................     1
       Item 2.   PROPERTIES...........................................    10
       Item 3.   LEGAL PROCEEDINGS....................................    10
       Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 DURING FOURTH QUARTER OF FISCAL YEAR.................    10

PART II...............................................................    11
       Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS..................................    11
       Item 6.   SELECTED FINANCIAL AND OPERATING DATA................    13
       Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION............................................    14
       Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........    22
       Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE     22

PART III..............................................................    23
       Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...    23
       Item 11.  EXECUTIVE COMPENSATION...............................    23
       Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT...........................................    23
       Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......    23

PART IV...............................................................    28
       Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K..........................................    28

SIGNATURES............................................................    30

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     Great Lakes Aviation, Ltd. ("Great Lakes") is a regional airline, which during 1997 operated under three marketing identities (the "Regional Identities"): United Express, Midway Connection and Great Lakes Airlines. The Company is one of several companies operating as United Express under code sharing agreements with United Air Lines, Inc. ("United"). While the Company does not compete against other United Express carriers on routes that it serves, it does compete with them to receive the right to serve additional markets under a United agreement. On October 1, 1995 the Company began operating as Midway Connection under a code sharing agreement with Midway Airlines Corporation ("Midway"). The Midway Agreement was terminated on May 16, 1997 and the Company ceased operating as Midway Connection. On August 8, 1995, the Company began operations in the Southwest United States and Mexico independently under its own code as Great Lakes Airlines. This service was discontinued on May 16, 1997 although the Company still operates as Great Lakes Airlines on one route in the Midwest. As of December 31, 1997, the Company's fleet consisted of 37 Beechcraft Model 1900 19-passenger aircraft and 10 Embraer Brasilia 30-passenger aircraft. References herein to the Company include Great Lakes and its wholly owned subsidiary, RDU, Inc. RDU, Inc. currently has no activity and is not being utilized by the Company.

     The table below sets forth certain operating information for each of the Regional Identities for the year ended December 31, 1997.

                                      United      Midway      Great Lakes
                                      Express    Connection     Airlines      Total
Operating revenues (000's)           $ 70,303     $ 6,976        $ 6,511    $ 83,790
Passengers                            559,635      63,487         52,893     676,015
Available seat miles (000's)          368,423      41,049         28,800     438,272
Revenue passenger miles (000's)       175,017      16,553         11,119     202,689
Load Factor                              47.5%       40.3%          38.6%       46.2%

     The Company's recent performance has caused certain liquidity problems. See "Management's Discussion and Analysis of Financial Condition".

     On May 16, 1997 following inspections of the Company's operations by the Federal Aviation Administration ("FAA"), the Company and the FAA entered into an agreement whereby the Company voluntarily suspended flight operations pending a thorough review of the Company's maintenance and recordkeeping procedures. On May 23, 1997, the Company resumed limited operations at five cities after entering into a Consent Order (the "Order") with the FAA. The Order imposed a civil penalty of $1,000,000 of which $300,000 is being paid in installments through June 1, 1998 and $700,000 which will be forgiven if the Company complies with all of the terms and conditions of the Order. The Order also required the Company to, among other things, inspect each of the Company's aircraft and demonstrate to the FAA's satisfaction that the Company has sufficient equipment, qualified personnel, manuals, systems, procedures and financial resources to safely conduct operations. The Company believes it is in compliance with the Order as of the date of this filing.

     As a result of the voluntary suspension of service, the Company suffered lost revenues, incurred substantial maintenance expenses, continued operating expenses, and other related expenses. In connection with the Order, each of the Company's aircraft underwent an FAA approved inspection prior to being returned to service. At December 31, 1997, the Company had returned all but four of its Beech 1900 aircraft and two of its Brasilia aircraft to service. The cost of these inspections, as well as the expenses of terminating operations in the Southeast and Southwest (see Managements Discussion and Analysis--Overview), and the expected costs to eliminate aircraft surplus to the Company needs (see Aircraft--Summary of Additions and Deletions) have been included in the 1997 statement of operations as Shutdown and other Nonrecurring Expenses, as follows:

FAA civil penalty                                                     $   300,000
Shutdown and termination of the Company's
 operations in the Southeast and Southwest
  United States costs
    Grounded aircraft (rental and depreciation)         $ 3,970,531
    Employee related                                      2,881,594
    Repairs and maintenance                                 575,686
    Facilities rental                                       198,335
    Other                                                     8,262     7,634,408
                                                        -----------
Shutdown and Other Nonrecurring Expenses                                1,299,431
                                                                      -----------
                                                                      $ 9,233,839
                                                                      -----------

     The Company has returned to its historical core route structure with the primary focus being that of the United Express Marketing Relationship.
Within that relationship the Company is seeking to maximize its operating advantage at Chicago's O'Hare Airport where revenue passenger yields are relatively higher. Service has also been reinstated at United's Denver hub and at Minneapolis/St. Paul for those routes that the Company believes are economically advantageous.

UNITED EXPRESS RELATIONSHIP

     The United Express operation serves 50 destinations in eleven states located in the Upper Midwest, with hubs located at Chicago O'Hare, Denver and Minneapolis/St. Paul, as of December 31, 1997. The Company became a "United Express" carrier in 1992 under a code sharing agreement with United and is one of the principal United Express regional carriers.

     The code sharing agreement with United expired in December 1997. The Company believes its relationship with United is satisfactory, as evidenced by United's recent selection of the Company as the United Express carrier for additional routes serving the Denver airport. Since December 31, 1997, the Company has been operating as if the principal day-to-day operational provisions of the previous code sharing agreement are still effective. The Company and United have entered into negotiations to renew the code sharing agreement. The Company anticipates a favorable change in the method of allocating passenger fares which will increase the Company's share of the ticket price for passengers traveling a portion of their journey on United. As part of their negotiations, United has informed the Company that it intends to restructure its operating relationships with certain of its United Express carriers, pursuant to which the Company will provide service to Denver from fourteen additional cities effective April 23, 1998 and an additional four cities on June 1, 1998. The effect of this will be that the Company will become the only United Express carrier providing service with nineteen seat aircraft at the Chicago and Denver hubs. The Company also intends to reduce its service that it provides using 30 seat Brasilia aircraft. While the Company expects a new code sharing agreement to be finalized on a mutually advantageous basis, no assurance can be given that this actually will be accomplished. Certain material provisions of the prior code sharing agreement and related agreements (the "United Express Agreements") are described herein because any new code sharing agreement may contain similar terms. Any failure to enter into a new code sharing agreement with United, any material adverse change in terms from the prior code sharing agreement, or any substantial decrease in the number of routes served by the Company under this agreement could have a material adverse effect on the Company's business. As a result of the code sharing relationship with United, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business may also be adversely affected.

     The United Express Agreements entitle the Company to use United's "UA" flight designator code to identify its code sharing flights and fares in computer reservation systems, United's "Apollo" reservation system (including United's automated check-in, ticketing and boarding pass, and advance seat reservation and baggage tracing systems), to use the United Express logo and aircraft exterior paint schemes and uniforms similar to those of United and to otherwise advertise and market its association with United. United Express passengers participate in United's "Mileage Plus" frequent flyer program and are eligible to receive a minimum of 500 United frequent flyer miles for each trip on a United Express flight. The United Express Agreements also provide for coordinated schedules and through fares. A through fare is a cost-saving fare available to a prospective passenger who, in order to reach a particular destination, transfers between the major carrier and that carrier's code sharing partner. United establishes all through fares and the Company receives a portion of the fares on a formula basis, subject to periodic adjustment.

     United provides a number of additional services to the Company. These include publication of the fares, rules and related information that are part of the Company's contracts of carriage for passengers and freight; publication of the Company's code sharing flight schedules and related information using the United "UA" flight designator code and flight numbers assigned by United; provision of ticket handling services at United's ticketing locations; provision of airport signage at airports where both the Company and United operate; provision of United ticket stock and related documents; provision of expense vouchers, checks and cash disbursements to passengers on code sharing flights of Great Lakes inconvenienced by flight cancellations, diversions and delays; and cooperation in the development and execution of advertising, promotion and marketing efforts featuring United Express and the relationship between United and the Company. The Company pays United a monthly fee based on the total number of revenue passengers boarded on all of Great Lakes' United Express flights. This fee varies depending on whether the passenger travels through United hubs at Denver and Chicago, is carried to or from other airports served by United or if the passenger is carried between cities only served by Great Lakes. The Company also receives an incentive amount for each passenger that connects with a United flight.

     With the exception of certain pre-approved destinations connecting with Minneapolis/St. Paul or Detroit, the United Express Agreements require the Company to obtain United's prior consent to operate as a United Express carrier on all routes. Additionally, the United Express Agreements restrict the Company's ability to decrease its service to Denver and Chicago O'Hare below certain minimum levels. Great Lakes has the exclusive right to provide United Express service to and from Detroit and Minneapolis/St. Paul and on existing Great Lakes' routes to and from Chicago O'Hare and Denver. The United Express Agreements, however, had prohibited the Company from entering into a code sharing agreement with any other airline at Chicago, Denver, Des Moines, Detroit, Minneapolis/St. Paul or Omaha. The code sharing agreement, however, does not prohibit United from competing with Great Lakes, by initiating its own service.

UNITED EXPRESS MARKETS

CHICAGO

     The Company's service to the Chicago O'Hare market is anchored by its ownership of 54 slots and 20 slot exemptions and its lease of seven slots allocated by the FAA. A slot is a 30 minute interval during the period from 6:45 a.m. to 9:14 p.m. during which an airline may operate either a take-off
or landing.   Flights in this market are used primarily to provide connecting opportunities with United flights. The Company's ability to increase its passenger volume at Chicago O'Hare is limited by its allocation of slots, and future increases in passenger volume are expected to come from increased load factors, the acquisition of additional slots and the concentrated use at O'Hare of currently operated larger aircraft. See "Slot Allocation" and " Aircraft." During 1997, approximately 67 percent of the Company's passenger traffic was carried to or from Chicago. During 1997, approximately 50 percent of the Company's traffic at Chicago O'Hare connected with United, 5 percent connected with other airlines and 45 percent traveled exclusively on a Great Lakes flight ("on-line"). As of December 31, 1997, Great Lakes had 53 weekday Chicago

O'Hare departures serving 28 destinations located in Iowa, Illinois, Indiana, Michigan, North Dakota, South Dakota and Wisconsin.

DENVER

     The Company's primary strategy at Denver is to implement service in markets where United and other major carriers have reduced service and to feed that traffic to this United hub. The Company is currently in negotiations with United with respect to the sharing of the expenses of operating at the new Denver airport. During 1997, approximately 25 percent of the Company's passenger traffic was carried to or from Denver. During 1997, approximately 55 percent of the Company's traffic at Denver connected with United, 5 percent connected with other carriers and 40 percent were on-line. As of December 31, 1997, the Company had 24 weekday Denver departures serving 14 destinations located in Colorado, Kansas, Minnesota, Nebraska, North Dakota and South Dakota.

     In the first quarter of 1998, the Company was selected by United to replace another United Express carrier at ten Essential Air Service points in Colorado, Kansas, and Wyoming to be served from Denver, effective April 23, 1998. In addition, the Company plans to begin service to four additional cities in Nebraska, Colorado, Kansas, and Wyoming on that date. It is anticipated that beginning June 1, 1998 the Company will add United Express service to four more cities in Colorado and New Mexico from Denver. This additional service out of Denver is subject to FAA approval pursuant to the FAA Consent Order.

MINNEAPOLIS/ST. PAUL

     As of December 31, 1997, Great Lakes had 11 weekday departures serving 8 destinations located in Colorado, Iowa, Michigan, Minnesota, North and South Dakota, Nebraska and Wisconsin. During 1997, services in the Minneapolis/St. Paul markets were substantially reduced and the remaining services are supported by the Essential Air Service Subsidy program.

ESSENTIAL AIR SERVICE PROGRAM

     The Airline Deregulation Act of 1978 ("The Deregulation Act") allowed airlines great freedom to introduce, increase and generally reduce or eliminate service to existing markets. Under the Essential Air Service Program, which is administered by the Department of Transportation (DOT), certain communities that received scheduled air service prior to the passage of the Deregulation Act are guaranteed specified levels of "essential air service." The DOT may authorize federal subsidies to compensate a carrier providing essential air service in otherwise unprofitable or minimally profitable markets. If these subsidies are eliminated the Company may discontinue service to some or all of the subsidized communities.

     At December 31, 1997, the Company served 21 essential air service communities on a subsidized basis. The Company received $6.1 million, $3.5 million and $2.6 million in essential air service subsidies for the years ended December 31, 1997, 1996 and 1995, respectively. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before it may terminate, suspend or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. The Company has negotiated increases in rates and added additional cities and flight frequencies for which it receives subsidy revenue. Subsidy rates in effect at April 14, 1998 are expected to generate essential air service revenues of approximately $18.6 million on an annualized basis, as follows:

                                                                       RATE
                                                        ORDER #   (IN THOUSANDS)   EXPIRES
                                                       ---------  --------------  ---------
Alpena/Sault Ste. Marie, MI                             97-9-15      $    398       12/31/98
Dickinson, ND                                           98-3-27           330        3/31/00
Fairmont, MN/Brookings, Yankton, SD/
 Devils Lake, Jamestown, ND/Norfolk, NE                  97-8-9         4,070        7/31/99
Fergus Falls, MN                                         98-2-4*          997          ***
Ironwood, MI                                             97-7-6           493        6/30/98
Manistee, MI                                           96-12-42           159       12/28/98
Mattoon, IL                                              97-5-3           218        2/28/99
Ottumwa, IA/Sterling-Rock Falls, IL                     97-1-14           923        9/30/98
Mount Vernon, IL                                        96-8-23           246        6/30/98
Lamar, CO/Goodland, KS/Alliance, Chadron
 Kearney, McCook, NE                                   97-10-10         5,579        6/30/99
Cortez, CO/Dodge City, Garden City, Great
 Bend, Hays, Liberal, KS                                98-3-32*        2,907        9/30/99
Alamosa, CO/Laramie, Rock Springs,
 Worland, WY                                            Pending*        2,303           **
                                                                     --------
                                                          TOTAL      $ 18,623
                                                                     --------
                                                                     --------

  *Service scheduled to begin in 1998
 **Expires two years from date of agreement
***Expires two years from date of initial service

AIRCRAFT

GENERAL

     At December 31, 1997, the Company's fleet consisted of 37 Beechcraft 1900 aircraft and 10 Embraer Brasilia aircraft, of which 25 Beechcraft 1900 aircraft and eight Embraer Brasilia aircraft were operated in scheduled service. The Company has leased or sub-leased eight 1900 Beechcraft to other operators. As of December 31, 1997, the Company had four Beechcraft 1900 aircraft and two Embraer Brasilia aircraft which had not yet been returned to service following the voluntary suspension of operation on May 16, 1997. The Beechcraft 1900 aircraft are pressurized, radar equipped and offer a 300-mile per hour cruising speed for 19 passengers, plus cargo, with a range of 850 miles. The Beechcraft 1900 aircraft is widely regarded by airlines as an efficient and reliable aircraft for regional service. As of December 31, 1997, the Company owned seven of its Beechcraft 1900 aircraft and leased the remaining 30 under agreements with remaining terms ranging from three months to 18 years.

     The 30 passenger Embraer Brasilia aircraft are equipped with advanced avionics, have stand-up cabins, restrooms, are staffed with a flight attendant and offer a 360 mile per hour cruising speed with a range of 750 miles. As of December 31, 1997, the Company owned four of its Embraer Brasilia aircraft and leased the remaining six under agreements with remaining terms ranging from six to 15 years.

SUMMARY OF AIRCRAFT ADDITIONS AND DELETIONS

     The table below shows the number and type of aircraft operated by the Company on January 1, 1997 and December 31, 1997 and the number and type of aircraft acquired or retired from the Company's fleet during the year ended December 31, 1997.

                                                                                December 31, 1997
                        January 1,                               December 31,   -----------------
                           1997      Acquisitions   Retirements      1997       Owned      Leased
                        ----------   ------------   -----------  ------------   -----      ------
Beechcraft 1900C            24            --              5             19(1)      7         12
           1900D            18            --             --             18        --         18
Embraer 120                 12            --              2(2)          10         4          6
                        ----------   ------------   -----------  ------------   -----      ------
          Total             54            --              7             47        11         36

     (1) - 8 of these aircraft are subleased to other carriers
     (2) - These two aircraft have been returned to the lessor and the estimated lease termination costs are included in Shutdown and Other Nonrecurring Expenses

     As part of the realignment of United's relationships with its United Express carriers, the Company has been authorized to replace service from Denver previously provided by another United Express carrier beginning April 23, 1998. This service will be performed with Beech 1900 aircraft, and represents a significant expansion of the Company's current service. In light of the Company's present and planned route structure, the Company has determined to reduce the size of its Brasilia fleet. In February 1998 the Company entered into an agreement with another carrier to sell its ten remaining Brasilia aircraft and related spare parts and specialized tooling, and disposed of one Brasilia aircraft pursuant to that agreement in March 1998. Subsequent to the February 1998 agreement, management has determined to continue to utilize five Brasilia aircraft in its operations and accordingly, the Company is currently renegotiating the agreement with the other carrier to reduce the number of Brasilia aircraft to be sold. There can be no assurance that any modification to the February 1998 agreement will be made. The Company has included a net charge of $1.3 million in Shutdown and other Nonrecurring Expenses for 1997 to reflect the financial statement impact of the disposition of those aircraft expected to be sold in 1998. If management determines or if the Company is required to dispose of additional Brasilia aircraft, it is likely that a substantial additional charge to operations would be required.

     As of December 31, 1997, the average ages of the Company's owned and leased aircraft were 6.8 and 4.1 years, respectively.

AIRCRAFT DEBT AND LEASES

     Raytheon Corporation together with its financing affiliate (collectively, "Raytheon") is the Company's primary aircraft supplier and largest creditor. The Company has financed all of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under lease and debt agreements with Raytheon. Raytheon has also provided a $5 million working capital line of credit to the Company collateralized by the Company's accounts receivable (together with the aircraft leases and debt agreement, the "Raytheon Agreements"). The Raytheon Agreements went into default during the first quarter of 1997 due to the Company's non-payment of scheduled amounts due.

     On July 16, 1997 the Company reached an agreement with Raytheon pursuant to which Raytheon provided a short-term loan of $4 million. This loan, and the $5 million working capital line of credit, which were due on July 29, 1997, have been extended until June 30, 1998. The $4 million loan, as well as existing Raytheon indebtedness, has been collateralized with all previously unpledged Beech aircraft spare parts and equipment and accounts receivable. In addition, Raytheon was granted a ten year warrant, exercisable commencing July 16, 1998, to purchase one million shares of the Company's common stock at a price of $.75 per share. In connection with the July 16, 1997 agreement, all defaults under the Raytheon Agreements were waived.

     Effective August 31, 1997, the Company restructured its Raytheon aircraft agreements, through a combination of sale-leaseback transactions and modifications to existing leases. The restructuring resulted in a total of 30 Beech 1900 aircraft being financed under operating leases of various terms with monthly lease payments ranging from $18,000 to $40,000 per aircraft and seven Beech 1900C aircraft remaining as owned aircraft. The restructuring also cured all of the defaults with Raytheon and resulted in a net gain of $1.5 million, which will be recognized over the life of the lease agreements.

     The Company has financed nine of its Brasilia aircraft through lease and debt agreements with other unrelated entities (collectively, the "Brasilia Agreements"). During 1997, all of the Brasilia Agreements went into default due to non-payment of scheduled amounts due. All defaults under the Brasilia Agreements have been cured as of the date of this filing. Two Brasilia aircraft which the Company had in its fleet at January 1, 1997, were returned to the lessor through the exercise of the lessor's rights as a result of the default. The lease on one of these aircraft has been assigned to another carrier and it is anticipated that the other lease will be assigned in the near future. The estimated lease termination costs associated with these two returned aircraft are included in Shutdown, and Other Nonrecurring Expenses.

     On December 22, 1997 the Company became guarantor on an aircraft financing agreement between Raytheon and a related party of the Company. In January 1998 the aircraft were leased to the Company and subsequently sub-leased under short term operating leases.

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

MAINTENANCE

     The FAA mandates periodic inspection and maintenance of commercial aircraft. The Company performs most maintenance and inspection of its aircraft and engines (except engine overhaul) using its own personnel. The Company supports its fleet by utilizing decentralized maintenance bases capable of performing these functions. During 1997, the Company reduced the number of these bases from eighteen to five. The remaining bases are located at: Huron, South Dakota; Grand Island, Nebraska; Spencer, Iowa; Springfield, Illinois; Marquette, Michigan. The Company attempts to perform its maintenance at locations where its aircraft are stored overnight to reduce maintenance costs and promote a higher level of operating efficiency. Parts and supplies inventories are also maintained at these locations to promote the mechanical dispatch reliability of the fleet. The Company also maintains an inventory of spare engines and propellers for its fleet to allow for minimal downtime during major overhauls. The Company performs certain major maintenance overhauls to its fleet, which it believes most other regional airlines have performed by outside contractors.

SLOT ALLOCATION

     At Chicago O'Hare, scheduled flights between 6:45am and 9:14pm may be conducted only if an airline has obtained a slot. Of the 54 owned slots and 20 slot exemptions allocated to the Company by the FAA as of December 31, 1997, 37 may be used for aircraft with up to 75 seats and the remainder may be used for aircraft with up to 110 seats.

     Outstanding slots at FAA slot-controlled airports are currently freely exchanged between airlines and other persons, bought or sold (often with gates or other on-ground assets), or leased. Slot values depend on several factors, including the airport, the time of day, the number and availability of slots, and whether they are commuter or air carrier slots. Interests in slots have also been used by airlines as collateral to secure debt financing and other obligations. The DOT and FAA must be advised of all slot transfers and must determine that each such transfer will not be injurious to the Essential Air Service Program. The transfer of a slot obtained in an FAA-administered lottery is limited for two years after its acquisition to either transfer for other lottery slots at the same airport or sales or leases to new entrants or incumbent slot holders with a small number of slots.

     During January 1997 the Company was awarded its slot exemptions for the specific purpose of providing 20 operations per day between Chicago O'Hare Airport and Dubuque and Mason City, Iowa; Huron and Sioux Falls, South Dakota; and Fargo, North Dakota. These slot exemptions may not be bought, sold or traded without DOT approval.

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

     Since the creation of the slot system in 1968, and subsequent to the adoption of the FAA's slot allocation, use and transfer regulations in 1985, there have been and are currently pending several proposals introduced in Congress and discussions within the DOT and the FAA regarding slots. In August 1993, the National Commission To Ensure A Strong Competitive Airline Industry recommended that the "FAA review the rule that limits operations at `high density' airports with the aim of either removing these artificial limits or raising them to the highest level consistent with safety requirements." In August 1995, Congress passed legislation granting the FAA authority to create additional slots for essential air service, international and certain domestic jet operations. The Company has received 48 slots (including 20 slot exemptions) to date pursuant to the August 1995 legislation.

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

MARKETING

     The Company's services are marketed primarily by means of listings in computerized reservation systems and the OFFICIAL AIRLINE GUIDE, advertising and promotions, and through direct contact with travel agencies and corporate travel departments. The Company's advertising and promotional programs emphasize the Company's close affiliation with United, including coordinated flight schedules and the right of the Company's passengers to participate in United's "Mileage Plus" frequent flyer program.

COMPETITION

     The Company competes primarily with regional and major air carriers and automobile transportation. The Company's competition from other air carriers varies from location to location and, in certain areas, comes from regional and major carriers who serve the same destinations as the Company but through different hub and spoke systems. The domestic airline industry has undergone major structural changes since the enactment of the Deregulation Act. Since that time, there has been substantial consolidation and integration of both major and regional carriers, including the acquisition or association of most regional carriers by or with major carriers. Deregulation has made possible the rapid entry of competitors into the Company's markets, and competitors are able to adjust fares rapidly to improve their competitive position.

     Almost all markets are subject to a high degree of price competition both from established carriers and low fare jet carriers. The Company believes, however, that its ability to compete in its market areas is strengthened by its code sharing relationships with United and United's substantial presence at Chicago O'Hare and Denver which enhance the importance to Great Lakes of the United "UA" flight designator code in the Upper Midwest. After May 16, 1997, the Company's scheduled operations at Minneapolis/St. Paul have been substantially reduced and the resources re-deployed to Chicago and Denver where United's dominant position will generate considerably greater connecting traffic to the Company's flights. The Company competes with other airlines by offering frequent flights, flexible schedules and low fares. In addition, the Company's competitive position benefits from the large number of participants in United's "Mileage Plus" frequent flyer programs who fly regularly to or from the markets served by the Company. The United Express Agreements do not prohibit United from competing with the Company. The United Express Agreements require the Company to obtain United's written consent before commencing service as a United Express carrier on routes other than certain pre-approved routes.

     There can be no assurance that the Company will not experience increased competition from existing competitors or from new entrants on one or more of the Company's routes.

FUEL

     The Company has not experienced difficulty with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future requirements. The Company contracts directly with refiners for the purchase of its fuel. Standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, a significant increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues, could have a material impact on the Company's future operating results.

EMPLOYEES

     On December 31, 1997, the Company had 794 full-time and 174 part-time employees as follows:

      CLASSIFICATION:
      Pilots...................................................  244
      Station personnel........................................  446
      Maintenance personnel....................................  144
      Administrative and clerical personnel....................   70
      Flight attendants........................................   34
      Management...............................................   30
                                                                 ---
        Total employees........................................  968
                                                                 ---
                                                                 ---

     The Company's pilots are represented by the International Brotherhood of Teamsters. Effective November 1, 1997, the Company and union reached an agreement which becomes amendable October 30, 2000. During 1996 the flight attendants voted to be represented by the Teamsters Union, however, no collective bargaining agreement has been negotiated.

     The Company's mechanics are represented by the International Association of Machinists. The current agreement became effective November 1, 1997 and becomes amendable on November 1, 2000.

     The Company believes that relations with its employees are satisfactory.

CHARTER AND FREIGHT SERVICE

     The Company uses available aircraft and from time to time leases four and six passenger aircraft from an affiliated company to provide charter services to private individuals, corporations and groups such as collegiate athletic teams. The Company also carries freight, mail and small packages on most of its scheduled flights. Revenues from its charter flights and freight deliveries were
1.8 percent, 1.6 percent and 1.5 percent of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

REGULATION

     In accordance with the provisions of the Federal Aviation Act of 1958, as amended (the "1958 Act"), the Company is an air carrier subject to regulation by the DOT, primarily with respect to economic matters, and is also subject to regulation by the FAA with respect to certain safety related matters.

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

     The Company holds an air carrier-operating certificate issued by the FAA pursuant to Part 121 of its regulations. The Company, as a commuter air carrier, is licensed under Part 298 of the

Economic Regulations of the DOT. The Company is subject to the jurisdiction of the FAA with respect to its aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain an operating certificate and operations specifications for the particular aircraft and types of operations conducted by the carrier, all of which are subject to suspension or revocation for cause.

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

     The FAA heavily regulates the use of landing and take-off slots at Chicago O'Hare. The FAA has the authority to revoke a carrier's slots for failure to comply with FAA regulations.

INSURANCE

     The Company carries the types and amounts of insurance required by the DOT and customary in the regional airline industry, including coverage for public liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation. The United Express Agreements requires the Company to maintain certain specified levels of insurance coverage. The Company believes that the insurance is adequate as to amounts and risks covered. There can be no assurance, however, that the limits of the Company's insurance will be sufficient to cover any catastrophic loss.

ITEM 2.   PROPERTIES

     The Company leases gate and ramp facilities at 51 airports where ticketing is handled by Company personnel. Payments to airport authorities for ground facilities are based on a number of factors, including the amount of space used and flight volume. The Company also leases aircraft maintenance and hangar space at 5 of the locations it serves.

     The Company leases approximately 15,000 square feet of space in Spencer, Iowa for its administrative, flight operations and maintenance offices, in addition to approximately 35,000 square feet of aircraft maintenance and hangar space located adjacent thereto. The Company leases an additional 32,000 square feet of space in Spencer for administration and maintenance shops. The Company believes that it has adequate facilities for the conduct of its current and planned operations.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a defendant in a lawsuit arising from the collision of a small aircraft with one of the Company's Beechcraft 1900 aircraft in Quincy, Illinois on November 19, 1996. The collision occurred at the intersection of two runways as the Company's aircraft was landing, and resulted in the death of all ten passengers and the two crewmembers. The Company's insurance carrier is providing for the Company's defense in the lawsuit and the Company believes that all claims arising from the accident will be adequately covered by insurance.

     The Company is a party to several routine pending legal proceedings, none of which management believes are material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR

     There were no matters submitted to a vote of the Company's shareholders during the three-month period ended December 31, 1997.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock is traded under the symbol "GLUX" on the NASDAQ National Market. The Company's Common Stock began trading on January 19, 1994, the date of its initial public offering. The initial public offering price of the Company's Common Stock was $11.00 per share.

     The following table sets forth the range of high and low sale prices for the Company's Common Stock and the dividends per share for each of the fiscal quarters since the Company's Common Stock began trading. Quotations for such periods are as reported by NASDAQ for National Market System issues.

STOCK QUOTATIONS

1997
                                             High            Low
                                             -----          -----
     First quarter                           $3.63          $1.00
     Second quarter                           2.13            .63
     Third quarter                            1.63            .75
     Fourth quarter                           2.00            .82

1996
                                             High            Low
                                             -----          -----
     First quarter                           $4.20          $3.50
     Second quarter                           6.75           3.50
     Third quarter                            5.38           2.75
     Fourth quarter                           4.13           1.63

     The Company's Common Stock is currently listed on the NASDAQ National Market. In September 1997, the NASD issued new listing requirements for the NASDAQ National Market System which became effective February 23, 1998. The changes increase the standards for continued listing on the NASDAQ National Market. Companies may qualify for continued listing under two different Continued Listing Standards. Standard 1 requires, among other things, Net Tangible Assets greater than $4.0 million, Market Value of Public Float in excess of $5.0 million, and a minimum Bid price greater than $1 per share. Standard 2 requires, among other things, Market Value of Public Float in excess of $15.0 million, and a minimum Bid Price of $5 per share. Currently, the Company is not in compliance with the minimum requirements under either of these standards. Under Standard 1, the Company does not meet the Net Tangible Assets requirement. It is the Company's position, that although not reflected in the Company's financial statements, if recorded, the value of the Company's airport slots at Chicago O'Hare would bring it into compliance with the Net Tangible Assets requirement. The Company will notify NASDAQ within the next 30 days of its noncompliance. The Company will inform NASDAQ of its plan of compliance and why the Company believes it is in compliance with the Net Tangible Assets requirement. No assurance can be given that the Company's position will be accepted by NASDAQ.

     Should the Common Stock be suspended from trading privileges on the NASDAQ National Market as a result of the Company's failure to comply with any of the above, or other applicable requirements, the Company, prior to re-inclusion, must comply with the applicable continued listing standards prior to continued listing. However, should the Common Stock be terminated from trading privileges on the NASDAQ National Market, the Company, prior to re-inclusion, must comply with the applicable requirements for initial listing on the NASDAQ National Market, which are more stringent than the requirements for continued listing. There can be no assurance that the Common Stock will continue to be listed on the NASDAQ National Market.

     In the event that the Common Stock is delisted from the NASDAQ National Market and the Company fails other relevant criteria, trading, if any, in shares of Common Stock would be subject to the full range of the Penny Stock Rules. Under Exchange Act Rule 15g-8, broker-dealers must take certain steps prior to selling a penny stock, which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor;
(iii) providing the investor a written identification of the shares being offered and in what quantity; and (iv) deliver to the investor a written statement setting forth the basis on which the broker or dealer approved the investor's account for the transaction. If the Penny Stock Rules are not followed by a broker-dealer, the investor has no obligation to purchase the shares. Accordingly, delisting from the NASDAQ National Market and the application of the comprehensive Penny Stock Rules would make it more difficult for broker-dealers to sell the Common Stock, purchasers of shares of Common Stock would have difficulty in selling such shares in secondary transactions and the per share price of such stock would likely be greatly reduced.

     As of March 31, 1998, the Company had approximately 1,800 holders of its Common Stock. The closing price of its common stock on April 15, 1998, as reported by the NASDAQ National Market was $3.00 per share.

     The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (612) 450-4064.

     The Company has not paid any dividends on its Common Stock since its initial public offering in January 1994 and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, and any applicable restrictive debt and lease covenants, among other factors.

ITEM 6.   SELECTED FINANCIAL AND OPERATING DATA
          (In thousands, except per share and selected operating data)

     The following consolidated statement of earnings and consolidated balance sheet data as of and for each of the years in the five-year period ended December 31, 1997 are derived from the Company's consolidated financial statements. The financial statements for the year ended December 31, 1997 have been audited by KPMG Peat Marwick LLP, and the financial statements for the years ended 1996, 1995, 1994 and 1993 have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 and the reports thereon are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with and are qualified in their entirety by the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                                              Year Ended December 31
                                                           ---------------------------------------------------------
                                                              1997       1996        1995         1994        1993
                                                           --------    --------     -------     -------     --------
STATEMENTS OF EARNINGS DATA:
   Passenger and public service revenues                   $ 81,335    $107,528     $81,215     $67,784     $58,000
   Other revenues                                             2,455       2,142       2,981       2,224       2,370
                                                           --------    --------     -------     -------     -------
             Total operating revenues                        83,790     109,670      84,196      70,008      60,370
                                                           --------    --------     -------     -------     -------
   Operating expenses:
      Salaries, wages and benefits                           22,091      27,801      21,407      16,157      11,958
      Aircraft fuel                                          13,206      19,377      14,181      12,123       9,879
      Aircraft maintenance materials
       and repairs                                            7,041      13,248       9,229       8,612       6,631
      Commissions                                             5,553       7,704       6,211       5,340       4,412
      Depreciation and amortization                           4,192       5,634       6,029       4,852       3,562
      Aircraft rental                                        10,712      11,643       5,213       1,151         458
      Other rentals and landing fees                          5,443       6,794       5,370       3,416       2,861
      Other operating expense                                19,968      25,871      17,315      13,157      10,921
      Shutdown and other non-recurring expenses               9,234          --          --          --          --
                                                           --------    --------     -------     -------     -------
             Total operating expenses                        97,440     118,072      84,955      64,808      50,682
   Operating (loss) income                                  (13,650)     (8,402)       (759)      5,200       9,688
   Interest expense, net                                     (4,621)     (5,875)     (7,282)     (5,370)     (6,266)
   Gain on sale of slots                                         --          --       3,850          --          --
                                                           --------    --------     -------     -------     -------
   (Loss) income before income tax expense                  (18,271)    (14,277)     (4,191)       (170)      3,422
   Provision for income taxes                                    --      (1,454)     (1,503)        (65)      1,300
                                                           --------    --------     -------     -------     -------
   Extraordinary item
      Gain on extinguishment of debt,
       net of income taxes of $312,000                           --          --          --         509          --
                                                           --------    --------     -------     -------     -------

   Net (loss) income                                       $(18,270)   $(12,823)    $(2,688)    $   404       2,122
                                                           --------    --------     -------     -------     -------
                                                           --------    --------     -------     -------     -------
   Net (loss) income per share                             $  (2.41)   $  (1.69)    $ (0.35)    $  0.05     $  0.45
                                                           --------    --------     -------     -------     -------
                                                           --------    --------     -------     -------     -------
   Average number of common shares
    outstanding                                               7,589       7,585       7,579       7,365       4,700
                                                           --------    --------     -------     -------     -------
                                                           --------    --------     -------     -------     -------

                                                                             Year Ended December 31
                                                         ---------------------------------------------------------
                                                             1997       1996        1995        1994        1993
                                                         ----------  ----------  ----------  ----------  ----------
SELECTED OPERATING DATA:
   Available seat miles (000s) (1)                          438,272     678,304     566,290     477,602     369,545
   Revenue passengers carried                               676,015   1,012,965     805,190     663,627     611,528
   Revenue passenger miles (000s) (2)                       202,689     299,607     248,625     213,034     181,580
   Departures flown                                         102,722     165,972     147,748     133,493     106,423
   Passenger load factor (3)                                  46.2%       44.2%       43.9%       44.6%       49.1%
   Break-even passenger load factor (4)                       59.5%       51.5%       49.5%       44.7%       41.5%
   Average yield per revenue passenger
    mile (5)                                             37.1 CENTS  34.7 CENTS  31.6 CENTS  30.5 CENTS  30.9 CENTS
   Operating cost per available seat mile (6)            22.2 CENTS  17.4 CENTS  15.0 CENTS  13.6 CENTS  13.7 CENTS
   Average passenger fare (7)                              $ 111.25    $ 102.69    $  97.58    $  97.99    $  91.87
   Average passenger trip length (miles)(8)                     300         296         309         321         297
   Aircraft in service (end of period)                           33          54          50          41          34
   Destinations served (end of period)                           51          86          73          55          47
BALANCE SHEET DATA:
    Working (deficit) capital                               $(5,595)      $ 603   $  12,138    $ 10,615    $   (629)
    Total assets                                             63,758     118,109     140,715     141,934     103,316
    Long-term debt, net of current maturities                28,471      65,986      87,478      89,393      83,896
    Stockholders' equity                                      1,127      18,740      31,540      34,202       4,962

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

     The discussion and analysis throughout this filing contains certain forward-looking terminology such as "believes," "anticipates," "will," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein and in other reports filed by the Company with the Securities and Exchange Commission.

     The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981. In April 1992, the Company began operating as a United Express carrier under a
cooperative marketing agreement with United.   As of December 31, 1997, the
Company served 51 destinations in eleven states with 192 scheduled departures each weekday.

     As discussed in Item 1. BUSINESS, General, the Company suspended flight operations on May 16, 1997 and pursuant to the Order resumed limited operations on May 23, 1997. Additionally, the Company discontinued service as Midway Connection in the Southeast United States and as Great Lakes Airlines in the Southwest United States and Mexico on May 16, 1997. Operating revenues from these two markets decreased to $13.5 million in 1997 from $23.3 million in 1996. The Company anticipates that this reduction in service will have a positive impact on profitability since the Company's focus will be on its core business. Both Midway Connection and Great Lakes Airlines in the Southwest United States and Mexico were operated at a loss. Throughout the remainder of 1997, the Company returned all but four of its Beech 1900 aircraft and two of its Brasilia aircraft to service.

     As part of the realignment of United's relationships with its United Express carriers, the Company has been authorized to replace service from Denver previously provided by another United Express carrier beginning April 23, 1998. This service will be performed with Beech 1900 aircraft, and represents a significant expansion of the Company's current service. In light of the Company's present and planned route structure, the Company has determined to reduce the size of its Brasilia fleet. In February 1998 the Company entered into an agreement with another carrier to sell its ten remaining Brasilia aircraft and related spare parts and specialized tooling, and disposed of one Brasilia aircraft pursuant to that agreement in March 1998. Subsequent to the February 1998 agreement, management has determined to utilize five Brasilia aircraft in its operations and accordingly the Company is currently renegotiating the agreement with the other carrier to reduce the number of Brasilia aircraft to be sold. There can be no assurance that any modification to the February 1998 agreement will be made. The Company has included a net charge of $1.3 million in Shutdown and other Nonrecurring Expenses for 1997 to reflect the financial statement impact of the disposition of those aircraft expected to be sold in 1998. If management determines or if the Company is required to dispose of additional Brasilia aircraft, it is likely that a substantial additional charge to operations would be required.

     The Company has suffered significant recurring losses and negative cash flows, which raise substantial doubt about its ability to continue as a going concern. The Company's viability as a going concern depends upon its return to sustained profitability.

RESULTS OF OPERATIONS

COMPARISON OF 1997 TO 1996

The following table sets forth certain financial and operating information regarding the Company for the last three fiscal years:

                              ------------------------------------------------------------------------------------------------
                                                          For the years ended December 31 (000's)
                              ------------------------------------------------------------------------------------------------
                                          1997                                   1996                          1995
                              ------------------------------------------------------------------------------------------------
                                          Cents         %                        Cents          %                   Cents
                                           per       Increase                     per        Increase                per
                                Amount     ASM       From 1996        Amount      ASM        from 1995    Amount     ASM
Total operating revenues      $ 83,790      -          (23.6)%       $109,670      --           30.3%   $  84,196     --
                              --------   ----          -----         --------    ----        -------    ---------   ----
Salaries, wages and benefits    22,091    5.0 CENTS    (20.5)          27,801     4.1 CENTS     29.9       21,407    3.8 CENTS
Aircraft fuel                   13,206    3.0          (31.8)          19,377     2.9           36.7       14,181    2.5
Aircraft maintenance
  materials and repairs          7,041    1.6          (46.9)          13,248     2.0           43.6        9,229    1.6
Commissions                      5,553    1.3          (27.9)           7,704     1.1           24.0        6,211    1.1
Depreciation and
  amortization                   4,192    1.0          (25.0)           5,634     0.8           (6.6)       6,029    1.1
Aircraft rental                 10,712    2.4           (8.0)          11,643     1.7          123.3        5,213    0.9
Other rentals and landing
  fees                           5,443    1.2          (19.9)           6,794     1.0           26.5        5,370    0.9
Other operating expense         19,968    4.6          (22.8)          25,871     3.8           49.4       17,315    3.1
Shutdown and other non-
  recurring expenses             9,234    2.1             --               --      --             --           --     --
                              --------   ----          -----         --------    ----        -------    ---------   ----
Total operating
  expenses                    $ 97,440   22.2 CENTS    (17.5)%       $118,072    17.4 CENTS     39.0%   $  84,954   15.0 CENTS
                              --------   ----          -----         --------    ----        -------    ---------   ----

Operating loss                $(13,650)     -          (62.5)%       $ (8,402)     --        (1008.4)%  $    (758)    --
                              --------   ----          -----         --------    ----        -------    ---------   ----
                              --------   ----          -----         --------    ----        -------    ---------   ----
Interest                      $  4,620    1.1 CENTS    (21.4)%       $  5,875     0.9 CENTS    (19.3)%  $   7,282    1.3 CENTS
                              --------   ----          -----         --------    ----        -------    ---------   ----
                              --------   ----          -----         --------    ----        -------    ---------   ----
Aircraft Expense
 Depreciation and
 amortization                 $  4,192    1.0 CENTS    (25.6) CENTS  $  5,634     0.8 CENTS     (6.6)%  $   6,029    1.1 CENTS
Aircraft Rental                 10,712    2.4           (8.0)          11,643     1.7          123.3        5,213    0.9
Interest expense (net)           4,620    1.1          (21.4)        $  5,875     0.9          (19.3)       7,282    1.3
                              --------   ----          -----         --------    ----        -------    ---------   ----
                              $ 19,524    4.5 CENTS    (15.7)%       $ 23,152     3.4 CENTS     25.0%   $  18,524    3.3 CENTS
                              --------   ----          -----         --------    ----        -------    ---------   ----
                              --------   ----          -----         --------    ----        -------    ---------   ----

                                                       Change                     Change
                                         1997         from 1996      1996        from 1995      1995
                                       ---------------------------------------------------------------------
Available seat miles (000's)            438,272       (35.4)%       678,304        19.8%       566,290
Revenue passenger miles (000's)         202,689       (32.3)%       299,607        20.5%       248,625
Passenger load factor                     46.2%         2.0 pts       44.2%         0.3 pts      43.9%
Average yield per revenue
 passenger mile                           37.1 CENTS    2.4 CENTS     34.7 CENTS    3.1 CENTS    31.6 CENTS

     OPERATING REVENUES: Operating revenues decreased 23.6% to $83.8 million in 1997 from $109.7 million during 1996. The decrease in operating revenues resulted from the decrease in revenue passenger miles flown by 32.3% to 202.7 million in 1997 from 299.6 million during 1996 offset by increase of 2.4 cents in yield per revenue passenger mile to 37.1 cents in 1997 from 34.7 cents in 1996. This coincided with a 35.4% decrease in capacity to 438.3 million ASMs in 1997 from 678.3 million ASMs during 1996. The increase in passenger yield is due primarily to price increases in key markets, moving service from lower yield markets to higher yield markets, and due to an increased emphasis on managing the quantity of seats made available for sale at discounted rates.
In addition, public service revenue increased 74.3% to $6.1 million in 1997 from $3.5 million in 1996.

     OPERATING EXPENSES: Total operating expenses decreased 17.5% to $97.4 million, or 22.2 cents per ASM, in 1997 from $118.1 million, or 17.4 cents per ASM in 1996. The increase in cost per ASM reflects the costs associated with the voluntary shutdown and the corresponding decrease in ASMs.

     Salaries, wages, and benefits expense increased to 5.0 cents per ASM during 1997, from 4.1 cents per ASM during 1996, due to normal pay increases and a smaller ASM base across which to spread fixed labor costs.

     Aircraft fuel expense per ASM increased to 3.0 cents in 1997 from 2.9 cents in 1996 due to increased fuel prices from suppliers and the reinstatement of the 4.3 cents per gallon federal excise tax on jet fuel in August 1996, affecting all of 1997 and only five months in 1996.

     Aircraft maintenance and repairs expense decreased to 1.6 cents per ASM during 1997, from 2.0 cents per ASM in 1996 due to a decrease in the number of engine overhauls performed in 1997.

     Aircraft expense increased to 4.5 cents per ASM during 1997, from 3.4 cents per ASM in 1996 due to reduced utilization because of the previously discussed voluntary suspension of flight operations.

     Other rentals and landing fee expenses increased to 1.2 cents per ASM during 1997, from 1.0 cents per ASM in 1996, as a result of fixed facility costs spread over a lower ASM base.

     Other operating expenses increased to 4.6 cents per ASM in 1997 from 3.8 cents in 1996, reflecting fixed expenses, including general and administrative, marketing, and communications, spread across a lower ASM base in 1997. In addition, 1997 includes higher passenger booking fees on an ASM basis due to increases in rates and higher United program fees since a higher percentage of the Company's flying was under the United Code in 1997 versus 1996.

     Shutdown and other nonrecurring expenses of 2.1 cents per ASM represents the estimated costs associated with the voluntary shutdown and the one-time charge for the write-down of the Brasilia aircraft. This expense includes $7.9 million related to salaries and wages, aircraft maintenance materials and repairs, aircraft ownership costs, facilities rental, and other expenses directly related to the shutdown. The remaining $1.3 million for the Brasilia aircraft reduction represents a reduction of the carrying value of the aircraft to their estimated net realizable value, accrued estimated future unrecoverable lease payments, accrued estimated lease termination costs, and a reduction of the carrying value of the spare part inventories to net realizable value offset by the recognition of related deferred purchase incentives on these aircraft.

     (BENEFIT) FOR INCOME TAXES: No income tax benefit was recorded for 1997 considering that the Company is in a loss carry forward position and that the realization of any benefits of such are substantially in doubt.

COMPARISON OF 1996 TO 1995

     OPERATING REVENUES:   Operating revenues increased 30.3% to $109.6
million in 1996 from $84.2 million during 1995. The increase in operating revenues resulted from the increase in revenue passenger miles flown by 20.5% to 299.6 million in 1996 from 248.6 million during 1995 and an increase of 9.8% in yield per revenue passenger mile, which increased from 31.6 cents in 1995 to 34.7 cents in 1996. This coincided with a 19.8% increase in capacity to 678.3 million ASMs in 1996 from 566.3 million ASMs during 1995. The addition of Midway Connection and Arizona service for the entire year accounted for 54.6% and 26.8%, respectively, of the increase in operating revenues. The increase in passenger yield is due primarily to the expiration of the 10% transportation tax without a corresponding reduction in ticket prices and increases in certain fares. Midway Connection's full year operation increased the overall average as a result of its higher yield produced from its passengers with shorter trips.

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

     Salaries, wages, and benefits expense increased to 4.1 cents per ASM during 1996, from 3.8 cents per ASM during 1995, due to additional flight attendant wages and additional pilot guarantees and training costs incurred related to expansion of operations utilizing Brasilia aircraft, FAA Regulations Part 121 training, and customer service salaries to facilitate the Company's expansion into new markets. In addition, mechanic wages increased because of the previously discussed Brasilia propeller inspections and replacement and increases in the number of mechanics to build staff to required levels.

     Aircraft fuel expense per ASM increased to 2.9 cents in 1996 from 2.5 cents in 1995 due to increased fuel prices from suppliers and the reinstatement of the 4.3 cents per gallon federal excise tax on jet fuel in August 1996.

     Aircraft maintenance, and repairs expense increased to 2.0 cents per ASM during 1996, from 1.6 cents per ASM, in 1995, due to higher engine overhaul expense and increased repairs and contract labor for the initial on-going periodic maintenance checks on the Brasilia.

     Depreciation and amortization decreased to 0.8 cents per ASM in 1996 from 1.1 cents per ASM in 1995, while aircraft rental expense increased to
1.7 cents per ASM during 1996, from 0.9 cents per ASM in 1995, due to the increasing number of aircraft leased, along with the conversion of five capital leases to operating leases in June 1996.

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

     INTEREST EXPENSE: Interest expense decreased to 0.9 cents per ASM, in 1996 from 1.3 cents per ASM, during 1995, due to decrease in the prime interest rate to which a substantial portion of debt is tied.

     (BENEFIT) FOR INCOME TAXES: The Company's effective rate was 10.2 percent in 1996 and 35.9 percent in 1995. In recognition of the Company's financial results of recent periods the Company has ceased recognizing future tax benefits until it is more likely than not that such benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has suffered significant recurring losses and negative cash flows, which raise substantial doubt about its ability to continue as a going concern. The Company has no further availability on its $5 million line of credit with Raytheon. The Company is heavily dependent on Raytheon and United for its liquidity requirements, however neither Raytheon nor United is under any current obligation to provide further financing to the Company. The Company's viability as a going concern depends upon its return to sustained profitability.

     The Company's working capital decreased to ($5.6) million at December 31, 1997 from $0.6 million at December 31, 1996. Cash decreased $6.7 million to $0.0 million at December 31, 1997 from $6.7 million at December 31, 1996. The major uses of working capital in 1997 were a net loss of $18.3 million offset by non cash charges for depreciation of $4.2 million, deferral of lease payments of $5.9 million and the decrease in accounts receivable, inventories, and prepaid expenses totaling $4.1 million. These changes are a result of the Company's reduced level of operations in 1997.

     Raytheon is the Company's primary aircraft supplier and largest creditor. The Company has financed all of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also provided a $5 million working capital line of credit, collateralized by accounts receivable. The Raytheon Agreements went into default in 1997 due to the Company's non-payment of scheduled amounts due.

     On July 16, 1997 the Company reached an agreement with Raytheon pursuant to which Raytheon provided a short-term loan of $4 million. This loan, and the $5 million working capital line of credit which were due on July 29, 1997, have been extended until June 30, 1997. The $4 million loan, as well as existing Raytheon indebtedness, has been collateralized with all previously unpledged Beech aircraft spare parts and equipment and accounts receivable. In addition, Raytheon was granted a warrant for a period of ten years, exercisable commencing July 16, 1998, to purchase one million shares of the Company's common stock at a price of $.75 per share. In connection with the July 16, 1997 agreement, all defaults under the Raytheon Agreements were waived.

     Effective August 31, 1997, the Company restructured its Raytheon aircraft agreements. The restructuring resulted in a total of 30 Beech 1900 aircraft under operating leases of various terms with monthly lease payments ranging from $18,000 to $40,000 per aircraft and seven (7) Beech 1900C airliners remaining as owned aircraft. The restructuring also cured all of the defaults with Raytheon. The restructuring resulted in a net deferred gain of $1.5 million, which will be recognized over the life of the lease agreements.

     In addition, the Company has financed nine of its Brasilia aircraft through lease and debt agreements with other unrelated entities (collectively, the "Brasilia Agreements"). During 1997, all of the Brasilia Agreements went into default due to non-payment of scheduled amounts due.
All defaults under the Brasilia Agreements have been cured as of the date of this filing. Two Brasilia aircraft, which the Company had in its fleet as of January 1, 1997 were returned to the lessor through the exercise of the lessor's rights as a result of the default. The lease on one of these aircraft has been assigned to another carrier and it is anticipated that the other lease will be assigned in the near future, thereby terminating the lease without a significant expense to the Company. The lease costs associated with these two returned aircraft are included in Excess Aircraft, Shutdown, and Other Non-recurring Expenses.

     Although the Company has decreased its accounts payable balance from December 31, 1996, it continues to have past due trade accounts. Notes totaling approximately $1.8 million have been issued in 1997 to certain of the vendors, which, in general, require payment over a one-year period. The balance of these notes was $.7 million as of December 31, 1997. The Company believes that it has reached an appropriate accommodation with its key suppliers and that it will be able to obtain necessary goods and services on acceptable terms as long as timely payment is made for current purchases.

     Capital expenditures related to aircraft and equipment totaled $1.1 million in 1997, $2.6 million during 1996, and $18.2 million in 1995. Payment of debt exceeded borrowings by $14.2 million in 1996. Long-term borrowings exceeded principal repayments by $10.2 in 1995.

     Long-term debt, net of current maturities of $2.2 million, totaled $28.5 million at December 31, 1997 compared to $66.0 million net of current maturities of $5.1 million, at December 31, 1996, and $87.5 million, net of current maturities of $4.8 million at December 31, 1995. As a result of the restructuring of the Company's Raytheon aircraft agreements, long term debt decreased $40.6 million. As of December 31, 1997, the term notes bear interest at rates ranging from 7.5 to 9.1 percent and are payable monthly or quarterly through July, 2007. All long-term debt as of December 31, 1997, relates to the acquisition of aircraft and is collateralized by 11 related aircraft. There are no financial covenants related to such long-term debt.

YEAR 2000 IMPACT ON COMPUTERS

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     The Company has started to review its computer systems and application programs for year 2000 compliance. The Company can not give any assurances that The Company's systems nor the systems of other parties upon which the Company must rely, will be year 2000 compliant on a timely basis. Examples of systems operated by others that the Company may use and or rely upon are:
 FAA Air Traffic Control, Computer Reservation Systems for travel agent sales and United Airlines' reservation, passenger check in and ticketing systems. The Company's business, financial condition and or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by others.

SEASONALITY

     Since commencing operations, the Company has traditionally experienced lower passenger load factors during the months of January through April, November and December. This seasonality can be attributed primarily to relatively difficult winter weather operating conditions in the Company's principal area of operations and fewer vacations and other discretionary trips and reduced business travel during these months. These seasonal factors have generally resulted in reduced revenues, profitability and cash flow for the Company during these months.

FREQUENT FLYER PROGRAM

     On the Company's United Express passengers may earn miles in United's "Mileage Plus" and frequent flyer program, and passengers may use mileage accumulated in this program to obtain discounted or free tickets for trips that might include a flight segment on one of the Company's flights. No revenues are earned or collected on free tickets awarded to passengers under the program. Awards earned under the frequent flyers program have an expiration date three years from the date earned. The program also contains certain restrictions, including blackout dates and capacity controlled bookings, which substantially limit the use of awards on certain flights and during the busiest periods. The Company continually monitors the number of free travel award reservations on its flight segments to ensure that they are within the capacity restrictions defined in the "Mileage Plus" program. The Company's yield management program and related seat restrictions minimize the number of revenue passengers that may be displaced on any individual flight segment. To date, the Company has not experienced any material use of "Mileage Plus" and awards to obtain travel on flights, and the incremental cost to the Company attributable to the exercise of frequent flyer awards (consisting primarily of a minimal amount of additional gate and passenger service expenses) has not been material. Awards used on the Company's flights during the year ended December 31, 1997 represented approximately 2.6% percent of the Company's total passengers. The Company expects that this percentage will remain approximately the same for the foreseeable future. Based on this low percentage, on the availability on many of the Company's flights of otherwise vacant seats, and on the program's restrictions, the Company believes that the displacement, if any, of revenue passengers by users of "Mileage Plus" and awards will not become material. The Company continually monitors the number of awards redeemed and will accrue the incremental costs associated with the "Mileage Plus" and program if they become material.

EFFECTS OF INFLATION

     Inflation has not had a material effect on the Company's operations in the past five years.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

CAUTIONARY FACTORS

     The Company wishes to caution shareholders and prospective investors that the following important factors, among other identified in this Annual Report on Form 10-K, could affect the Company's actual operating results, and that such results could differ materially from those expressed in any forward-looking statements made by the Company. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1996. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority.

DEPENDENCE ON RELATIONSHIP WITH UNITED

     The Company generated approximately 84% of its revenues for the year ended December 31, 1997 under the United Express Agreements described under "Business - United Express Relationship". The United Express Agreements required the Company to comply with specific operating performance standards and, with certain limited exceptions, restrict the ability of the Company to merge with another company or dispose of its assets or aircraft without first offering United a right of first refusal to acquire the Company or such assets or aircraft. The United Express Agreements also prohibited the Company from entering into similar arrangements with other carriers in Chicago, Denver, Minneapolis-St. Paul, Detroit, Des Moines or Omaha without United's prior approval. The United Express Agreements required the Company to obtain United's prior consent to operate as a United Express carrier in any market, except for certain pre-approved markets connecting with Minneapolis-St. Paul or Detroit. The United Express Agreements terminated on December 31, 1997. The Company believes its relationship with United is satisfactory, as evidenced by United's recent selection of the Company as the United Express carrier for additional routes serving the Denver airport. Since December 1997, the Company has been operating as if the day-to-day operational provisions of the previous code sharing agreement are still effective. A failure to renew the United Express Agreements, any termination or materially adverse modification of the agreements, or any substantial decrease in the number of routes served by the Company under the agreements would have a materially adverse effect on the Company's business. As a result of the United Express Agreements, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business will also be adversely affected.

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

SEASONALITY

     Historically, the Company has experienced lower passenger load factors during the months of January through April. This seasonality can be attributed primarily to relatively difficult winter weather operating conditions in the Company's principal area of operations, resulting in fewer vacations and other discretionary trips and reduced business travel during these months. These season factors have generally resulted in reduced revenues, increased operating losses and reduced cash flow for the Company during these months.

CONTROL BY PRINCIPAL STOCKHOLDER

     Mr. Voss beneficially owns approximately 62% of the outstanding shares of the Company's common stock. On October 22, 1996, Mr. Voss transferred approximately one-half of the shares of the Company's common stock owned by him, to now his ex-spouse, Ms. Gayle R. Voss, pursuant to the Marital Dissolution Stipulation and Property Settlement. Ms. Voss has granted Mr. Voss an Irrevocable Proxy to vote such securities until June 28, 2010. In addition, the terms of the United Express Agreements require that Mr. Voss control at least 51% of the Company's outstanding voting stock. Accordingly, Mr. Voss will continue to be in a position to control the management and affairs of the Company.

NO ASSURANCE AS TO LIQUIDITY ON THE NATIONAL MARKET SYSTEM

     The Company's common stock is currently listed on The NASDAQ National Market System. As discussed in Part II, Item 5, the Company may not be compliance with the new continued listing requirements. There can be no assurance that the Company's common stock will be actively traded on such market or that it will continue to be listed on such market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company as of December 31, 1997 and 1996 together with Report of Independent Public Accountants are included in this Form 10-K on the pages indicated below.

                                                                            PAGE
                                                                            ----
Reports of Independent Public Accountants..................................  23

Consolidated Balance Sheets as of December 31, 1997 and 1996...............  25

Consolidated Statements of Operations for the Years Ended December 31,
 1997, 1996 and 1995.......................................................  26

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1997, 1996 and 1995...........................................  27

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1997, 1996 and 1995.......................................................  28

Notes to Consolidated Financial Statements.................................  29

Supplemental Schedule to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts............................  46

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the financial statements and related notes.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Great Lakes Aviation, Ltd.:

We have audited the accompanying consolidated balance sheets of Great Lakes Aviation, Ltd. (an Iowa corporation) and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. and Subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered significant losses in 1996 and 1995 and negative operating cash flow in 1996, has been unable to meet its significant current and long-term financial obligations, and has defaulted on certain financial and operating agreements. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule to the consolidated financial statements is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         /s/ Arthur Andersen LLP
                                         ARTHUR ANDERSEN LLP


Minneapolis, Minnesota
April 4, 1997

                           INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Great Lakes Aviation, Ltd.:

We have audited the accompanying consolidated balance sheet of Great Lakes Aviation, Ltd. (an Iowa Corporation) and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements we have also audited the financial statement schedule for the year ended December 31, 1997. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has suffered significant losses in each of the last three years, and a result has insufficient liquidity to pay its obligations as they come due, and has defaulted on certain financial and operating agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Des Moines, Iowa                    /S/ KPMG Peat Marwick LLP
April 15, 1998                          KPMG PEAT MARWICK LLP

                  GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                         DECEMBER 31, 1997 AND 1996

                                                                          1997              1996
                                                                          ----              ----

                                              ASSETS

Current assets:
   Cash                                                             $      5,784          6,676,333
   Restricted funds - interest bearing deposits (note 5)               2,246,725               -
   Accounts receivable, net of allowance for doubtful accounts
      of approximately $923,000 and $150,000, respectively.            5,472,896          7,273,766
   Inventories, net (note 2)                                          12,288,428         12,668,615
   Prepaid expenses and other current assets                             817,787          2,253,700
                                                                    ------------        -----------
       Total current assets                                           20,831,620         28,872,414
                                                                    ------------        -----------

Property and equipment:
   Flight equipment (note 5)                                          46,780,941         98,281,251
   Other property and equipment                                        4,185,636          3,863,011
   Less accumulated depreciation and amortization                     (9,656,199)       (14,901,196)
                                                                    ------------        -----------
       Total property and equipment                                   41,310,378         87,243,066
                                                                    ------------        -----------

Other assets                                                           1,616,448          2,493,869
                                                                    ------------         ----------
                                                                    $ 63,758,446        118,609,349
                                                                    ------------        -----------
                                                                    ------------        -----------


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current maturities of long-term debt           $ 10,306,234         11,667,911
   Accounts payable                                                    9,461,676         13,089,639
   Accrued Brasilia disposal and lease termination costs (note 2)      1,858,492              -
   Deferred lease payments                                             1,366,816            137,680
   Accrued liabilities and unearned revenue                            3,433,302          3,374,393
                                                                    ------------        -----------
      Total current liabilities                                       26,426,520         28,269,623
                                                                    ------------        -----------

Long-term debt, net of current maturities                             28,471,492         65,985,694
Deferred lease payments                                                3,246,598              -
Deferred credits                                                       4,487,196          5,614,116

Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares
     authorized, 7,589,121 and 7,586,326 shares issued
     and outstanding at December 31, 1997 and 1996                        75,891             75,863
   Paid-in capital                                                    29,577,371         28,919,765
   Accumulated deficit                                               (28,526,622)       (10,255,961)
                                                                    ------------        -----------
      Total stockholders' equity                                       1,126,640         18,739,667

Commitments and contingencies (notes 2, 4, 7, and 9).
                                                                    ------------        -----------
                                                                    $ 63,758,446       $118,609,349
                                                                    ------------        -----------
                                                                    ------------        -----------



See accompanying notes to consolidated financial statements.

                  GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                        1997            1996           1995
                                                        ----            ----           ----
Operating revenues:
  Passenger                                        $ 75,204,197     104,016,017     78,574,780
  Public Service                                      6,130,964       3,512,156      2,639,857
  Freight, charter, and other                         2,454,836       2,141,517      2,981,448
                                                   ------------     -----------     ----------
    Total operating revenues                         83,789,997     109,669,690     84,196,085
                                                   ------------     -----------     ----------
Operating expenses:
  Salaries, wages, and benefits                      22,091,493      27,800,983     21,406,644
  Aircraft fuel                                      13,206,289      19,377,128     14,180,745
  Aircraft maintenance materials and repairs          7,040,982      13,247,641      9,229,072
  Commissions                                         5,552,485       7,704,342      6,211,491
  Depreciation and amortization                       4,191,856       5,633,535      6,029,464
  Aircraft rental                                    10,712,135      11,643,163      5,212,603
  Other rentals and landing fees                      5,442,825       6,793,660      5,369,654
  Other operating expense                            19,968,330      25,871,443     17,314,726
  Shutdown and other nonrecurring
   expenses (note 2)                                  9,233,839            --             --
                                                   ------------     -----------     ----------
    Total operating expenses                         97,440,234     118,071,895     84,954,399
                                                   ------------     -----------     ----------
    Operating loss                                  (13,650,237)     (8,402,205)      (758,314)
Interest expense                                     (4,620,424)     (5,874,609)    (7,282,294)
Gain on sale of slots                                      --              --        3,850,000
                                                   ------------     -----------     ----------
    Loss before income taxes                        (18,270,661)    (14,276,814)    (4,190,608)
Benefit for income taxes                                   --        (1,453,640)    (1,503,000)
                                                   ------------     -----------     ----------
    Net loss                                       $(18,270,661)    (12,823,174)    (2,687,608)
                                                   ------------     -----------     ----------
                                                   ------------     -----------     ----------
Basic and diluted loss per share                   $      (2.41)          (1.69)          (.35)
                                                   ------------     -----------     ----------
                                                   ------------     -----------     ----------
Weighted average shares outstanding                   7,588,792       7,585,405      7,578,779
                                                   ------------     -----------     ----------
                                                   ------------     -----------     ----------


See accompanying notes to the consolidated financial statements.

                  GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                             Retained
                                        Common stock                         earnings
                                   ----------------------      Paid-in     (accumulated
                                     Shares      Amount        capital       deficit)           Total
                                     ------      ------        -------       --------           -----
Balance at December 31, 1994       7,575,000     $75,750     28,870,946      5,254,821       34,201,517
Issuance of common stock               5,723          57         26,256           --             26,313
Net loss                                --          --             --       (2,687,608)      (2,687,608)
                                   ---------     -------     ----------    -----------      -----------
Balance at December 31, 1995       7,580,723      75,807     28,897,202      2,567,213       31,540,222
Issuance of common stock               5,603          56         22,563           --             22,619
Net loss                                --          --             --      (12,823,174)     (12,823,174)
                                   ---------     -------     ----------    -----------      -----------
Balance at December 31, 1996       7,586,326      75,863     28,919,765    (10,255,961)      18,739,667
Issuance of common stock               2,795          28          7,606           --              7,634
Issuance of warrant                     --          --          650,000           --            650,000
Net loss                                --          --             --      (18,270,661)     (18,270,661)
                                   ---------     -------     ----------    -----------      -----------
Balance at December 31, 1997       7,589,121     $75,891     29,577,371    (28,526,622)       1,126,640
                                   ---------     -------     ----------    -----------      -----------
                                   ---------     -------     ----------    -----------      -----------


See accompanying notes to consolidated financial statements.

                           GREAT LAKES, LTD. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                       1997             1996             1995
                                                                       ----             ----             ----
Operating activities:
  Net (loss)                                                       $(18,270,661)    (12,823,174)      (2,687,608)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Write down of Brasilia assets and accrued disposal costs        1,299,431             -                -
      Depreciation and amortization                                   4,888,896       5,633,535        6,029,464
      Loss on disposal of assets, net                                   312,291             -                -
      Deferred income taxes                                                 -        (1,453,640)      (1,503,000)
      Change in operating items:
        Accounts receivable, net                                      1,748,979       1,206,433       (2,147,639)
        Inventories, net                                             (1,797,983)     (2,098,072)      (1,926,992)
        Prepaid expenses and other current assets                     1,633,016         195,868         (365,328)
        Deposits on flight equipment                                   (324,500)        352,772        2,869,228
        Accounts payable and accrued liabilities                     (1,582,275)      5,427,236        3,841,659
        Deferral of lease payments                                    5,255,598             -                -
                                                                   ------------     -----------       ----------
          Net cash provided by (used in) operating activities        (6,837,208)     (3,559,042)       4,109,784
                                                                   ------------     -----------       ----------

Investing activities:
  Purchases of flight equipment and other property and equipment     (1,058,732)     (2,607,852)     (18,222,790)
  Proceeds from the sale of flight equipment                          2,246,725      21,254,048        5,930,305
  Purchase of certificate of deposit                                 (2,246,725)            -                -
  Increase in other assets                                              220,045        (973,642)        (672,974)
                                                                   ------------     -----------       ----------
          Net cash provided by (used in) investing activities          (838,687)     17,672,554      (12,965,459)
                                                                   ------------     -----------       ----------

Financing activities:
  Proceeds from issuance of debt                                      4,300,000      11,166,726       21,543,745
  Repayment of long-term debt                                        (3,302,288)    (25,411,040)     (11,325,759)
  Proceeds from sale of common stock                                      7,634          22,619           26,313
                                                                   ------------     -----------       ----------
          Net cash provided by (used in) financing activates          1,005,346     (14,221,695)      10,244,299
                                                                   ------------     -----------       ----------
          Net change in cash                                         (6,670,549)       (108,183)       1,388,624

Cash:
  Beginning of year                                                   6,676,333       6,784,516        5,395,892
                                                                   ------------     -----------       ----------
  End of year                                                      $      5,784       6,676,333        6,784,516
                                                                   ------------     -----------       ----------
                                                                   ------------     -----------       ----------
Supplementary cash flow information:
  Cash paid during the year for:
    Interest                                                       $  4,026,281       6,024,469        7,483,323
    Income taxes                                                            -               -                -
                                                                   ------------     -----------       ----------
                                                                   ------------     -----------       ----------
  Noncash transactions-
    Deferred manufacturers' incentives received as:
        Property and equipment                                     $        -               -          1,845,660
        Inventories                                                         -           690,000          935,827
        Other assets                                                        -               -            325,697
        Prepaid expenses                                                    -           700,000              -
                                                                   ------------     -----------       ----------
                                                                   $        -         1,390,000        3,107,184
                                                                   ------------     -----------       ----------
                                                                   ------------     -----------       ----------
    Reduction of notes payable through sale-leaseback transactions $ 40,633,798           -                  -
    Issuance of warrant                                                 650,000           -                  -
    Conversion of lease obligation to notes payable                     528,629           -                  -
    Conversion of accounts payable to notes payable                   1,798,829           -                  -
    Flight equipment exchanged for payment of notes payable             950,000           -                  -
                                                                   ------------     -----------       ----------
                                                                   $ 44,561,256           -                  -
                                                                   ------------     -----------       ----------
                                                                   ------------     -----------       ----------
    Conversion of capital leases into operating leases            $        -             -           14,202,584
                                                                   ------------     -----------       ----------
                                                                   ------------     -----------       ----------

See accompanying notes to consolidated financial statements.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1997 AND 1996

(1)  CORPORATE ORGANIZATION AND BUSINESS

     CORPORATE ORGANIZATION

     The consolidated financial statements include the accounts of Great
          Lakes Aviation, Ltd. (Great Lakes) and its wholly owned subsidiary, RDU Inc. (RDU), referred to collectively herein as the Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

     BUSINESS

     As of December 31, 1997, the Company provides scheduled passenger and air freight service via two marketing identities (United Express and Great Lakes Airlines), the first of which operates under a code-sharing agreement.

     The Company operates as United Express under a cooperative marketing agreement (United Express Agreement) with United Airlines, Inc. (United) and provides service to 50 destinations in the Upper Midwest as of December 31, 1997. The United Express Agreement expired December 31, 1997, which had been extended on a monthly basis from April 25, 1997. The Company and United are currently operating under the terms of the previous United Express Agreement (see note 3). Approximately 50 percent, 45 percent, and 40 percent of the United Express passengers connected with United for the years ended December 31, 1997, 1996, and 1995, respectively. Outside the scope of the United Express Agreement, the Company serves limited destinations in the Upper Midwest as Great Lakes Airlines.

     From October 1, 1995 to May 16, 1997, the Company operated as a "Midway
          Connection" carrier under a cooperative marketing agreement (Midway Connection agreement) with Midway Airlines, Inc. (Midway) and served Raleigh/Durham from 14 destinations in eight states located along the East Coast as of December 31, 1996. Approximately 50 percent of Midway Connection passengers connected with Midway. The Midway Connection operation was terminated on May 16, 1997 after the Company temporarily suspended flight operations (see note 2).

     In August 1995, the company foreclosed under a security Agreement and acquired certain assets of Arizona Airways. Inc. From August 1995 to May 16, 1997, the company served nine destination in Arizona, New Mexico, and Mexico (collectively, the Southwest) as Great Lakes Airlines. The Company terminated their operations in the Southwest after the company temporarily suspended flight operation (see note
          2).

     Revenues during 1997, 1996, and 1995 were derived 84 percent, 79 percent and 97 percent from United Express operations, 8 percent, 13 percent and 1 percent from Midway Connection and 8 percent, 8 percent and 2 percent from Great Lakes Airlines operations.

     During October 1995, the Company sold certain landing and takeoff slots at Chicago O'Hare airport to United, generating a gain of $3,850,000 (see note 9).

                                        29                           (Continued)

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(2)  SHUTDOWN AND OTHER NONRECURRING EXPENSES

     Under terms of a consent order (the Order) with the Federal Aviation
          Administration (FAA), the Company temporarily suspended its flight operations on May 16, 1997 and resumed flight operations on a limited basis on May 23, 1997 (the Shutdown). Under terms of the Order, the Company was assessed a civil penalty of $1,000,000, of which $700,000 of the civil penalty will not be paid if the Company complies with all terms of the Order for a one year period ending
          May 23, 1998. The Order, among other things, required the Company inspect each aircraft and demonstrate to the FAA's satisfaction that the Company has sufficient equipment, qualified personnel, manuals, systems and financial resources to safely conduct operations. As of December 31, 1997, the Company believes that it has complied with the terms of the Order and Management anticipates doing so through the end of the Order. The Company's results for 1997 reflect a charge of $300,000 for the portion of the penalty paid to date.

     Subsequent to the Shutdown, the Company incurred continuing operating expenses, significant maintenance expenses and other expenses related to the shutdown. Those expenses have been included in the statement of operations and are classified as shutdown and other nonrecurring expenses.

     When flight operations were resumed, on reduced basis on May 23, 1997, the Company terminated its flight operations as Midway Connection and as Great Lakes Airlines in the Southeastern and Southwestern United States, respectively. The costs related to the termination of operations in those areas are included in shutdown and other nonrecurring expenses.

     In connection with the reduced flight operations discussed above, the Company has identified seven Embraer Brasilia 30 passenger aircraft (Brasilia) (including two aircraft which were returned to the lessor in June, 1997 as discussed in note 5), as being excess, which are not needed by the Company to conduct its core United Express operation servicing Chicago O'Hare, and to a lessor extent Denver and Minneapolis. Additionally, the Company has four Beechcraft
          1900C 19 passenger aircraft which are idle at December 31, 1997. Subsequent to May 16, 1997, the Company has disposed of thirteen Beechcraft 1900C aircraft considered to be excess though sales or leasing or subleasing arrangements to other parties.

     The Company's intent is to dispose of seven Brasilia aircraft (including two aircraft which were returned to the lessor in June, 1997 as discussed in note 5). The Company has, consistent with its intent to dispose of seven Brasilia aircraft, reduced the carrying value of owned aircraft to their estimated net realizable value, accrued future lease payments estimated to be unrecoverable, accrued estimated lease termination costs, and reduced the carrying value of the related Brasilia spare part inventories to their net realizable value. In February 1998, the Company entered into an agreement to sell all of their remaining Brasilia aircraft and their Brasilia spare part inventories and began negotiating with the lessors and creditors for release of the Brasilia aircraft. In April 1998, the Company determined that they have a continued need for five of their Brasilia aircraft, and began negotiating with the other party for a modification of the agreement. As of April 15, 1998, the existing agreement to sell all of the Company's Brasilia aircraft has not been modified, and there can no assurance that the other party will agree to the modification. As discussed above, consistent with the Company's intent, the Company has accrued diposal and lease termination costs for seven Brasilia aircraft. Under terms of the existing agreements, the Company has disposed of three aircraft to date. Management expects that four additional Brasilia aircraft will be disposed of during the remainder 1998. Management currently expects that it will continue to utilize the five remaining Brasilia aircraft in its operations. However, if management latter determines to dispose of these aircraft, it is likely that a substantial additional charge to operations would be required.

                                      30                           (Continued)

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(2)  SHUTDOWN AND OTHER NONRECURRING EXPENSES, CONTINUED

     Shutdown and other nonrecurring expenses in 1997 consist of the following:

     FAA civil penalty                                                    $  300,000
     Shutdown and termination of the Company's
       operations in the Southeast and Southwest
       United States costs
         Grounded aircraft (rental and depreciation)          $3,970,531
         Employee related                                      2,881,594
         Repairs and maintenance                                 575,686
         Facilities rental                                       198,335
         Other                                                     8,262   7,634,408
                                                              ----------
                                                              ----------
     Accrued Brasilia disposal and lease termination
       costs, net of the reversal of related deferred credits              1,299,431
                                                                          ----------
                                                                          $9,233,839
                                                                          ----------
                                                                          ----------


(3)  LIQUIDITY AND GOING-CONCERN MATTERS

     The Company has suffered significant losses in each of the last three years, and as a result, has had insufficient liquidity to pay its obligations as they come due, and has defaulted on certain financial and operating agreements. These matters raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully negotiating deferrals or a restructuring of its financial obligations, negotiating extended terms under its major operating agreements, and ultimately, returning to sustained profitability. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company were forced to discontinue its operations.

     Raytheon Aircraft Corp. and its financing affiliates (collectively, "Raytheon") is the Company's primary aircraft supplier and largest creditor. The Company has financed all 37 of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also extended the Company a $5 million line of credit and a $4 million short term note both of which are secured by accounts receivable and Beech aircraft spare parts and equipment (collectively, the "Raytheon Agreements"). The Raytheon Agreements went into default in 1997 due to the Company's nonpayment of scheduled amounts due. The Raytheon Agreements also contain cross-default provisions which may be triggered if the Company's obligations to other creditors are accelerated as a result of nonpayment of those obligations. The default provisions of the Raytheon Agreements give Raytheon the right to accelerate certain amounts due under the Raytheon Agreements or repossess the aircraft or other assets securing the Raytheon Agreements.

                                      31                           (Continued)

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(3)  LIQUIDITY AND GOING-CONCERN MATTERS, CONTINUED

     The Company reached agreements with Raytheon in the third quarter of 1997 resulting in the restructuring of all of its Raytheon aircraft agreements, which cured all defaults with Raytheon and allowed the Company to defer certain lease payments (see note 5). The $4 million short term note, discussed above, which originally expired in July 1997, has been extended to June 30, 1998. While the Company intends to seek a further extension of the loans there can be no assurance that Raytheon will agree to further extensions.

     In addition, the Company has financed 11 of its Brasilia aircraft through five lease and debt agreements with other unrelated entities (collectively, the "Brasilia Agreements"). During 1997, all of the Brasilia Agreements went into default due to nonpayment of scheduled amounts due. One of these Brasilia Agreements has been subsequently modified to allow deferral of payment of the scheduled amounts. Except as discussed in the following paragraph, the Company has cured all of the other Brasilia Agreement defaults during the year, either by entering into a short term note agreement or by making the payments current. Remedies available under the default provisions of the Brasilia Agreements have not been exercised, but include possible repossession and resale of the related aircraft, with the Company being responsible to pay any shortfall between such sale proceeds and the balance of the underlying obligations.

     The Company has returned two Brasilia aircraft to a lessor in June 1997.
          In addition the Company has entered into a short term note agreement in August 1997 with the lessor which covered unpaid rentals due at that time. In 1998, the Company's lease agreement was terminated, the Company is currently in negotiation with the lessor in respect to unpaid rentals, lease termination costs and the outstanding balance of a short term note agreement. The Company has accrued estimated lease termination costs in the 1997 financial statements. Actual results of these ongoing negotiations of the lease termination could differ materially from these estimates.

     As discussed in note 2, the Company has signed an agreement to deliver all remaining of its Brasilia aircraft (including the two discussed above) to another party through sales and lease agreements (as discussed above, the Company is currently negotiating a modification of the agreement to sell all of their Brasilia aircraft, and intends on disposing seven Brasilia aircraft). The Company is currently in negotiations with the other related Brasilia aircraft lessors and creditors to terminate the existing leases and debt arrangements that would allow them to deliver the aircraft. In the first quarter of 1998, the Company has entered into a lease termination agreement with one of their Brasilia lessors that leases the Company two Brasilia aircraft. There can be no assurance that the Company will be able to reach other acceptable agreements with the remaining Brasilia lessors and creditors that will allow them to deliver the aircraft under terms of the agreement. As of December 31, 1997, the Company has accrued estimated costs related to lease terminations and losses expected from the sale of owned aircraft and related spare parts. Actual results from the disposition of the Brasilia aircraft could differ materially from these estimates.

     During 1996 and through the third quarter of 1997, the Company has extended and increased the past due amounts owed to its trade vendors. The Company entered into several short term note agreements totaling approximately $1.8 million with vendors allowing them to pay the remaining balances, generally over a one year period. As of December 31, 1997 the Company had remaining short term note balances related to these agreements of approximately $.7 million. The Company has also entered into various other agreements with trade vendors allowing them to continue operations. The Company has significantly reduced the total trade payable balances during the third and fourth quarters of 1997, but continues to have a significant amount of trade payables past due. There can be no assurance that the Company's trade vendors will continue to supply the Company with goods and services on terms acceptable to the Company or that they will further agree to any credit accommodations on past due amounts owed.

                                      32                            (Continued)

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(3)  LIQUIDITY AND GOING-CONCERN MATTERS, CONTINUED

     On April 25, 1997, the United Express Agreement expired. The United
          Express Agreement was extended on a monthly basis until December 31, 1998. In 1998, the Company and United have operated under the terms of the previous United Express Agreement. Currently, the Company is in default of a covenant of the previous United Express Agreement as a result of its nonpayment of invoices when due. The Company earns the majority of its revenues under the United Express Agreement and, in exchange for certain per passenger fees, receives certain benefits from its relationship with United including the listing of its flights under United's computer reservation system code. Management is negotiating with United to renew the United Express Agreement. While management believes that initial discussions have been favorable, there can be no assurance that such negotiations will be successful or that the United Express Agreement will be renewed or extended on terms acceptable to the Company.

     Since its inception in October 1995 until May 16, 1997, significant operating losses were incurred from the Company's operations under the Midway Connection Agreement. This is partially attributable to the fact that Midway reduced the number of aircraft in its operation early in 1996 rather than expanding operations as it had originally planned. This reduced the number of connecting opportunities for the Company's flights and, in turn, potential traffic which could use the Company's services. During the first quarter of 1997, the Company eliminated certain unprofitable routes and the number of aircraft committed to Midway services was reduced from twelve to ten.

     As discussed in note 2, the Company terminated all of their operations as a Midway Connection serving the Southeastern United States, following the temporary suspension of flight operations on May 16, 1997. The remaining ten aircraft that had been committed to serving the Southeastern United States, after being recertified by the FAA, were returned to serving in the Company's core operation in the Midwest, are currently idle and are considered to be in excess to the Company's current operating needs or have been subleased to other parties. The Company and Midway are currently negotiating on the final settlement of their agreement that was to expire on October 1, 1997. The settlement is not expected to have a material adverse effect on the financial statements or operations of the Company.

     The Company has made several revisions to its flight schedule in 1997, including as previously discussed, the termination of operations as Midway Connection in the Southeastern United States and as Great
          Lakes Airlines in the Southwestern United States. Additionally in the first quarter of 1998, the Company has announced its plan to operate certain routes as United Express serving the Western United States out of Denver. It is anticipated the Company will start flying the additional routes in the second quarter of 1998. The Company has continued to analyze opportunities in 1997 and the first quarter of 1998 to improve its revenues, to increase revenue passenger yields, and reduce operating expenses. The Company is also analyzing opportunities to rationalize its capacity levels, optimize its aircraft fleet and mix (including, as previously discussed eliminating seven Brasilia aircraft from its operations), and improve the deployment of its capacity. As part of the Consent Order, the Company must satisfy the FAA that they have aircraft, personnel, and other resources prior to commencing operations of new routes. The Company is currently negotiating to obtain additional Beechcraft 1900D 19 passenger aircraft, principally through lease agreements. Finally, the Company has recently negotiated improved terms and subsidy rates on certain of its routes subsidized by the U.S. Department of Transportation under the Essential Air Service program.

                                      33                            (Continued)

                  GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(3)  LIQUIDITY AND GOING-CONCERN MATTERS, CONTINUED

     There can be no assurance the operational improvement initiatives the Company has taken in 1997 and in the first quarter of 1998 will result in improved operating performance or sustained profitability. Additionally, there can be no assurance that the agreements the Company has reached with their trade vendors and creditors will continue on terms that are acceptable to the Company. If the Company is unsuccessful in its efforts, it may continue to be unable meet its current and future obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values, potentially including seeking protection from its creditors under applicable bankruptcy laws.

(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ACCOUNTS RECEIVABLE

     Substantially all accounts receivable balances are due from various airlines, with approximately 55 percent of the December 31, 1997, balance and 42 percent of the December 31, 1996, balance due from United. All receivables are pledged as collateral securing a $5,000,000 line of credit and a $4,000,000 short term note.

     INVENTORIES

     Inventories consist of flight equipment spare parts and fuel and are stated at the lower of average cost or market. An allowance for depreciation is provided at rates which depreciate the cost of flight equipment spare parts, less estimated residual value, over the estimated useful lives of the related aircraft. The accumulated allowances were $3,513,000 and $3,082,000, respectively, at December 31, 1997 and 1996. At December 31, 1997, inventories include the estimated realizable value of $2,008,000 Brasilia related spare parts, of which the Company intends to dispose. Expendable parts are charged to maintenance expense as used. Inventories consisting of Beech aircraft spare parts and equipment have been pledged as collateral securing a $5,000,000 line of credit and a $4,000,000 short term note.

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

     Maintenance and repairs, including periodic aircraft overhauls, are expensed as incurred.

     OTHER ASSETS

     Approximately $1,475,500 and $1,800,000 of long-term deposits on aircraft operating leases at December 31, 1997 and 1996, respectively, were included in other assets.

                                      34                           (Continued)

                  GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     DEFERRED LEASE PAYMENTS

     During 1997, the Company failed to make scheduled payments on several leases and subsequently renegotiated substantially all of their lease agreements. The renegotiated leases contain higher monthly payments and or longer payment terms than the original agreements. The unpaid rentals have been accrued and expensed in the period to which they related and are being amortized over the new lease terms of the aircraft as a reduction in future operating costs.

     DEFERRED CREDITS

     The Company has received various incentives in the form of interest rate subsidies and spares parts in connection with the acquisition of new aircraft. Incentives, other than those related to certain Brasilia Aircraft, which the Company intends to dispose (see note
          2), are being amortized as a reduction of rent expense or interest expense over the term of the related agreement.

     REVENUE RECOGNITION

     Passenger revenues are recorded as income when the respective services are rendered. Liability for unused tickets issued by the Company is recorded as unearned revenue. The Company also receives public service subsidy revenues for serving certain communities that do not generate sufficient traffic to fully support profitable air service, which are recorded as income as the agreed upon air service is furnished by the Company.

     FREQUENT FLYER AWARDS

     The Company operates under a code-sharing agreement with United, and participates in its frequent flyer program. The Company has not deferred any revenue or accrued for incremental costs for mileage accumulation relating to these programs, as the impact has not been material.

     INCOME TAXES

     The Company accounts for deferred income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for differences in the financial statement carrying values of assets and liabilities and their respective tax bases at tax rates expected to be in effect when the temporary differences reverse.

     LOSS PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings Per
          Share" was adopted by the Company effective December 31, 1997. This statement replaces the primary and fully diluted earnings per share
          (EPS) disclosures with basic and diluted EPS disclosures.

                                      35                           (Continued)

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     LOSS PER SHARE, CONTINUED

     Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are computed by dividing net loss by the weighted average number of shares and all dilute potential shares outstanding during the year. Since the Company has suffered net losses in each of the three years ended December 31, 1997, 1996 and 1995, the adoption of SFAS 128 did not effect previously reported loss per share data (basic). Diluted per share amounts are not presented as the consideration of potential shares would have reduced the reported losses per share. See notes 6 and 8 for a description of certain warrants and stock options which could materially effect earnings per share in the future.

     STOCK OPTIONS

     The Company accounts for employee stock options using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." (APB No. 25).

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

     RECLASSIFICATIONS

     Certain balances in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on net loss or stockholders' equity as previously reported.

                                      36                           (Continued)

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(5)  FLIGHT EQUIPMENT

     The Company's airline fleet consisted of Beechcraft Model 1900
          (Beechcraft) 19-passenger and Embraer Brasilia 30-passenger aircraft summarized as follows at December 31:


                                              1997                                 1996
                              -------------------------------------  ----------------------------------
                               Beechcraft   Beechcraft                Beechcraft   Beechcraft

                                  1900C       1900D       Brasilia      1900C       1900D       Brasilia
                                  -----       -----       --------      -----       -----       --------
Owned                               7           -             4           15           6             4
Operating leases                   12          18             6            9          12             8
Leased/subleased aircraft          (8)          -             -            -           -             -
                                  ---         ---           ---          ---         ---           ---
                                   11          18            10           24          18            12
                                  ---         ---           ---          ---         ---           ---
                                  ---         ---           ---          ---         ---           ---

     The above table does not include two Brasilia aircraft that were returned to the lessor in 1997, as discussed in the following paragraphs. As discussed in note 2, the Company has determined that the seven Brasilia aircraft (including the two that were returned to the lessor, discussed above) will not be needed to conduct operations in the future, and the Company plans to dispose of such aircraft in 1998.

     During 1995, the Company and Raytheon amended the terms of certain aircraft lease agreements which were recorded by the Company as capital leases. Under the terms of then new amended agreements, these leases met the criteria for treatment as operating leases. The gain resulting from these transactions was not material. As discussed in the following paragraphs, these agreements were again amended in 1997.

     Since January 1, 1996, the Company has taken delivery of ten new
          Beechcraft 1900D aircraft. All of these aircraft had been initially financed by the manufacturer under 14-1/2 year operating leases. As discussed in the following paragraphs, the agreements were amended in 1997. In connection with the lease of these new Beechcraft 1900D aircraft, the Company acquired the right to sell Raytheon certain Beechcraft 1900C aircraft at prices equal to the balance owed on the aircraft.

     During 1996, the Company sold eight aircraft to Raytheon and leased them back under 12-year operating leases with an option to return upon 30-day notice during the first two years. Gains and losses on these transactions were amortized over the first two years of the lease agreement because that was the maximum term for which the Company expected to retain the aircraft. Seven of the aircraft were returned to Raytheon in 1996 and 1997. The remaining aircraft was destroyed in November 1996.

     During 1997, the Company renegotiated 17 operating lease agreements under which the Company failed to make timely lease payments to Raytheon. The new lease agreements have terms ranging from 7-1/2 years to 15 years. The new lease agreements generally require higher monthly lease payments than the previous lease agreements. The unpaid rentals due at the time the leases were re-negotiated have been accrued and expensed in the 1997 financial statements and are being amortized over the term of the new agreements to offset the effect of the higher future lease payments. The transaction did not result in a gain or loss

                                      37                           (Continued)

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(5)  FLIGHT EQUIPMENT, CONTINUED

     During 1997, the Company sold eleven aircraft to Raytheon and leased them back under operating leases with various terms ranging from 8-1/2 years to 18 years. The gains and losses on these transactions are being amortized over the term of the lease agreements.

     During 1997, the Company sold two Beechcraft 1900C aircraft to Raytheon for an aggregate sale price of $5.8 million representing the balance owed on the aircraft. The aircraft were then purchased by a related party of the Company, re-leased under monthly operating lease agreements by the Company providing for monthly payments of $22,000 per aircraft and subsequently sub-leased to a third party under a short term lease agreement with the same terms as the lease. The sub-lease agreements expire in 1998.

     During 1997, the Company sold a Beechcraft 1900C that had previously been pledged as additional collateral under a lease agreement with a third party which covers two of its Brasilia aircraft. The proceeds from the sale were used to purchase a certificate of deposit which is pledged as collateral for the Brasilia lease. In the first quarter of 1998, the Company entered into an agreement with the lessor to terminate the Brasilia aircraft lease. A substantial portion of the certificate of deposit will be used to pay the lease termination costs. The lease termination costs have been accrued and reflected in the 1997 financial statements (see note 2).

     The Company has returned two Brasilia aircraft to a lessor in June
          1997. In addition the Company has entered into a short term note agreement in August 1997 with the lessor which covered unpaid rentals due at that time. In 1998, the Company's lease agreement was terminated, the Company is currently in negotiation with the lessor in respect to unpaid rentals, lease termination costs and the outstanding balance of a short term note agreement. The Company has accrued its best estimate of those costs in the 1997 financial statements. Actual results of these ongoing negotiations of the lease termination could differ materially from these estimates.

     As of December 31, 1997 lease commitments for aircraft were as follows:

                   BEECHCRAFT
                     1900                BRASILIA            TOTAL
                  ------------         -----------        -----------
1998              $ 12,378,000           5,615,000         17,993,000
1999                12,216,000           4,643,000         16,859,000
2000                12,216,000           4,319,000         16,535,000
2001                12,216,000           4,319,000         16,535,000
2002                12,216,000           4,319,000         16,535,000
Thereafter          84,882,000          29,697,000        114,579,000
                  ------------          ----------        -----------
                  $146,124,000          52,912,000        199,036,000
                  ------------          ----------        -----------
                  ------------          ----------        -----------


                                      38                           (Continued)

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(5)  FLIGHT EQUIPMENT, CONTINUED

     Rent expense under aircraft leases totaled $14,018,000 in 1997
        (including $3,306,000) in rentals related to grounded aircraft), $11,643,000 in 1996, and $5,513,000 in 1995. The Company's
        aircraft operating lease agreements contain restrictive covenants with which the Company must comply. The Company was in compliance with these covenants at December 31, 1997.

(6)  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and current maturities of long term debt consist of the following at December 31, 1997 and 1996:


                                                1997            1996
                                            ------------    ------------

     Term note to Raytheon (A)              $ 4,000,000               -
     Line of credit with Raytheon (B)         2,803,415       5,000,000
     Various short term notes, $300,000
      in 1997 is to a related party (C)       1,348,501       1,399,989
     Current maturities of long-term debt     2,154,318       5,267,922
                                            ------------    ------------
                                            $10,306,234      11,667,911
                                            ------------    ------------
                                            ------------    ------------

(A) The Company entered into a short term note with Raytheon in July 1997 which has been extended to June 30, 1998. The interest rate is variable and based on the prime lending rate, which at December 31, 1997 was 8.50 percent. The note is secured by accounts receivable and Beech aircraft spare parts and equipment and is cross collaterialized with the other Raytheon agreements.

(B) The Company entered into a $2.5 million line of credit with Raytheon, that was later amended to increase to a $5.0 million line of credit in August 1996. The line of credit expired on March 31, 1997, and has been extended to June 30, 1998. The line of credit is due upon demand. The interest rate is variable and based on the prime lending rate, which at December 31, 1997 and 1996 was 8.50 percent and 8.25 percent, respectively. The note is secured by accounts receivable and Beech aircraft spare parts and inventory and is cross collaterialized with the other Raytheon agreements.

(C) Various other short term notes consist of various trade notes, various lease payment default notes and related party notes in 1997, and various trade notes in 1996. During 1997 and 1996, the Company converted approximately $1.8 million each year in trade payables to short term notes. The notes require monthly payments and are due in 1998. The interest rates vary with the a maximum interest rate of 10.5 percent. The notes are unsecured. The related party note is payable to an entity controlled by the majority shareholder, and is due upon demand with interest at 12 percent.


                                      39                           (Continued)

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(6)  NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

     Long-term debt consist of the following at December 31, 1997 and 1996:


                                                1997         1996
                                            -----------   -----------
        Raytheon (D)                        $20,747,623    60,495,801
        Other long-term notes (E)             9,878,187    10,758,064
                                            -----------   -----------
                                             30,625,810    71,253,865
        Less current maturities of long
          term debt                           2,154,318     5,267,922
                                            -----------   -----------
                                            $28,471,492    65,985,943
                                            -----------   -----------
                                            -----------   -----------

     (D) The Raytheon notes consist of eight term notes in 1997 and twenty nine term notes in 1996. As discussed in note 5, many of the term notes outstanding at December 31, 1996 were repaid in connection with sale-leaseback transactions in 1997. Additionally all of the remaining notes were amended in 1997 due to payment defaults by the Company. The notes require monthly payments through October 2006. The interest rates on all of the remaining note agreements, after the amendments, are 7.50 percent at December 31, 1997 and ranged from 6.60 percent to 9.0 percent at December 31, 1996. The notes are collateralized by aircraft.

     (E) Other long term notes consist of three term notes in 1997 and 1996. The notes require monthly or quarterly payments through July 2007. The interest rates on the notes are approximately 9.05 percent at December 31, 1997 and 1996, respectively. The notes are collateralized by aircraft.

       The Company's aircraft note agreements contain restrictive covenants with which the Company must Comply. The Company was in compliance with these covenants at December 31, 1997.

       In connection with the refinancing of the Company's long-term notes, short term note agreements, and the restructuring of the Company's lease agreements, the Company issued Raytheon a warrant to purchase one million shares of the Company's stock, at the then current market price of the stock. The warrant is exercisable for ten years beginning July 16, 1998 at a price of $.75 per share. Accordingly, the Company has recorded a discount equal to the estimated fair value of the warrant on the date of issuance ($650,000), which is being amortized as additional interest expense over the weighted average life of the debt and lease agreements to which it relates. As of December 31, 1997, the remaining unamortized discount is $617,500, and is included above as a component of long-term debt.

       The fair value of the Company's debt instruments at December 31, 1997 and 1996, are not reasonably determinable considering the financial condition of the Company.

                                      40                        (Continued)

               GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(6) NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

      As of December 31, 1997, the long-term debt obligations due in the five subsequent years and thereafter were as follows:

                    Beechcraft
                       1900s        Brasilias      Total
                       -----        ---------      -----
      1998          $   743,501     1,410,817     2,154,318
      1999            2,080,061     1,782,342     3,862,403
      2000            1,700,921     1,988,360     3,689,281
      2001            1,837,571     2,908,082     4,745,653
      2002            1,985,151     1,368,549     3,353,700
      Thereafter      9,439,089     3,998,866    13,437,955
                    -----------    ----------    ----------
                    $17,786,294    13,457,016    31,243,310
                    -----------    ----------    ----------
                    -----------    ----------    ----------

(7) INCOME TAXES

    The components of the benefit for income taxes for the years ended
      December 31 are as follows:

                        1997          1996          1995
                        ----          ----          ----
      Current       $         -             -             -
      Deferred                -    (1,453,640)   (1,503,000)
                    -----------    ----------    ----------
                    $         -    (1,453,640)   (1,503,000)
                    -----------    ----------    ----------
                    -----------    ----------    ----------


    The federal statutory tax rate differs from the Company's effective income tax rate for the years ended December 31 as follows:

                                   1997      1996      1995
                                   ----      ----      ----
      Federal statutory rate     (34.0%)   (34.0%)    (34.0%)
      State income taxes,
        net of federal benefit     (4.0)     (4.0)      (4.0)
      Change in valuation
        allowance                  38.0      27.8        2.1
                                  -----     -----      -----
                                           (10.2%)    (35.9%)
                                  -----     -----      -----
                                  -----     -----      -----

    Deferred tax assets (liabilities) as of December 31 were as follows:

                                             1997            1996
                                             ----            ----
      Net operating loss carryforwards   $ 7,605,000      10,708,000
      Property and equipment              (3,150,000)     (9,916,000)
      Accrued liabilities and other        4,959,000       2,827,000
                                         -----------      ----------
                                           9,414,000       3,619,000
      Valuation allowance                 (9,414,000)     (3,619,000)
                                         -----------      ----------
        Total deferred tax asset
         (liability)                     $         -               -
                                         -----------      ----------
                                         -----------      ----------

    The Company has net operating loss carryforwards for federal income tax purposes totaling approximately $21,700,000 at December 31, 1997, expiring in years from 2005 through 2010.


                                      41                        (Continued)

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(8)  EMPLOYEE BENEFIT PLANS

     401(k)

     The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all employees. The Company matches up to 4 percent of participating employees' contributions. Company contributions totaled $276,000 in 1997, $316,000 in 1996, and $260,000 in 1995.

     STOCK OPTION PLANS

     In November 1993, the Company adopted The Great Lakes Aviation, Ltd.
          1993 Stock Option Plan and the 1993 Director Stock Option Plan (the Plans). Under the Plans, options to purchase an aggregate of not more than 600,000 shares of common stock may be granted from time to time to key employees, officers, and directors of the Company. Transactions involving the Plans for the years ended December 31, 1997, 1996, and 1995, were as follows:

                                                           Shares    Price per share
                                                          --------   ---------------
               Outstanding at December 31, 1994            275,000    $6.50-$11.00
               Terminated                                  (45,000)   $7.36-$11.00
               Repricing reduction                         (63,000)   $3.88-$11.00
                                                          --------
               Outstanding at December 31, 1995            167,000    $3.88-$11.00
               Granted                                      50,000    $3.75-$ 4.13
               Terminated                                  (47,500)   $3.88-$ 8.62
                                                          --------
               Outstanding at December 31, 1996            169,500    $3.88-$11.00
               Granted                                          -
               Terminated                                 (131,500)   $3.75-$ 4.13
                                                          --------
               Outstanding at December 31, 1997             38,000    $3.88-$11.00
                                                          --------
                                                          --------
               Exercisable at December 31, 1997             19,200    $3.88-$11.00
                                                          --------
                                                          --------
               Available for grant at December 31, 1997    562,000
                                                          --------
                                                          --------

     On May 19, 1995, the board of directors passed a resolution offering all employee option holders the option to reprice their current options at the then market price ($3.88) in exchange for 30 percent of their options. This offer was accepted by all employee stock option holders. The exercise dates were adjusted to reflect this change.

     The Company accounts for the Plans under APB No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plans been determined consistent with SFAS 123, the Company's pro forma net loss and loss per share would not have been materially different from its historical amounts.



                                      42                           (Continued)

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(8)  EMPLOYEE BENEFIT PLANS, CONTINUED

     EMPLOYEE STOCK PURCHASE PLAN

     The Company maintains an employee stock purchase plan. Under the plan, certain employees are eligible to purchase an aggregate of not more than 125,000 shares of the Company's common stock at 95 percent of the lower of the fair market value at the beginning or the end of the calendar year in which the shares are purchased. In 1998 and 1997, 1,722 and 2,795 shares were purchased with 1997 and 1996 payroll withholdings, respectively.

(9)  COMMITMENTS AND CONTINGENCIES

     In connection with the acquisition of the Brasilia aircraft, the Brazilian government has provided a financing subsidy to the Company in the form of semiannual payments directly to the Company. The Company has deferred those payments and amortized the payments over the term of the financing on a straight-line basis. For those seven Brasilia aircraft which the Company intends to dispose, the remaining deferred amount related to those aircraft was included as a reduction of the net book value of the owned Brasilia aircraft and as a reduction the estimated lease termination costs on leased Brasilia aircraft. The Company expects that it will transfer the right to receive future subsidy payments in connection with the sale of aircraft or termination of leases. The remaining subsidy payments are not collateralized or otherwise secured against the credit risk of the Brazilian government.

     The Company leases certain small aircraft used in its charter operations. Beginning in December 1994, two Beechcraft Model 1900 19-passenger aircraft used in airline operations were financed under operating leases from a company owned by Great Lakes' president and majority stockholder. Total payments under these leases were $830,000 in 1997, $884,000 in 1996, and $844,000 in
          1995.

     The FAA imposed penalties on the Company for non-compliance during the shutdown which occurred in May 1997. These penalties total $1,000,000, of which $700,000 has been suspended for the period of 12 calendar months from the date of the Consent Order, and shall be waived if the Company complies with all the terms and conditions of the Consent Order. The $300,000 minimum penalty has been expensed during 1997. The remaining $700,000 has not been accrued as the Company believes that it has and will comply with the Consent Order for all relevant periods.

     NONAIRCRAFT LEASE COMMITMENTS

     The Company leases certain hanger and terminal facilities under operating leases, which provide for approximate future minimum lease payments, as follows:

                         1998                 $2,532,000
                         1999                    150,000
                         2000                    146,000
                         2001                     38,000
                         2002                     18,000
                         Thereafter                3,000
                                              ----------
                                              $2,887,000
                                              ----------
                                              ----------

                                      43                           (Continued)

                  GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(9)  COMMITMENTS AND CONTINGENCIES, CONTINUED

     SLOT ALLOCATIONS

     On August 29, 1995, United exercised its contractual option and effective October 29, 1995, purchased ten of the Company's landing and takeoff slots at Chicago O'Hare airport for $3,850,000. The sale of the slots resulted in a gain of $3,850,000 which was recorded in the fourth quarter of 1995. These ten slots were the only slots owned by the Company which were not encumbered by requirements to provide essential air service to small communities. The Company had an agreement to lease these slots from United for $11,000 per month until May 1997. Thereafter, the Company has not paid any separate consideration for the use of these slots.

     United has an option which expired concurrently with the United Express
        Agreement in April 1997, which was extended on a monthly basis to December 31, 1997, to acquire all or any portion of the Company's slots for the lesser of their fair market value or certain specified maximum prices set forth in the option agreement. United did not exercise its option to purchase the slots prior to the expiration of the United Express Agreement. The maximum aggregate purchase price for the 54 slots was $26.2 million. United's acquisition of the slots would be subject to the approval of the U.S. Department of Transportation (DOT) and the assumption by United of essential air service responsibility to certain communities. In the event United acquires the slots, the Company has the right to lease the slots from United for a period of one year thereafter.

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


                                      44                           (Continued)

                  GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(10) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following presents selected quarterly unaudited financial data for each of the years ended December 31, 1997 and 1996 (in thousands, except for per share information):



                                     First      Second     Third      Fourth
                                    quarter    quarter    quarter     quarter    Year
                                    -------    -------    --------    -------    -----
                  1997
                  ----
Operating revenues                 $ 26,688   $ 19,340    $ 20,374   $ 17,408   $ 83,790
Excess aircraft, shutdown, and
   other nonrecurring expenses         -         4,217       2,638      4,512      9,234
Operating income (loss)              (3,174)    (5,363)        242     (7,488)   (13,650)
Net loss                             (4,787)    (6,823)     (1,045)    (7,748)   (18,271)
                                   --------   --------    --------   --------   --------
                                   --------   --------    --------   --------   --------
Net loss per share                 $   (.63)  $   (.90)   $   (.14)  $  (1.02)  $  (2.41)
                                   --------   --------    --------   --------   --------
                                   --------   --------    --------   --------   --------
Weighted average
   shares outstanding                 7,586      7,589       7,589      7,589      7,589

                  1996
                  ----
Operating revenues                 $ 23,140   $ 28,714    $ 31,174   $ 26,642   $109,670
Operating income (loss)              (2,937)       259         513     (6,237)    (8,402)
Net loss                             (2,773)    (1,155)     (1,008)    (7,887)   (12,823)
                                   --------   --------    --------   --------   --------
                                   --------   --------    --------   --------   --------
Net loss per share                 $   (.37)  $   (.15)   $   (.13)  $  (1.04)  $  (1.69)
                                   --------   --------    --------   --------   --------
                                   --------   --------    --------   --------   --------
Weighted average
   shares outstanding                 7,583      7,586       7,586      7,586      7,585


     The above financial data includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial data. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year.

                  GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    Additions
                                          -------------------------------
                          Balance at       Charged to        Charged to                          Balance at
Classification            Beginning         Costs and     Other Accounts-       Deductions-        End of
Year Ended December 31    of Period         Expenses        Describe (2)        Describe (1)       Period
1997
Inventory Reserves        $ 3,082,000     $ 2,172,000        $       -          $1,741,000       $ 3,513,000

1996
Inventory Reserves          1,380,000       2,332,000                -             630,000         3,082,000

1995
Inventory Reserves            937,000         678,000          132,000             366,000         1,380,000

(1) Deductions related principally to scrapped parts and the results of physical inventories.

(2)  Balance sheet adjustment for capital lease conversion.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Executive Officers" and "Election of Directors" in the Proxy Statement for Annual Meeting of Shareholders to be held June 12, 1998 (the "1998 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 1998 Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  DOCUMENTS FILED WITH THIS REPORT.

     (1)   See index to financial statements on page 23 of this report.

(b) REPORTS ON FORM 8-K. During the quarter ended December 31, 1997, the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

(c)  EXHIBITS

 3.1    Amended and Restated Articles of Incorporation.(1)
 3.2    Amended and Restated Bylaws.(1)
 4.1    Specimen Common Stock Certificate.(1)
10.1    Promissory Note payable to Raytheon in the amount of $3,445,000, dated
        December 30, 1992, together with related security agreement.(1)
10.2 Schedule identifying other Promissory Notes payable to Raytheon, which are substantially identical in all material respects to
        Exhibit 10.1.(1)
10.3    Form of Aircraft Lease Agreement dated March 6, 1990, by and between
        Raytheon and the Company.(1)
10.4    United Express Agreement, dated February 28, 1992, by and between
        United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.5    Standard Ground Handling Agreement, dated April 3, 1991, by and between
        United Air Lines, Inc. and the Company.(1)



10.6 United Express Fare Revenue Sharing Agreement, dated February 28, 1992, by and between United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.7    Letter Agreement, dated April 21, 1995, amending the United Express
        Agreement (certain portions deleted pursuant to request for confidential treatment).
10.8 United Express Interline Agreement, dated February 28, 1992, by and between United Air Lines, Inc. and the Company.(1)
10.9    O'Hare License Agreement, dated April 1, 1991, by and between United
        Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.10   Hector International Airport Terminal License Agreement, dated
        September 8, 1994, by and between United Air Lines, Inc. and the Company
        (certain portions deleted pursuant to request for confidential treatment).(1)
10.11 Airport/Airport Facilities Lease Agreement, dated November 1, 1989, by and between Minneapolis-St. Paul Airport and the Company.(1)
10.12   Great Lakes Aviation, Ltd. 1993 Stock Option Plan.(1)
10.13   1993 Director Stock Option Plan.(1)
10.14   Great Lakes Aviation, Ltd. Employee Stock Purchase Plan.(1)
10.15   Facilities Lease Agreement, dated February 18, 1992, by and between the
        City of Spencer, Iowa and the Company.(1)
10.16   Agreement in Principle, dated August 29, 1991, by and between United
        Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.17 Fifth Amendment to the Agreement in Principle, dated November 12, 1993, by and between United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.18   Aircraft Finance Agreement, dated March 1, 1994, by and between
        Raytheon and the Company.(2)
10.19   Aircraft Finance Agreement, dated March 1, 1994, by and between
        Raytheon and the Company.(2)
10.20   Negotiable Promissory Note dated March 30, 1996, from the Company to
        Raytheon Aircraft Credit Corporation.(2)
10.21   Negotiable Promissory Note, dated July 31, 1996, from the Company to
        Raytheon Aircraft Credit Corporation.(3)
10.22   Consent Order entered into by the Company and the Federal Aviation
        Administration on May 23, 1997. (4)
10.23   Warrant Agreement, dated July 23, 1997, by and between Raytheon
        Aircraft Credit Corporation and the Company.
11.     Statement regarding computation of per share earnings.(5)
        Consent of Independent Public Accountants
23.1    Consent of Arthur Andersen LLP
23.2    Consent of KPMG Peat Marwick
27.     Financial Data Schedule

----------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-71180 (the "Form S-1").
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(4)  Incorporated by reference to the Company's Form 8-K, File Number
     97616934, filed May 23, 1997.
(5) Income per common share amounts is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding. Common stock equivalents related to stock options which would have a dilutive effect based upon current market prices had no effect on net income per common share in each of the years presented in the Company's Statements of Income and, accordingly, this exhibit is not applicable to this filing.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GREAT LAKES AVIATION, LTD.

Dated: April 17, 1998                  By /s/ Douglas G. Voss
                                          -------------------------------------
                                          Douglas G. Voss,
                                          President and Chief Executive Officer


--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas G. Voss
---------------------------   President, Chief Executive Officer and Director
Douglas G. Voss

/s/ Steven J. Wagner
---------------------------   Vice President, Chief Accounting Officer
Steven J. Wagner

/s/ Richard A. Hanson
---------------------------   Vice President, Controller
Richard A. Hanson

/s/ Vernon A. Mickelson
---------------------------   Director
Vernon A. Mickelson

/s/ Gayle R. Voss
---------------------------   Director
Gayle R. Voss

/s/ Ivan L. Simpson
---------------------------   Director
Ivan L. Simpson