Form 10-Q
period 1998-03-31
GREAT LAKES AVIATION LTD
filed 1998-05-15
CIK 914397

                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------   -------------

Commission File No. 0-23224

                           GREAT LAKES AVIATION, LTD.
           --------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

            IOWA                                    42-1135319
-------------------------------         -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                      1965 330th Street, Spencer, Iowa 51301
                ----------------------------------------------------
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

                    YES                 NO    X
                       ------              ------

As of May 14, 1998 there were 7,590,843 shares of Common Stock, par value $.01 per share, issued and outstanding.

                                       INDEX
                                                                                Page
                                                                                -----
PART I.     FINANCIAL INFORMATION..............................................     3

ITEM 1.
         a) Condensed Consolidated Financial Statements........................     3

         b) Condensed Consolidated Balance Sheets
            March 31, 1998 and December 31, 1997...............................     3

         c) Condensed Consolidated Statements of Operations
            Three months ended March 31, 1998 and 1997.........................     4

         d) Condensed Consolidated Statements of Cash Flows
            Three months ended March 31, 1998 and 1997.........................     5

         e) Notes to Condensed Consolidated Financial Statements...............     6

ITEM 2.
         a) Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................     7

PART II.    OTHER INFORMATION..................................................    13

ITEM 5.     Other Information..................................................    13

ITEM 6.     Exhibits...........................................................    14

            SIGNATURES.........................................................    17


PART I:     FINANCIAL INFORMATION

ITEM 1
------

FINANCIAL STATEMENTS

                     GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share information)

                                                              March 31, 1998    December 31, 1997
                                                              --------------    -----------------
                                                                (unaudited)
                           ASSETS
CURRENT ASSETS:
  Cash                                                              $      -             $      6
  Restricted funds - interest bearing deposits                         1,124                2,247
  Accounts Receivable, net allowance for doubtful accounts
      of approximately $923 and $923 respectively.                     6,488                5,473
  Inventories, net                                                    11,660               12,288
  Prepaid expenses and other current assets                              858                  818
                                                              --------------    -----------------
                       Total Current Assets                           20,130               20,832
                                                              --------------    -----------------
PROPERTY AND EQUIPMENT:
  Flight Equipment                                                    46,781               46,781
  Other Property and Equipment                                         4,253                4,185
  Less - Accumulated Depreciation and Amortization                   (10,034)              (9,656)
                                                              --------------    -----------------
Total Property and Equipment                                          41,000               41,310
OTHER ASSETS                                                           1,616                1,616
                                                              --------------    -----------------
                                                                    $ 62,746             $ 63,758
                                                              --------------    -----------------
                                                              --------------    -----------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt            $ 13,400             $ 10,306
  Accounts Payable                                                    10,596                9,462
  Deferred lease payments                                              1,183                1,367
  Accrued liabilities and unearned revenue                             4,437                5,291
                                                              --------------    -----------------
                       Total Current Liabilities                      29,616               26,426
                                                              --------------    -----------------
LONG-TERM DEBT, net of current maturities                             27,783               28,471
DEFERRED LEASE PAYMENTS                                                3,632                3,247
DEFERRED CREDITS                                                       4,466                4,487
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 50,000,000 shares
    authorized, 7,590,843 and 7,589,121 shares issued and
    outstanding at March 31, 1998.                                        76                  76
  Paid-in Capital                                                     29,577              29,577
  Accumulated Deficit                                                (32,404)            (28,526)
                                                              --------------    -----------------
                       Total Stockholders' Equity                     (2,751)               1,127
                                                              --------------    -----------------
                                                                    $ 62,746             $ 63,758
                                                              --------------    -----------------
                                                              --------------    -----------------

Note: The Balance Sheet at December 31, 1997, has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See condensed notes to financial statements.

                     GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED MARCH 31

                                    (Unaudited)
               (in thousands, except share and per share information)

                                                               For the Three Months Ended March 31
                                                               ----------------------------------
                                                                    1998               1997
                                                               ---------------    ---------------
OPERATING REVENUES:
  Passenger                                                         $   15,130         $   24,377
  Public Service                                                         2,772              1,279
  Freight, charter and other                                               959              1,012
                                                               ---------------    ---------------
                        Total operating revenues                        18,861             26,668
                                                               ---------------    ---------------
OPERATING EXPENSES:
  Salaries, wages and benefits                                           6,079              7,476
  Aircraft fuel                                                          2,846              4,854
  Aircraft maintenance materials and repairs                             2,446              2,424
  Commissions                                                              998              1,835
  Depreciation and amortization                                            547              1,438
  Aircraft rental                                                        3,499              3,468
  Other rentals and landing fees                                         1,346              1,793
  Other operating expenses                                               4,121              6,554
                                                               ---------------    ---------------
                        Total operating expenses                        21,882             29,842
                                                               ---------------    ---------------
                        Operating income (loss)                         (3,021)            (3,174)
INTEREST EXPENSE                                                           857              1,613
                                                               ---------------    ---------------
                        Loss before income taxes                        (3,878)            (4,787)
INCOME TAX EXPENSE (BENEFIT)                                                 -                  -
                                                               ---------------    ---------------
NET LOSS                                                            $   (3,878)        $   (4,787)
                                                               ---------------    ---------------
                                                               ---------------    ---------------
BASIC AND DILUTED LOSS PER SHARE                                    $     (.51)        $     (.63)
                                                               ---------------    ---------------
                                                               ---------------    ---------------
WEIGHTED AVERAGE SHARES OUTSTANDING                                  7,589,370          7,586,341
                                                               ---------------    ---------------
                                                               ---------------    ---------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE THREE MONTHS ENDED MARCH 31
                                    (Unaudited)
                                   (in thousands)

                                                                  1998         1997
                                                                --------     --------
OPERATING ACTIVITIES:
  Net loss                                                       $(3,878)     $(4,787)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization                                  547        1,438
      Loss on sale of equipment                                        -           92
      Change in current operating items:
        Accounts receivable, net                                  (1,015)        (625)
        Inventories, net                                             628         (841)
        Prepaid expenses and deposits                                (40)      (1,145)
        Accounts payable and accrued liabilities                     582        3,921
                                                                --------     --------
          Net cash flows used in operating activities             (3,176)      (1,947)
                                                                --------     --------
INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (68)         (90)
  Proceeds from certificate of deposit                             1,123            -
                                                                --------     --------
          Net cash flows provided by
            investing activities                                   1,055          (90)
                                                                --------     --------
FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable and long term debt       3,955          104
  Repayment of notes payable and long term debt                   (1,840)        (124)
  Proceeds from sale of common stock                                   -            7
                                                                --------     --------
          Net cash flows used in financing activities              2,115          (13)
                                                                --------     --------

NET CHANGE IN CASH                                                    (6)      (2,050)

CASH:
  Beginning of Period                                                  6        6,676
                                                                --------     --------
  End of Period                                                  $     -      $ 4,626
                                                                --------     --------
                                                                --------     --------
SUPPLEMENTARY CASH FLOW INFORMATION:
    Cash paid during the period for-
      Interest                                                   $   760      $   239
                                                                --------     --------
                                                                --------     --------
    Noncash transactions-
      Deferred manufacturer's incentives received as:
        Property and equipment                                   $     -      $  (200)
                                                                --------     --------
                                                                --------     --------

The accompanying notes to consolidated financial statements are an integral part of these statements

                             GREAT LAKES AVIATION, LTD.
                   CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED
                            INTERIM FINANCIAL STATEMENTS


GENERAL

The consolidated financial statements included herein have been prepared by the Great Lakes Aviation, Ltd. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The foregoing financial statements contain an opinion by the Company's independent public accountants indicating substantial doubt as to the Company's ability to continue as a going concern.

The consolidated financial statements include the accounts of Great Lakes Aviation, Ltd. and its wholly owned subsidiary "RDU Inc.", referred to collectively as the Company. All significant inter-company transactions and balances have been eliminated in consolidation. RDU, Inc. currently has no activity and is not being utilized by the Company.

During the first fiscal quarter of 1998, the Company operated scheduled passenger and airfreight service under two marketing identities. The Company operates under a cooperative marketing agreement "United Express Agreement" with United Airlines, Inc. (United). During the first quarter of 1997, the Company also operated as Midway Connection under a code sharing agreement with Midway Airlines Corporation, and in the Southwestern United States and Mexico independently under its own code as Great Lakes Airlines. The service provided under these two operating identities was discontinued on May 16, 1997, although the Company still operates as Great Lakes Airlines on one route in the Midwest.

Revenues during the quarter ended March 31, 1998 were derived 96.8% from United Express operations and 3.2% from Great Lakes Airlines operations.

ITEM 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981, along the East Coast from October 1995 to May 1997, and in the Southwest and Mexico from August 1995 to May 1997. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United that expired April 25, 1997, but was extended through December 31, 1997. As of March 31, 1998, the Company served 51 destinations in 11 states with 318 scheduled departures each weekday.

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

The Company has returned to its historical core route structure with the primary focus being that of the United Express Marketing Relationship.
Within that relationship the Company is maximizing its operating advantage at Chicago's O'Hare Airport where the Company controls 74 operating slots and revenue passenger yields are highest and at United's Denver hub.

ESSENTIAL AIR SERVICE

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

At March 31, 1998, the Company served 21 essential air service communities on a subsidized basis. The Company received $6.1 million, $3.5 million and $2.6 million in essential air service subsidies for the years ended December 31, 1997, 1996 and 1995, respectively. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before it may terminate, suspend or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. The Company has negotiated increases in rates and added additional cities and flight frequencies for which it receives subsidy revenue. Subsidy rates in effect at April 14, 1998 are expected to generate essential air service revenues of approximately $18.6 million on an annualized basis, as follows:

                                                                     Annual
                                                                     Subsidy
                                                                      Rate
                                                     Order #      (in thousands)      Expires
                                                     --------     --------------      --------
Alpena/Sault Ste. Marie, MI                          97-09-15            $   398      12/31/98
Dickinson, ND                                        98-03-27                330       3/31/00
Fairmont, MN/Brookings, Yankton, SD/
  Devils Lake, Jamestown, ND/Norfolk, NE             97-08-09              4,070       7/31/99
Fergus Falls, MN                                     98-02-04 *              997         **
Ironwood, MI                                         97-07-06                493       6/30/98
Manistee, MI                                         96-12-42                159      12/28/98
Mattoon, IL                                          97-05-03                218       2/28/99
Ottumwa, IA/Sterling-Rock Falls, IL                  97-01-14                923       9/30/98
Mount Vernon, IL                                     96-08-23                246       6/30/98
Lamar, CO/Goodland, KS/Alliance, Chadron
  Kearney, MCCook, NE                                97-10-10              5,579       6/30/99
Cortez, CO/Dodge City, Garden city, Great
  Bend, Hays, Liberal, KS                            98-03-32              2,907       9/30/99
Alamosa, CO/Laramie, Rock Springs,
  Worland, WY                                        98-04-25              2,303       4/30/00
                                                                  --------------
                                                      TOTAL              $18,623
                                                                  --------------
                                                                  --------------

 * Service scheduled to begin in 1998
** Expires two years from date of intial service

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

The following table sets forth certain financial information regarding the
Company:


                                            For the three Months Ended March 31
                                  ----------------------------------------------------
STATEMENT OF OPERATIONS DATA
                                                 1998                        1997
                                  ----------------------------------  ----------------
                                                 Cents     % increase/           Cents
                                    Amount        Per      decrease     Amount    Per
                                  (in 000's)      ASM      from 1997  (in 000's)  ASM
                                  ---------   -----------  ---------  ----------  ----
Total operating revenues            $18,861       20.3       (29.3)%   $26,668    17.2
                                    -------                  -----     -------
Salaries, wages and benefits          6,079        6.5       (18.7)      7,476     4.8
Aircraft fuel                         2,846        3.1       (41.4)      4,854     3.1
Aircraft maintenance materials
  and repairs                         2,446        2.6         0.9       2,424     1.6
Commissions                             998        1.1       (45.6)      1,835     1.2
Depreciation and amortization           547        0.6       (62.0)      1,438     0.9
Aircraft rental                       3,499        3.8         0.9       3,468     2.2
Other rentals and landing fees        1,346        1.4       (24.9)      1,793     1.1
Other operating expense               4,121        4.4       (37.1)      6,554     4.2
                                    -------       ----       -----     -------    ----
Total operating expenses             21,882       23.5       (26.7)     29,842    19.1
                                    -------       ----       -----     -------    ----
Operating loss                       (3,021)      (3.2)        4.8      (3,174)   (2.0)
                                    -------       ----       -----     -------    ----
                                    -------       ----       -----     -------    ----
Interest expense (net)                  857        0.9       (46.9)      1,613     1.0
                                    -------       ----       -----     -------    ----




     SELECTED OPERATING DATA                                    Increase/(Decrease)
                                                       1998         from 1997           1997
                                                    ----------------------------------------------
     Available Seat Miles (000s)                     93,098            (40.0)%       155,038
     Revenue Passenger Miles (000s)                  42,184            (34.1)%        64,033
     Passenger Load Factor                             45.3%             3.8 pts        41.5%
     Passengers carried                             142,427            (32.8)%       212,011
     Average Yield per Revenue passenger mile          35.9 CENTS       (1.9)%          37.8 CENTS
     Revenue per ASM                                   20.3 CENTS        3.3 CENTS      17.2 CENTS

OPERATING REVENUES

Operating revenues decreased 29.3% to $18.9 million in the first quarter of 1998 from $26.6 million during the first quarter of 1997. The decrease in operating revenues resulted from the decrease in revenue passenger miles flown by 34.1% to 42.2 million in the first quarter of 1998 from 64.0 million during the first quarter of 1997 in conjunction with a 48.0% decrease in capacity to 93.1 million ASMs in the first quarter of 1998 from 155.0 million ASMs during the first quarter of 1997. The decrease in ASMs is primarily a result of the discontinuation of Great Lakes Airlines service in the Southwest United States and Mexico, and the termination of service provided under the Midway Agreement. Corresponding load factor increased 9.2% from 41.5% to 45.3%. The 29.3% decrease in operating revenue was not as sharp as the decrease in capacity and revenue passenger miles flown due to a 116.7% increase in public service revenue to $2.8 million in the first quarter of 1998 from $1.3 million during the first quarter of 1997.

OPERATING EXPENSES

Total operating expenses decreased in the first quarter of 1998 to $21.9 million from $29.8 million in the first quarter of 1997. However, the cost per ASM increased to 23.5 cents per ASM in the first quarter of 1998 from
19.1 cents per ASM in the first quarter of 1997. The increase in cost per ASM reflects the costs associated with preparing for additional service to be added in the second quarter of 1998.

Salaries, wages, and benefits expense increased to 6.5 cents per ASM during the first quarter of 1998, from 4.8 cents per ASM during the first quarter of 1997, due to pay increases incurred as a result of the new labor agreements with the Company's pilots and mechanics. Substantial increases in labor expense by Maintenance personnel and Pilot staffing are due to Maintenance's preparation of aircraft and increased hiring and training of the Pilot group in preparation for the Denver hub expansion into 14 new cities.

Aircraft fuel expense per ASM was 3.1 cents in the first quarter of 1998 and
3.1 cents in the first quarter of 1997.

Aircraft parts and component repair expenses increased to 2.6 cents per ASM during the first quarter of 1998 from 1.6 cents per ASM during the first quarter of 1997. This increase is due to a substantial increase in maintenance activity in preparation for the service expansion to 14 cities in the Company's Denver hub that was implemented on April 23, 1998, and the preparation of 1900C and Brazilia aircraft for disposal.

Other operating expenses increased to 4.4 cents per ASM in the first quarter of 1998 from 4.2 cents in the first quarter of 1997, due to a lower ASM base across which to spread costs.

PROVISION FOR INCOME TAXES

In recognition of the Company's financial results of recent periods and the uncertainties of the airline competitive environment, the Company has ceased recognizing future tax benefits until it is reasonably assured that such benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $0 at March 31, 1998 from $5,000 at December 31, 1997. Net cash flows used in operating activities were $3.1 million and $1.9 million in the first quarter of 1998 and 1997, respectively. The major use of such cash flows in the first quarter of 1998 was the funding of the Company's $3.9 million loss and an increase in accounts receivable offset by an increase in accounts payable and accrued expenses, and a reduction in inventory. Accrued liabilities and unearned revenues include amounts accrued for Brasilia disposal and lease termination costs in the aggregate amount of $820,000 at March 31, 1998. Payments of aircraft lease termination costs in the first quarter of 1998 reduced the remaining liability by $737,000.

Capital expenditures related to aircraft and equipment totaled $68,000 in the first quarter of 1998 and $90,000 during the first half of 1997. Principal repayments on notes payable and long-term debt were $1.8 million and new short term borrowings were $4.0 million in the first quarter of 1998.

Long-term debt, net of current maturities of $2.3 million, totaled $27.8 million at March 31, 1998 compared to $28.4 million, net of current maturities of $2.1 million, at December 31, 1997.

The Company has suffered significant recurring losses and negative cash flows, which raise substantial doubt about its ability to continue as a going concern. The Company has no further availability on its $5 million line of credit with Raytheon. The Company is heavily dependent on Raytheon and United for its liquidity requirements, however neither Raytheon nor United is under any current obligation to provide further financing to the Company. These matters have raised substantial doubt about its ability to continue as a going concern and, as a result, the Report of Independent Public Accountants on the financial statements for the year ended December 31, 1997, contains a statement to this effect.

Management believes that near term cash requirements will be met by operations. The previously mentioned increase in Essential Air Service revenue and the substantial improvement in financial performance of its Denver hub operations should provide adequate resources to support the operations of the Company.

Raytheon Aircraft Company and its financing affiliates (collectively, "Raytheon") is the company's primary aircraft supplier and largest creditor. The Company has financed its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also extended the Company a $5 million working capital line of credit, and a $4 million short term loan. In addition, Raytheon was granted a warrant for a period of ten years, exercisable commencing July 16, 1998, to purchase one million shares of Great Lakes common stock at a price of $.75 per share.

On January 1, 1998 Raytheon provided the Company a short-term loan of $1 million. This loan, which was originally due on February 28, 1998, has been extended to June 30, 1998. The $1 million loan, as well as existing Raytheon indebtedness, has been collateralized with all previously unpledged Beech aircraft spare parts and equipment and accounts receivable.

In April 1998, the Company entered into an agreement with another carrier to lease, on a month to month basis, seven Beech 1900D aircraft. The Company is currently pursuing a long-term financing agreement with Raytheon on these aircraft as well as additional Beech 1900D aircraft. As a part of this agreement the Company intends to trade six of its used 1900C aircraft to the other carrier. Management does not anticipate any substantial gain or loss from this transaction.

As discussed in the Company's Form 10-K for the year ended December 31, 1997, the Company had 12 Brasilia 30-seat aircraft in its fleet as of July 1, 1997. Two of these Brasilia aircraft were returned to the lessor through the exercise of the lessor's rights as a result of the

Company's default on the leases for these aircraft in the second quarter of 1997. These aircraft have been transferred by the lessor to another carrier.
 The estimated lease termination costs associated with these two returned aircraft were included in Shutdown, and Other Nonrecurring Expenses in the fourth quarter of 1997. On March 20, 1998 and April 22, 1998, the Company disposed of two Brasilia aircraft by an agreed upon termination of the underlying leases and transferring possession to another carrier. In connection with the disposition of one of these aircraft, the Company guaranteed the continued payment of certain purchase incentive payments by an agency of the Brazilian government to the lessor, which incentive payments had previously been received by the Company. The Company obtained an opinion from Brazilian counsel to the effect that the disposition by the Company would not effect the obligations of the Brazilian Government agency to continue to make these incentive payments. Accordingly, the Company currently has eight Brasilia aircraft in its fleet. As also mentioned in the Company's Form 10-K for the year ended December 31, 1997, the Company entered into an agreement with another carrier to dispose of its remaining Brasilia aircraft. This agreement was terminated by a mutual agreement between the Company and the other carrier. Any further dispositions of the Company's Brasilia aircraft will be done on an aircraft-by-aircraft basis. The Company included a charge against fourth quarter 1997 operations in Shutdown and Other Nonrecurring Expenses for the estimated losses and costs associated with the disposition of those Brasilia aircraft expected to be sold in 1998.

The company continues to have past due trade accounts. Notes totaling approximately $1.8 million have been issued to certain of the creditors, which, in general, require payment over a period of one year or less. The
balance of these notes was $650,000 as of March 31, 1998.   The Company
believes that it has reached an appropriate accommodation with its key suppliers and that it will be able to obtain necessary goods and services on acceptable terms as long as timely payment is made for current purchases.

UNITED EXPRESS RELATIONSHIP

The code sharing agreement with United expired in December 1997. The Company believes its relationship with United is satisfactory, as evidenced by United's recent selection of the Company as the United Express carrier for additional routes serving the Denver airport. Since December 31, 1997, the Company has been operating as if the principal day-to-day operational provisions of the previous code sharing agreement are still effective. The Company and United have entered into negotiations to renew the code sharing agreement. The Company anticipates a favorable change in the method of allocating passenger fares which will increase the Company's share of the ticket price for passengers traveling a portion of their journey on United. As part of their negotiations, United has restructured its operating relationships with certain of its United Express carriers, pursuant to which the Company began providing service to Denver from fourteen additional cities effective April 23, 1998 and will begin to provide service to an additional four cities on June 1, 1998. The effect of this will be that the Company will become the only United Express carrier providing service with nineteen seat aircraft at the Chicago and Denver hubs. While the Company expects a new code sharing agreement to be finalized on a mutually advantageous basis, no assurance can be given that this actually will be accomplished. Any failure to enter into a new code sharing agreement with United, any material adverse change in terms from the prior code sharing agreement, or any substantial decrease in the number of routes served by the Company under this agreement could have a material adverse effect on the Company's business. As a result of the code sharing relationship with United, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business may also be adversely affected.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.

          Not applicable.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

ITEM 5    OTHER INFORMATION

The Company's Common Stock is currently listed on the NASDAQ National Market. In September 1997, the NASD issued new listing requirements for the NASDAQ National Market System which became effective February 23, 1998. The changes increase the standards for continued listing on the NASDAQ National Market. Companies may qualify for continued listing under two different Continued Listing Standards. Standard 1 requires, among other things, Net Tangible Assets greater than $4.0 million, Market Value of Public Float in excess of $5.0 million, and a minimum Bid price greater than $1 per share. Standard 2 requires, among other things, Market Value of Public Float in excess of $15.0 million, and a minimum Bid price of $5 per share. Currently, the Company may not be in compliance with the minimum requirements under either of these standards. Under Standard 1, the Company does not meet the Net Tangible Assets requirement. It is the Company's position that although not reflected in the Company's financial statements, if recorded, the value of the Company's airport slots at Chicago O'Hare would bring it into compliance with the Net Tangible Assets requirement. The Company has submitted a plan of compliance to NASDAQ which includes a statement explaining the Company's position that it believes it is currently in compliance with the Net Tangible Assets requirement when the value of the Chicago slots are taken into account. No response has been received from NASDAQ as of the date of this filing. No assurance can be given that the Company's position will be accepted by NASDAQ. Should the Common Stock be suspended from trading privileges on the NASDAQ National Market as a result of the Company's failure to comply with any of the above, or other applicable requirements, the Company, prior to re-inclusion, must comply with the applicable continued listing standards prior to continued listing. However, should the Common Stock be terminated from trading privileges on the NASDAQ National Market, the Company, prior to re-inclusion, must comply with the applicable requirements for initial listing on the NASDAQ National Market, which are more stringent than the requirements for continued listing. There can be no assurance that the Common Stock will continue to be listed on the NASDAQ National Market.

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

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K


          (a)     Exhibits

          10.1 $4,000,000 Negotiable Promissory Note entered into between registrant and Raytheon Aircraft Credit Corporation, dated
                  July 11, 1997, and amended July 31, 1997 and January 8,
                  1998.

          10.2 Pledge and Assignment Agreement entered into between registrant and Raytheon Aircraft Credit Corporation, dated
                  July 11, 1997.

          10.3 Agreement Pertaining to Loans and Leases entered into between registrant and Raytheon Aircraft Credit
                  Corporation, dated July 11, 1997.

          10.4    Security Agreement and Encumbrance Against All Carrier
                  Aircraft Engines, Propellers, Appliances and Spare Parts entered into between registrant and Raytheon Aircraft
                  Credit Corporation, dated July 11, 1997.



          10.5 $1,000,000 Negotiable Promissory Note entered into between registrant and Raytheon Aircraft Credit Corporation, dated
                  January 1, 1998.

          27      Financial Data Schedule

          (b)     Current Reports on Form 8-K

                  The registrant filed no Current Reports on Form 8-K for the quarter ended March 31, 1998.


                                   EXHIBIT INDEX



10.1 $4,000,000 Negotiable Promissory Note entered into between registrant and Raytheon Aircraft Credit Corporation, dated July 11, 1997, and amended July 31, 1997 and January 8, 1998.

10.2 Pledge and Assignment Agreement entered into between registrant and Raytheon Aircraft Credit Corporation, dated July 11, 1997.

10.3 Agreement Pertaining to Loans and Leases entered into between registrant and Raytheon Aircraft Credit Corporation, dated July 11,
        1997.

10.4    Security Agreement and Encumbrance Against All Carrier Aircraft
        Engines, Propellers, Appliances and Spare Parts entered into between registrant and Raytheon Aircraft Credit Corporation, dated July 11,
        1997.

10.5 $1,000,000 Negotiable Promissory Note entered into between the registrant and Raytheon Aircraft Credit Corporation, dated January 1,
        1998.

27      Financial Data Schedule.


                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                        GREAT LAKES AVIATION, LTD.



Dated:    May 14, 1998                  By   /s/ Douglas G. Voss
                                          -----------------------
                                          Douglas G. Voss
                                          President and Chief Executive Officer


                                        By   /s/ Steven J. Wagner
                                          -----------------------
                                          Steven J. Wagner
                                          Chief Accounting Officer