Form 10-Q
period 1998-06-30
GREAT LAKES AVIATION LTD
filed 1998-08-13
CIK 914397

                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                         /X/  YES       / / NO

As of August 12, 1998 there were 7,590,843 shares of Common Stock, par value $.01 per share, issued and outstanding.

                      GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share information)

                                                                                  June 30, 1998     December 31, 1997
                                                                                -----------------   -----------------
                                                                                   (unaudited)
                           ASSETS
CURRENT ASSETS:
     Cash                                                                       $             718  $                6
     Restricted funds - interest bearing deposits                                               -               2,247
     Accounts Receivable, net allowance for doubtful accounts
         of approximately $923 and $923 respectively.                                       8,055               5,473
     Inventories, net                                                                      13,297              12,288
     Prepaid expenses and other current assets                                                505                 818
                                                                                -----------------   -----------------
                                                Total Current Assets                       22,575              20,832
                                                                                -----------------   -----------------
PROPERTY AND EQUIPMENT:
     Flight Equipment                                                                      43,997              46,781
     Other Property and Equipment                                                           4,295               4,185
     Less - Accumulated Depreciation and Amortization                                      (6,479)             (9,656)
                                                                                -----------------   -----------------
                                        Total Property and Equipment                       41,813              41,310
OTHER ASSETS                                                                                1,651               1,616
                                                                                -----------------   -----------------
                                                                                $          66,039   $          63,758
                                                                                -----------------   -----------------
                                                                                -----------------   -----------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable and current maturities of long-term debt                     $          12,953   $          10,306
     Accounts Payable                                                                      11,183               9,462
     Deferred lease payments                                                                1,939               1,367
     Accrued liabilities and unearned revenue                                               4,709               5,291
                                                                                -----------------   -----------------
                                           Total Current Liabilities                       30,784              26,426
                                                                                -----------------   -----------------
LONG-TERM DEBT, net of current maturities                                                  28,989              28,471
DEFERRED LEASE PAYMENTS                                                                     2,832               3,247
DEFERRED CREDITS                                                                            4,392               4,487
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 50,000,000 shares
         authorized, 7,590,843 and 7,589,121 shares issued and
         outstanding at June 30, 1998 and December 31, 1997                                    76                  76
     Paid-in Capital                                                                       29,579              29,577
     Accumulated Deficit                                                                  (30,613)            (28,526)
                                                                                -----------------   -----------------
                                          Total Stockholders' Equity                         (958)              1,127
                                                                                -----------------   -----------------
                                                                                $          66,039   $          63,758
                                                                                -----------------   -----------------
                                                                                -----------------   -----------------

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

                      GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30

                                     (Unaudited)
                (in thousands, except share and per share information)


                                                   For the Three Months Ended June 30    For the Six Months Ended June 30
                                                   ----------------------------------    --------------------------------
                                                        1998                1997             1998                1997
                                                   ---------------    ---------------    --------------    --------------
OPERATING REVENUES:
   Passenger                                       $        22,463    $        18,023    $       37,593    $       42,400
   Public Service                                            3,892                918             6,664             2,197
   Freight, charter and other                                1,102                399             2,061             1,411
                                                   ---------------    ---------------    --------------    --------------
                          Total operating revenues          27,457             19,340            46,318            46,008
                                                   ---------------    ---------------    --------------    --------------
OPERATING EXPENSES:
   Salaries, wages and benefits                              6,870              4,318            12,949            11,794
   Aircraft fuel                                             3,214              2,772             6,060             7,626
   Aircraft maintenance materials
      and component repairs                                  1,547              1,351             3,993             3,775
   Commissions                                               1,362              1,336             2,360             3,171
   Depreciation and amortization                               922              1,111             1,469             2,549
   Aircraft rental                                           4,100              2,171             7,599             5,639
   Other rentals and landing fees                            1,191              1,326             2,537             3,119
   Other operating expenses                                  5,627              6,101             9,749            12,655
   Shutdown and other nonrecurring expenses                      -              4,217                 -             4,217
                                                   ---------------    ---------------    --------------    --------------
                          Total operating expenses          24,833             24,703            46,716            54,545
                                                   ---------------    ---------------    --------------    --------------
                           Operating income (loss)           2,624             (5,363)             (398)           (8,537)
INTEREST EXPENSE                                               831              1,460             1,688             3,073
                                                   ---------------    ---------------    --------------    --------------
                 Income (Loss) before income taxes           1,793             (6,823)           (2,086)          (11,610)
INCOME TAX EXPENSE (BENEFIT)                                     -                  -                 -                 -
                                                   ---------------    ---------------    --------------    --------------
                                        Net Income $         1,793    $        (6,823)   $       (2,086)   $      (11,610)
                                                   ---------------    ---------------    --------------    --------------
                                                   ---------------    ---------------    --------------    --------------
NET INCOME PER SHARE:
    Basic                                          $          0.24    $         (0.90)   $        (0.27)   $        (1.53)
                                                   ---------------    ---------------    --------------    --------------
    Diluted                                        $          0.22    $         (0.90)   $        (0.27)   $        (1.53)
                                                   ---------------    ---------------    --------------    --------------
WEIGHTED AVERAGE SHARES USED IN COMPUTATION:
    Basic                                                7,590,843          7,589,121         7,590,110         7,588,457
    Diluted                                              8,327,685          7,589,121         7,590,110         7,588,457

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                           FOR THE SIX MONTHS ENDED JUNE 30
                                     (Unaudited)
                                    (in thousands)


                                                                           1998            1997
                                                                       ------------    ------------
OPERATING ACTIVITIES:
  Net loss                                                             $     (2,086)   $    (11,610)
  Adjustments to reconcile net loss to net cash used in
    operating activities
       Depreciation and amortization                                          1,128           2,872
       Change in current operating items:
         Accounts receivable, net                                            (2,582)          2,749
         Inventories, net                                                    (1,009)           (179)
         Prepaid expenses and deposits                                          278             119
         Accounts payable and accrued liabilities                             1,201           1,928
                                                                       ------------    ------------
           Net cash flows used in operating activities                       (3,070)         (4,121)
                                                                       ------------    ------------
INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (1,613)           (192)
  Proceeds from certificate of deposit                                        2,247               -
                                                                       ------------    ------------
           Net cash flows provided by
             investing activities                                               634            (192)
                                                                       ------------    ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable and long term debt                  5,582               -
  Repayment of notes payable and long term debt                              (2,436)         (1,766)
  Proceeds from sale of common stock                                              2               7
                                                                       ------------    ------------
           Net cash flows used in financing activities                        3,148          (1,759)
                                                                       ------------    ------------
NET CHANGE IN CASH                                                              712          (6,072)
CASH:
  Beginning of Period                                                             6           6,676
                                                                       ------------    ------------
  End of Period                                                        $        718    $        604
                                                                       ------------    ------------
                                                                       ------------    ------------
SUPPLEMENTARY CASH FLOW INFORMATION:
    Cash paid during the period for-
       Interest                                                        $        850    $        239
                                                                       ------------    ------------
                                                                       ------------    ------------
    Noncash transactions-
       Deferred manufacturer's incentives received as:
          Property and equipment                                       $          -    $       (200)
                                                                       ------------    ------------
                                                                       ------------    ------------

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

Under terms of a consent order (the Order) with the Federal Aviation Administration (FAA), the Company temporarily suspended its flight operations on May 16, 1997 and resumed flight operations on a limited basis on May 23, 1997. Under terms of the Order, the Company was assessed a civil penalty of $1,000,000, of which $700,000 was to be forgiven after one year if the Company continued to comply with all of the terms and conditions of the Order. The Company has been notified that it has met all the provisions set forth in the Order, and the $700,000 civil penalty has been forgiven. Due to the suspension of operations during the second quarter of 1997, the operating results for the second quarter of 1998 are not directly comparable to the prior period.

During the first six months of 1998, the Company operated scheduled passenger and airfreight service under two marketing identities. The Company operates under a cooperative marketing agreement "United Express Agreement" with United Airlines, Inc. (United). During the first half of 1997, the Company also operated as Midway Connection under a code sharing agreement with Midway Airlines Corporation, and in the Southwestern United States and Mexico independently under its own code as Great Lakes Airlines. The service provided under these two operating identities was discontinued on May 16, 1997, although the Company continued to operate as Great Lakes Airlines on one route in the Midwest. On June 15, 1998, service on that route was converted, so that all passenger service currently provided by the Company is operated as United Express.

Revenues during the quarter ended June 30, 1998 were derived 97.0% from United Express operations and 3.0% from Great Lakes Airlines operations.

ITEM 2.

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

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981, along the East Coast from October 1995 to May 1997, and in the Southwest and Mexico from August 1995 to May 1997. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United that expired April 25, 1997, but was extended through December 31, 1997. As of June 30, 1998, the Company served 69 destinations in 13 states with 429 scheduled departures each weekday.

The Company has suffered significant recurring losses and negative cash flows, which raise substantial doubt about its ability to continue as a going concern. The Company is heavily dependent on Raytheon Aircraft Company and its financing affiliates (collectively "Raytheon") and United for its liquidity requirements, however neither Raytheon nor United is under any current obligation to provide further financing to the Company. The Company's viability as a going concern depends upon its return to sustained profitability.

The Company has returned to its historical core route structure with the primary focus being that of the United Express Marketing Relationship. Within that relationship the Company is maximizing its operating advantage at Chicago's O'Hare Airport where the Company controls 74 operating slots and revenue passenger yields are highest and at United's Denver hub. The Company is currently providing all of United's 19 seat regional service at both the Chicago O'Hare and Denver hubs.

2.   ESSENTIAL AIR SERVICE

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

At June 30, 1998, the Company served 21 essential air service communities on a subsidized basis. The Company received $6.1 million, $3.5 million and $2.6 million in essential air service subsidies for the years ended December 31, 1997, 1996 and 1995, respectively. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before it may terminate, suspend or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. The Company has negotiated increases in rates and added additional cities and flight frequencies for which it receives subsidy revenue. Subsidy rates currently in effect are expected to generate essential air service revenues of approximately $18.7 million on an annualized basis, as follows:


                                                                             RATE
                                                          ORDER #       (IN THOUSANDS)            EXPIRES
                                                         --------       --------------           --------
Alpena/Sault Ste. Marie, MI                              97-09-15       $          398             9/9/98
Dickinson, ND                                            98-03-27                  330            3/31/00
Fairmont, MN/Brookings, Yankton, SD/
  Devils Lake, Jamestown, ND/Norfolk, NE                 97-08-09                4,070            7/31/99
Fergus Falls, MN                                         98-02-04*                 997               **
Ironwood, MI                                             98-07-24                  359            6/30/00
Manistee, MI                                             96-12-42                  159           12/28/98
Mattoon, IL                                              97-05-03                  218            2/28/99
Ottumwa, IA/Sterling-Rock Falls, IL                      97-01-14                  923            9/30/98
Mount Vernon, IL                                         98-07-08                  480              ***
Lamar, CO/Goodland, KS/Alliance, Chadron
  Kearney, McCook, NE                                    97-10-10                5,579            6/30/99
Cortez, CO/Dodge City, Garden City, Great
  Bend, Hays, Liberal, KS                                98-03-32                2,907            9/30/99
Alamosa, CO/Laramie, Rock Springs,
 Worland, WY                                             98-04-25                2,303            4/30/00
                                                                         -------------
                                                          TOTAL          $      18,723
                                                                         -------------
                                                                         -------------

   *Service scheduled to begin in 1998
  **Expires two years from date of agreement
***Rate effective until further Department action

3.   YEAR 2000 UPDATE

The Company has reviewed its computer systems and application programs for Year 2000 compliance, and is in the process of establishing a database to monitor the hardware and software modifications necessary to make all systems Year 2000 compliant. The cost of completing these modifications has not yet been determined, but it is not expected to be material. The Company has begun to identify third party sources for information and critical vendors upon which the Company must rely. The Company's business, financial condition, and results of operations could be materially adversely affected by the failure of its systems
and applications or those operated by others.   The Company does not have an
established contingency plan for Year 2000 exposure, but intends to create one as part of its overall efforts to ensure that its systems are Year 2000 compliant by mid-1999.

4.   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

The following table sets forth certain financial information regarding the
Company:



STATEMENT OF OPERATIONS DATA

                                                                               For the Three Months Ended June 30
                                                         ---------------------------------------------------------------------
                                                                          1998                                 1997
                                                         ----------------------------------------    -------------------------
                                                                          Cents        % Increase                     Cents
                                                           Amount          Per         (decrease)     Amount           Per
                                                         (in 000s)         ASM          from 1997    (in 000s)         ASM
                                                         ----------     ----------     ----------    ----------     ----------
TOTAL OPERATING REVENUES                                     27,457           23.7           42.0%      $19,340           19.9
                                                         ----------     ----------     ----------    ----------     ----------

Salaries, Wages and Benefits                                  6,870            5.9           59.1         4,318            4.4
Aircraft Fuel                                                 3,214            2.8           15.9         2,772            2.9
Aircraft Maintenance Materials
  and Component Repairs                                       1,547            1.3            3.8         1,351            1.4
Commissions                                                   1,362            1.2            1.9         1,336            1.4
Depreciation and Amortization                                   922            0.8          (17.0)        1,111            1.1
Aircraft Rental                                               4,100            3.5           88.9         2,171            2.2
Other Rentals and Landing Fees                                1,191            1.0          (10.2)        1,326            1.4
Other Operating Expense                                       5,627            4.9           (7.8)        6,101            6.3
Shutdown and other nonrecurring expenses                          -              -              -         4,217            4.0
                                                         ----------     ----------     ----------    ----------     ----------
  Total Operating Expenses                                   24,833           21.4           (0.1)%      24,703           25.4
                                                         ----------     ----------     ----------    ----------     ----------
Operating Income (Loss)                                       2,624            2.3              -        (5,363)             -
                                                         ----------     ----------     ----------    ----------     ----------
                                                         ----------     ----------     ----------    ----------     ----------
Interest Expense (net)                                          831            0.7          (43.1)%       1,460            1.5
                                                         ----------     ----------     ----------    ----------     ----------
                                                         ----------     ----------     ----------    ----------     ----------


SELECTED OPERATING DATA                                                    Increase/Decrease
                                                             1998               from 1997              1997
                                                         -----------      --------------------     ----------
Available Seat Miles (000s)                               115,932                  19.3%              97,193
Revenue Passenger Miles (000s)                             59,176                  34.8%              43,887
Passenger Load Factor                                       51.0%                   5.8 pts            45.2%
Passengers Carried                                        206,966                  36.1%             152,095
Average Yield per Revenue Passenger Mile                     38.0 CENTS            (3.1) CENTS          41.1 CENTS
Revenue per Available Seat Mile                              19.4 CENTS             0.9 CENTS           18.5 CENTS

OPERATING REVENUES

Operating revenues increased 42.0% to $27.5 million in the second quarter of 1998 from $19.3 million during the second quarter of 1997. The increase in operating revenues occurred as a result of a $4.5 million increase in passenger revenue over the same period in the prior year. A 3.1-cent decrease in yield to
38.0 cents was offset by an increase of 34.8% in revenue passenger miles flown to 59.2 million. In addition, public service revenues increased $3.0 million to a total of $3.9 million, and other revenues increased $0.7 million to a total of $1.1 million.

OPERATING EXPENSES

Total operating expenses were $24.8 million, or 21.4 cents per ASM, in the second quarter of 1998 compared to $24.7 million or 25.4 cents per ASM in the second quarter of 1997. The 1997 cost reflects the expenses associated with the voluntary shutdown of 4.0 cents per ASM and the decrease in ASMs due to the shutdown.

Salaries, wages, and benefits expense increased to 5.9 cents per ASM during the second quarter of 1998, from 4.4 cents per ASM during the second quarter of 1997, partially due to pay increases incurred as a result of the new labor agreements in late 1997 with the Company's pilots and mechanics. In addition, preparation for the Denver hub expansion to 18 new cities resulted in increased hiring and training of pilots, maintenance on aircraft to provide the new service, and hiring and training of additional customer service personnel.

Aircraft fuel expense decreased to 2.8 cents per ASM in the second quarter of 1998 from 2.9 cents in the second quarter of 1997 due to lower fuel prices.

Aircraft maintenance materials and component repair expense decreased to 1.3 cents per ASM during the second quarter of 1998 from 1.7 cents per ASM during
the second quarter of 1997.   Maintenance materials expense in 1998 was
favorably impacted by the use of certain inventoried parts which had been partially reserved in prior years. This reduction in reserve resulted in a reduction in maintenance materials expense of $320,000 or 0.3 cents per ASM.

Depreciation, aircraft rental, and interest expense have been impacted by the aircraft transactions described in "Liquidity and Capital Resources" below, sale and leaseback of aircraft during the last half of 1997, and the inclusion of expenses related to unused aircraft as "Shutdown and Other Nonrecurring Expenses" as a result of the temporary suspension of operations in the second quarter of 1997.

Other operating expenses decreased to 4.9 cents per ASM in the second quarter of 1998 from 6.7 cents in the second quarter of 1997. In 1997, general and administrative, marketing, communications, supplies, and contract airline handling costs were spread across a lower ASM base as a result of the voluntary shut down.

PROVISION FOR INCOME TAXES

In recognition of the Company's financial results of recent periods and the uncertainties of the airline competitive environment, the Company has elected to cease recognizing future tax benefits until it is reasonably assured that such benefits will be realized.

5.  RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
    JUNE 30, 1998 AND 1997

The following table sets forth certain financial information regarding the
Company:

STATEMENT OF OPERATIONS DATA


                                                                  For the Six Months Ended June 30
                                                         ---------------------------------------------------------------------
                                                                          1998                                 1997
                                                         ----------------------------------------    -------------------------
                                                                          Cents        % Increase                     Cents
                                                           Amount          Per         (decrease)     Amount           Per
                                                         (in 000s)         ASM          from 1997    (in 000s)         ASM
                                                         ----------     ----------     ----------    ----------     ----------
TOTAL OPERATING REVENUES                                     46,318           22.2            0.7%      $46,008           18.2
                                                         ----------     ----------     ----------    ----------     ----------
Salaries, Wages and Benefits                                 12,949            6.2            9.8        11,794            4.7
Aircraft Fuel                                                 6,060            2.9          (20.5)        7,626            3.0
Aircraft Maintenance Materials
  and Component Repairs                                       3,993            1.9            2.0         3,775            1.5
Commissions                                                   2,360            1.1          (25.6)        3,171            1.3
Depreciation and Amortization                                 1,469            0.7          (42.4)        2,549            1.0
Aircraft Rental                                               7,599            3.6           34.8         5,639            2.2
Other Rentals and Landing Fees                                2,537            1.2          (18.7)        3,119            1.2
Other Operating Expense                                       9,748            4.7          (23.0)       12,655            5.0
Shutdown and other nonrecurring expenses                                         -              -         4,217            1.7
                                                         ----------     ----------     ----------    ----------     ----------
  Total Operating Expenses                                   46,715           22.3          (14.4)%      54,545           21.6
                                                         ----------     ----------     ----------    ----------     ----------
Operating (Loss)                                               (397)             -              -        (8,537)             -
                                                         ----------     ----------     ----------    ----------     ----------
                                                         ----------     ----------     ----------    ----------     ----------
Interest Expense (net)                                        1,688            0.8          (45.1)%       3,073            1.2
                                                         ----------     ----------     ----------    ----------     ----------
                                                         ----------     ----------     ----------    ----------     ----------



SELECTED OPERATING DATA                                                    Increase/Decrease
                                                             1998               from 1997              1997
                                                         -----------      --------------------     ----------
Available Seat Miles (000s)                                209,030              (17.1)%              252,231
Revenue Passenger Miles (000s)                             101,360               (6.1)%              107,920
Passenger Load Factor                                        48.5%                5.7 pts              42.8%
Passengers Carried                                         349,393               (4.0)%              364,106
Average Yield per Revenue Passenger Mile                     37.1 CENTS          (2.2) CENTS           39.3 CENTS

OPERATING REVENUES

Operating revenues increased 0.7 percent to $46.3 million in the first half of 1998 from $46.0 million during the first half of 1997. The increase in operating revenue occurred in spite of a $4.8 million decrease in passenger revenues from the same period in the prior year. Revenue passenger miles flown decreased by 6.4% to 101.4 million in the first half of 1998 in addition to yield per revenue passenger mile decreasing 2.2 cents to 37.1 cents per RPM.
The decrease in revenues was offset by a combination of an increase of $4.5 million in public service revenues to a total of $6.7 million and a $0.6 million increase in other revenues to a total of $2.1 million.

OPERATING EXPENSES

Total operating expenses decreased 14.4% to 46.7 million in the first half of 1998 from $54.5 million in the first half of 1997. Total operating expenses increased to 22.3 cents per ASM in the first half of 1998 from 21.6 cents per ASM in the first half of 1997. The increased cost per ASM reflects the costs associated with preparing for additional service added in the second quarter of 1998, as described below.

Salaries, wages, and benefits expense increased to 6.2 cents per ASM during the second quarter of 1998, from 4.7 cents per ASM during the second quarter of 1997, partially due to pay increases incurred as a result of the new labor agreements in late 1997 with the Company's pilots and mechanics. In addition, preparation for the Denver hub expansion to 18 new cities resulted in increased hiring and training of pilots, maintenance on aircraft to provide the new service, and hiring and training of additional customer service personnel.

Aircraft fuel expense decreased to 2.9 cents per ASM in the first half of 1998 from 3.0 cents per ASM the first half of 1997 due to declining fuel prices.

Aircraft maintenance materials and component repair expenses increased to 1.9 cents per ASM during the first half of 1998 from 1.5 cents per ASM during the first half of 1997. This increase is due to a substantial increase in maintenance activity in preparation for the service expansion to 18 cities from the Company's Denver hub that was implemented on April 23 and June 1, 1998, and the preparation of 1900C and Brazilia aircraft for disposal.

Depreciation, aircraft rental, and interest expense have been impacted by the aircraft transactions described in "Liquidity and Capital Resources" below, sale and leaseback of aircraft during the last half of 1997, and the inclusion of expenses related to unused aircraft as "Shutdown and Other Nonrecurring Expenses" as a result of the temporary suspension of operations in the second quarter of 1997.

Other operating expenses decreased to 4.7 cents per ASM in the first half of 1998 from 5.0 cents per ASM in the first half of 1997, due to a decrease in fixed general and administrative expenses.

PROVISION FOR INCOME TAXES

In recognition of the Company's financial results of recent periods and the uncertainties of the airline competitive environment, the Company has elected to cease recognizing future tax benefits until it is reasonably assured that such benefits will be realized.

6.   LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $718,000 at June 30, 1998 from $6,000 at December 31, 1997. Net cash flows used in operating activities were $3.1 million and $4.1 million in the first half of 1998 and 1997, respectively. The major use of such cash flows in the first half of 1998 was the funding of the Company's $2.1 million loss and an increase in accounts receivable and inventory offset by an increase in accounts payable and accrued expenses.

Capital expenditures related to aircraft and equipment totaled $1.6 million in the first half of 1998 and $.2 million during the first half of 1997. Principal repayments on notes payable and long-term debt were $2.2 million and new borrowings were $7.5 million in the first half of 1998.

Long-term debt, net of current maturities of $2.3 million, totaled $29.0 million at June 30, 1998 compared to $28.5 million, net of current maturities of $2.1 million, at December 31, 1997. The Company has suffered significant recurring losses and negative cash flows, which raise substantial doubt about its ability to continue as a going concern. The Company is heavily dependent on Raytheon and United for its liquidity requirements, however neither Raytheon nor United is under any current obligation to provide further financing to the Company. These matters have raised substantial doubt about its ability to continue as a going concern and, as a result, the Report of Independent Public Accountants on the financial statements for the year ended December 31, 1997, contains a statement to this effect.

Raytheon is the company's primary aircraft supplier and largest creditor. The Company has financed its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also extended the Company a $5 million working capital line of credit which has been fully utilized, and a $5 million short term loan maturing September 30, 1998, both of which are collateralized by all Beech aircraft spare parts and equipment and accounts receivable. In addition, Raytheon was granted a warrant for a period of ten years, exercisable commencing July 16, 1998, to purchase one million shares of Great Lakes common stock at a price of $.75 per share. Raytheon has not exercised the warrant as of the date of this filing.

The table below shows the number and type of aircraft operated by the Company on January 1, 1998 and June 30, 1998 and the number and type of aircraft acquired or retired from the Company's fleet during the six months ended June 30, 1998.


                                                                                    June 30, 1998
                    January 1,                                      June 30,    ----------------------
                       1998       Acquisitions      Retirements       1998        Owned       Leased
                    ---------   ---------------   --------------   ----------   ---------   ----------
  Beechcraft 1900C      19             --               17              2           --           2
             1900D      18             22               --             40            6          34
Embraer 120             10             --                2              8            4           4
                    ---------   ---------------   --------------   ----------   ---------   ----------
             Total      47             22               19             50           10          40
                    ---------   ---------------   --------------   ----------   ---------   ----------
                    ---------   ---------------   --------------   ----------   ---------   ----------

In the second quarter of 1998, the Company purchased six Beechcraft 1900D aircraft and concurrently sold its seven owned Beechcraft 1900C aircraft to Raytheon. In addition, the Company acquired 16 1900D aircraft under long term operating leases. As part of the agreements, Raytheon agreed to accept the return of 12 1900C aircraft also operated under operating leases. The Company has retained two of its 1900C aircraft for use in contracted mail service and as spare passenger service aircraft. Raytheon provided financing for the above acquisitions.

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

The Company continues to have past due trade accounts. Notes totaling approximately $1.8 million have been issued to certain of the creditors, which, in general, require payment over a period of one year or less. The balance of
these notes was $233,000 as of June 30, 1998.   The Company believes that it has
reached an appropriate accommodation with its key suppliers and that it will be able to obtain necessary goods and services on acceptable terms as long as timely payment is made for current purchases.

7.   UNITED EXPRESS RELATIONSHIP

The code sharing agreement with United expired in December 1997. The Company believes its relationship with United is satisfactory, as evidenced by United's recent selection of the Company as the United Express carrier for additional routes serving the Denver airport. Since December 31, 1997, the Company has been operating as if the principal day-to-day operational provisions of the previous code sharing agreement are still effective. The Company and United have entered into negotiations to renew the code sharing agreement. As part of their negotiations, United has restructured its operating relationships with certain of its United Express carriers, pursuant to which the Company began providing service to Denver from fourteen additional cities effective April 23, 1998 and an additional four cities on June 1, 1998. The effect of this is that the Company has become the only United Express carrier providing service with nineteen seat aircraft at the Chicago and Denver hubs. While the Company expects a new code sharing agreement to be finalized on a mutually advantageous basis, no assurance can be given that this actually will be accomplished. Any failure to enter into a new code sharing agreement with United, any material adverse change in terms from the prior code sharing agreement, or any substantial decrease in the number of routes served by the Company under this agreement could have a material adverse effect on the Company's business. As a result of the code sharing relationship with United, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business may also be adversely affected.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.

          Not applicable.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Shareholders was held on June 12, 1998.

          Two Proposals were submitted for shareholder approval, both of which passed with voting results as follows:

          (1) To elect four directors for the ensuing year and until their successors shall be elected and duly qualified.

                                          For          Withhold
                                       ----------     ----------
               Douglas G. Voss         7,449,283        15,074
               Vernon A. Mickelson     7,450,157        14,200
               Gayle R. Voss           7,446,132        18,225
               Ivan L. Simpson         7,449,157        15,200

          (2) To ratify and approve the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998.

               For:      7,328,992      Against:       125,100
               Abstain:     10,265      Non-Votes:           0

ITEM 5.   OTHER INFORMATION

Following an administrative hearing with NASDAQ on June 25, 1998, the Company's common stock is presently listed on the NASDAQ Small-Cap Market under an exception to NASDAQ's net tangible asset requirement for continued listing. Under the terms of this exception, the Company must evidence net tangible assets in excess of $4 million on or before September 10, 1998. The Company intends to comply with the terms of this exception by raising up to $2.5 million of additional equity capital through the sale of its common stock in a private placement to two identified investors. No assurance can be given that this private placement will be completed or that the Company will be able to satisfy the terms of the exception granted by NASDAQ.

Should the Common Stock be suspended from trading privileges on the NASDAQ Small-Cap Market as a result of the Company's failure to comply with forgoing exception, or other applicable requirements, the Company, prior to re-inclusion, must comply with the applicable requirements for initial listing on the NASDAQ Small-Cap Market, which are more stringent than the requirements for continued listing.

In the event that the Common Stock is delisted from NASDAQ, trading in shares of Common Stock would be subject to the full range of the Penny Stock Rules. Under Exchange Act Rule 15g-8, broker-dealers must take certain steps prior to selling a penny stock, which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; (iii) providing the investor a written identification of the shares being offered and in what quantity; and (iv) deliver to the investor a written statement setting forth the basis on which the broker or dealer approved the investor's account for the transaction. If the Penny Stock Rules are not followed by a broker-dealer, the investor has no obligation to purchase the shares. Accordingly, delisting from NASDAQ and the application of the comprehensive Penny Stock Rules would make it more difficult for broker-dealers to sell the Common Stock, purchasers of shares of Common Stock would have difficulty in selling such shares in secondary transactions and the per share price of such stock would likely be greatly reduced.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

    a) No exhibits are filed herewith.

    b) The registrant filed no Current Reports on Form 8-K for the quarter ended June 30, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                        GREAT LAKES AVIATION, LTD.



Dated:    August 12, 1998               By   /s/ Douglas G. Voss
                                           --------------------------------
                                             Douglas G. Voss
                                             President and Chief Executive
                                             Officer

                                        By   /s/ Richard A. Hanson
                                            --------------------------------
                                             Richard A. Hanson
                                             Vice President and Controller