Form 10-Q
period 1998-10-30
GREAT LAKES AVIATION LTD
filed 1998-11-10
CIK 914397

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------     ---------------

Commission File No. 0-23224

                             GREAT LAKES AVIATION, LTD.
          ----------------------------------------------------------------
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

                                  YES /X/    NO / /

As of November 6, 1998 there were 8,590,843 shares of Common Stock, par value $.01 per share, issued and outstanding.

                      GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share information)

                                                                        September 30, 1998      December 31, 1997
                                                                        ------------------      -----------------
                                                                           (unaudited)
                    ASSETS
CURRENT ASSETS:
   Cash                                                                 $            1,940     $                6
   Restricted funds - interest bearing deposits                                          -                  2,247
   Accounts Receivable, net allowance for doubtful accounts
      of approximately $923 and $923 respectively                                   11,467                  5,473
   Inventories, net                                                                 15,143                 12,288
   Prepaid expenses and other current assets                                            31                    818
                                                                        ------------------      -----------------
                                                  Total Current Assets              28,581                 20,832

PROPERTY AND EQUIPMENT:
   Flight Equipment                                                                 44,012                 46,781
   Other Property and Equipment                                                      4,475                  4,185
   Less - Accumulated Depreciation and Amortization                                 (7,284)                (9,656)
                                                                        ------------------      -----------------
                                          Total Property and Equipment              41,203                 41,310
OTHER ASSETS                                                                         1,651                  1,616
                                                                        ------------------      -----------------
                                                                        $           71,435      $          63,758
                                                                        ------------------      -----------------
                                                                        ------------------      -----------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable and current maturities of long-term debt               $           12,654                 10,306
   Accounts Payable                                                                 11,463                  9,462
   Deferred lease payments                                                             627                  1,367
   Accrued liabilities and unearned revenue                                          5,423                  5,291
                                                                        ------------------      -----------------
                                             Total Current Liabilities              30,167                 26,426

LONG-TERM DEBT, net of current maturities                                           28,438                 28,471
DEFERRED LEASE PAYMENTS                                                              2,625                  3,247
DEFERRED CREDITS                                                                     4,302                  4,487

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 8,590,843 and 7,589,121 shares issued and
      outstanding at September 30, 1998 and December 31, 1997                           86                     76
   Paid-in Capital                                                                  31,569                 29,577
   Accumulated Deficit                                                             (25,752)               (28,526)
                                                                        ------------------      -----------------
                                            Total Stockholders' Equity               5,903                  1,127
                                                                        ------------------      -----------------
                                                                        $           71,435      $          63,758
                                                                        ------------------      -----------------
                                                                        ------------------      -----------------

Note: The Balance Sheet at December 31, 1997, has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See condensed notes to the unaudited interim consolidated financial statements.

                      GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30


                                     (Unaudited)
                (in thousands, except share and per share information)


                                                         For the Three Months                    For the Nine Months
                                                          Ended September 30                      Ended September 30
                                                   ---------------------------------       -------------------------------
                                                      1998                  1997              1998                1997
                                                   -----------           -----------       -----------         -----------
OPERATING REVENUES:
   Passenger                                       $    30,493           $    18,159       $    68,086         $    60,559
   Public Service                                        4,201                 1,623            10,865               3,820
   Freight, charter and other                            1,490                   592             3,551               2,003
                                                   -----------           -----------       -----------         -----------
                         Total operating revenues       36,184                20,374            82,502              66,382
                                                   -----------           -----------       -----------         -----------

OPERATING EXPENSES:
   Salaries, wages and benefits                          7,830                 4,539            20,779              16,333
   Aircraft fuel                                         4,091                 2,515            10,151              10,141
   Aircraft maintenance materials and component
      repairs                                            2,709                   909             6,702               4,684
   Commissions                                           1,772                 1,285             4,132               4,456
   Depreciation and amortization                           972                   940             2,441               3,489
   Aircraft rental                                       4,336                 1,850            11,935               7,489
   Other rentals and landing fees                        1,820                 1,206             4,357               4,325
   Other operating expenses                              6,872                 4,250            16,620              16,905
   Shutdown and other nonrecurring expenses                  -                 2,638                 -               6,855
                                                   -----------           -----------       -----------         -----------
                         Total operating expenses       30,402                20,132            77,117              74,677
                                                   -----------           -----------       -----------         -----------
                          Operating income (loss)        5,782                   242             5,385              (8,295)
INTEREST EXPENSE                                           781                 1,287             2,469               4,360
                                                   -----------           -----------       -----------         -----------
                Income (Loss) before income taxes        5,001                (1,045)            2,916             (12,655)
INCOME TAX EXPENSE (BENEFIT)                               140                     -               140                   -
                                                   -----------           -----------       -----------         -----------
                                Net Income (Loss)  $     4,861           $    (1,045)      $     2,776         $   (12,655)
                                                   -----------           -----------       -----------         -----------
                                                   -----------           -----------       -----------         -----------
NET INCOME (LOSS) PER SHARE:
   Basic                                           $      0.61           $     (0.14)      $      0.36         $     (1.67)
                                                   -----------           -----------       -----------         -----------
                                                   -----------           -----------       -----------         -----------
   Diluted                                         $      0.56           $     (0.14)      $      0.33         $     (1.67)
                                                   -----------           -----------       -----------         -----------
                                                   -----------           -----------       -----------         -----------

WEIGHTED AVERAGE SHARES USED IN
COMPUTATION
   Basic                                             7,916,930             7,589,121         7,700,247           7,588,680
   Diluted                                           8,690,412             7,589,121         8,473,729           7,588,680



The accompanying condensed notes to the unaudited consolidated interim financial statements are an integral part of these statements.

                     GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                    (Unaudited)
                                   (in thousands)

                                                                          1998             1997
                                                                      -----------      -----------
OPERATING ACTIVITIES:
  Net income (loss)                                                   $     2,776      $   (12,655)
  Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                        2,100            4,125
       Change in current operating items:
          Accounts receivable, net                                         (5,994)            (988)
          Inventories, net                                                 (2,855)            (616)
          Prepaid expenses and deposits                                       787              814
          Accounts payable and accrued liabilities                          2,133            1,358
                                                                      -----------      -----------
            Net cash flows used in operating activities                    (1,053)          (7,962)
                                                                      -----------      -----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (1,628)            (234)
  Proceeds from certificate of deposit                                      2,247                -
                                                                      -----------      -----------
            Net cash flows provided by (used in)
               investing activities                                           619             (234)
                                                                      -----------      -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                            5,582            5,204
  Repayment of debt                                                        (4,716)          (1,865)
  Proceeds from sale of common stock                                        1,502                -
                                                                      -----------      -----------
            Net cash flows used in financing activities                     2,368            3,339
                                                                      -----------      -----------

NET CHANGE IN CASH                                                          1,934           (4,857)

CASH:
  Beginning of Period                                                           6            6,676
                                                                      -----------      -----------
  End of Period                                                       $     1,940      $     1,819
                                                                      -----------      -----------
                                                                      -----------      -----------

SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid during the period for-
     Interest                                                         $     1,745      $       203
                                                                      -----------      -----------
                                                                      -----------      -----------
  Noncash transactions-
     Issuance of Common Stock for
       repayment of indebtedness                                      $       500      $         -
                                                                      -----------      -----------
                                                                      -----------      -----------
  Deferred manufacturer's incentives received as:
       Property and equipment                                         $         -      $      (200)
                                                                      -----------      -----------
                                                                      -----------      -----------



The accompanying condensed notes to the unaudited consolidated interim financial statements are an integral part of these statements

                             GREAT LAKES AVIATION, LTD.
                   CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED
                            INTERIM FINANCIAL STATEMENTS

GENERAL

The consolidated financial statements included herein have been prepared by Great Lakes Aviation, Ltd. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The foregoing financial statements contain an opinion by the Company's independent public accountants indicating substantial doubt as to the Company's ability to continue as a going concern.

The consolidated financial statements include the accounts of Great Lakes Aviation, Ltd. and its wholly owned subsidiary "RDU Inc.", referred to collectively as the Company. All significant inter-company transactions and balances have been eliminated in consolidation. RDU, Inc. currently has no activity and is not being utilized by the Company.

Under terms of a consent order (the Order) with the Federal Aviation Administration (FAA), the Company temporarily suspended its flight operations on May 16, 1997 and resumed flight operations on a limited basis on May 23, 1997. The FAA notified the Company in June 1998 that it had met all the provisions set forth in the Order. Due to the suspension of operations during 1997, the operating results for the third quarter of 1998 are not directly comparable to the prior period.

During the first six months of 1998, the Company operated scheduled passenger and airfreight service under two marketing identities. The Company operates under a cooperative marketing agreement ("United Express Agreement") with United Airlines, Inc. ("United"). During the first half of 1997, the Company also operated as Midway Connection under a code sharing agreement with Midway Airlines Corporation, and in the Southwestern United States and Mexico independently under its own code as Great Lakes Airlines. The service provided under these two operating identities was discontinued on May 16, 1997, although the Company continued to operate as Great Lakes Airlines on one route in the Midwest. On June 15, 1998, service on that route was converted, so that all passenger service currently provided by the Company is operated as United Express.

Revenues during the quarter ended September 30, 1998 were derived 99.7% from United Express operations and 0.3% from Great Lakes Airlines operations.

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

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United that expired December 31, 1997. (See United Express Relationship, discussed below.) As of September 30, 1998, the Company served 68 destinations in 13 states with 422 scheduled departures each weekday.

Prior to the most recent quarter, the Company had suffered significant recurring losses and negative cash flows, which have raised doubts about its ability to continue as a going concern. The Company is heavily dependent on Raytheon Aircraft Company and United for its liquidity requirements, however neither Raytheon Aircraft Company nor United is under any current obligation to provide further financing to the Company. (See Liquidity and Capital Resources, discussed below.) The Company's viability as a going concern depends upon its ability to remain profitable.

The Company has significantly expanded its route structure within the United Express Marketing Relationship during 1998. The Company is maximizing its operating advantage at Chicago's O'Hare Airport where the Company controls 74 operating slots and revenue passenger yields are highest. The Company's current focus is on expansion of service at United's Denver hub.

2.   ESSENTIAL AIR SERVICE

The Airline Deregulation Act of 1978 ("The Deregulation Act") allowed airlines great freedom to introduce, increase and generally reduce or eliminate service to existing markets. Under the Essential Air Service Program, which is administered by the Department of Transportation (DOT), certain communities that received scheduled air service prior to the passage of the Deregulation Act are guaranteed specified levels of "essential air service." The DOT may authorize federal subsidies to compensate a carrier providing essential air service in otherwise unprofitable or minimally profitable markets. If these subsidies are reduced or eliminated the Company may discontinue service to some or all of the subsidized communities.

At September 30, 1998, the Company served 29 essential air service communities on a subsidized basis. The Company received $4.2 million and $1.6 million in essential air service subsidies for the quarters ended September 30, 1998 and 1997, respectively. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before it may terminate, suspend or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. The Company has negotiated increases in rates and added additional cities and flight frequencies for which it receives subsidy revenue. Subsidy rates currently in effect are expected to generate essential air service revenues of approximately $17.3 million on an annualized basis, as follows:


                                                              ANNUAL
                                                              SUBSIDY
                                                               RATE
                                                ORDER #   (IN THOUSANDS)    EXPIRES
                                              ---------  --------------    --------
Dickinson, ND                                  98-03-27             330     3/31/00
Fairmont, MN/Brookings, Yankton, SD/
  Devils Lake, Jamestown, ND/Norfolk, NE       97-08-09           4,070     7/31/99
Ironwood, MI                                   97-07-06             359     6/30/00
Manistee, MI                                   96-12-42             159    12/28/98
Mattoon, IL                                    97-05-03             218     2/28/99
Ottumwa, IA/Sterling-Rock Falls, IL            97-01-14             923     9/30/98
Mount Vernon, IL                               98-07-08             480        *
Lamar, CO/Goodland, KS/Alliance, Chadron
  Kearney, McCook, NE                          97-10-10           5,579     6/30/99
Cortez, CO/Dodge City, Garden City, Great
  Bend, Hays, Liberal, KS                      98-03-32           2,907     9/30/99
Alamosa, CO/Laramie, Rock Springs,
  Worland, WY                                  98-04-25           2,303     4/30/00
                                                         --------------
                                               TOTAL     $       17,328
                                                         --------------
                                                         --------------



* Rate effective until further Department action

3.   YEAR 2000 UPDATE

The Company has reviewed its computer systems and application programs for Year 2000 compliance, and has established a database to monitor the hardware and software modifications necessary to make all systems Year 2000 compliant. Certain modifications have been made as part of this process. The cost of completing these modifications has not yet been determined, but it is not expected to be material. The Company has identified third party sources for information and critical vendors upon which the Company must rely, including aircraft manufacturers, governmental agencies, and United, and has begun the compliance inquiry process. It is anticipated that this process will be complete by December 31, 1998, and any remediation costs determined by April 1, 1999. As a result of the code sharing relationship, the Company's business is sensitive to events and risks affecting United. Failure by United to become Year 2000 compliant could have a material adverse effect on the Company's business and financial conditions. The Company's business, financial condition, and results of operations could be materially adversely affected by the failure of its systems and applications or those operated by others. The Company is developing a contingency plan for Year 2000 exposure, and intends to incorporate the plan as part of its overall efforts to ensure that its systems are Year 2000 compliant by mid-1999.

4.   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1998 AND 1997

The following table sets forth certain financial information regarding the
Company:

STATEMENT OF OPERATIONS DATA


                                                           For the Three Months Ended September 30
                                             ----------------------------------------------------------------------
                                                               1998                                 1997
                                             ----------------------------------------     -------------------------
                                                              Cents        % Increase                      Cents
                                               Amount          Per         (decrease)       Amount          Per
                                             (in 000s)         ASM          from 1997      (in 000s)        ASM
                                             ----------     ----------     ----------     ----------     ----------
TOTAL OPERATING REVENUES                         36,184           25.7          77.6%        $20,374           21.8
                                             ----------     ----------     ----------     ----------     ----------

Salaries, Wages and Benefits                      7,830            5.6           72.5          4,539            4.9
Aircraft Fuel                                     4,091            2.9           62.7          2,515            2.7
Aircraft Parts and Component Repair               2,709            1.9          198.0            909            1.0
Commissions                                       1,772            1.3           37.9          1,285            1.4
Depreciation and Amortization                       972            0.7            3.4            940            1.0
Aircraft Rental                                   4,336            3.1          134.4          1,850            2.0
Other Rentals and Landing Fees                    1,820            1.3           50.9          1,206            1.3
Other Operating Expense                           6,872            4.9           61.7          4,250            4.5
Shutdown and other nonrecurring expenses              -              -              -          2,638            2.8
                                             ----------     ----------     ----------     ----------     ----------
  Total Operating Expenses                       30,402           21.6          51.0%         20,132           21.6
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------
Operating Income                                  5,782            4.1              -            242            0.2
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------
Interest Expense (net)                              781            0.6          (39.3)%        1,287            1.4
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------



SELECTED OPERATING DATA                                                Increase/(Decrease)
                                                      1998                 from 1997                 1997
                                             -------------------  ---------------------------  --------------------
Available Seat Miles (000s)                        140,777                     50.6%                  93,447
Revenue Passenger Miles (000s)                      80,622                     63.6%                  49,276
Passenger Load Factor                                 57.3%                     4.6pts                  52.7%
Passengers Carried                                 277,709                     73.0%                 160,512
Average Yield per Revenue Passenger Mile              37.8CENTS                 2.4%                    36.9CENTS
Passenger Revenue per Available Seat Mile             21.7CENTS                11.9%                    19.4CENTS



OPERATING REVENUES

Operating revenues increased 77.6% to $36.2 million in the third quarter of 1998 from $20.4 million during the third quarter of 1997. The increase in operating revenues resulted from the increase in revenue passenger miles flown by 63.6 % to 80.6 million in the third quarter of 1998 from 49.3 million during the third quarter of 1997 in conjunction with a 50.6% increase in capacity to 140.8 million ASMs in the third quarter of 1998 from 93.4 million ASMs during the third quarter of 1997. In addition, public service revenue increased 158.8% to $4.2 million in the third quarter of 1998 from $1.6 million in the third quarter of 1997. Load factors and revenues in the third quarter of 1998 were favorably impacted by the pilot strike against Northwest Airlines, Inc. which, management believes increased revenues by approximately $1 million.

OPERATING EXPENSES

Total operating expenses increased to $30.4 million, or 21.6 cents per ASM, in the third quarter of 1998 from $20.1 million, or 21.5 cents per ASM in the third quarter of 1997. The 1998 increase is primarily a result of the Denver expansion during the second quarter of 1998.

Salaries, wages, and benefits expense increased to 5.6 cents per ASM during the third quarter of 1998, from 4.9 cents per ASM during the third quarter of 1997, due to pay increases incurred as a result of the new labor agreements in late 1997 with the Company's pilots and mechanics, and additional staffing associated with the Denver expansion.

Aircraft fuel expense per ASM increased to 2.9 cents in the third quarter of 1998 from 2.7 cents in the third quarter of 1997, primarily due to the higher unit cost at certain locations within the Company's route structure, including the Denver expansion.

Maintenance materials and component repairs expense increased to 1.9 cents per ASM during the third quarter of 1998 from 1.0 cents per ASM during the third quarter of 1997. This is mainly due to utilization and maintenance of the entire aircraft fleet during the third quarter of 1998. In the third quarter of 1997, only selected aircraft with lower maintenance needs were being operated as a part of the phased return to service following the voluntary suspension in May 1997.

Aircraft rental expense increased to 3.1 cents per ASM in the third quarter of 1998 from 2.0 cents per ASM in the third quarter of 1997. The increase is primarily due to an increase in the number of aircraft under operating leases, and the upgrade of the Company's Beechcraft fleet from 1900C aircraft to 1900D aircraft.

Other operating expenses increased to 4.9 cents per ASM in the third quarter of 1998 from 4.5 cents in the third quarter of 1997. The higher costs in 1998 result from additional general and administrative costs associated with the significant expansion at the Denver hub.

PROVISION FOR INCOME TAXES

The provision for income taxes in the third quarter of 1998 relates primarily to state income taxes in certain jurisdictions where the Company does not have tax loss carryforwards. In recognition of the Company's financial results of recent periods and the uncertainties of the airline competitive environment, the Company has not recognized a benefit for existing federal and state net operating loss carryforwards.

5.   RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
     SEPTEMBER 30, 1998 AND 1997

The following table sets forth certain financial information regarding the
Company:


STATEMENT OF OPERATIONS DATA


                                                            For the Nine Months Ended September 30
                                             ---------------------------------------------------------------------
                                                              1998                                  1997
                                             ----------------------------------------     ------------------------
                                                              Cents        % Increase                     Cents
                                                Amount         Per         (decrease)       Amount          Per
                                              (in 000s)        ASM          from 1996      (in 000s)        ASM
                                             ----------     ----------     ----------     ----------     ----------
TOTAL OPERATING REVENUES                     $   82,502           23.6          24.3%     $   66,382           19.2
                                             ----------     ----------     ----------     ----------     ----------

Salaries, Wages and Benefits                     20,779            5.9           27.2         16,333            4.7
Aircraft Fuel                                    10,151            2.9            0.1         10,141            2.9
Aircraft Parts and Component Repair               6,702            1.9           43.1          4,684            1.4
Commissions                                       4,132            1.2           (7.3)         4,456            1.3
Depreciation and Amortization                     2,441            0.7          (30.0)         3,489            1.0
Aircraft Rental                                  11,935            3.4           59.4          7,489            2.2
Other Rentals and Landing Fees                    4,357            1.2            0.7          4,325            1.2
Other Operating Expense                          16,620            4.8           (1.7)        16,905            4.9
Shutdown and other nonrecurring expenses              -              -              -          6,855            2.0
                                             ----------     ----------     ----------     ----------     ----------
  Total Operating Expenses                       77,117           22.0            3.3%        74,677           21.6
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------
Operating Income                                  5,385            1.6              -         (8,295)          (2.4)
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------
Interest Expense (net)                            2,469            0.7          (43.4)%        4,360            1.3
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------



SELECTED OPERATING DATA                                                Increase/(Decrease)
                                                      1998                 from 1997                 1997
                                             -------------------  ---------------------------  --------------------
Available Seat Miles (000s)                         349,807                     1.2%                 345,678
Revenue Passenger Miles (000s)                      181,982                    15.8%                 157,196
Passenger Load Factor                                 52.0%                     6.5pts                  45.5%
Passengers Carried                                  627,102                    19.5%                 524,618
Average Yield per Revenue Passenger Mile              37.4CENTS                (2.9)%                   38.5CENTS
Passenger Revenue per Available Seat Mile             19.5CENTS                11.4%                    17.5CENTS



OPERATING REVENUES

Operating revenues increased 24.3 percent to $82.5 million in the first three quarters of 1998 from $66.4 million during the first three quarters of 1997. The increase in operating revenues resulted from the increase in revenue passenger miles flown by 15.8 % to 182.0 million in the first three quarters of 1998 from
157.2 million during the first three quarters of 1997 in conjunction with a 1.2% increase in capacity to 349.8 million ASMs in the first three quarters of 1998 from 345.7 million ASMs during the first three quarters of 1997. In addition, public service revenue increased 184.4% to $10.9 million in the first three quarters of 1998 from $3.8 million in the first three quarters of 1997.

OPERATING EXPENSES

Total operating expenses increased 3.3% to $77.1 million in the first three quarters of 1998 from $74.7 million in the first three quarters of 1997. Total operating expenses increased to 22.0 cents per ASM in the first three quarters of 1998 from or 21.6 cents per ASM in the first three quarters of 1997, due to the costs associated with the Company's expansion of service at it's Denver hub.

Salaries, wages, and benefits expense increased to 5.9 cents per ASM during the first three quarters of 1998, from 4.7 cents per ASM during the first three quarters of 1997, partially due to pay increases incurred as a result of the new labor agreements in late 1997 with the Company's pilots and mechanics. In addition, the Denver hub expansion has resulted in increased hiring and training of pilots, and hiring and training of additional customer service personnel.

Aircraft fuel expense per ASM was 2.9 cents for the first three quarters of 1998 and 2.9 cents for the first three quarters of 1997.

Maintenance materials and component repairs expense increased to 1.9 cents per ASM during the first three quarters of 1998, from 1.4 cents per ASM in the first three quarters of 1997, mainly due to utilization and maintenance of the entire aircraft fleet during 1998. Following the voluntary suspension of service in May 1997, only selected aircraft with lower maintenance needs were being operated as a part of the phased return to service during 1997.

Aircraft rental expense increased to 3.4 cents per ASM in the first nine months of 1998 from 2.2 cents per ASM in the first nine months of 1997. The increase is primarily due to an increase in the number of aircraft under operating leases, and the upgrade of the Company's Beechcraft fleet from 1900C aircraft to 1900D aircraft.

Other operating expenses decreased to 4.8 cents per ASM in the first three quarters of 1998 from 4.9 cents per ASM in the first three quarters of 1997.

6.   LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $1.9 million at September 30, 1998 from $0.06 million at December 31, 1997. Net cash flows used in operating activities were $1.0 million and $8.0 million in the first three quarters of 1998 and 1997, respectively. The major use of such cash flows in the first three quarters of 1998 was a $6.0 million increase in accounts receivable, and a $2.9 million increase in inventories, partially offset by an increase in accounts payable and accrued expenses.

Capital expenditures related to aircraft and equipment totaled $1.6 million in the first three quarters of 1998 and $234,000 during the first three quarters of 1997. Principal repayments on notes payable and long-term debt were $5.2 million and new short-term borrowings were $5.6 million in the first three quarters of 1998.

Long-term debt, net of current maturities of $2.3 million, totaled $28.4 million at September 30, 1998 compared to $27.7 million, net of current maturities of $6.1 million, at September 30, 1997.

On August 31, 1998, the Company sold one million shares of its Common Stock for aggregate consideration of $2 million consisting of approximately $500,000 as the cancellation of outstanding debt obligations, with the balance in cash. (See Part II, Item 2. Below.)

Prior to the most recent quarter, the Company had suffered recurring losses and negative cash flows, which have raised doubt about its ability to continue as a going concern. The Company is heavily dependent on Raytheon Aircraft Company and its financing affiliates ("Raytheon") and United for its liquidity requirements, however neither Raytheon nor United is under any current obligation to provide further financing to the Company. These matters have raised doubt about the Company's ability to continue as a going concern and, as a result, the Report of Independent Public Accountants on the financial statements for the year ended December 31, 1997, contains a statement to this effect.

Raytheon is the Company's primary aircraft supplier and largest creditor. The Company has financed its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also extended the Company a $5 million working capital line of credit which has been fully utilized, and a $5 million short term loan maturing December 31, 1998, both of which are collateralized by all Beech aircraft spare parts and equipment and accounts receivable. In addition, Raytheon was granted a warrant for a period of ten years, exercisable commencing July 16, 1998, to purchase one million shares of Great Lakes common stock at a price of $.75 per share. Raytheon has not exercised the warrant as of the date of this filing.

The table below shows the number and type of aircraft operated by the Company on January 1, 1998 and September 30, 1998 and the number and type of aircraft acquired or retired from the Company's fleet during the nine months ended September 30, 1998.




-------------------------------------------------------------------------------------------------------
                   January 1,                                    September 30,       September 30, 1998
                     1998         Acquisitions    Retirements        1998             Owned     Leased
-------------------------------------------------------------------------------------------------------
Beechcraft 1900C      19               5              19               5                -          5
-------------------------------------------------------------------------------------------------------
           1900D      18              22               -              40                6         34
-------------------------------------------------------------------------------------------------------
Embraer 120           10               -               2               8                4          4
-------------------------------------------------------------------------------------------------------
           Total      47              27              21              53               10         43
-------------------------------------------------------------------------------------------------------



In the second quarter of 1998, the Company purchased six Beechcraft 1900D aircraft and concurrently sold its seven owned Beechcraft 1900C aircraft to Raytheon. In addition, the Company acquired 16 1900D aircraft under long term operating leases. As part of the agreements, Raytheon agreed to accept the return of 12 1900C aircraft also operated under operating leases. The Company is currently leasing five 1900C aircraft for use in contracted mail service and as spare passenger service aircraft. Raytheon provided financing for the above acquisitions.

During the first half of 1998, the Company disposed of two Brasilia aircraft by an agreed upon termination of the underlying leases and transferring possession to another carrier. In connection with the disposition of one of these aircraft, the Company guaranteed the continued payment of certain purchase incentive payments by an agency of the Brazilian government to the lessor, which incentive payments had previously been received by the Company. The Company obtained an opinion from Brazilian counsel to the effect that the disposition by the Company would not effect the obligations of the Brazilian Government agency to continue to make these incentive payments.

7.   UNITED EXPRESS RELATIONSHIP

The Company's code sharing agreement with United expired in December 1997. The Company believes its relationship with United is satisfactory, as evidenced by United's recent selection of the Company as the United Express carrier for additional routes serving the Denver airport. Since December 31, 1997, the Company has been operating as if the principal day-to-day operational provisions of the previous code sharing agreement are still effective. The Company and United have entered into negotiations to renew the code sharing agreement. As part of their negotiations, United has restructured its operating relationships with certain of its United Express carriers, pursuant to which the Company has began providing service to Denver from 21 additional cities since April 23, 1998. As a result of United's restructuring, the Company has become the only United Express carrier providing service with nineteen seat aircraft at the Chicago and Denver hubs. While the Company expects a new code sharing agreement to be finalized on a mutually advantageous basis, no assurance can be given that this actually will be accomplished. Any failure to enter into a new code sharing agreement with United, any material adverse change in terms from the prior code sharing agreement, or any substantial decrease in the number of routes served by the Company under this agreement could have a material adverse effect on the Company's business. As a result of the code sharing relationship with United, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business may also be adversely affected.

ITEM 3    Quantitative and Qualitative Disclosures about Market Risk

          Not applicable.

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.

     Under a purchase agreement dated August 31, 1998, the Company sold one million shares of its Common Stock to two investors, one of which is an entity controlled by Mr. Douglas G. Voss, the President of the Company. The aggregate consideration received by the Company was $2 million consisting of approximately $500,000 as the cancellation of outstanding debt obligations to the entity controlled by Mr. Voss, with the balance in cash. The private placement transaction was exempt from registration under
     Section 4(2) of the Securities Act of 1933, as amended, as the transaction did not constitute a public offering and Rule 506 of Regulation D.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

ITEM 5    Other Information

          Not applicable.

ITEM 6    Other Information

EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit 10 Stock Purchase Agreement, dated August 31, 1998, by and between the Company and Iowa Great Lakes Flyers, Inc. and Tennebaum & Co. LLC.

          Exhibit 27 Financial Data Schedule

     b) The Company filed the following documents with the Commission during the quarter for which this report is filed:

          (1) The Company's Current Report on Form 8-K filed on September 10, 1998 (File No. 23224) relating to the Company meeting the necessary requirements to be listed on the Nasdaq SmallCap Market.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                        GREAT LAKES AVIATION, LTD.

Dated: November 10, 1998                By  /s/ Douglas G. Voss
                                          ---------------------------------
                                           Douglas G. Voss
                                           President and Chief Executive Officer

                                        By  /s/ Richard A. Hanson
                                          ---------------------------------
                                           Richard A. Hanson
                                           Vice President and Controller