Form 10-K405
period 1998-12-31
GREAT LAKES AVIATION LTD
filed 1999-03-31
CIK 914397

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1998

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

                                                1965 330th Street
                                             Spencer, Iowa 51301-9211
                                             ------------------------
(Address of principal executive offices)              (Zip Code)
Registrant's telephone number, including area code: (712) 262-1000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 25, 1999 was approximately $8,826,405.

As of March 25,1999, there were 8,637,440 shares of Common Stock of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

           Document Incorporated                      Part of Form 10-K
           ---------------------                      -----------------
       Proxy Statement for 1999 Annual                     Part III
           Meeting of Shareholders

                                 FORM 10-K INDEX

                                                                                                                 Page
                                                                                                                 ----
PART I     .......................................................................................................1
           Item 1.    BUSINESS....................................................................................8
           Item 2.    PROPERTIES..................................................................................8
           Item 3.    LEGAL PROCEEDINGS...........................................................................8
           Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................8

PART II    .......................................................................................................9
           Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................9
           Item 6.    SELECTED FINANCIAL DATA.....................................................................9
           Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......11
           Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................18
           Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................19
           Item 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........19

PART III   ......................................................................................................20
           Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................20
           Item 11.   EXECUTIVE COMPENSATION.....................................................................20
           Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................20
           Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................20

PART IV    ......................................................................................................45
           Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................45

SIGNATURES.......................................................................................................47


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Great Lakes Aviation, Ltd. ("Great Lakes") is a regional airline, which during 1998 operated under two marketing identities (the "Regional Identities"):
United Express, and Great Lakes Airlines. The Company is one of several companies operating as United Express under code sharing agreements with United Air Lines, Inc. ("United"). While the Company does not compete against other United Express carriers on routes that it serves, it does compete with them to receive the right to serve additional markets under a United agreement. On October 1, 1995 the Company began operating as Midway Connection under a code sharing agreement with Midway Airlines Corporation ("Midway"). The Midway Agreement was terminated on May 16, 1997 and the Company ceased operating as Midway Connection. On August 8, 1995, the Company began operations in the Southwest United States and Mexico independently under its own code as Great Lakes Airlines. This service was discontinued on May 16, 1997 although the Company continued to operate as Great Lakes Airlines on one route in the Midwest until June 15, 1998. As of December 31, 1998, the Company's fleet consisted of 40 Beechcraft Model 1900D 19-passenger aircraft and 8 Embraer Brasilia 30-passenger aircraft. In addition, one Beechcraft Model 1900C is currently being utilized for passenger service. The Company also has four (4) Beechcraft Model 1900C aircraft being used exclusively for freight operations. References herein to the Company include Great Lakes and its wholly owned subsidiary, RDU, Inc. RDU, Inc. currently has no activity and is not being utilized by the Company.

         The table below sets forth certain operating information for each of the Regional Identities for the year ended December 31, 1998.

                                              United         Great Lakes         Total
                                             Express          Airlines
Operating revenues (000's)                   $112,756           $ 1,259         $114,032
Passengers                                    860,575            12,532          873,186
Available seat miles (000's)                  484,458             4,754          489,212
Revenue passenger miles (000's)               247,914             2,184          250,098
Load Factor                                     51.2%             45.9%            51.1%

         Under terms of a consent order (the "Order") with the Federal Aviation Administration (the FAA), the Company temporarily suspended its flight operations on May 16, 1997 and resumed flight operations on a limited basis on May 23, 1997. The FAA notified the Company in June 1998 that it had met all the provisions set forth in the Order. Due to the suspension of operations during 1997, the operating results for 1998 are not directly comparable to the prior period.

UNITED EXPRESS RELATIONSHIP

         The United Express operation serves 71 destinations in fourteen states located in the Upper Midwest, with hubs located at Chicago O'Hare, Denver and Minneapolis/St. Paul, as of December 31, 1998. The Company became a "United Express" carrier in 1992 under a code sharing agreement with United and is one of the principal United Express regional carriers.

         The code sharing agreement with United expired in December 1997. The Company believes its relationship with United is satisfactory, as evidenced by United's selection, during 1998, of the Company as the United Express carrier for additional routes serving the Denver airport. Since December 31, 1997, the Company has been operating as if the principal day-to-day operational provisions of the previous code sharing agreement are still effective. The Company and United have entered into negotiations to renew the code sharing agreement. As part of their negotiations, United has restructured its operating relationships with certain of its United Express carriers, pursuant to which the Company has provided service to Denver from 24 additional cities since April 23, 1998. As a result of this restructuring, the Company is the only United Express carrier providing service with nineteen seat aircraft at the Chicago and Denver hubs. While the Company expects a new code sharing agreement to be finalized on a mutually advantageous basis, no assurance can be given that this actually will be accomplished. Certain material provisions of the prior code sharing agreement and related agreements (the "United Express Agreements") are described herein because any new code sharing agreement may contain similar terms. Any failure to enter into a new code sharing agreement with United, any material adverse change in terms from the prior code sharing agreement, or any substantial decrease in the number of routes served by the Company under this agreement could have a material adverse effect on the

Company's business. As a result of the code sharing relationship with United, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business may also be adversely affected.

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

UNITED EXPRESS MARKETS

CHICAGO

         The Company's service to the Chicago O'Hare market is anchored by its ownership of 54 slots and 10 slot exemptions and its lease of seven slots allocated by the FAA. A slot is a 30 minute interval during the period from 6:45 a.m. to 9:14 p.m. during which an airline may operate either a take-off or landing. Flights in this market are used primarily to provide connecting opportunities with United flights. The Company's ability to increase its passenger volume at Chicago O'Hare is limited by its allocation of slots, and future increases in passenger volume are expected to come from increased load factors, the acquisition of additional slots and the concentrated use at O'Hare of currently operated larger aircraft. See "Slot Allocation" and "Aircraft." During 1998, approximately 50 percent of the Company's passenger traffic was carried to or from Chicago. During 1998, approximately 49 percent of the Company's traffic at Chicago O'Hare connected with United, one percent connected with other airlines and 49 percent traveled exclusively on a Great Lakes flight ("on-line"). As of December 31, 1998, Great Lakes had 46 weekday Chicago O'Hare departures serving 24 destinations located in Iowa, Illinois, Indiana, Michigan, North Dakota, South Dakota and Wisconsin.

DENVER

         The Company's primary strategy at Denver is to implement service in markets where United and other major carriers have reduced service and to feed that traffic to this United hub. The Company is in negotiations with United as a part of the United code sharing agreement with respect to the sharing of the expenses of operating at the new Denver airport. During 1998, approximately 45 percent of the Company's passenger traffic was carried to or from Denver. During 1998, approximately 51 percent of the Company's traffic at Denver connected with United, 0.3 percent connected with other carriers and 49 percent were on-line. As of December 31, 1998, the Company had 95 weekday Denver departures serving 38 destinations located in Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Wyoming, and New Mexico.

         In the first quarter of 1998, the Company was selected by United to replace another United Express carrier at ten Essential Air Service points in Colorado, Kansas, and Wyoming to be served from Denver, effective April 23, 1998. In addition, the Company began service to four additional cities in Nebraska, Colorado, Kansas, and Wyoming on that date. On June 1, 1998 the Company added United Express service to four more cities in Colorado and New Mexico from Denver.

         As part of an arrangement with United to permit other United Express carriers to provide service from Sioux Falls, South Dakota and Fargo, North Dakota, the Company began providing service on October 25, 1998 to Denver from three additional cities in Wyoming. The Company also provides scheduled mail transport to two cities in Montana.

MINNEAPOLIS/ST. PAUL

         As of December 31, 1998, Great Lakes had 11 weekday departures serving eight destinations located in Iowa, Minnesota, North and South Dakota, and Nebraska. During 1998, services in the Minneapolis/St. Paul markets were substantially reduced and the remaining services are supported by the Essential Air Service Subsidy program.

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

         At December 31, 1998, the Company served 29 essential air service communities on a subsidized basis. The Company received $15.0 million, $6.1 million and $3.5 million in essential air service subsidies for the years ended December 31, 1998, 1997 and 1996, respectively. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before it may terminate, suspend or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. The Company negotiated increases in rates which went into effect in 1998, and added additional cities and flight frequencies for which it receives subsidy revenue.

AIRCRAFT

GENERAL

         At December 31, 1998, the Company's fleet consisted of 45 Beechcraft 1900 aircraft and eight Embraer passenger aircraft, of which 41 Beechcraft 1900 aircraft and eight Embraer Brasilia aircraft were operated in scheduled passenger service. The remaining 4 Beechcraft 1900C aircraft are being utilized exclusively for scheduled mail and freight operations. The Beechcraft 1900 aircraft are pressurized, radar equipped and offer a 300-mile per hour cruising speed for 19 passengers, plus cargo, with a range of 850 miles. The Beechcraft 1900 aircraft is widely regarded by airlines as an efficient and reliable aircraft for regional service. As of December 31, 1998, the Company owned six of its Beechcraft 1900 aircraft and leased the remaining 39 under agreements with remaining terms ranging from monthly to 18 years.

         The 30 passenger Embraer Brasilia aircraft are equipped with advanced avionics, have stand-up cabins, restrooms, are staffed with a flight attendant and offer a 330 mile per hour cruising speed with a range of 750 miles. As of December 31, 1998, the Company owned four of its Embraer Brasilia aircraft and leased the remaining four under agreements with remaining terms ranging from four to 13 years.

SUMMARY OF AIRCRAFT ADDITIONS AND DELETIONS

         The table below shows the number and type of aircraft operated by the Company on January 1, 1998 and December 31, 1998 and the number and type of aircraft acquired or retired from the Company's fleet during the year ended December 31, 1998.

                                                                                     December 31, 1998
                         January 1,                                 December 31,    -------------------
                            1998          Additions     Retirements     1998         Owned      Leased
                            ----          ---------     -----------     ----        -------     -------
Beechcraft 1900C             19              --              14           5           --            5
           1900D             18              22              --          40            6           34
Embraer 120                  10              --               2           8            4            4
                            ----            ----            ----        ----           --           --
      Total                  47              22              16          53           10           43
                            ----            ----            ----        ----           --           --
                            ----            ----            ----        ----           --           --

         In February 1998 the Company entered into an agreement with another carrier to sell its ten remaining Brasilia aircraft and related spare parts and specialized tooling, and disposed of one Brasilia aircraft pursuant to that agreement in March 1998 and one in April 1998. Subsequent to the February 1998 agreement, management determined to continue to utilize eight Brasilia aircraft in its operations and accordingly, the Company renegotiated the agreement with the other carrier to reduce the number of Brasilia aircraft to be sold. The Company currently has no plans to make any further reductions to its fleet of Brasilia aircraft.

         As of December 31, 1998, the average ages of the Company's owned and leased aircraft were 5.8 and 3.3 years, respectively. As of December 31, 1997, the average ages of the Company's owned and leased aircraft were 6.8 and 4.1 years, respectively.

AIRCRAFT DEBT AND LEASES

         Raytheon Aircraft Corporation together with its financing affiliate (collectively, "Raytheon") is the Company's primary aircraft supplier and largest creditor. The Company has financed all of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under lease and debt agreements with Raytheon. Raytheon has also provided a $5 million working capital line of credit which has been fully utilized, and a $5 million short-term loan, both of which are collateralized by all Beechcraft spare parts and equipment and accounts receivable. The working capital line of credit is due upon demand by Raytheon. The expiration date of the working capital line of credit and the maturity date of the short-term loan have been extended to June 30, 1999. In addition, as part of a short-term financing in 1997, Raytheon was granted a ten year warrant, exercisable commencing July 16, 1998, to purchase one million shares of the Company's common stock at a price of $.75 per share. Raytheon has not exercised the warrant as of the date of this filing.

         Effective August 31, 1997, the Company restructured its Raytheon aircraft agreements, through a combination of sale-leaseback transactions and modifications to existing leases. The restructuring resulted in a total of 30 Beech 1900 aircraft being financed under operating leases of various terms with monthly lease payments ranging from $18,000 to $40,000 per aircraft. The restructuring also cured all of the defaults with Raytheon and resulted in a net gain of $1.5 million, which is being recognized over the life of the lease agreements.

         The Company has financed seven of its Brasilia aircraft through lease and debt agreements with other unrelated entities (collectively, the "Brasilia Agreements"). During 1997, all of the Brasilia Agreements went into default due to non-payment of scheduled amounts due. All defaults under the Brasilia Agreements were cured by March 31, 1998. Two Brasilia aircraft which the Company had in its fleet at January 1, 1997, were returned to the lessor through the exercise of the lessor's rights as a result of the default. The estimated lease termination costs associated with these two returned aircraft were included in Shutdown, and Other Nonrecurring Expenses in 1997. During 1998, the Company negotiated a final settlement on these aircraft. The final costs are included in Shutdown and other Nonrecurring Expenses for 1998.

         In the second quarter of 1998, the Company purchased six Beechcraft 1990D aircraft that had been operated under operating leases. Raytheon provided the financing for these acquisitions. As part of this agreement, Raytheon agreed to accept the return of up to 14 of the Company's 1900C aircraft. The Company returned seven leased 1900C aircraft and sold its seven owned Beechcraft 1900C aircraft to Raytheon. The Company currently leases five 1900C aircraft from Raytheon under month-to-month leases for use in contracted mail service and as a spare messenger service aircraft. In addition, the Company is utilizing 22 1900D aircraft under short-term operating leases. The Company is negotiating with Raytheon to purchase these 22 1900D aircraft through the issuance of notes payable to Raytheon. If this transaction is consummated, it will increase the Company's flight equipment and long-term debt by approximately $77 million. Management does not expect the purchase, if consummated, to have a material impact on earnings.

         During the first half of 1998, the Company disposed of two Brasilia aircraft by an agreed upon termination of the underlying leases and transferring possession to another carrier. In connection with the disposition of one of these aircraft, the Company guaranteed the continued payment of certain purchase incentive payments by an agency of the Brazilian government to the lessor, which incentive payments had previously been received by the Company. The Company obtained an opinion from Brazilian counsel to the effect that the disposition by the Company would not effect the obligations of the Brazilian Government agency to continue to make these incentive payments. No assurance can be provided, however, that the Brazilian Government will honor its obligations.

MAINTENANCE

         The FAA mandates periodic inspection and maintenance of commercial aircraft. The Company performs most maintenance and inspection of its aircraft and engines (except engine overhaul) using its own personnel. Heavy maintenance bases are located at: Huron, South Dakota; Grand Island, Nebraska; and Spencer, Iowa. Light maintenance is also performed in Denver, Colorado; Chicago, O'Hare; and Cheyenne, Wyoming. The Company attempts to perform its maintenance at locations where its aircraft are stored overnight to reduce maintenance costs and promote a higher level of operating efficiency. Parts and supplies inventories are also maintained at these locations to promote the mechanical dispatch reliability of the fleet. The Company also maintains an inventory of spare engines and propellers for its fleet to allow for minimal downtime during major overhauls. The Company performs certain major maintenance overhauls to its fleet, which it believes most other regional airlines have performed by outside contractors.

SLOT ALLOCATION

         At Chicago O'Hare, scheduled flights between 6:45 a.m. and 9:14 p.m. may be conducted only if an airline has obtained a slot. Of the 54 owned slots and 10 slot exemptions allocated to the Company by the FAA as of December 31, 1998, 32 may be used for aircraft with up to 65 seats and the remainder may be used for aircraft with up to 110 seats.

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

         During January 1997 the Company was awarded its slot exemptions for the specific purpose of providing 20 operations per day between Chicago O'Hare Airport and Dubuque and Mason City, Iowa; Huron and Sioux Falls, South Dakota; and Fargo, North Dakota. These slot exemptions may not be bought, sold or traded without DOT approval. In 1998, the Company discontinued its service from Fargo, North Dakota and transferred the corresponding slot exemptions to a jet service provider.

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

         Almost all markets are subject to a high degree of price competition both from established carriers and low fare jet carriers. The Company believes, however, that its ability to compete in its market areas is strengthened by its code sharing relationships with United and United's substantial presence at Chicago O'Hare and Denver which enhance the importance to Great Lakes of the United "UA" flight designator code in the Upper Midwest. In May 1997, the Company's scheduled operations at Minneapolis/St. Paul were substantially reduced and the resources re-deployed to Chicago and Denver where United's dominant position will generate considerably greater connecting traffic to the Company's flights. The Company competes with other airlines by offering frequent flights, flexible schedules and low fares. In addition, the Company's competitive position benefits from the large number of participants in United's "Mileage Plus" frequent flyer programs who fly regularly to or from the markets served by the Company. The United Express Agreements do not prohibit United from competing with the Company. The United Express Agreements require the Company to obtain United's written consent before commencing service as a United Express carrier on routes other than certain pre-approved routes.

         There can be no assurance that the Company will not experience increased competition from existing competitors or from new entrants on one or more of the Company's routes.

FUEL

         The Company has not experienced difficulty with fuel availability and expects to continue to be able to obtain fuel in quantities sufficient to meet its future requirements. The Company contracts directly with refiners for the purchase of portions of its fuel. Standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, a significant increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues, could have a material impact on the Company's future operating results.

EMPLOYEES

         On December 31, 1998, the Company had 1,120 full-time and 258 part-time employees as follows:

            CLASSIFICATION:
            Pilots............................................................    350
            Station personnel.................................................    690
            Maintenance personnel.............................................    223
            Administrative and clerical personnel.............................     63
            Flight attendants.................................................     24
            Management........................................................     28
                                                                                -----
                Total employees................................................ 1,378
                                                                                -----
                                                                                -----

         The Company's pilots are represented by the International Brotherhood of Teamsters. Effective November 1, 1997, the Company and union reached an agreement which becomes amendable October 30, 2000. During 1996 the flight attendants voted to be represented by the Teamsters Union, however, no collective bargaining agreement has been completed.

         The Company's mechanics are represented by the International Association of Machinists ("IAM"). The current agreement became effective November 1, 1997 and becomes amendable on November 1, 2000. During 1998, the Company's maintenance clerks voted to be represented by IAM. A collective bargaining agreement was negotiated and became effective March 1, 1999. The agreement becomes amendable March 1, 2002.

         The Company believes that relations with its employees are satisfactory.

CHARTER AND FREIGHT SERVICE

         The Company uses available aircraft and from time to time leases four and six passenger aircraft from an affiliated company to provide charter services to private individuals, corporations and groups such as collegiate athletic teams. The Company also carries freight, mail and small packages on most of its scheduled flights. Revenues from its charter flights and freight deliveries were 3.3 percent, 1.8 percent and 1.6 percent of the Company's total revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

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

INSURANCE

         The Company carries the types and amounts of insurance required by the DOT and customary in the regional airline industry, including coverage for public liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation. The United Express Agreements require the Company to maintain certain specified levels of insurance coverage. The Company believes that the insurance is adequate as to amounts and risks covered. There can be no assurance, however, that the limits of the Company's insurance will be sufficient to cover any catastrophic loss.

ITEM 2.  PROPERTIES

         The Company leases gate and ramp facilities at 69 airports where ticketing is handled by Company personnel. Payments to airport authorities for ground facilities are based on a number of factors, including the amount of space used and flight volume. The Company also leases aircraft maintenance and hangar space at four of the locations it serves.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company is one of several defendants in a lawsuit brought in the State of Indiana, Vigo Superior Court on January 8, 1998, by the owners of a private lake near the Terre Haute, Indiana Airport alleging that run-off from de-icing operations at the airport have contaminated the lake. This litigation is in the early stages and it cannot be determined at this time whether the Company will have any liability or whether any such liability will be material to the Company. It appears, however, that some activity at the airport had an adverse impact on plaintiff's lake but it is not clear that such activity is associated with the Company. The Company's insurance carrier has thus far refused to provide a defense in this litigation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's shareholders during the three-month period ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded under the symbol "GLUX" on the NASDAQ SmallCap Market. The Company's Common Stock began trading on January 19, 1994, the date of its initial public offering. The initial public offering price of the Company's Common Stock was $11.00 per share. From January 19, 1994 until August 27, 1998 the Company's Common Stock was listed on the NASDAQ National Market System. Effective August 28, 1998 the Company's Common Stock is listed on the NASDAQ SmallCap Market.

         The following table sets forth the range of high and low sale prices for the Company's Common Stock for each of the fiscal quarters for the past two years as reported by the National Association of Securities Dealer's Bulletin Board. These prices represent inter-dealer prices without adjustments for mark-up, mark-down or commission and do not necessarily reflect actual transactions.

STOCK QUOTATIONS

1998
                                     High               Low
                                     ----              ----
         First quarter              $3.94             $1.56
         Second quarter              3.38              2.19
         Third quarter               4.38              2.50
         Fourth quarter              4.00              2.13

1997
                                     High               Low
                                     ----              ----
         First quarter              $3.63             $1.00
         Second quarter              2.13               .63
         Third quarter               1.63               .75
         Fourth quarter              2.00               .82

         As of March 31, 1999, the Company had approximately 1,800 holders of its Common Stock. The closing price of its common stock on March 25, 1999, as reported by the NASDAQ SmallCap Market was $2.63 per share.

         The transfer agent for the Company's Common Stock is Norwest Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following consolidated statement of earnings and consolidated balance sheet data as of and for each of the years in the five-year period ended December 31, 1998 are derived from the Company's consolidated financial statements. The financial statements for the year ended December 31, 1998 and 1997 have been audited by KPMG Peat Marwick LLP, and the financial statements for the years ended 1996, 1995 and 1994 have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 and the reports thereon are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with and are qualified in their entirety by the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.


                                                                             Year Ended December 31
                                                       --------------------------------------------------------------------
                                                           (In thousands, except per share and selected operating data)
                                                          1998          1997           1996           1995           1994
                                                          ----          ----           ----           ----           ----
STATEMENTS OF EARNINGS DATA:

     Passenger and public service revenues             $ 108,467     $  81,335      $ 107,528       $ 81,215       $ 67,784
     Other revenues                                        5,565         2,455          2,142          2,981          2,224
                                                       ---------     ---------      ---------      ---------      ---------
              Total operating revenues                   114,032        83,790        109,670         84,196         70,008
                                                       ---------     ---------      ---------      ---------      ---------
     Operating expenses:
         Salaries, wages and benefits                     29,106        22,091         27,801         21,407         16,157
         Aircraft fuel                                    13,974        13,206         19,377         14,181         12,123
         Aircraft maintenance materials
              and repairs                                  9,426         7,041         13,248          9,229          8,612
         Commissions                                       5,560         5,553          7,704          6,211          5,340
         Depreciation and amortization                     3,499         4,192          5,634          6,029          4,852
         Aircraft rental                                  16,511        10,712         11,643          5,213          1,151
         Other rentals and landing fees                    6,375         5,443          6,794          5,370          3,416
         Other operating expense                          22,922        19,968         25,871         17,315         13,157
         Shutdown and other
           non-recurring expenses                            146         9,234             --             --             --
                                                       ---------     ---------      ---------      ---------      ---------
              Total operating expenses                   107,519        97,440        118,072         84,955         64,808
     Operating (loss) income                               6,513       (13,650)        (8,402)          (759)         5,200
     Interest expense, net                                 3,485         4,621          5,875          7,282          5,370
     Loss on sale of assets                                  191
     Gain on sale of slots                                    --            --             --          3,850             --
                                                       ---------     ---------      ---------      ---------      ---------
     Income (loss) before income tax expense               2,837       (18,271)       (14,277)        (4,191)          (170)
     Income tax expense (benefit)                            115            --         (1,454)        (1,503)           (65)
                                                       ---------     ---------      ---------      ---------      ---------

     Income (expense) before extraordinary item            2,722       (18,271)       (12,823)        (2,688)          (105)

     Extraordinary item gain on extinguishment
           of debt, net of income taxes of $312,000           --            --             --             --            509
                                                       ---------     ---------      ---------      ---------      ---------

     Net income (loss)                                 $   2,722     $ (18,271)     $ (12,823)     $  (2,688)     $     404
                                                       ---------     ---------      ---------      ---------      ---------
                                                       ---------     ---------      ---------      ---------      ---------

     Net income (loss) per share: Basic                $     .34     $   (2.41)     $   (1.69)     $   (0.35)     $    0.05
                                                       ---------     ---------      ---------      ---------      ---------
                                                       ---------     ---------      ---------      ---------      ---------
     Net income (loss) per share: Diluted              $    0.31     $   (2.41)     $   (1.69)     $   (0.35)     $    0.05

     Average number of common shares
         Outstanding - Basic                               7,925         7,589          7,585          7,579          7,365
                                                       ---------     ---------      ---------      ---------      ---------
                                                       ---------     ---------      ---------      ---------      ---------
     Average number of common shares
         outstanding - Diluted                             8,703         7,589          7,585          7,579          7,365
                                                       ---------     ---------      ---------      ---------      ---------
                                                       ---------     ---------      ---------      ---------      ---------
                                                                             Year Ended December 31
                                                       --------------------------------------------------------------------
                                                          1998          1997           1996           1995           1994
                                                          ----          ----           ----           ----           ----
SELECTED OPERATING DATA:
     Available seat miles (000s) (1)                     489,213       438,272         678,304         566,290        477,602
     Revenue passengers carried                          873,186       676,015       1,012,965         805,190        663,627
     Revenue passenger miles (000s) (2)                  250,098       202,689         299,607         248,625        213,034
     Departures flown                                    122,278       102,722         165,972         147,748        133,493
     Passenger load factor (3)                              51.1%         46.2%           44.2%           43.9%          44.6%
     Break-even passenger load factor (4)                   49.3%         59.5%           51.5%           49.5%          44.7%
     Average yield per revenue passenger mile (5)     37.4 CENTS    37.1 CENTS      34.7 CENTS      31.6 CENTS     30.5 CENTS
     Operating  cost per available seat mile (6)      22.0 CENTS    22.2 CENTS      17.4 CENTS      15.0 CENTS     13.6 CENTS
     Average passenger fare (7)                       $   107.26    $   111.25      $   102.69      $    97.58     $    97.99
     Average  passenger  trip length (miles) (8)             286           300             296             309            321
     Aircraft in service (end of period)                      53            47              54              50             41
     Destinations served (end of period)                      71            51              86              73             55


BALANCE SHEET DATA:
     Working capital (deficit)                        $   (3,025)   $   (5,595)     $      603      $   12,138     $   10,615
     Total assets                                         72,281        63,758         118,109         140,715        141,934
     Long-term debt, net of current maturities            28,471        28,471          65,986          87,478         89,393
     Stockholders' equity                                  5,850         1,127          18,740          31,540         34,202

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

         The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United. As of December 31, 1998, the Company provided passenger service to 69 destinations in thirteen states with 286 scheduled departures each weekday.

         The Company suspended flight operations on May 16, 1997 and pursuant to the Order resumed operations on May 23, 1997. Additionally, the Company discontinued service as Midway Connection in the Southeast United States and as Great Lakes Airlines in the Southwest United States and Mexico on May 16, 1997. As a result, operating results in 1998 are not directly comparable to 1997 and 1997 operating results are not directly comparable to 1996.

         As part of the realignment of United's relationships with its United Express carriers, the Company has replaced service from Denver previously provided by another United Express carrier beginning April 23, 1998. This service represents a significant expansion of the Company's previous service.

         The Company has suffered significant losses and negative cash flows in three of the last five years, which raise substantial doubt about its ability to continue as a going concern. The Company's viability as a going concern depends upon its return to sustained profitability.

RESULTS OF OPERATIONS

COMPARISON OF 1998 TO 1997

The following table sets forth certain financial and operating information regarding the Company for the last three fiscal years:

                                 ------------------------------------------------------------------------------------------------
                                                   For the years ended December 31 (Dollars in thousands)
                                 ------------------------------------------------------------------------------------------------
                                                  1998                                1997                         1996
                                 ------------------------------------------------------------------------------------------------
                                                 Cents    % Increase/                 Cents    % Increase/                Cents
                                                  per      Decrease                    per       Decrease                  per
                                     Amount       ASM      from 1997     Amount        ASM      from 1996   Amount         ASM
Total operating revenues           $ 114,032           -     36.1%    $  83,790             -     (23.6)%  $ 109,670             -
                                   ---------  ----------  -------     ---------    ----------  --------    ---------    ----------
Salaries, wages and benefits          29,107   5.9 CENTS     31.8        22,091     5.0 CENTS     (20.5)      27,801     4.1 CENTS
Aircraft fuel                         13,974   2.9            5.8        13,206     3.0           (31.8)      19,377     2.9
Aircraft maintenance
  materials and repairs                9,426   1.9           33.9         7,041     1.6           (46.9)      13,248     2.0
Commissions                            5,560   1.1            0.1         5,553     1.3           (27.9)       7,704     1.1
Depreciation and
  amortization                         3,499   0.7          (16.5)        4,192     1.0           (25.6)       5,634     0.8
Aircraft rental                       16,511   3.4           54.1        10,712     2.4            (8.0)      11,643     1.7
Other rentals and landing fees         6,375   1.3           17.1         5,443     1.2           (19.9)       6,794     1.0
Other operating expense               22,922   4.7           14.8        19,968     4.6           (22.8)      25,871     3.8
Shutdown and other non-recurring
  expenses                               146    --             --         9,234     2.1              --           --      --
                                   ---------  ----------  -------     ---------    ----------  --------    ---------    ----------
Total operating expenses             107,519  22.0           10.2     $  97,440    22.2 CENTS     (17.5)%  $  18,072    17.4 CENTS
                                                                      ---------    ----------  --------    ---------    ----------
Operating income (loss)                6,513    --             --     $ (13,650)     --           (62.5)%  $  (8,402)     --
                                   ---------  ----------  -------     ---------    ----------  --------    ---------    ----------
                                   ---------  ----------  -------     ---------    ----------  --------    ---------    ----------
Interest                           $   3,485   0.7          (29.6)    $   4,620     1.1 CENTS     (21.4)%  $   5,875     0.9 CENTS
                                   ---------  ----------  -------     ---------    ----------  --------    ---------    ----------
                                   ---------  ----------  -------     ---------    ----------  --------    ---------    ----------
Aircraft Expense
  Depreciation and amortization        3,499   0.7          (16.5)    $   4,192     1.0 CENTS     (25.6)%  $   5,634     0.8 CENTS
  Aircraft rental                     16,511   3.4           54.1        10,712     2.4            (8.0)      11,643     1.7
  Interest expense (net)           $   3,485   0.7          (24.6)    $   4,620     1.1           (21.4)       5,875     0.9
                                   ---------  ----------  -------     ---------    ----------  --------    ---------    ----------
                                   $  23,049   4.8 CENTS     20.0     $  19,524     3.4 CENTS       4.5%   $  23,152     3.4 CENTS
                                   ---------  ----------  -------     ---------    ----------  --------    ---------    ----------
                                   ---------  ----------  -------     ---------    ----------  --------    ---------    ----------

                                                    Change                        Change
                                     1998         from 1998       1997          from 1997         1996
                                 -----------------------------------------------------------------------
Available seat miles (000's)        489,213           11.6%       438,272          (35.4)%       678,304
Revenue passenger miles (000's)     250,098           23.3%       202,689          (32.3)%       229,607
Passenger load factor                  51.1%        4.9pts           46.2%        2.0pts            44.2%
Average yield per revenue
  passenger mile                 37.4 CENTS      0.3 CENTS     37.1 CENTS      2.4 CENTS      34.7 CENTS

         OPERATING REVENUES: Operating revenues increased 36.1% to $114.0 million in 1998 from $83.8 million during 1997. The increase in operating revenues resulted from the increase in revenue passenger miles flown by 23.3% to
250.0 million in 1998 from 202.7 million during 1997 and to 489.2 million ASMs in 1998 from 438.3 million ASMs during 1997. The additional capacity is a result of the expansion of service in the Denver markets. In addition, public service revenue increased 145.9% to $15.0 million in 1998 from $6.1 million in 1997.

         OPERATING EXPENSES: Total operating expenses increased 10.3% to $107.5 million, or 22.0 cents per ASM, in 1998 from $97.4 million, or 22.2 cents per ASM in 1997. The increase is due to the expansion of service during 1998 primarily from the Denver hub.

         Salaries, wages, and benefits expense increased to 5.9 cents per ASM during 1998, from 5.0 cents per ASM during 1997, primarily as a result of higher labor rates under the union agreements with the Company's mechanics and flight crews and the higher number of employees needed to support the increased level of operations.

         Aircraft fuel expense per ASM decreased to 2.9 cents in 1998 from 3.0 cents in 1997 due to generally lower oil prices during 1998 partially offset by higher fuel taxes and into-plane costs at the Denver hub.

         Aircraft maintenance and repairs expense increased to 1.9 cents per ASM during 1998, from 1.6 cents per ASM in 1997 principally due to the costs associated with the introduction of additional aircraft into the fleet in 1998 and the timing of certain maintenance.

         Aircraft expense increased to 4.8 cents per ASM during 1998, from 3.4 cents per ASM in 1997 due to the transition of the Beechcraft fleet to the newer model 1900D aircraft.

         Other rentals and landing fee expenses increased to 1.3 cents per ASM during 1998, from 1.2 cents per ASM in 1997, as a result of higher facility costs at certain locations that the Company began serving in 1998, as well as increased costs at Denver due to a higher level of activity.

         Other operating expenses increased to 4.7 cents per ASM in 1998 from
4.6 cents in 1997, reflecting higher fixed expenses, including general and administrative, marketing, and communication costs associated with the Company's expansion. In addition, 1998 includes higher United program fee expenses since a higher percentage of the Company's flying was under the United Code in 1998 versus 1997.

         Shutdown and other nonrecurring expenses of 2.1 cents per ASM in 1997 represents the estimated costs associated with the voluntary shutdown and the one-time charge for the write-down of the Brasilia aircraft. This expense includes $7.9 million related to salaries and wages, aircraft maintenance materials and repairs, aircraft ownership costs, facilities rental, and other expenses directly related to the shutdown. The remaining $1.3 million for the Brasilia aircraft elimination represents a reduction of the carrying value of the aircraft to their estimated net realizable value, accrued estimated future unrecoverable lease payments, accrued estimated lease termination costs, and a reduction of the carrying value of the spare part inventories to net realizable value, accrued estimated future unrecoverable lease payments, accrued estimated lease termination costs, and a reduction of the carrying value of the spare part inventories to net realizable value offset by the recognition of related deferred purchase incentives on these aircraft. The 1998 nonrecurring expense related to the reversal of an accrual made in 1997 for the disposal of certain Brasilia aircraft, which was netted against the final settlement on two Brasilia that were returned to the lessor in 1997.

         INCOME TAX EXPENSE (BENEFIT): No income tax benefit was recorded for 1998 considering that the Company is in a loss carry forward position and that the realization of any benefits of such are substantially in doubt. The provision for income taxes in 1998 represents state income taxes estimated to be payable.

COMPARISON OF 1997 TO 1996

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

         OPERATING EXPENSES: Total operating expenses decreased 17.5% to $97.4 million, or 22.2 cents per ASM, in 1997 from 118.1 million, or 17.4 cents per ASM in 1996. The increase in cost per ASM reflects the costs associated with the voluntary shutdown and the corresponding decrease in ASMs.

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

         Shutdown and other nonrecurring expenses of 2.1 cents per ASM in 1997 represents the estimated costs associated with the voluntary shutdown and the one-time charge for the write-down of the Brasilia aircraft. This expense includes $7.9 million related to salaries and wages, aircraft maintenance materials and repairs, aircraft ownership costs, facilities rental, and other expenses directly related to the shutdown. The remaining $1.3 million for the Brasilia aircraft elimination represents a reduction of the carrying value of the aircraft to their estimated net realizable value, accrued estimated future unrecoverable lease payments, accrued estimated lease termination costs, and a reduction of the carrying value of the spare part inventories to net realizable value, accrued estimated future unrecoverable lease payments, accrued estimated lease termination costs, and a reduction of the carrying value of the spare part inventories to net realizable value offset by the recognition of related deferred purchase incentives on these aircraft.

         INCOME TAX EXPENSE (BENEFIT): No income tax benefit was recorded for 1997 considering that the Company is in a loss carry forward position and that the realization of any benefits of such are substantially in doubt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has suffered significant losses in three of the last five years and negative cash flows in two of the last three years, which raise substantial doubt about its ability to continue as a going concern. The Company has no further availability on its $5 million line of credit with Raytheon and has no other credit facilities available to it at this time. The Company is heavily dependent on Raytheon and United for its liquidity requirements, however neither Raytheon nor United is under any current obligation to provide further financing to the Company. The Company's viability as a going concern depends upon its return to sustained profitability, positive operating cash flow and reaching viable long-term agreements with Raytheon and United.

         The Company's working capital deficit decreased to $3.0 million at December 31, 1998 from $5.6 million at December 31, 1997. Net cash provided by operating activities improved to a use of $1.8 million in 1998, from a use of $6.7 million in 1997, principally as a result of the improvement in net earnings. This improvement was diminished by increased investments in working capital, including accounts receivable and inventory, net of an increase in accounts payable, which were largely attributable to the growth and expansion of operations.

         Raytheon is the Company's primary aircraft supplier and largest creditor. The Company has financed all of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also provided a $5 million working capital line of credit (payable on demand and expiring on June 30, 1999) and a $5 million short-term loan, due on June 30, 1999, and collateralized by Beechcraft spare parts and equipment and accounts receivable. The Raytheon Agreements went into default in 1997 due to the Company's non-payment of scheduled amounts due.

         Effective August 31, 1997, the Company restructured its Raytheon aircraft agreements. The restructuring resulted in a total of 30 Beechcraft 1900 aircraft under operating leases of various terms with monthly lease payments ranging from $18,000 to $40,000 per aircraft. The restructuring also cured all of the defaults with Raytheon. The restructuring resulted in a net deferred gain of $1.5 million, which will be recognized over the life of the lease agreements.

         In the second quarter of 1998, the Company purchased six Beechcraft 1990D aircraft that had been operated under operating leases. Raytheon provided the financing for these acquisitions. As part of this agreement, Raytheon agreed to accept the return of up to 14 of the Company's 1900C aircraft. The Company returned seven leased 1900C aircraft and sold its seven owned Beechcraft 1900C aircraft to Raytheon. The Company currently leases five 1900C aircraft from Raytheon under month-to-month leases for use in contracted mail service and as a spare messenger service aircraft. In addition, the Company is utilizing 22 1900D aircraft under short-term operating leases. The Company is negotiating with Raytheon to purchase these 22 1900D aircraft through the issuance of notes payable to Raytheon. If this transaction is consummated, it will increase the Company's flight equipment and long-term debt by approximately $77 million. Management does not expect the purchase, if consummated, to have a material impact on earnings.

         In addition, the Company has financed seven of its Brasilia aircraft through lease and debt agreements with other unrelated entities (collectively, the "Brasilia Agreements"). During 1997, all of the Brasilia Agreements went into default due to non-payment of scheduled amounts due. All defaults under the Brasilia Agreements were cured as of March 31, 1998. Two Brasilia aircraft, which the Company had in its fleet as of January 1, 1997, were returned to the lessor through the exercise of the lessor's rights as a result of the default. The lease costs associated with these two returned aircraft are included in Excess Aircraft, Shutdown, and Other Non-recurring Expenses.

         Capital expenditures related to aircraft and equipment totaled $631,000 in 1998, $1.1 million during 1997, and $2.6 million in 1996. Payment of debt exceeded borrowings by $14.2 million in 1996.

         Long-term debt, net of current maturities of $3.0 million, totaled $28.5 million at December 31, 1998 compared to $28.5 million net of current maturities of $2.2 million, at December 31, 1997, and $66.0 million, net of current maturities of $5.1 million at December 31, 1996. Long-term debt decreased $40.4 million from December 31, 1996 to December 31, 1997 principally due to the sale lease/sale transaction in 1997. As of December 31, 1998, the Company's long-term debt instruments bear interest at rates ranging from 7.5 to
9.1 percent and are payable monthly or quarterly through July 2007. All long-term debt as of December 31, 1998 relates to the acquisition of aircraft and is collateralized by 10 related aircraft. There are no financial covenants related to such long-term debt.

YEAR 2000 IMPACT

         The Year 2000 issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. Systems and equipment that are not Year 2000 compliant have been identified and remediation efforts are in process. Certain equipment will be updated or replaced during the second quarter of 1999 to complete the remediation process.

         The Company is also in the process of monitoring the progress of material third parties (vendors and business partners) in their efforts to become Year 2000 compliant. These third parties include, but are not limited to: aircraft manufacturers, fuel and parts suppliers, governmental agencies, financial institutions, and United. As a result of the code sharing relationship with United, the Company's business is sensitive to events and risks affecting United. The Company is actively working with United in efforts to reduce the risk of adverse effects that might result from any failure to be Year 2000 compliant by United.

         The Company relies primarily on outside sources for its software requirements. Most of these software vendors have provided updated, Year 2000 compliant software. The remaining vendors are in the final process of testing the upgrades and the Company anticipates delivery by August 31, 1999. Internally developed applications have been updated to the extent possible, and will be completed once the remediation process for equipment upgrades is finished. As a result of the Company's use of third party software, the primary cost for remediation is in the form of new or updated hardware. Remaining remediation costs are not expected to exceed $75,000, with the total cost for Year 2000 compliance issues of approximately $100,000.

         The Company believes that the greatest potential for disruption lies not in the Company's internal systems but rather in the external systems of the Company's service providers. The Company believes, based on research to date that disruptions in these external systems will be short-lived, and that through contingency planning the Company can minimize the impact on the service it provides. While the Company has not developed contingency plans, it expects to by June 30, 1999. However, there can be no guarantee that material third parties, on which the Company relies, will properly address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the Company.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. At December 31, 1998, the Company had no derivative instruments.

FREQUENT FLYER PROGRAM

         The Company's United Express passengers may earn miles in United's "Mileage Plus" and frequent flyer program, and passengers may use mileage accumulated in this program to obtain discounted or free tickets for trips that might include a flight segment on one of the Company's flights. No revenues are earned or collected on free tickets awarded to passengers under the program. Awards earned under the frequent flyers program have an expiration date three years from the date earned. The program also contains certain restrictions, including blackout dates and capacity controlled bookings, which substantially limit the use of awards on certain flights and during the busiest periods. The Company continually monitors the number of free travel award reservations on its flight segments to ensure that they are within the capacity restrictions defined in the "Mileage Plus" program. The Company's yield management program and related seat restrictions minimize the number of revenue passengers that may be displaced on any individual flight segment. To date, the Company has not experienced any material use of "Mileage Plus" and awards to obtain travel on flights, and the incremental cost to the Company attributable to the exercise of frequent flyer awards (consisting primarily of a minimal amount of additional gate and passenger service expenses) has not been material. Awards used on the Company's flights during the year ended December 31, 1998 represented approximately 2.5% percent of the Company's total passengers. The Company expects that this percentage will remain approximately the same for the foreseeable future. Based on this low percentage, the availability on many of the Company's flights of otherwise vacant seats, and on the program's restrictions, the Company believes that the displacement, if any, of revenue passengers by users of "Mileage Plus" and awards will not become material. The Company continually monitors the number of awards redeemed and will accrue the incremental costs associated with the "Mileage Plus" and program if they become material.

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

DEPENDENCE ON RELATIONSHIP WITH UNITED

         The Company generated approximately 97% of its revenues for the year ended December 31, 1998 under the United Express Agreements described under "Business - United Express Relationship". The United Express Agreements terminated on December 31, 1997. A failure to renew the United Express Agreements, any termination or materially adverse modification of the agreements, or any substantial decrease in the number of routes served by the Company under the agreements would have a materially adverse effect on the Company's business. As a result of the United Express Agreements, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business will also be adversely affected. The United Express Agreements require the Company to comply with specific operating performance standards and, with certain limited exceptions, restrict the ability of the Company to merge with another company or dispose of its assets or aircraft without first offering United a right of first refusal to acquire the Company or such assets or aircraft. The United Express Agreements also prohibit the Company from entering into similar arrangements with other carriers in Chicago, Denver, Minneapolis-St. Paul, Detroit, Des Moines or Omaha without United's prior approval. The United Express Agreements require the Company to obtain United's prior consent to operate as a United Express carrier in any market, except for certain pre-approved markets connecting with Minneapolis-St. Paul or Detroit.

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

SEASONALITY

         Historically, the Company has experienced lower passenger load factors during the months of January through April and in November and December. This seasonality can be attributed primarily to relatively difficult winter weather operating conditions in the Company's principal area of operations, resulting in fewer vacations and other discretionary trips and reduced business travel during these months. These seasonal factors have generally resulted in reduced revenues, increased operating losses and reduced cash flow for the Company during these months.

CONTROL BY PRINCIPAL STOCKHOLDER

         Mr. Douglas G. Voss beneficially owns or controls approximately 55% of the outstanding shares of the Company's common stock. On October 22, 1996, Mr. Voss transferred approximately one-half of the shares of the Company's common stock owned by him to his ex-spouse, Ms. Gayle R. Voss, pursuant to the Marital Dissolution Stipulation and Property Settlement. Ms. Voss has granted Mr. Voss an Irrevocable Proxy to vote such securities until June 28, 2010. In addition, the terms of the United Express Agreements require that Mr. Voss control at least 51% of the Company's outstanding voting stock. Accordingly, Mr. Voss will continue to be in a position to control the management and affairs of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL STATEMENTS

         The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. The Company is susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. At December 31, 1998, the Company does not have any derivative financial instruments.

AIRCRAFT FUEL

         Airline operators are dependent upon fuel to operate and therefore, are impacted by changes in aircraft fuel prices. Great Lakes' earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 13 percent of Great Lakes' operating expenses in 1998. A one-cent change in the average cost of aircraft fuel would impact the Company's aircraft fuel would impact the Company's aircraft fuel expense by approximately $180,000, based upon fuel consumption in 1998.

INTEREST RATES

         The Company's operations are very capital intensive, as the vast majority of assets are flight equipment, which are long lived. Great Lakes' exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company does have exposure to changes in cash flows resulting from changes in interest rates as a significant portion of its long-term debt has variable interest rates. Additionally, the Company is exposed to changes in fair values of its debt obligations which carry fixed rates of interest. As disclosed in Note 6 to the Consolidated Financial Statements the Company has total long-term debt outstanding of $32.0 million before unamortized warrant discount of $0.6 million at December 31, 1998.

                               Fixed             Average             Variable           Average
                               Rate               Fixed                Rate            Variable
  Maturity                    Amount              Rate                Amount             Rate
    1999                   $ 1,050,217            8.88%            $ 1,946,892           7.71%
    2000                     1,146,892            8.88               2,247,819           7.71
    2001                     1,252,827            8.88               3,215,649           7.71
    2002                     1,368,550            8.88               1,639,365           7.75
    2003                     1,454,482            8.88               1,771,028           7.75
    Thereafter               2,644,075            9.08              12,282,935           7.75


         In addition, the Company has a line of credit and other short term notes payable in a total amount of $10,650,000 at December 31, 1998. These credit facilities rates of interest range between 8.5 percent to 10.5 percent.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company as of December 31, 1998 and 1997 together with Report of Independent Public Accountants are included in this Form 10-K on the pages indicated below.


                                                                                              PAGE
                                                                                              ----
Independent Auditors' Report..................................................................20

Report of Independent Public Accountants......................................................21

Consolidated Balance Sheets as of December 31, 1998 and 1997..................................22

Consolidated Statements of Operations for the Years Ended December 31, 1998,
  1997 and 1996...............................................................................23

Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
  1998, 1997 and 1996.........................................................................24

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
  1997 and 1996...............................................................................25

Notes to Consolidated Financial Statements ...................................................27

Supplemental Schedule to Consolidated Financial Statements Schedule II - Valuation
  and Qualifying Accounts.....................................................................43


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Great Lakes Aviation, Ltd.:

We have audited the accompanying consolidated balance sheets of Great Lakes Aviation, Ltd. (an Iowa Corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements we have also audited the financial statement schedule for the years ended December 31,1998 and 1997. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the years ended December 31, 1998 and 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has incurred significant losses in two of the last three years and a result, has suffered from insufficient liquidity to pay its obligations as they come due. Additionally, several of the Company's major operating and debt agreements have either expired or will expire in the near future. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/ KPMG Peat Marwick LLP

                                            KPMG Peat Marwick LLP

Des Moines, Iowa
March 23, 1999

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Great Lakes Aviation, Ltd.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Great Lakes Aviation, Ltd. (an Iowa corporation) and Subsidiary for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, results of its operations, changes in stockholders' equity, and its cash flows of Great Lakes Aviation, Ltd. and Subsidiary for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has suffered significant losses in 1996 and had negative operating cash flow in 1996, was unable to meet its operating agreements. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule to the consolidated financial statements is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applies in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            /s/ Arthur Andersen LLP
                                            ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
April 4, 1997

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997

                                                                      1998               1997
                                                                      ----               ----
                                            ASSETS

Current assets:
      Cash                                                     $        188,987   $         5,784
      Interest bearing deposits                                            -            2,246,725
      Accounts receivable (note 6)                                    8,374,590         5,472,896
      Inventories, net (notes 2, 3 and 6)                            18,458,254        12,288,428
      Prepaid expenses and other current assets                         622,538           817,787
                                                                ----------------  ----------------
          Total current assets                                       27,644,369        20,831,620

Property and equipment:
      Flight equipment (notes 5 and 6)                               45,532,765        46,780,941
      Other property and equipment                                    4,553,503         4,185,636
      Less accumulated depreciation and amortization                 (7,967,934)       (9,656,199)
                                                                ----------------  ----------------
          Total property and equipment                               42,118,334        41,310,378
                                                                ----------------  ----------------

Other assets                                                          3,018,555         1,616,448
                                                                ----------------  ----------------
                                                                $    72,781,258   $    63,758,446
                                                                ----------------  ----------------
                                                                ----------------  ----------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Note payable and current maturities of
        long-term debt (note 6)                                 $    13,647,109   $    10,306,234
      Accounts payable                                               12,250,863         9,461,677
      Accrued Brasilia disposal and lease
        termination costs (note 2)                                         -            1,858,492
      Accrued liabilities and unearned revenue                        3,750,528         3,433,302
      Deferred lease payments                                         1,020,780         1,366,815
                                                                ----------------  ----------------
          Total current liabilities                                  30,669,280        26,426,520
                                                                ----------------  ----------------

Long-term debt, net of current maturities (note 6)                   28,471,122        28,471,492
Deferred credits                                                      4,936,631         4,487,196
Deferred lease payments                                               2,854,329         3,246,598

Stockholders' equity: (note 6)
      Common stock, $.01 par value; 50,000,000 shares
          authorized, 8,590,843 and 7,589,121 shares issued
          and outstanding at December 31, 1998 and 1997                  85,908            75,891
      Paid-in capital (note 6)                                       31,568,800        29,577,371
      Accumulated deficit                                           (25,804,812)      (28,526,622)
                                                                ----------------  ----------------
          Total stockholders' equity                                  5,849,896         1,126,640
                                                                ----------------  ----------------

Commitments and contingencies (note 3, 5, 6 and 10)

                                                                $    72,781,258   $    63,758,446
                                                                ----------------  ----------------
                                                                ----------------  ----------------

See accompanying notes to consolidated financial statements.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       DECEMBER 31, 1998, 1997, AND 1996


                                                                       1998                  1997                1996
                                                                       ----                  ----                ----
Operating revenues:
      Passenger                                               $          93,440,953   $      75,204,197    $    104,016,017
      Public service                                                     15,026,050           6,130,964           3,512,156
      Freight, charter, and other                                         5,564,957           2,454,836           2,141,517
                                                              ----------------------  ------------------   -----------------
              Total operating revenues                                  114,031,960          83,789,997         109,669,690
                                                              ----------------------  ------------------   -----------------

Operating expenses:
      Salaries, wages, and benefits                                      29,106,739          22,091,493          27,800,983
      Aircraft fuel                                                      13,973,669          13,206,289          19,377,128
      Aircraft maintenance materials and repairs                          9,425,672           7,040,982          13,247,641
      Commissions                                                         5,559,553           5,552,485           7,704,342
      Depreciation and amortization                                       3,499,409           4,191,856           5,633,535
      Aircraft rental (note 5)                                           16,511,288          10,712,135          11,643,163
      Other rentals and landing fees                                      6,374,889           5,442,825           6,793,660
      Other operating expense                                            22,922,191          19,968,330          25,871,443
      Excess aircraft, shutdown and other non-recurring
        expenses (note 2)                                                   145,805           9,233,839                -
                                                              ----------------------  ------------------   -----------------
              Total operating expenses                                  107,519,215          97,440,234         118,071,895
                                                              ----------------------  ------------------   -----------------
              Operating income (loss)                                     6,512,745         (13,650,237)         (8,402,205)

Other expense:
      Interest expense, net                                               3,485,357           4,620,424           5,874,609
      Loss on sale of assets and other property                             190,578                -                   -
                                                              ----------------------  ------------------   -----------------
              Income (loss) before income taxes                           2,836,810         (18,270,661)        (14,276,814)
Income tax expense (benefit)                                                115,000                -             (1,453,640)
                                                              ----------------------  ------------------   -----------------
              Net income (loss)                               $           2,721,810   $     (18,270,661)   $    (12,823,174)
                                                              ----------------------  ------------------   -----------------
                                                              ----------------------  ------------------   -----------------

Net income (loss) per share
      Basic                                                   $                0.34   $           (2.41)   $          (1.69)
      Diluted                                                 $                0.31   $           (2.41)   $          (1.69)

Average shares outstanding
      Basic                                                               7,924,719           7,588,792           7,585,405
      Diluted                                                             8,702,792           7,588,792           7,585,405


See accompanying notes to consolidated financial statements.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                                                    Retained
                                        Common stock                                earnings
                                ----------------------------       Paid-in        (accumulated
                                    Shares         Amount          capital          (deficit)            Total
                                    ------         ------          -------          ---------            -----
Balance at December 31, 1995        7,580,723   $    75,807    $   28,897,202   $     2,567,213    $    31,540,222

Issuance of common stock                5,603            56            22,563              -                22,619
Net loss                                 -             -                 -          (12,823,174)       (12,823,174)
                                --------------  ------------   ---------------  ----------------   ----------------
Balance at December 31, 1996        7,586,326        75,863        28,919,765       (10,255,961)        18,739,667

Issuance of warrants                     -             -              650,000              -               650,000
Issuance of common stock                2,795            28             7,606              -                 7,634
Net loss                                 -             -                 -          (18,270,661)       (18,270,661)
                                --------------  ------------   ---------------  ----------------   ----------------
Balance at December 31, 1997        7,589,121        75,891        29,577,371       (28,526,622)         1,126,640

Issuance of common stock            1,001,722        10,017         1,991,429              -             2,001,446
Net Income                               -             -                 -            2,721,810          2,721,810
                                --------------  ------------   ---------------  ----------------   ----------------
Balance at December 31, 1998        8,590,843   $    85,908    $   31,568,800   $   (25,804,812)   $     5,849,896
                                --------------  ------------   ---------------  ----------------   ----------------
                                --------------  ------------   ---------------  ----------------   ----------------

See accompanying notes to consolidated financial statements.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                                                     1998               1997              1996
                                                                                     ----               ----              ----
Operating activities:
      Net income (loss)                                                         $    2,721,810   $   (18,270,661)  $   (12,823,174)
      Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
              Write down of Brasilia assets and accrued disposal costs                 145,805         1,299,431
              Depreciation and amortization                                          3,499,409         4,888,896         5,633,535
              Loss on disposal of assets, net                                          190,578           312,291              -
              Deferred income taxes                                                       -                 -           (1,453,640)
              Change in current operating items:
                   Accounts receivable, net                                         (3,822,074)        1,748,979         1,206,433
                   Inventories, net                                                 (6,846,326)       (1,797,983)       (2,098,072)
                   Prepaid expenses and other current assets                           195,249         1,633,016           195,868
                   Deposits on flight equipment                                        (34,500)         (324,500)          352,772
                   Accounts payable and accrued liabilities                          2,882,576        (1,582,275)        5,427,236
                   Deferred lease payments                                            (738,304)        5,255,598              -
                                                                                ---------------  ----------------  ----------------
                       Net cash provided by (used in)
                           operating activities                                     (1,805,777)       (6,837,208)       (3,559,042)
                                                                                ---------------  ----------------  ----------------
Investing activities:
      Purchases of flight equipment and other property and equipment                  (630,542)       (1,058,732)       (2,607,852)
      Proceeds from the sale of flight equipment                                         3,900         2,246,725        21,254,048
      Purchase of certificate of deposit                                                  -           (2,246,725)
      Increase in other assets                                                        (490,874)          220,045          (973,642)
      Proceeds from certificate of deposit                                           2,246,725              -                 -
                                                                                ---------------  ----------------  ----------------
                       Net cash provided by (used in) investing activities           1,129,209          (838,687)       17,672,554
                                                                                ---------------  ----------------  ----------------
Financing activities:
      Proceeds from issuance of debt                                                      -            4,300,000        11,166,726
      Repayment of long-term debt                                                   (2,200,021)       (3,302,288)      (25,411,040)
      Proceeds from short-term note payable and line of credit                       7,683,520              -                 -
      Payments on short-term note payable and line of credit                        (5,625,174)             -                 -
      Proceeds from sale of common stock                                             1,001,446             7,634            22,619
                                                                                ---------------  ----------------  ----------------
                       Net cash provided by (used in) financing activities             859,771         1,005,346       (14,221,695)
                                                                                ---------------  ----------------  ----------------
                       Net change in cash                                              183,203        (6,670,549)         (108,183)
Cash:
      Beginning of year                                                                  5,784         6,676,333         6,784,516
                                                                                ---------------  ----------------  ----------------
      End of year                                                               $      188,987   $         5,784   $     6,676,333
                                                                                ---------------  ----------------  ----------------
                                                                                ---------------  ----------------  ----------------


                                      (continued)

Supplementary cash flow information:
      Cash paid during the year for:
          Interest                                                              $    3,816,844   $     4,026,281   $     6,024,469
          Income taxes                                                                    -                 -                 -
                                                                                ---------------  ----------------  ----------------
                                                                                ---------------  ----------------  ----------------

      Noncash transactions -
          Deferred manufacturers' incentives received as:
              Property and equipment                                            $         -                 -                 -
              Inventories                                                                 -                 -              690,000
              Other assets                                                                -                 -                 -
              Prepaid expenses                                                            -                 -              700,000
                                                                                ---------------  ----------------  ----------------
                                                                                $         -      $          -      $     1,390,000
                                                                                ---------------  ----------------  ----------------
                                                                                ---------------  ----------------  ----------------
          Reduction of notes payable through sale-leaseback transactions        $         -           40,633,798              -
          Issuance of warrant                                                             -              650,000              -
          Conversion of lease obligation to notes payable                                 -              528,629              -
          Conversion of accounts payable to notes payable                                 -            1,798,829              -
          Flight equipment exchanged for payment of notes payable                         -              950,000              -
                                                                                ---------------  ----------------  ----------------
                                                                                $         -      $    44,561,256   $          -
                                                                                ---------------  ----------------  ----------------
                                                                                ---------------  ----------------  ----------------
          Disposition of Beechcraft 1900C
              aircraft through like kind exchange                               $   23,724,490              -                 -
          Termination of long-term debt associated
              with Beechcrat 1900C aircraft                                         17,337,009              -                 -
          Acquisition of Beechcraft 1900D                                                                                     -
              aircraft through like kind exchange                                   22,333,455              -                 -
          Long-term debt issued in acquisition of                                                                             -
              Beechcraft 1900D aircraft through like kind exchange                  20,379,451              -                 -
          Common stock issued in exchange for                                                                                 -
              reduction of accounts payable                                            750,000              -                 -
          Common stock issued in exchange for                                                                                 -
              termination of notes payable                                             250,000              -                 -
                                                                                ---------------  ----------------  ----------------
                                                                                $   84,774,405   $          -      $          -
                                                                                ---------------  ----------------  ----------------
                                                                                ---------------  ----------------  ----------------

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

       BUSINESS

       The Company operates as United Express under a cooperative marketing agreement (United Express Agreement) with United Airlines, Inc. (United) and provides service to 71 destinations in the Upper Midwest and West as of December 31, 1998. The United Express Agreement expired on December 31, 1997, which had been extended on a monthly basis from April 25, 1997. The Company and United are currently operating under the terms of the previous United Express Agreement (see note 3). Approximately 49 percent, 50 percent, and 45 percent of the United Express passengers connected with United for the years ended December 31, 1998, 1997, and 1996, respectively.

      From October 1, 1995 to May 16, 1997, the Company operated as a "Midway
           Connection" carrier under a cooperative marketing agreement (Midway Connection Agreement) with Midway Airlines, Inc. (Midway) and served Raleigh/Durham from 14 destinations in eight states located along the East Coast. The Midway Connection operation was terminated on May 16, 1997 after the Company temporarily suspended flight operations (see note 2).

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

       Passenger revenues during 1998, 1997, and 1996 were derived 99 percent, 84 percent and 79 percent from United Express operations, 0 percent, 8 percent and 13 percent from Midway Connection and 1 percent, 8 percent and 8 percent from Great Lakes Airlines operations.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2)    SHUTDOWN AND OTHER NONRECURRING EXPENSES

       Under terms of a consent order (the Order) with the Federal Aviation
            Administration (FAA), the Company temporarily suspended its flight operations on May 16, 1997 and resumed flight operations on a limited basis on May 23, 1997 (the Shutdown). Under terms of the Order, the Company was assessed a civil penalty of $1,000,000, of which $700,000 of the civil penalty was waived since the Company complied with all terms of the Order for a one year period ending May 23, 1998. The Order, among other things, required the Company inspect each aircraft and demonstrate to the FAA's satisfaction that the Company has sufficient equipment, qualified personnel, manuals, systems and financial resources to safely conduct operations. The Company's results for 1997 reflect a charge of $300,000 for the penalty paid.

       Subsequent to the Shutdown, the Company incurred continuing operating expenses, significant maintenance expenses and other expenses related to the shutdown. When flight operations were resumed, on reduced basis on May 23, 1997, the Company terminated its flight operations as Midway Connection and as Great Lakes Airlines in the Southeastern and Southwestern United States, respectively. The costs related to the shutdown and termination of operations in those areas are included in shutdown and other nonrecurring expenses.

       In connection with the reduced flight operations discussed above, the Company identified seven Embraer Brasilia 30 passenger aircraft (Brasilia) (including two aircraft that were returned to the lessor in June 1997, as discussed in note 5) as being excess, which were not needed by the Company to conduct its core United Express operation servicing Chicago O'Hare, and to a lessor extent Denver and Minneapolis. Subsequent to May 16, 1997, the Company disposed of fourteen Beechcraft 1900C aircraft considered to be excess or replaced such with Beechcraft 1900D aircraft.

       The Company's intent was to dispose of seven Brasilia aircraft
            (including two aircraft which were returned to the lessor in June
            1997). Consistent with the intent to dispose of these Brasilia aircraft, the Company reduced the carrying value of owned aircraft to their estimated net realizable value, accrued future lease payments estimated to be unrecoverable, accrued estimated lease termination costs, and reduced the carrying value of the related Brasilia spare part inventories to their net realizable value at December 31, 1997. In February 1998, the Company entered into an agreement to sell all of their remaining Brasilia aircraft and their Brasilia spare part inventories and began negotiating with the lessors and creditors for release of the Brasilia aircraft. In April 1998, the Company determined that they had a continued need for five of their Brasilia aircraft, and began negotiating with the other party for a modification of the agreement. As discussed above, consistent with the Company's intent, the Company accrued disposal and lease termination costs for seven Brasilia aircraft as of December 31, 1997. During 1998, due to the expanded service into the Denver market, the agreement to sell all the Brasilia aircraft was modified and the Company disposed of only two aircraft and utilizes the remaining Brasilia aircraft in its operations.

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2)    SHUTDOWN AND OTHER NONRECURRING EXPENSES, CONTINUED

       As a result of the modification in the agreement to sell Brasilia aircraft, the Company reversed an accrual of $543,933 that was made in 1997 for the intended disposal of three Brasilia aircraft that did not occur. Offsetting, this reversal was an additional accrual of $689,738 needed for a final settlement reached regarding two Brasilia aircraft that were returned to a lessor in 1997, resulting in a non-recurring charge of $145,805 in 1998.

        Shutdown and other nonrecurring expenses in 1997 consisted of the following:


FAA civil penalty                                                                        $   300,000
Shutdown and termination of the Company's
    operations in the Southeast and Southwest
    United States costs
        Grounded aircraft (rental and depreciation)           $ 3,970,531
        Employee related                                        2,881,594
        Repairs and maintenance                                   575,686
        Facilities rental                                         198,335
        Other                                                       8,262                  7,634,408
                                                              -----------
Accrued Brasilia disposal and lease termination
    costs, net of the reversal of related deferred credits                                 1,299,431
                                                                                         -----------
                                                                                         $ 9,233,839
                                                                                         -----------
                                                                                         -----------

(3)    LIQUIDITY AND GOING-CONCERN MATTERS

       The Company has suffered significant losses in two of the last three years, and as a result, has suffered from insufficient liquidity to pay its obligations as they come due. The Company's ability to continue as a going concern depends upon successfully negotiating deferrals of its financial obligations, negotiating extended terms under its major operating agreements, maintaining adequate liquidity and achieving sustained profitability. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

       Raytheon Aircraft Corp. and its financing affiliates (collectively, "Raytheon") is the Company's primary aircraft supplier and largest creditor. The Company has financed 40 of its Beechcraft 1900 aircraft and one of its Brasilia aircraft and pursuant to lease and debt agreements with Raytheon, and Raytheon has also extended the Company a total $10 million through a line of credit and a short term note payable to finance the Company's operating cash needs (collectively, the "Raytheon Agreements"). The line of credit and a short-term note payable as extended, expire by their terms on June 30, 1999. While the Company plans to seek to further extensions of the line of credit and short-term note payable or the refinancing of such borrowings with another party, there can be no assurance that such extensions or refinancing will be consummated. Definitive agreements relating to the long-term lease or purchase of 22 of the Beechcraft 1900 aircraft financed by Raytheon have not been reached (see note 5). While the Company believes that it will reach agreement with Raytheon on such terms, the actual terms of such long-term agreements are not known at this time.

       The United Express Agreement expired on December 31, 1997. In 1998 the
           Company and United have been operating as if the principal day-to-day operational provisions of the previous code sharing agreement are still effective. The Company and United have entered into negotiations to renew the code sharing agreement and during 1998 the Company expanded the services provided as a United Express carrier at United's Denver hub. While the Company intends to obtain a new code sharing agreement containing satisfactory terms, no assurance can be given that this actually will be accomplished. Any failure to enter into a new code sharing agreement, any material adverse change in the terms from the prior code sharing agreement, or any substantial decrease in the number of routes served by the Company under this agreement could have a material adverse effect on the Company's business.

(4)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       ACCOUNTS RECEIVABLE

       Substantially all accounts receivable balances are due from various airlines, with approximately 41 percent of the December 31, 1998, balance and 55 percent of the December 31, 1997, balance due from United. All receivables are pledged as collateral securing a $5,000,000 line of credit and a $5,000,000 short term note.

       INVENTORIES

       Inventories consist of flight equipment spare parts and fuel and are stated at the lower of average cost or market. An allowance for depreciation is provided at rates which depreciate the cost of flight equipment spare parts, less estimated residual value, over the estimated useful lives of the related aircraft. The accumulated allowances were $8,057,327 and $3,513,000, respectively, at December 31, 1998 and 1997. Expendable parts are charged to maintenance expense as used. Inventories consisting of Beech aircraft spare parts and equipment have been pledged as collateral securing a $5,000,000 line of credit and a $5,000,000 short term note.

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

       OTHER ASSETS

       Approximately $1,475,500 of long-term deposits on aircraft operating leases at December 31, 1998 and 1997, were included in other assets. Also included is a receivable from Midway Airlines, Inc. (See note10).

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

       INCOME TAXES

       Income taxes are accounted for under the asset and liability method.
           Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

       INCOME/LOSS PER SHARE

       Basic income (loss) per share have been computed by dividing net income
           (loss) by the weighted-average common stock during each of the years presented. Diluted income (loss) per share have been calculated by also including in the computation the impact of the issuance of common stock pursuant to the exercise of outstanding warrants and the effect of those employee stock options granted to employees as potential common stock that would be dilutive. Since the Company had suffered net losses in the years ended December 31, 1997 and 1996, the effects of potential common stock issuances were not included in the calculation, as their effects would be anti-dilutive.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       STOCK OPTION PLANS

       The Company has elected the pro forma disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company will continue applying the accounting treatment prescribed by the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees". Pro forma net income (loss) and pro forma net income (loss) per share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       Fair value estimates, methods, and assumptions are set forth below:

       Cash, accounts receivable, accounts payable and accrued liabilities: The carrying amount approximates fair value because of the short-term nature of these instruments.

       Long-term debt:
           Based upon the Company's current financial condition, the fair value of long-term debt was not reasonably determinable.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5)    FLIGHT EQUIPMENT

       The Company's airline fleet consisted of Beechcraft Model 1900
           (Beechcraft) 19-passenger and Embraer Brasilia 30-passenger aircraft summarized as follows at December 31:

                                                     1998                                          1997
                                  -------------------------------------------    ------------------------------------------
                                   Beechcraft     Beechcraft                       Beechcraft     Beechcraft
                                     1900C          1900D        Brasilia            1900C          1900D       Brasilia
                                  -----------     ----------     --------          ----------     ----------    --------
Owned                                                   6             4                 7               -             4
Operating leases                         5             34             4                12              18             6
Leased / subleased aircraft                                           -                (8)              -             -
                                       ---            ---           ---               ----            ---           ---
                                         5             40             8                11              18            10
                                       ---            ---           ---               ----            ---           ---
                                       ---            ---           ---               ----            ---           ---


       During 1996, the Company took delivery of ten new Beechcraft 1900D aircraft. All of these aircraft had been initially financed by the manufacturer under 14-1/2 year operating leases. As discussed in the following paragraphs, the agreements were amended in 1997. In connection with the lease of these new Beechcraft 1900D aircraft, the Company acquired the right to sell Raytheon certain Beechcraft 1900C aircraft at prices equal to the balance owed on the aircraft.

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

       During 1997, the Company renegotiated 17 operating lease agreements under which the Company failed to make timely lease payments to Raytheon. The new lease agreements have terms ranging from 7-1/2 years to 15 years. The new lease agreements generally require higher monthly lease payments than the previous lease agreements. The unpaid rentals due at the time the leases were re-negotiated have been accrued and expensed in the 1997 financial statements and are being amortized over the term of the new agreements to offset the effect of the higher future lease payments. The transaction did not result in a gain or loss.

       During 1997, the Company sold eleven aircraft to Raytheon and leased them back under operating leases with various terms ranging from 8-1/2 years to 18 years. The gains and losses on these transactions are being amortized over the term of the lease agreements.

       During 1997, the Company sold two Beechcraft 1900C aircraft to Raytheon for an aggregate sale price of $5.8 million representing the balance owed on the aircraft. The aircraft were then purchased by a related party of the Company, re-leased under monthly operating lease agreements by the Company providing for monthly payments of $22,000 per aircraft and subsequently sub-leased to a third party under a short term lease agreement with the same terms as the lease. The sub-lease agreements expired in 1998.

       During 1997, the Company sold a Beechcraft 1900C that had previously been pledged as additional collateral under a lease agreement with a third party which covers two of its Brasilia aircraft. The proceeds from the sale were used to purchase a certificate of deposit which is pledged as collateral for the Brasilia lease. In the first quarter of 1998, the Company entered into an agreement with the lessor to terminate the Brasilia aircraft lease. The proceeds from the certificate of deposit were used to pay the lease termination costs in 1998. The lease termination costs have been accrued and reflected in the 1997 financial statements (see note 2).

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5)    FLIGHT EQUIPMENT, CONTINUED

       The Company returned two Brasilia aircraft to a lessor in June 1997. In addition the Company entered into a short-term note agreement in August 1997 with the lessor which covered unpaid rentals due at that time. In 1998, the Company's lease agreement was terminated, and in February 1999, the Company reached an agreement with the lessor for lease termination costs and the unpaid balance of the short-term note. The settlement agreement calls for a total cash payment of $850,000 and is classified in current liabilities as notes payable.

       During 1998, the Company exchanged seven owned Beechcraft 1900C aircraft with Raytheon for six Beechcraft 1900D aircraft. The transaction was treated as a nonmonetary exchange and as such the loss on the disposal of the seven Beechcraft 1900C aircraft was included in the basis of the six Beechcraft 1900D aircraft. The resulting basis of the six Beechcraft 1900D aircraft did not exceed their fair market value.

       On April 23, 1998, the Company received twenty-two Beechcraft 1900D aircraft from Raytheon. The Company is currently paying $30,007 a month for each aircraft as rent to Raytheon. No formal agreement has yet been entered into for the use of these aircraft by the Company. In 1999, the Company anticipates entering into a written agreement with Raytheon to purchase these aircraft through the issuance of notes payable to Raytheon. If the transaction above is consummated in 1999 this will increase the Company's flight equipment and long-term debt by approximately $77 million.

       As of December 31, 1998 lease commitments for aircraft were as follows:

                    Beechcraft
                       1900*                Brasilia               Total
                    ----------              --------               -----
1999              $   7,080,000         $   2,709,888        $   9,789,888
2000                  7,080,000             2,709,888            9,789,888
2001                  7,080,000             2,709,888            9,789,888
2002                  7,080,000             2,709,888            9,789,888
2003                  7,080,000             2,467,788            9,547,788
Thereafter           51,304,000            15,891,078           67,195,078
                     ----------            ----------          -----------
                  $  86,704,000         $  29,198,418        $ 115,902,418
                     ----------            ----------          -----------
                     ----------            ----------          -----------

* The lease commitments for Beechcraft 1900 do not include twenty-two Beechcraft 1900D aircraft which are currenlty being leased on a month-to-month basis from Raytheon.

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)    NOTES PAYABLE AND LONG-TERM DEBT

       Notes payable and current maturities of long-term debt consist of the following at December 31, 1998 and 1997:

                                                                           1998                   1997
                                                                       -----------            -----------
           Term note to Raytheon (A)                                   $ 5,000,000            $ 4,000,000
           Line of credit with Raytheon (B)                              4,800,000              2,803,415
           Other short-term notes ($300,000 in 1997 is to a
                related party) (C)                                         850,000              1,348,501
           Current maturities of long-term debt                          2,997,109              2,154,318
                                                                       -----------            -----------
                                                                       $13,647,109            $10,306,234
                                                                       -----------            -----------
                                                                       -----------            -----------


     (A) The Company entered into a short-term note with Raytheon in July 1997 which has been extended to June 30, 1999. The interest rate is variable and based on the prime lending rate, which at December 31, 1998 and 1997 was 8.50 percent and 8.50 percent, respectively. The note is secured by accounts receivable and Beech aircraft spare parts and equipment and is cross-collaterialized with the other Raytheon agreements.

     (B) The Company entered into a $2.5 million line of credit with Raytheon that was later amended and increased to $5.0 million. The line of credit expired on March 31, 1997, and has been extended to June 30, 1998. The line of credit is due upon demand. The interest rate is variable and based on the prime lending rate, which at December 31, 1998 and 1997 was 8.50 percent and 8.50 percent, respectively. The note is secured by accounts receivable and Beech aircraft spare parts and inventory and is cross-collaterialized with the other Raytheon agreements.

     (C) Other short term notes consist of trade notes, various lease payment default notes and in 1997 related party notes. During 1997, the Company converted approximately $1.8 million in trade payables to short term notes. The notes required monthly payments and were paid in full in 1998. The interest rates vary with a maximum interest rate of 10.5 percent.

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)    NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

       Long-term debt consists of the following at December 31, 1998 and 1997:

                                                                      1998                 1997
                                                                      ----                 ----
           Raytheon (D)                                           $  22,551,187       $  20,747,623
           Other long-term notes (E)                                  8,917,044           9,878,187
                                                                  --------------      --------------
                                                                     31,468,231          30,625,810
           Less current maturities of long-term debt                  2,997,109           2,154,318
                                                                  --------------      --------------
                                                                  $  28,471,122       $  28,471,492
                                                                  --------------      --------------
                                                                  --------------      --------------

     (D) The Raytheon notes consist of seven term notes in 1998 and eight term notes in 1997. As discussed in note 5, the Company exchanged seven aircraft for six aircraft during 1998. In connection with this exchange, seven of the term notes outstanding at December 31, 1997 were terminated and six new term notes were entered into in 1998. The outstanding notes at December 31, 1998 require monthly payments ranging from $40,000 to $83,000, including interest, with total payments on these notes approximating $323,000 per month. The interest rates on the notes range from 7.5 percent to 9.5 percent as of December 31, 1998, and were 7.5 percent on all notes at December 31, 1997. As of January 1, 1999, six of the term notes interest rate changed from
         9.5 percent to the quarterly adjusted prime rate of Bank of America, which was 7.75 percent on January 1, 1999. The notes mature from October 2001 to October 2008 and are collateralized by aircraft.

     (E) Other long-term notes consist of three term notes which require monthly or quarterly payments including interest. The interest rates on the notes are approximately 9.05 percent at December 31, 1998 and 1997. The notes are collateralized by aircraft.

     The Company's aircraft note agreements contain restrictive covenants with which the Company must comply. The Company was in compliance with these covenants at December 31, 1998.

       In connection with the refinancing of the Company's long-term notes, short term note agreements, and the restructuring of the Company's lease agreements, the Company issued Raytheon a warrant to purchase one million shares of the Company's stock, at the then current market price of the stock. The warrant is exercisable for ten years beginning July 16, 1998 at a price of $.75 per share. Accordingly, the Company has recorded a discount equal to the estimated fair value of the warrant on the date of issuance ($650,000), which is being amortized as additional interest expense over the weighted average life of the debt and lease agreements to which it relates. As of December 31, 1998, the remaining unamortized discount is $552,500, and is included above as a component of long-term debt.

       During 1998, the Company issued 1,000,000 shares of the Company's common stock to two investors through a private placement. One investor was an unrelated party and paid $1,000,000 cash for 500,000 shares of the Company's common stock. Iowa Great Lakes Flyers (IGLF), an entity controlled by the President and Chief Executive Officer of the Company received the remaining 500,000 shares of the Company's common stock and $406,721 in cash from the Company in exchange for cancellation of accounts payable and a note payable totaling $1,406,721 to IGLF.

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)    NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

       As of December 31, 1998, the long-term debt obligations before unamortized warrant discount of $0.6 million due in the five subsequent years and thereafter were as follows:

                         Beechcraft
                            1900s                Brasilias                Total
                         ----------              ---------                -----
1999                     $1,213,976             $1,783,133             $2,977,109
2000                      1,404,677              1,990,034              3,394,711
2001                      1,517,491              2,950,985              4,468,711
2002                      1,639,365              1,368,550              3,007,915
2003                      1,771,028              1,454,482              3,225,510
Thereafter               12,282,933              2,644,077             14,927,010
                         ----------             ----------             ----------
                        $19,829,470            $12,191,261            $32,020,731
                         ----------             ----------             ----------
                         ----------             ----------             ----------


(7)    INCOME TAXES

       The components of the benefit for income taxes for the years ended December 31 are as follows:

                                 1998                 1997                   1996
                                 ----                 ----                   ----
Current                     $    115,000          $         -          $             -
Deferred                               -                    -               (1,453,640)
                            -------------         ------------         ----------------
                            $    115,000          $         -          $    (1,453,640)
                            -------------         ------------         ----------------
                            -------------         ------------         ----------------


       The federal statutory tax rate differs from the Company's effective income tax rate for the years ended December 31 as follows:

                                                     1998              1997             1996
                                                     ----              ----             ----
       Federal statutory rate                        34.0%           (34.0)%          (34.0)%
       State income taxes,
           net of federal benefit                     4.5             (4.0)             4.0
       Change in valuation allowance                (34.0)            38.0             27.8%
                                                    -----            -----            ------
                                                      4.5%               - %          (10.2)%
                                                    -----            -----            ------
                                                    -----            -----            ------

       Deferred tax assets (liabilities) as of December 31 were as follows:

                                                                1998                   1997
                                                                ----                   ----
       Deferred tax assets
           Net operating loss carry forwards             $      9,056,000      $       7,605,000
           Accrued liabilities and other                        3,850,000              4,959,000
                                                            --------------        ---------------
               Total gross deferred tax asset                  12,906,000             12,564,000
               Less valuation allowance                        (9,098,000)             (9,414,000)
                                                            --------------        ---------------
               Total deferred tax asset                         3,808,000              3,150,000
       Deferred tax liabilities

           Property and equipment                              (3,808,000)            (3,150,000)
                                                            --------------        ---------------

               Total deferred tax asset (liability)      $         -           $        -
                                                            --------------        ---------------
                                                            --------------        ---------------

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company has net operating loss carry forwards for federal income tax purposes totaling approximately $25,875,000 at December 31, 1998, expiring in years from 2005 through 2019. The net change in total valuation allowance for the years ended December 31, 1998 and 1997 was a decrease (increase) of $306,000 and $(5,795,000), respectively.

(8)    EMPLOYEE BENEFIT PLANS

       401(k)

       The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all employees. The Company matches up to 4 percent of participating employees' contributions. Company contributions totaled $268,000 in 1998, $276,000 in 1997 and $316,000 in 1996.

       STOCK OPTION PLANS

       The Company has adopted The Great Lakes Ltd. Option Plan and the 1993
           Director Stock Option Plan (the Plans). The Plans permit the grant of qualified incentive stock options or non-qualified stock options covering in the aggregate 600,000 shares of the Company's common stock to be granted to key employees, officers, and directors of the Company. Options outstanding under the Plans become exercisable one-fifth in years one through five from the date of grant. The options expire after ten years from the date of grant. Options are forfeited upon termination for reasons other than retirement, death or disability.

       The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plans, both of which are fixed stock option plans. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Company's fixed stock option plans been determined consistent with SFAS No. 123, the Company's net income
           (loss) and income (loss) per share would have impacted as follows:

                      Years Ended December 31,                      1998                   1997                 1996
                      ------------------------                      ----                   ----                 ----
           Net income (loss) as reported                         $2,721,810           $(18,270,661)        $(12,823,174)
           Pro forma net income (loss)                           $2,643,717           $(18,294,508)        $(12,838,917)
           Basic income (loss) per share as reported                $0.34                $(2.41)              $(1.69)
           Pro forma basic income (loss) per share                  $0.33                $(2.41)              $(1.69)
           Diluted income (loss) per share as reported              $0.31                $(2.41)              $(1.69)
           Pro forma diluted income (loss) per share                $0.30                $(2.41)              $(1.69)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were applied in determining pro forma compensation cost:

                  Years Ended December 31,                1998                     1997                      1996
                  ------------------------                ----                     ----                      ----
             Risk-free interest rate                      5.77%                    6.63%                    6.38%
             Expected dividend yield                       0%                       0%                        0%
             Expected option life                           5                        5                        5
             Expected Stock price volatility             89.68%                   77.81%                    59.26%

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

       A summary of the status of the Company's fixed option plans as of December 31, 1998, 1997, and 1996 and changes during the years ended on those dates is presented below:

                                          1998                 1997                      1996
                                          ----                 ----                      ----
                                            Weighted-              Weighted-                Weighted-
                                             average                average                  average
                                            Exercise               Exercise                 Exercise
                                  Shares      Price      Shares      Price       Shares       Price
                                 -------    ---------   ---------  ---------    --------    ---------
Outstanding at beginning
    of year                       68,000      $6.43      189,500      $4.48      187,000      $4.72
Granted                          277,000      $2.77       10,000      $1.41       50,000      $4.05
Forfeited                        (15,000)     $2.75     (131,500)     $3.90      (47,500)     $4.98
                                 -------                --------                --------
Outstanding at end of year       330,000      $3.26       68,000      $5.15      189,000      $4.48
                                 -------                --------                --------
                                 -------                --------                --------
Options exercisable at year end   40,800      $6.09       28,600      $6.43       39,000      $5.49
Weighted-average fair value
    of options granted
    during the year                $2.05                   $0.92                   $2.31

A summary of stock options outstanding and exercisable as of December 31, 1998 are as follows:

                                                  Options Outstanding                                 Options Exercisable
                                ------------------------------------------------------------     -----------------------------
                                                      Weighted                 Weighted                           Weighted
 Range of exercise prices         Number        Average remaining life      Average exercise        Number         Average
                                Outstanding            (years)                    Price          Exercisable    exercise Price
          $1.41                    10,000             7.5                      $1.41                 2,000       $1.41
      $2.75 - $3.00               262,000             9.5                      $2.77                     -         -
     $3.875 - $5.785               48,000             6.5                      $4.71                28,800       $4.71
          $11.00                   10,000             4.0                     $11.00                10,000       $11.00
                                  -------                                                           ------
                                  330,000                                                           40,800
                                  -------                                                           ------
                                  -------                                                           ------

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8)    EMPLOYEE BENEFIT PLANS, CONTINUED

       EMPLOYEE STOCK PURCHASE PLAN

       The Company maintains an employee stock purchase plan. Under the plan, certain employees are eligible to purchase an aggregate of not more than 125,000 shares of the Company's common stock at 95 percent of the lower of the fair market value at the beginning or the end of the calendar year in which the shares are purchased. In 1999 and 1998, 46,597 and 1,722 shares were purchased with 1998 and 1997 payroll withholdings, respectively.

(9)    INCOME (LOSS) PER SHARE

       The following tables provide a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented:

                                                  1998                                    1997
                                  ------------------------------------  --------------------------------------
                                     Income      Shares      Per-Share     Income        Shares      Per-Share
Years Ended December 31,          (Numerator) (Denominator)    Amount    (Numerator)  (Denominator)   Amount
                                  ----------- -------------  ---------  ------------  -------------  ---------
Basic income (loss) per share
  Net income attributed to
    common shareholders           $2,721,810    7,924,719      $0.34    $(18,270,661)   7,588,792     $(2.41)
                                                               -----                                  ------
                                                               -----                                  ------
Effect of dilutive securities
  Stock warrants                          --      754,343         --              --           --
  Stock options                           --       23,730         --              --           --
                                  ----------    ---------               ------------    ---------
Diluted income (loss) per share
  Net income attributed to
    common shareholders           $2,721,810    8,702,792      $0.31    $(18,270,661)   7,588,792     $(2.41)
                                  ----------    ---------      -----    ------------    ---------     ------
                                  ----------    ---------      -----    ------------    ---------     ------

                                                   1996
                                  -------------------------------------
                                    Income         Shares     Per-Share
                                  (Numerator)  (Denominator)    Amount
                                  -----------  -------------  ---------
Basic income (loss) per share
  Net income attributed to
    common shareholders           (12,823,174)   7,585,405    $(1.69)
                                                              ------
                                                              ------
Effect of dilutive securities
  Stock warrants                           --           --
  Stock options                            --           --
                                  -----------    ---------
Diluted income (loss) per share
  Net income attributed to
    common shareholders            12,823,174    7,585,174    $(1.69)
                                  -----------    ---------    ------
                                  -----------    ---------    ------

 (10)  COMMITMENTS AND CONTINGENCIES

       In connection with the acquisition of the Brasilia aircraft, the Brazilian government has provided a financing subsidy to the Company in the form of semiannual payments directly to the Company. The Company has deferred those payments and amortized the payments over the term of the financing on a straight-line basis. For those seven Brasilia aircraft which the Company disposed of, the remaining deferred amount related to those aircraft was included as a reduction of the net book value of the owned Brasilia aircraft and as a reduction the estimated lease termination costs on leased Brasilia aircraft. The Company transferred the right to receive future subsidy payments in connection with the termination of certain leases. The remaining subsidy payments are not collaterialized or otherwise secured against the credit risk of the Brazilian government.

       The Company leases certain small aircraft used in its charter operations.
           In 1998 five Beechcraft Model 1900 19-passenger aircraft used in airline operations were financed under operating leases from a company owned by Great Lakes' president and majority stockholder. Total payments under these leases and other previous leases in prior years that the Company had with other entities that are owned by the Company's president were $1,186,000 in 1998, $830,000 in 1997, and
           $884,000 in 1996.

       As discussed in notes 1 and 2, the Company operated as a "Midway Connection" carrier with Midway Airlines, Inc. from October 1, 1995 through May 16, 1997, serving 14 destinations from Raleigh/Durham. Based upon review of passenger billings, freight and other services the Company performed as a Midway Connection carrier during this period, the Company has recorded a receivable for those services which has not been paid by Midway Airlines, Inc. A net receivable of approximately $1 million has been classified in other assets at December 31, 1998.

       NONAIRCRAFT LEASE COMMITMENTS

       The Company leases certain hanger and terminal facilities under operating leases, which provide for approximate future minimum lease payments, as follows:

              1999                        $1,361,000
              2000                           190,000
              2001                            85,000
              2002                            67,000
              2003                            24,000

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

       The Company is one of several defendants in a lawsuit brought by the owners of a private lake near the Terre Haute Indiana Airport alleging that run-off from de-icing operations at the airport have contaminated the lake. This litigation is in the early stages and it cannot be determined at this time whether the Company will have any liablity or whether any such liability will be material to the Company. It appears, however, that some activity at the airport had an adverse impact on plaintiff's lake but it is not clear that such activity is associated with the Company.

       The Company is a party to other ongoing legal claims and assertions arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(11)   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following presents selected quarterly unaudited financial data for each of the years ended December 31, 1998 and 1997 (in thousands, except for per share information):

                                                First         Second         Third          Fourth
                                               quarter        quarter       quarter         quarter           Year
                                             ----------       -------     ------------    -----------     -------------
                   1998
                   ----
Operating revenues                           $   18,861      $ 27,457     $   36,184      $   31,530      $   114,032
Operating income (loss)                          (3,021)        2,624          5,782           1,128            6,513
Net income (loss)                                (3,878)        1,793          4,861             (54)           2,722
                                             -------------   ----------   ------------    ------------    -------------
                                             -------------   ----------   ------------    ------------    -------------
Net income (loss) per share
     Basic                                   $    (0.51)     $   0.24     $     0.61      $    (0.01)     $      0.34
     Diluted                                 $    (0.51)     $   0.22     $     0.56      $    (0.01)     $      0.31

Weighted average shares outstanding
     Basic                                        7,589         7,591          7,917           8,591            7,925
     Diluted                                      7,589         8,328          8,690           8,591            8,703

                   1997
                   ----
Operating revenues                           $    26,688     $ 19,340     $   20,374      $   17,408      $    83,790
Excess aircraft, shutdown, and
     Other nonrecurring expenses                       -        4,127          2,638           2,379            9,234

Operating income (loss)                           (3,174)      (5,363)           242          (5,355)         (13,650)
Net loss                                          (4,787)      (6,823)        (1,045)         (5,616)         (18,271)
                                             -------------   ----------   ------------    ------------    -------------
                                             -------------   ----------   ------------    ------------    -------------
Net income (loss) per share
     Basic                                   $     (0.63)    $  (0.90)    $    (0.14)     $    (0.74)     $     (2.41)
     Diluted                                 $     (0.63)    $  (0.90)    $    (0.14)     $    (0.74)     $     (2.41)

Weighted average shares outstanding
     Basic                                         7,586        7,589          7,589           7,589            7,589
     Diluted                                       7,586        7,589          7,589           7,589            7,589

       For 1998 the first and fourth quarters reflect a net loss, the effect of stock options and stock warrants are not included in the calculation of earnings per share because their effects are anti-dulitive. As a result, the total of the four quarters' diluted earnings per share will not equal the diluted earnings per share for the year.

       The above financial data includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial data. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year.

                    GREAT LAKES AVIATION LTD. AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                  Additions
                                                        ------------------------------
                                                                           Charged to
                                   Balance at           Charged to            Other                              Balance at
Classification                     Beginning            Costs and           Accounts-        Deductions-           End of
Year Ended December 31             of Period             Expenses           Describe         Describe (1)          Period
1998
Inventory Reserves                 $ 3,513,000            1,027,817       3,516,510                      -         8,057,327

1997
Inventory Reserves                 $ 3,082,000            2,172,000               -              1,741,000         3,513,000

1996
Inventory Reserves                 $ 1,380,000            2,332,000               -                630,000         3,082,402

(1) Deductions related principally to scrapped parts and the results of physical inventories.

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been incuded elsewhere in the financial statements and related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Executive Officers" and "Election of Directors" in the Proxy Statement for Annual Meeting of Shareholders to be held June 4, 1999 (the "1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions with the Company is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the 1999 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED WITH THIS REPORT.

         (1) See Index to Financial Statements on page 19 of this report.

     (b) REPORTS ON FORM 8-K. During the fourth quarter ended December 31, 1998, the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

     (c) EXHIBITS.



3.1        Amended and Restated Articles of Incorporation.(1)
3.2        Amended and Restated Bylaws.(1)
4.1        Specimen Common Stock Certificate.(1)
10.1 Promissory Note payable to Raytheon in the amount of $3,445,000, dated December 30, 1992, together with related security agreement.(1)
10.2 Schedule identifying other Promissory Notes payable to Raytheon, which are substantially identical in all material respects to Exhibit
           10.1.(1)
10.3       Form of Aircraft Lease Agreement dated March 6, 1990, by and between
           Raytheon and the Company.(1)
10.4       United Express Agreement, dated February 28, 1992, by and between
           United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.5 Standard Ground Handling Agreement, dated April 3, 1991, by and between United Air Lines, Inc. and the Company.(1)
10.6       United Express Fare Revenue Sharing Agreement, dated February 28,
           1992, by and between United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.7       Letter Agreement, dated April 21, 1995, amending the United Express
           Agreement (certain portions deleted pursuant to request for confidential treatment).(2)
10.8 United Express Interline Agreement, dated February 28, 1992, by and between United Air Lines, Inc. and the Company.(1)
10.9       O'Hare License Agreement, dated April 1, 1991, by and between United
           Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.10      Hector International Airport Terminal License Agreement, dated
           September 8, 1994, by and between United Air Lines, Inc. and the
           Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.11 Airport/Airport Facilities Lease Agreement, dated November 1, 1989, by and between Minneapolis-St. Paul Airport and the Company.(1)
10.12      Great Lakes Aviation, Ltd. 1993 Stock Option Plan.(1)
10.13      1993 Director Stock Option Plan.(1)
10.14      Great Lakes Aviation, Ltd. Employee Stock Purchase Plan.(1)
10.15 Facilities Lease Agreement, dated February 18, 1992, by and between the City of Spencer, Iowa and the Company.(1)
10.16      Agreement in Principle, dated August 29, 1991, by and between United
           Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.17      Fifth Amendment to the Agreement in Principle, dated November 12,
           1993, by and between United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.18      Aircraft Finance Agreement, dated March 1, 1994, by and between
           Raytheon and the Company.(2)
10.19      Aircraft Finance Agreement, dated March 1, 1994, by and between
           Raytheon and the Company.(2)
10.20      Negotiable Promissory Note dated March 30, 1996, from the Company to
           Raytheon Aircraft Credit Corporation. (5)
10.21      Negotiable Promissory Note, dated July 31, 1996, from the Company to
           Raytheon Aircraft Credit Corporation.(5)
10.22      Consent Order entered into by the Company and the Federal Aviation
           Administration on May 23, 1997. (4)
10.23      Warrant Agreement, dated July 23, 1997, by and between Raytheon
           Aircraft Credit Corporation and the




           Company.(3)
10.24      $4,000,000 Negotiable promissory Note entered into between registrant and Raytheon Aircraft Credit Corporation, dated July 11, 1997, and amended July 31, 1997 and January 8, 1998. (6)
10.25      Pledge and Assignment Agreement entered into between registrant and
           Raytheon Aircraft Credit Corporation, dated July 11, 1997. (6)
10.26      Agreement Pertaining to Loans and Leases entered into between registrant and Raytheon Aircraft Credit Corporation, dated July 11,
           1997. (6)
10.27      Security Agreement and Encumbrance Against All Carrier Aircraft,
           Engines, Propellers, Appliances and Spare Parts entered into between registrant and Raytheon Aircraft Credit Corporation, dated July 11,
           1997. (6)
10.28      $1,000,000 Negotiable Promissory Note entered into between registrant and Raytheon Aircraft Credit Corporation dated January 1, 1998. (6)
           Consent of Independent Public Accountants
23.1       Consent of Arthur Andersen LLP
23.2       Consent of KPMG Peat Marwick LLP
27         Financial Data Schedule

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-71180 (the "Form S-1").
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(4) Incorporated by reference to the Company's Form 8-K, File Number 97616934, filed May 23, 1997.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GREAT LAKES AVIATION, LTD.

Dated:  March 31, 1999                By /s/ Douglas G. Voss
                                         --------------------------------------
                                         Douglas G. Voss,
                                         President and Chief Executive Officer

-------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                        Title                                     Date
         ---------                                        -----                                     ----

/s/ Douglas G. Voss
------------------------------------    President, Chief Executive Officer and Director        March 31, 1999
Douglas G. Voss

/s/ Thomas J. Ahmann
------------------------------------    Vice President, Chief Accounting Officer               March 31, 1999
Thomas J. Ahmann

/s/ Richard A. Hanson
------------------------------------    Vice President, Controller                             March 31, 1999
Richard A. Hanson

/s/ Vernon A. Mickelson
------------------------------------    Director                                               March 31, 1999
Vernon A. Mickelson

/s/ Gayle R. Voss
------------------------------------    Director                                               March 31, 1999
Gayle R. Voss

/s/ Ivan L. Simpson
------------------------------------    Director                                               March 31, 1999
Ivan L. Simpson

                                   EXHIBIT INDEX



Exhibit
Number                    Description
------                    -----------
3.1        Amended and Restated Articles of Incorporation.(1)
3.2        Amended and Restated Bylaws.(1)
4.1        Specimen Common Stock Certificate.(1)
10.1       Promissory Note payable to Raytheon in the amount of $3,445,000, dated December 30, 1992, together with related security agreement.(1)
10.2       Schedule identifying other Promissory Notes payable to Raytheon, which are substantially identical in all material respects to Exhibit
           10.1.(1)
10.3       Form of Aircraft Lease Agreement dated March 6, 1990, by and between
           Raytheon and the Company.(1)
10.4       United Express Agreement, dated February 28, 1992, by and between
           United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.5       Standard Ground Handling Agreement, dated April 3, 1991, by and between United Air Lines, Inc. and the Company.(1)
10.6       United Express Fare Revenue Sharing Agreement, dated February 28,
           1992, by and between United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.7       Letter Agreement, dated April 21, 1995, amending the United Express
           Agreement (certain portions deleted pursuant to request for confidential treatment).(2)
10.8       United Express Interline Agreement, dated February 28, 1992, by and between United Air Lines, Inc. and the Company.(1)
10.9       O'Hare License Agreement, dated April 1, 1991, by and between United
           Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.10      Hector International Airport Terminal License Agreement, dated
           September 8, 1994, by and between United Air Lines, Inc. and the
           Company (certain portions deleted pursuant to request for
           confidential treatment).(1)
10.11      Airport/Airport Facilities Lease Agreement, dated November 1, 1989, by and between Minneapolis-St. Paul Airport and the Company.(1)
10.12      Great Lakes Aviation, Ltd. 1993 Stock Option Plan.(1)
10.13      1993 Director Stock Option Plan.(1)
10.14      Great Lakes Aviation, Ltd. Employee Stock Purchase Plan.(1)
10.15      Facilities Lease Agreement, dated February 18,  1992, by and between the City of Spencer, Iowa and the Company.(1)
10.16      Agreement in Principle, dated August 29, 1991, by and between United
           Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.17      Fifth Amendment to the Agreement in Principle, dated November 12,
           1993, by and between United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)
10.18      Aircraft Finance Agreement, dated March 1, 1994, by and between
           Raytheon and the Company.(2)
10.19      Aircraft Finance Agreement, dated March 1, 1994, by and between
           Raytheon and the Company.(2)
10.20      Negotiable Promissory Note dated March 30, 1996, from the Company to
           Raytheon Aircraft Credit Corporation. (5)
10.21      Negotiable Promissory Note, dated July 31, 1996, from the Company to
           Raytheon Aircraft Credit Corporation.(5)
10.22      Consent Order entered into by the Company and the Federal Aviation
           Administration on May 23, 1997. (4)
10.23      Warrant Agreement, dated July 23, 1997, by and between Raytheon
           Aircraft Credit Corporation and the


           Company.(3)
10.24      $4,000,000 Negotiable promissory Note entered into between registrant and Raytheon Aircraft Credit Corporation, dated July 11, 1997, and amended July 31, 1997 and January 8, 1998. (6)
10.25      Pledge and Assignment Agreement entered into between registrant and
           Raytheon Aircraft Credit Corporation, dated July 11, 1997. (6)
10.26      Agreement Pertaining to Loans and Leases entered into between registrant and Raytheon Aircraft Credit Corporation, dated July 11,
           1997. (6)
10.27      Security Agreement and Encumbrance Against All Carrier Aircraft,
           Engines, Propellers, Appliances and Spare Parts entered into between registrant and Raytheon Aircraft Credit Corporation, dated July 11,
           1997. (6)
10.28      $1,000,000 Negotiable Promissory Note entered into between registrant and Raytheon Aircraft Credit Corporation dated January 1, 1998. (6)
           Consent of Independent Public Accountants
23.1       Consent of Arthur Andersen LLP
23.2       Consent of KPMG Peat Marwick LLP
27         Financial Data Schedule

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-71180 (the "Form S-1").
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(4) Incorporated by reference to the Company's Form 8-K, File Number 97616934, filed May 23, 1997.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.