Form 10-K/A
period 1998-12-31
GREAT LAKES AVIATION LTD
filed 1999-04-29
CIK 914397

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                ----------------------


                                     FORM 10-K/A

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER 0-23224

                              GREAT LAKES AVIATION, LTD.
                    (Name of Small Business Issuer in Its Charter)

                    IOWA                                        42-1135319
       (State or Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

                    1965 330TH STREET, SPENCER, IOWA 51301-9211
            (Address of Principal Executive Offices, including Zip Code)

                                   (712) 262-1000
                  (Issuer's Telephone Number, including Area Code)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:  NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                           COMMON STOCK ($.01 PAR VALUE)
                                  (Title of Class)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/X/ No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1999 was approximately $8,826,405.

     As of March 25, 1999, there were 8,637,440 shares of Common Stock of the registrant issued and outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                       PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information with respect to the Company's directors and executive officers as of April 15, 1999. Each executive officer has been appointed to serve until his successor is duly appointed by the Board of Directors or his earlier removal or resignation from office. Each director has been elected to serve a one-year term expiring in 1999 and until his or her successor has been duly elected and qualified.


     Name                     Age                   Title
     ----                     ---                   -----
     Douglas G. Voss          44        Chief Executive Officer, President and
                                        Chairman of the Board of Directors

     Thomas J. Ahmann         60        Chief Financial Officer

     Roland G. Bergeson       58        Executive Vice President and
                                        Chief Operating Officer

     Richard H. Fontaine      58        Senior Vice President-Marketing

     Richard A. Hanson        40        Vice President, Controller

     James A. Frazier         40        Vice President, Customer Service

     Jeffery M. Davis         36        Vice President-Operations

     Kenneth W. Anderson      52        Vice President-Maintenance

     W. Eric Winger           44        Vice President-Product Development

     James E. Tostenrud       44        Chief Pilot

     Vernon A. Mickelson      72        Director

     Gayle R. Voss            39        Director

     Ivan L. Simpson          48        Director


     DOUGLAS G. VOSS. Mr. Voss co-founded the Company in 1979 and has served in the positions of Chief Executive Officer and a director of the Company since the Company's inception. Mr. Voss became a pilot in 1974 and holds both an Airline Transport Pilot Certificate and an Airframe and Powerplant Mechanic Certificate. Mr. Voss is a graduate of Colorado Aero Tech. In 1977 and 1978, Mr. Voss was employed as a mechanic for a subsidiary of Executive Beechcraft, Inc. Mr. Voss has also served the Company in a number of operational positions, including Director of Maintenance and Director of Operations.

     THOMAS J. AHMANN. Mr. Ahmann joined Great Lakes as Chief Financial Officer on January 25, 1999. Previously he had been employed by Destron Fearing Corporation from July 1993 to January 1999 as Chief Financial Officer, Vice President of Finance, Secretary and Treasurer.

     ROLAND G. BERGESON. Mr. Bergeson joined Great Lakes on July 1, 1998 as Executive Vice President and Chief Operating Officer. In this position, Mr. Bergeson is responsible for the flying operations, maintenance and customer service functions of the airline. From March 1994 to July 1998, Mr. Bergeson was employed by WestAir Commuter Airlines, Inc. as its President.

     RICHARD H. FONTAINE. Mr. Fontaine rejoined Great Lakes in his present position on September 25, 1995. He previously had held the position of President from 1988 to 1993. In the interim, he was employed by GP Express Airlines ("GP Express") as Executive Vice President, Marketing and Planning. Subsequent to Mr. Fontaine's departure, GP Express entered into Chapter 11 proceedings under the federal bankruptcy laws.

     RICHARD A. HANSON. Mr. Hanson rejoined Great Lakes in his present position on June 1, 1997. He previously held the positions at Great Lakes of Senior Vice President - Finance from 1993 to 1994, and Controller from 1990 to 1993. In the interim Premium Standard Farms employed him as Corporate Finance Manager. Previously he had been at First Image Corporation as Regional Manager of Finance and Administration from 1988 to 1990. Mr. Hanson is a Certified Public Accountant.

     JAMES A. FRAZIER. Mr. Frazier joined Great Lakes in March 1990 as Director of Stations and was promoted to his present position of Vice President of Customer Service in March 1992.

     JEFFERY M. DAVIS. Mr. Davis joined Great Lakes in March 1988 as a commercial pilot. He has served in many positions within the Flight Operations area of the Company, including Line Pilot, Instructor, Check-Airman, and Director of Training. He was promoted to his current position in December 1994. Mr. Davis is the holder of an Airline Transport Pilot Certificate and is currently a Designated Pilot Examiner for the Federal Aviation Administration.

     KENNETH W. ANDERSON. Mr. Anderson joined Great Lakes on November 1, 1998 as Vice President of Maintenance. Previously he had been at WestAir Airlines, a subsidiary of Mesa Air Group as Vice President of Technical Services from May 1994 to June 1998.

     W. ERIC WINGER. Mr. Winger has been with Great Lakes for over 17 years. Since 1982, Mr. Winger has held the position of Vice President of Product Development.

     JAMES E. TOSTENRUD. Mr. Tostenrud joined Great Lakes as Chief Pilot on March 25, 1990 and has held this position since that time.

     VERNON A. MICKELSON, Mr. Mickelson became a director of the Company in December 1993. For more than the past six years, Mr. Mickelson has been self-employed as a consultant and has provided services to the Company concerning matters involving Federal Aviation Administration ("FAA") regulatory compliance and maintenance quality control. Mr. Mickelson has worked in the aviation industry since 1949, primarily in the field of aircraft maintenance. From 1973 to 1988, Mr. Mickelson was employed by the FAA as a supervisor of FAA maintenance and avionics inspectors operating in the State of Iowa.

     GAYLE R. VOSS, Ms. Voss has been a director of the Company since December 1996. Ms. Voss has held various positions with the Company since its inception including assisting in the management of the Spirit Lake Airport from 1978 through 1992, Station Agent and Station Manager responsible for all airline reservations from 1982 through 1985, Airline Accounts Receivable and Revenue Accounting Manager from 1985 through 1989, Airline Executive Office Receptionist from 1989 through 1996 and Director of Airport Services and Airport Manager from June 1996 through the present.

     IVAN L. SIMPSON, Mr. Simpson became a director of the Company in August 1997. Mr. Simpson co-founded the Company in 1979, and served in various operational roles through 1987, including: Chief Pilot, Director of Security, and most recently, Vice President and Director of Operations. He has been employed as an Airline Transport Pilot for American Airlines since 1987. Mr. Simpson holds an Airline Transport Pilot Certificate and is Type rated in the Boeing 757/767 aircraft.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission and provide the Company with copies of such reports. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, its directors and executive officers filed all reports on a timely basis.

ITEM 11.       EXECUTIVE COMPENSATION

     The following table sets forth information regarding the compensation received by the Company's Chief Executive Officer for the years ended December 31, 1998, 1997 and 1996. No other executive officer was paid a salary which exceeded $100,000 for the year ended December 31, 1998.


                              SUMMARY COMPENSATION TABLE

                                                                   LONG-TERM
                                                                  COMPENSATION
                                                                     AWARDS
                                                                  ------------
                                       ANNUAL COMPENSATION        SECURITIES
                                     ----------------------       UNDERLYING
 NAME AND PRINCIPAL POSITION         FISCAL YEAR     SALARY        OPTIONS(#)
--------------------------------------------------------------------------------
 Douglas G. Voss                        1998         $151,250       100,000
                                        1997         $127,500          --
                                        1996         $127,500          --

     The following table summarizes stock option grants and option exercises during the fiscal year ended December 31, 1998 to or by the Chief Executive Officer and certain other information relative to such options. As stated above, no other executive officer was paid a salary which exceeded $100,000 for the year ended December 31, 1998.

                          OPTION GRANTS IN LAST FISCAL YEAR
                                 (INDIVIDUAL GRANTS)



                                                                                                         Potential Realizable
                                            Percent of                                                      Value at Assumed
                                              Total                                                      Annual Rates of Stock
                             Number of       Options                                                        Price For Option
                             Securities     Granted to                                                          Terms (2)
                             Underlying     Employees                                                    ---------------------
                              Options        in Fiscal             Exercise       Expiration               5%           10%
     Name                     Granted          Year                 Price            Date
-----------------------------------------------------------------------------------------------------------------------------------
     Douglas G. Voss          100,000          36.1%                $2.75         July 1, 2008           $172,946     $438,279


(1) On July 1, 1998, the Company granted Mr. Voss an option to purchase 100,000 shares of Common Stock. In connection with such grant, the Company's Compensation Committee received a Competitive Review of the Executive Compensation Program for the Chief Executive Officer, stating that the options granted to Mr. Voss were competitive and appropriate in light of comparable companies, particularly given the Company's improving performance and the fact that Mr. Voss does not receive any form of short term incentives.

(2) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection of the future Common Stock Price.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                               AND FY-END OPTION VALUES


                                                              Number of Securities
                       Shares                                     Underlying                               Value of  In-the
                     Acquired on             Value            Options at FY-End                       Money Options at FY-End(2)
      Name            Exercise              Realized        Exercisable/Unexercisable                 Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
Douglas G. Voss          --                   --                   0/100,000(1)                                  $0/$12,500


(1) On July 1, 1998, the Company granted Mr. Voss an option to purchase 100,000 shares of Common Stock. In connection with such grant, the Company's Compensation Committee received a Competitive Review of the Executive Compensation Program for the Chief Executive Officer, stating that the options granted to Mr. Voss were competitive and appropriate in light of comparable companies, particularly given the Company's improving performance and the fact that Mr. Voss does not receive any form of short term incentives.

(2) Market value of underlying securities at fiscal year end minus the exercise price.

DIRECTOR COMPENSATION

     Directors of the Company who are not employees of the Company participate in the Company's Director Stock Option Plan, receive $1,000 for each meeting of the Board or a meeting of a committee of the Board attended (not to exceed $1,000 per day) and are reimbursed for out-of-pocket expenses incurred on behalf of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Mickelson and Simpson compromised the Compensation Committee for purposes of setting compensation levels for 1998. No member of the Compensation Committee was an officer or employee of the Company or its subsidiary during the fiscal year ended December 31, 1998. Mr. Simpson was an officer and employee of the Company from 1979 through 1987. No executive officer of the Company served as a member of the Compensation Committee or board of directors of another entity, one of whose executive officers served on the Company's Compensation Committee or Board of Directors during the fiscal year ended December 31, 1998.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains certain information as of April 15, 1999 regarding the beneficial ownership of the Common Stock by (i) each person known to the Company to own beneficially five percent or more of the Common Stock,
(ii) each director of the Company, (iii) each executive officer of the Company and (iv) the directors and executive officers as a group. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o Great Lakes Aviation, Ltd.,1708 38th Avenue West, Spencer, Iowa 51301-9211.



                                                                                 Amount and Nature                 Percentage of
                                                                            of Beneficial Ownership(1)               Outstanding
                                                                                                                         Stock
                                                                            --------------------------             -------------
Douglas G. Voss   . . . . . . . . . . . . . . . . . . . . . . . .                   5,275,000(2)(3)                     61.1%

Gayle R. Voss . . . . . . . . . . . . . . . . . . . . . . . . . .                   2,350,000(2)(3)                     27.2%

Raytheon Aircraft Credit Corporation  . . . . . . . . . . . . . .                   1,000,000(4)                        10.4%
10511 East Central
Wichita, Kansas  67206

Tennebaum & Co., LLC  . . . . . . . . . . . . . . . . . . . . . .                     500,000(5)                         5.8%
1999 Avenue of the Stars, 32nd Floor
Los Angles, California  90067

Michael E. Tennebaum  . . . . . . . . . . . . . . . . . . . . . .                     500,000(6)                         5.8%
1999 Avenue of the Stars 32nd Floor
Los Angeles, California 90067

Iowa Great Lakes Flyers, Inc. . . . . . . . . . . . . . . . . . .                     500,000(7)                         5.8%
1965 330th Street
Spencer, Iowa 51301

Roland G. Bergeson  . . . . . . . . . . . . . . . . . . . . . . .                      28,700                               *

Vernon A. Mickelson . . . . . . . . . . . . . . . . . . . . . . .                      17,000(8)                            *
1209 3rd Avenue West
Spencer, Iowa 51301

Richard H. Fontaine . . . . . . . . . . . . . . . . . . . . . . .                      12,000(9)                            *

James A. Tostenrud  . . . . . . . . . . . . . . . . . . . . . . .                       6,892(10)                           *

Jeffery M. Davis  . . . . . . . . . . . . . . . . . . . . . . . .                       6,879(10)                           *

W. Eric Winger  . . . . . . . . . . . . . . . . . . . . . . . . .                       6,100(10)                           *

James A. Frazier  . . . . . . . . . . . . . . . . . . . . . . . .                       5,600(10)                           *

Ivan L. Simpson . . . . . . . . . . . . . . . . . . . . . . . . .                       2,000(11)                           *
21261 North Bay Drive
Spirit Lake, Iowa 51360

Richard A. Hanson . . . . . . . . . . . . . . . . . . . . . . . .                       1,279                               *

Thomas J. Ahmann  . . . . . . . . . . . . . . . . . . . . . . . .                         -                                0%

Kenneth W. Anderson . . . . . . . . . . . . . . . . . . . . . . .                         -                                0%



All directors and officers as a group
   (13 persons) . . . . . . . . . . . . . . . . . . . . . . . . .                   5,361,450                           61.7%

____________________

*     Indicates ownership of less than 1% of the outstanding shares of Common
      Stock.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission (the "Commission") and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days. The same shares may be beneficially owned by more than one person.

(2) Ms. Voss has granted to Mr. Voss an irrevocable proxy to vote all of her shares of Common Stock (the "Shares") until June 28, 2010. Mr. and Ms. Voss have also entered into a Shareholder Buy-Sell Agreement (the "Agreement") with respect to the Shares. The term of the Agreement (the "Term") is until June 28, 2010 or until such time as Ms. Voss does not own any Shares or the Company is dissolved or liquidated. Pursuant to the Agreement, Ms. Voss may not sell any Shares until June 28, 1999, at which time she may sell 470,000 Shares and an additional 235,000 Shares in each year thereafter. Mr. Voss, however, has been granted a right of first refusal to purchase for the market price any Shares which Ms. Voss desires to so sell. The Agreement also provides Mr. Voss the option to purchase any Shares at any time during the Term for the market price of shares of Common Stock. The Agreement provides that in any transaction in which Mr. Voss sells greater than 5% of his shares of Common Stock, Mr. Voss has the right to compel Ms. Voss to include the Shares held by her in such transaction on the same terms as the shares of Common Stock of Mr. Voss. In turn, Ms. Voss has the right to have her Shares included by Mr. Voss in any such transaction on a pro rata basis. The Agreement also provides Mr. Voss with the right to purchase the Shares at the market price upon the death of Ms. Voss or upon an involuntary disposition of the Shares held by Ms. Voss. Pursuant to the Agreement, Mr. Voss will vote all shares of Common Stock beneficially owned by him (including the Shares) for the election of Ms. Voss to the Board.

(3) Mr. Voss is the beneficial owner of 5,275,000 shares of Common Stock. Ms. Voss is the record owner of 2,350,000 shares of Common Stock. The shares of Common Stock owned by Ms. Voss and the shares of Common Stock owned by Iowa Great Lakes Flyers, Inc. are included in the 5,275,000 shares of Common Stock reported by Mr. Voss.

(4) Consists of a warrant for the purchase of an aggregate of 1,000,000 shares of Common Stock.

(5) Beneficial ownership of all 500,000 shares of Common Stock is shared with Michael E. Tennebaum.

(6) Beneficial ownership of all 500,000 shares of Common Stock is shared with Tennebaum & Co. LLC.

(7) Beneficial ownership of all 500,000 shares of Common Stock is shared with Douglas G. Voss.

(8) Includes 10,000 shares of Common Stock subject to currently exercisable options.

(9) Includes 12,000 shares of Common Stock subject to currently exercisable options.

(10) Includes 5,600 shares of Common Stock subject to currently exercisable options.

(11) Consists of 2,000 shares of Common Stock subject to currently exercisable options.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Douglas G. Voss is the sole owner of Iowa Great Lakes Flyers, Inc. ("Flyers"), a corporation which owns and operates four-passenger and six-passenger aircraft and several Beech 1900 aircraft, and owns a fleet of rental cars. From time to time, Flyers leases its four-passenger and six-passenger aircraft to the Company for use in its charter and freight operations. In December 1994, the Company and Flyers entered into Aircraft Lease Agreements pursuant to which the Company is leasing from Flyers two Beech 1900 aircraft. These Aircraft Lease Agreements are on a month-to-month basis and had lease payments of $27,000 per month per aircraft through July 1, 1995, and thereafter have had lease payments of $33,000 per month per aircraft. These Aircraft Lease Agreements provide that the Company perform all required maintenance. In September 1997, Flyers sold one of the aircraft and subsequently terminated the lease to the Company on that aircraft. The Company believes that its leases of aircraft from Flyers are on terms no less favorable to the Company than would be similar transactions with unaffiliated third parties. Under these leases, the Company paid to Flyers a total of approximately $516,000 for leased planes in connection with charter and freight operations and $15,000 for automobile rental payments during the year ended December 31, 1998. Additionally, from time to time Flyers loans funds to the Company on a short term basis. As of April 15, 1999, the Company owed Flyers a total of approximately $500,000. Mr. Voss is also the owner of M&G Air travel, Inc. ("M&G"), a corporation which owns and operates four-passenger and six-passenger aircraft and owns a fleet of rental cars. In December 1997, M&G purchased two Beech 1900C aircraft and the Company became guarantor of the debt. In April of 1998, M&G entered into an agreement to sell the aircraft to Raytheon Aircraft Credit Corporation under a sale-leaseback arrangement, eliminating the Company's guarantee of the debt. In January 1998, the aircraft were leased to the Company on a month-to-month basis and have lease payments of $22,000 per month per aircraft. The Company subsequently subleased these aircraft to third parties at the same lease rate. In September 1998, M&G leased three additional 1900C aircraft that were subleased to the Company on a month-to-month basis at a rate of $22,000 per month. The Company incurred rents to M&G in the aggregate amount of $704,000 for leased planes in connection with charter and freight operations during the year ended December 31, 1998. In January 1999, the Company terminated the leases to the third party and began operating the aircraft primarily in freight operations. As of April 15, 1999 the Company owed M&G a total of approximately $1,144,000.

      On September 8, 1998 the Company completed a private placement to assist the Company in complying with the Nasdaq SmallCap Market listing requirements. The transaction occurred between the Company and two investors who each purchased $1 million of the Company's Common Stock, or 500,000 shares each at a per share price of $2.00. One of the investors was Flyers. The Company received an opinion from Dougherty Summit, LLC, financial advisors, to the effect that the transaction was fair to the Company from a financial point of view, and the transaction was approved by the unanimous vote of the Board of Directors (with Mr. Voss abstaining).

      The Company and Roland G. Bergeson, an executive officer of the Company, are parties to a letter agreement executed July 1, 1998 governing his employment with the Company. The agreement sets Mr. Bergeson's initial compensation level at $140,000 annually and makes him eligible for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the Agreement, Mr. Bergeson received a 10-year option for the purchase of 50,000 shares of the Company's Common Stock. This option has an exercise price of $2.75 and vests over a five year period. Pursuant to the agreement, Mr. Bergeson's employment is voluntary and may be terminated by the Company or Mr. Bergeson at any time with six months prior written notice, provided, however, that if the Company terminates Mr. Bergeson's employment without cause, Mr. Bergeson shall receive an amount equal to his base salary per month at the end of each of the six months immediately following the date of termination but in no event shall he receive any such payments after he gains employment elsewhere. The Company may immediately terminate Mr. Bergeson's employment for cause upon written notice to Mr. Bergeson. The agreement also provides for accelerated vesting of unvested stock options if a change of the ownership of the Company occurs. Pursuant to this letter agreement, Mr. Bergeson received approximately $70,000 in compensation for the fiscal year ended December 31, 1998.

      The Company and Thomas J. Ahmann, an executive officer of the Company, are parties to a letter agreement executed on January 25, 1999 governing his employment with the Company. The agreement sets Mr. Ahmann's initial compensation level at $120,000 annually and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the Agreement, Mr. Ahmann received a 10-year option for the purchase of 50,000 shares of the Company's Common Stock. This option has an exercise price of $2.75 and vests over a five year period.

Pursuant to the agreement, Mr. Ahmann's employment is voluntary and may be terminated by the Company or Mr. Ahmann at any time with six months prior written notice, provided, however, that if the Company terminates Mr. Ahmann's employment without cause, Mr. Ahmann shall receive an amount equal to his base salary per month at the end of each of the six months immediately following the date of termination but in no event shall he receive any such payments after he gains employment elsewhere. The Company may immediately terminate Mr. Ahmann's employment for cause upon written notice to Mr. Ahmann. The agreement also provides for accelerated vesting of unvested stock options if a change of ownership of the Company occurs. Mr. Ahmann did not receive any compensation for the fiscal year ended December 31, 1998, having joined the Company in January, 1999.

                                      SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GREAT LAKES AVIATION, LTD.


Dated:  April 29, 1999                By  /s/ Douglas G. Voss
                                          --------------------------------
                                          Douglas G. Voss,
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below y the following persons on behalf of the registrant and in the capacities an don the dates indicated.


SIGNATURE                                          TITLE                                      DATE
/s/ Douglas G. Voss                President, Chief Executive Officer and Director        April 29, 1999
----------------------
Douglas G. Voss

/s/ Thomas J. Ahmann               Chief Financial Officer                                April 29, 1999
----------------------
Thomas J. Ahmann

/s/ Richard A. Hanson              Vice President, Controller                             April 29, 1999
----------------------
Richard A. Hanson

/s/ Vernon A. Mickelson            Director                                               April 29, 1999
----------------------
Vernon A. Mickelson

/s/ Gayle R. Voss                  Director                                               April 29, 1999
----------------------
Gayle R. Voss

/s/ Ivan L. Simpson                Director                                               April 29, 1999
----------------------
Ivan L. Simpson
