Form 10-Q
period 1999-03-31
GREAT LAKES AVIATION LTD
filed 1999-05-14
CIK 914397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

As of May 13, 1999 there were 8,637,440 shares of Common Stock, par value $.01 per share, issued and outstanding.

                                TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I.  FINANCIAL INFORMATION......................................................  3

Item 1.  Financial Statements.......................................................  3

            a)  Condensed Consolidated Financial Statements.........................  3

            b)  Condensed Consolidated Balance Sheets
                March 31, 1999 and December 31, 1998................................  3

            c)  Condensed Consolidated Statements of Operations
                Three months ended March 31, 1999 and 1998..........................  4

            d)  Condensed Consolidated Statements of Cash Flows
                Three months ended March 31, 1999 and 1998..........................  5

            e)  Notes to Condensed Consolidated Financial Statements................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................................  7

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk................................................................ 12

PART II. OTHER INFORMATION.......................................................... 12

Item 1.  Legal Proceedings.......................................................... 12

Item 2.  Changes in Securities and Use of Proceeds.................................. 12

Item 3.  Defaults Upon Senior Debt.................................................. 12

Item 4.  Submission of Matters to a Vote of Security Holders........................ 12

Item 5.  Other Information.......................................................... 12

Item 6.  Exhibits and Reports on Form 8-K........................................... 12

SIGNATURES.......................................................................... 14

EXHIBIT INDEX....................................................................... 15


PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                        (unaudited)
                                                                        March 31, 1999        December 31, 1998
                                                                        --------------        -----------------
                                ASSETS
CURRENT ASSETS:
  Cash                                                                  $   1,042,000           $     189,000
  Accounts receivable, net allowance for doubtful accounts
    of approximately $153,000 and $153,000 respectively.                    8,166,000               8,375,000
  Inventories, net                                                         18,700,000              18,458,000
  Prepaid expenses and other current assets                                   527,000                 623,000
                                                                        -------------           -------------
                                      Total current assets                 28,435,000              27,645,000
                                                                        -------------           -------------
PROPERTY AND EQUIPMENT:
  Flight equipment                                                         46,408,000              45,533,000
  Other property and equipment                                              4,652,000               4,553,000
  Less accumulated depreciation and amortization                           (8,692,000)             (7,968,000)
                                                                        -------------           -------------
                              Total property and equipment                 42,368,000              42,118,000
OTHER ASSETS                                                                2,911,000               3,019,000
                                                                        -------------           -------------
                                                                        $  73,714,000           $  72,782,000
                                                                        -------------           -------------
                                                                        -------------           -------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt                $  13,489,000           $  13,647,000
  Accounts payable                                                         12,155,000              12,251,000
  Deferred lease payments                                                   3,381,000               1,021,000
  Accrued liabilities and unearned revenue                                  3,905,000               3,751,000
                                                                        -------------           -------------
                                 Total Current Liabilities                 32,930,000              30,670,000
                                                                        -------------           -------------
LONG-TERM DEBT, net of current maturities                                  27,937,000              28,471,000
DEFERRED LEASE PAYMENTS                                                     2,840,000               2,854,000
DEFERRED CREDITS                                                            4,863,000               4,937,000

  Common stock, $.01 par value; 50,000,000 shares
    authorized, 8,637,440 and 8,590,843 shares issued
    and outstanding at March 31, 1999, and December 31,
    1998 respectively                                                          86,000                  86,000
  Paid-in capital                                                          31,610,000              31,569,000
  Accumulated deficit                                                     (26,552,000)            (25,805,000)
                                                                        -------------           -------------
                                Total stockholders' equity                  5,144,000               5,850,000
                                                                        -------------           -------------
                                                                        $  73,714,000           $  72,782,000
                                                                        -------------           -------------
                                                                        -------------           -------------

                 See condensed notes to financial statements.

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31
                                 (UNAUDITED)

                                                     1999                  1998
                                                 ------------          ------------
OPERATING REVENUES:
   Passenger                                     $ 23,718,000          $ 15,130,000
   Public service                                   4,257,000             2,772,000
   Freight, charter and other                       2,208,000               959,000
                                                 ------------          ------------
            Total operating revenues               30,183,000            18,861,000
                                                 ------------          ------------
OPERATING EXPENSES:
   Salaries, wages and benefits                     8,267,000             6,079,000
   Aircraft fuel                                    3,484,000             2,846,000
   Aircraft maintenance materials
     and component repairs                          3,479,000             2,446,000
   Commissions                                      1,356,000               998,000
   Depreciation and amortization                      897,000               547,000
   Aircraft rental                                  4,306,000             3,499,000
   Other rentals and landing fees                   1,940,000             1,346,000
   Other operating expenses                         6,309,000             4,121,000
                                                 ------------          ------------
            Total operating expenses               30,038,000            21,882,000
                                                 ------------          ------------
             Operating income (loss)                  145,000            (3,021,000)
INTEREST EXPENSE                                      892,000               857,000
                                                 ------------          ------------
            Loss before income taxes                 (747,000)           (3,878,000)
INCOME TAX EXPENSE (BENEFIT)                                -                     -
                                                 ------------          ------------
NET LOSS                                         $   (747,000)         $ (3,878,000)
                                                 ------------          ------------
                                                 ------------          ------------
BASIC AND DILUTED LOSS PER SHARE                 $       (.09)         $       (.51)
                                                 ------------          ------------
                                                 ------------          ------------
WEIGHTED AVERAGE SHARES OUTSTANDING                 8,624,496             7,589,370
                                                 ------------          ------------
                                                 ------------          ------------


                     See condensed notes to financial statements

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                                         1999                  1998
                                                                     ------------          ------------
OPERATING ACTIVITIES:
  Net loss                                                           $   (747,000)         $ (3,878,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                                       850,000               547,000
      Change in current operating items:
       Accounts receivable, net                                           209,000            (1,015,000)
       Inventories, net                                                  (368,000)              628,000
       Prepaid expenses and other current assets                           96,000               (40,000)
       Accounts payable and accrued liabilities                            58,000               582,000
       Deferred lease payments and deferred credits                     2,272,000                     -
                                                                     ------------          ------------
        Net cash flows provided by (used in)
         operating acitivies                                            2,370,000            (3,176,000)
                                                                     ------------          ------------

INVESTING ACTIVITIES:
  Purchases of flight equipment and
    other property and equipment                                         (974,000)              (68,000)
  Proceeds from certificate of deposit                                          -             1,123,000
  Change in other assets                                                  108,000                     -
                                                                     ------------          ------------
        Net cash flows provided by (used in)
         investing activities                                            (866,000)            1,055,000
                                                                     ------------          ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable and long term debt                    -             3,955,000
  Repayment of notes payable and long term debt                          (526,000)           (1,840,000)
  Payments on short-term note payable and line of credit                 (166,000)                    -
  Proceeds from sale of common stock                                       41,000                     -
                                                                     ------------          ------------
        Net cash flows provided by (used in)
         financing activities                                            (651,000)            2,115,000
                                                                     ------------          ------------

NET CHANGE IN CASH                                                        853,000                (6,000)

CASH:
  Beginning of period                                                     189,000                 6,000
                                                                     ------------          ------------
  End of period                                                      $  1,042,000          $          -
                                                                     ------------          ------------
                                                                     ------------          ------------

SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid during the period for-
    Interest                                                         $    930,000          $    760,000
                                                                     ------------          ------------
                                                                     ------------          ------------


                     See condensed notes to financial statements

                           GREAT LAKES AVIATION, LTD.
                  CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Great Lakes Aviation, Ltd. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Balance Sheet at December 31, 1998 has been derived from the audited financial statements as of that date. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 and the notes thereto included in the Company's Annual Report on Form 10-K, and amended thereto, filed with the Securities and Exchange Commission. The foregoing financial statements contain an opinion by the Company's independent public accountants indicating substantial doubt as to the Company's ability to continue as a going concern.

The consolidated financial statements include the accounts of Great Lakes Aviation, Ltd. and its wholly owned subsidiary "RDU Inc.", referred to collectively as the Company. All significant inter-company transactions and balances have been eliminated in consolidation. RDU, Inc. currently has no activity and is not being utilized by the Company.

The Company is currently operating scheduled passenger and airfreight service exclusively under a cooperative marketing agreement, (the "United Express Agreement") with United Airlines, Inc. ("United"). (See United Express Relationship)

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. At March 31, 1999, the Company had no derivative instruments.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis in this section and in the notes to the financial statements contain certain forward-looking terminology such as "believes," "anticipates," "will," and "intends," or comparable terminology which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein and in other reports filed by the Company with the Securities and Exchange Commission.

OVERVIEW

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United that expired April 25, 1997, but was extended through December 31, 1997. The Company continues to operate under the terms of the expired agreement. As of March 31, 1999, the Company served 71 destinations in 14 states with 292 scheduled departures each weekday.

As part of the realignment of United's relationships with its United Express carriers on April 23, 1998, the Company replaced service from Denver which had previously been provided by another United Express carrier. The service represents a significant expansion of the Company's previous service.

The Company has suffered significant losses and negative operating cash flows in the recent past, which raises substantial doubt about its ability to continue as a going concern. The Company's viability as a going concern depends upon its return to sustained profitability.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 30, 1999 AND 1998

The following table sets forth certain financial information regarding the
Company:

                                                                 For the Three Months Ended March 31
                                                 ----------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                                       1999                             1998
                                                 --------------------------------------    ----------------------
                                                                  Cents     % Increase/                     Cents
                                                                   Per       decrease                        Per
                                                     Amount        ASM       from 1998        Amount         ASM
                                                 ------------     -----     -----------    ------------     -----
Total operating revenues                         $ 30,183,000      22.3        60.0%       $ 18,861,000      20.3
                                                 ------------      ----        ----        ------------      ----
Salaries, wages and benefits                        8,267,000       6.1        36.0           6,079,000       6.5
Aircraft fuel                                       3,484,000       2.6        22.4           2,846,000       3.1
Aircraft maintenance materials and
  component repairs                                 3,479,000       2.6        42.2           2,446,000       2.6
Commissions                                         1,356,000       1.0        35.9             998,000       1.1
Depreciation and amortization                         897,000       0.7        64.0             547,000       0.6
Aircraft rental                                     4,306,000       3.2        23.1           3,499,000       3.8
Other rentals and landing fees                      1,904,000       1.4        44.1           1,346,000       1.4
Other operating expense                             6,309,000       4.7        53.0           4,121,000       4.4
                                                 ------------      ----        ----        ------------      ----
  Total operating expense                          30,038,000      22.2        37.3          21,882,000      23.5
                                                 ------------      ----        ----        ------------      ----
Operating income (loss)                               145,000       0.1           -          (3,021,000)     (3.2)
                                                 ------------      ----        ----        ------------      ----

SELECTED OPERATING DATA                                        Increase (Decrease)
                                                   1999            from 1998              1998
                                                 ----------    -------------------     ----------
Available Seat Miles (000s)                        135,479             45.5%             93,098
Revenue Passenger Miles (000s)                      58,201             38.0%             42,184
Passenger Load Factor                                 43.0%          (2.3)pts              43.3%
Passengers carried                                 221,813             55.7%            142,427
Average Yield per Revenue passenger mile          40.8 cents           13.6%           35.9 cents
Revenue per ASM                                   22.3 cents         1.8 cents         20.5 cents


OPERATING REVENUES

Operating revenues increased 60.0% to $30.2 million in the first quarter of 1999 from $18.9 million during the first quarter of 1998. The increase in operating revenues resulted from the increase in revenue passenger miles flown by 38.0% to 58.2 million in the first quarter of 1999 from 42.2 million during the first quarter of 1998 in conjunction with a 13.6% increase to 40.8 cents in average yield per revenue passenger mile in the first quarter of 1999 from 35.9 cents in the first quarter of 1998.

OPERATING EXPENSES

Total operating expenses increased to $30.0 million from $21.9 million in the first quarter of 1998. However, the cost per ASM decreased to 22.2 cents per ASM in the first quarter of 1999 from 23.5 cents per ASM in the first quarter of 1998. The higher cost per ASM in the first quarter of 1998 reflects the costs which were associated with preparing for and implementing additional services which were added from the Denver hub which began April 23, 1998.

Salaries, wages, and benefits expense decreased to 6.1 cents per ASM during the first quarter of 1999, from 6.5 cents per ASM during the first quarter of 1998. This decrease was due to the effects of the larger ASM base provided by the expansion of service during 1998.

Aircraft fuel expense per ASM decreased 22.4%, to 2.6 cents in the first quarter of 1999 from 3.1 cents in the first quarter of 1999 as a result of lower average fuel prices.

Aircraft parts and component repair expenses was 2.6 cents per ASM during the first quarter of 1999 and was also 2.6 cents per ASM during the same period in 1998.

Other operating expenses increased to 4.7 cents per ASM in the first quarter of 1999 from 4.4 cents in the first quarter of 1998, reflecting higher fixed expenses, including general and administrative, marketing, and communications costs associated with the Company's expansion of service.

PROVISION FOR INCOME TAXES

No income tax benefit was recorded for the first quarter of 1999 considering the Company is in a loss carry forward position and that the realization of any benefits of such are substantially in doubt.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $1.0 million at March 31, 1999 from $189,000 at December 31, 1998. Net cash flows provided by operating activities were $2.4 million in the first quarter of 1999 compared to cash flow uses of $3.2 million in the first quarter of 1998. The major source of cash flows during the first quarter of 1999 was from the deferral of certain lease payments on aircraft.

Capital expenditures related to aircraft and equipment totaled $875,000 in the first quarter of 1999 and $0 during the first half of 1998. Principal repayments were $692,000 in the first quarter of 1999, and there were no new long-term borrowings during the quarter.

Long-term debt, net of current maturities of $3.0 million, totaled $27.9 million at March 31, 1999 compared to $28.5 million, net of current maturities of $3.0 million, at December 31, 1998.

The Company has suffered significant losses in three of the last five years and negative cash flows in two of the last three years. The Company has no further availability on its $5 million line of credit with Raytheon Aircraft Company and its financing affiliates (collectively, "Raytheon") and has no other credit facilities available to it at this time.

The Company is heavily dependent on Raytheon and United for its liquidity requirements, however neither Raytheon nor United is under any current obligation to provide further financing to the Company. The Company's viability as a going concern depends upon its return to sustained profitability, positive operating cash flow and reaching viable long-term agreements with Raytheon and United. These matters raise substantial doubt about its ability to continue as a going concern and, as a result, the Report of Independent Public Accountants on the financial statements for the year ended December 31, 1998, contains a statement to this effect.

Raytheon is the Company's primary aircraft supplier and largest creditor. The Company has financed all its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also extended the Company a $5 million working capital line of credit (payable on demand and expiring on June 30, 1999) and a $5 million short term loan, and collateralized by Beechcraft spare parts and equipment and accounts receivable. The Company is actively seeking alternate lenders for these short-term loans. Until such financing can be arranged, the Company expects to extend the term on the current loans. However, no assurance can be given that the alternate financing will be arranged, or that the current loans will be extended. In addition, Raytheon was granted a warrant for a period of ten years, exercisable commencing July 16, 1998, to purchase one million shares of Great Lakes common stock at a price of $.75 per share. Raytheon has not exercised the warrant as of the date of this filing.

The Company currently leases five 1900C aircraft under month-to-month leases for use in contracted mail service and as a spare passenger service aircraft. In addition, the Company is utilizing 22 1900D aircraft under short-term operating leases. The Company is negotiating with Raytheon to purchase these 22 1900D aircraft through the issuance of notes payable to Raytheon. If this transaction is consummated, it will increase the Company's flight equipment and long-term debt by approximately $77 million. Management does not expect the purchase, if consummated, to have a material impact on earnings.

Additionally, the Company has financed seven of its Brasilia aircraft through lease and debt agreements with other unrelated entities.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 computer issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a Company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. Systems and equipment that are not Year 2000 compliant have been identified and remediation efforts are in process. Certain equipment is currently being updated or replaced, and the efforts will continue during the second quarter of 1999 to complete the remediation process.

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

The Company relies primarily on outside sources for its software requirements. Most of these software vendors have provided updated, Year 2000 compliant software. The remaining vendors are in the final process of testing the upgrades and the Company anticipates delivery by August 31, 1999. Internally developed applications have been updated to the extent possible, and will be completed once the remediation process for equipment upgrades is finished. As a result of the Company's use of third party software, the primary cost for remediation is in the form of new or updated hardware. Remaining remediation costs are not expected to exceed $50,000, with the total cost for Year 2000 compliance issues of approximately $100,000.

The Company believes that the greatest potential for disruption lies not in the Company's internal systems but rather in the external systems of the Company's service providers. The Company believes, based on research to date, that disruptions in these external systems will be short-lived, and that through contingency planning the Company can minimize the impact on the service it provides. The Company has begun to develop contingency plans, and it expects to be completed by June 30, 1999. However, there can be no guarantee that material third parties, on which the Company relies, will properly address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the Company.

UNITED EXPRESS RELATIONSHIP

The code sharing agreement with United expired in December 1997. The Company believes its relationship with United is satisfactory, as evidenced by United's selection, during 1998, of the Company as the United Express carrier for additional routes serving the Denver airport. Since December 31, 1997, the Company has been operating as if the principal day-to-day operational provisions of the previous code sharing agreement are still effective. The Company and United have entered into negotiations to renew the code sharing agreement. As part of their negotiations, United has restructured its operating relationships with certain of its United Express carriers, pursuant to which the Company has provided service to Denver from 24 additional cities since April 23, 1998. As a result of this restructuring, the Company is the only United Express carrier providing service with nineteen seat aircraft at the Chicago and Denver hubs. The Company also intends to reduce its service that it provides using 30 seat Brasilia aircraft. While the Company expects a new code sharing agreement to be finalized on a mutually advantageous basis, no assurance can be given that this actually will be accomplished. Certain material provisions of the prior code sharing agreement and related agreements, the "United Express Agreements" are described herein because any new code sharing agreement may contain similar terms. Any failure to enter into a new code sharing agreement with United, any material adverse change in terms from the prior code sharing agreement, or any substantial decrease in the number of routes served by the Company under this agreement could have a material adverse effect on the Company's business. As a result of the code sharing relationship with United, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business may also be adversely affected.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II: OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         The Company is a party to routine litigation incidental to its business, none of which is likely to have a material effect on the Company's financial position.

ITEM 2   CHANGES IN SECURITIES

         None to report.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None to report.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None to report.

ITEM 5   OTHER INFORMATION

         None to report.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1     Financial Data Schedule.

         (b)  Reports on Form 8-K

              The registrant filed no Current Reports on Form 8-K for the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                       GREAT LAKES AVIATION, LTD.

Dated: May 13, 1999                    By /s/ Douglas G. Voss
                                         ----------------------------
                                         Douglas G. Voss
                                         President and Chief Executive Officer


                                       By /s/ Thomas J. Ahmann
                                         ----------------------------
                                         Thomas J. Ahmann
                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number           Description
-------          -----------
27.1             Financial Data Schedule
