Form 10-Q
period 1999-06-30
GREAT LAKES AVIATION LTD
filed 1999-08-13
CIK 914397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to _______________

Commission File No. 0-23224

                           GREAT LAKES AVIATION, LTD.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            IOWA                                  42-1135319
-------------------------------           -----------------------------
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

                                 YES /X/   NO / /

As of August 10, 1999 there were 8,637,440 shares of Common Stock, par value $.01 per share, issued and outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION.................................................3

Item 1. Financial Statements..................................................3

         a)   Condensed Consolidated Balance Sheets June 30, 1999
              and December 31, 1998...........................................3

         b)   Condensed Consolidated Statements of Operations Three
              months and Six months ended June 30, 1999 and 1998..............4

         c)   Condensed Consolidated Statements of Cash Flows
              Three months ended June 30, 1999 and 1998.......................5

         d)   Notes to Condensed Consolidated Financial Statements............6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................7

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...................................................14

PART II.  OTHER INFORMATION..................................................14

Item 1.  Legal Proceedings...................................................14

Item 2.  Changes in Securities and Use of Proceeds...........................14

Item 3.  Defaults Upon Senior Debt...........................................14

Item 4.  Submission of Matters to a Vote of Security Holders.................14

Item 5.  Other Information...................................................15

Item 6.  Exhibits and Reports on Form 8-K....................................15

SIGNATURES...................................................................16

EXHIBIT INDEX................................................................17

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                       (unaudited)
                                                                       June 30, 1999      December 31, 1998
                                                                    ------------------    ------------------
                             ASSETS
CURRENT ASSETS:
     Cash                                                           $          179,000    $          189,000
     Accounts receivable, net allowance for doubtful accounts
        of approximately $153,000 and $153,000 respectively                 10,072,000             8,375,000
     Inventories, net                                                       19,910,000            18,458,000
     Prepaid expenses and other current assets                                 515,000               623,000
                                                                    ------------------    ------------------
                                          Total current assets              30,676,000            27,645,000
                                                                    ------------------    ------------------
PROPERTY AND EQUIPMENT:
     Flight equipment                                                       46,453,000            45,533,000
     Other property and equipment                                            4,798,000             4,553,000
     Less accumulated depreciation and amortization                         (9,427,000)           (7,968,000)
                                                                    ------------------    ------------------
                                   Total property and equipment             41,824,000            42,118,000
OTHER ASSETS                                                                 2,625,000             3,019,000
                                                                    ------------------    ------------------
                                                                    $       75,125,000    $       72,782,000
                                                                    ------------------    ------------------
                                                                    ------------------    ------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Notes payable                                                 $       10,067,000    $       11,383,000
      Current maturities of long-term debt                                   2,997,000             2,264,000
     Accounts payable                                                       12,237,000            12,251,000
     Deferred lease payments                                                 3,488,000             1,021,000
     Accrued liabilities and unearned revenue                                3,980,000             3,751,000
                                                                    ------------------    ------------------
                                      Total Current Liabilities             32,769,000            30,670,000
                                                                    ------------------    ------------------
LONG-TERM DEBT, net of current maturities                                   27,563,000            28,471,000
DEFERRED LEASE PAYMENTS                                                      2,828,000             2,854,000
DEFERRED CREDITS                                                             4,787,000             4,937,000

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 50,000,000 shares authorized,
         8,637,440 and 8,590,843 shares issued and outstanding
         at June 30, 1999,  and December 31, 1998 respectively                  86,000                86,000
      Paid-in capital                                                       31,610,000            31,569,000
     Accumulated deficit                                                   (24,518,000)          (25,805,000)
                                                                    ------------------    ------------------
                                    Total stockholders' equity               7,178,000             5,850,000
                                                                    ------------------    ------------------
                                                                    $       75,125,000    $       72,782,000
                                                                    ------------------    ------------------
                                                                    ------------------    ------------------

                  See condensed notes to financial statements

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30
                                   (Unaudited)

                                                 For the Three Months Ended June 30   For the Six Months Ended June 30
                                                        1999             1998               1999             1998
                                                   --------------   --------------     --------------   --------------
OPERATING REVENUES:
   Passenger                                       $   27,340,000   $   22,463,000     $   51,058,000   $   37,593,000
   Public service                                       4,240,000        3,892,000          8,497,000        6,664,000
   Freight, charter and other                           1,720,000        1,102,000          3,927,000        2,061,000
                                                   --------------   --------------     --------------   --------------
               Total operating revenues                33,300,000       27,457,000         63,482,000       46,318,000
                                                   --------------   --------------     --------------   --------------

OPERATING EXPENSES:
   Salaries, wages and benefits                         8,086,000        6,870,000         16,354,000       12,949,000
   Aircraft fuel                                        3,984,000        3,214,000          7,468,000        6,060,000
   Aircraft maintenance materials
     and component repairs                              3,400,000        1,547,000          6,879,000        3,993,000
   Commissions                                          1,529,000        1,362,000          2,885,000        2,360,000
   Depreciation and amortization                          904,000          922,000          1,801,000        1,469,000
   Aircraft rental                                      4,258,000        4,100,000          8,564,000        7,599,000
   Other rentals and landing fees                       1,892,000        1,191,000          3,831,000        2,537,000
   Other operating expenses                             6,268,000        5,627,000         12,575,000        9,749,000
                                                   --------------   --------------     --------------   --------------
               Total operating expenses                30,321,000       24,833,000         60,357,000       46,716,000
                                                   --------------   --------------     --------------   --------------
               Operating income (loss)                  2,979,000        2,624,000          3,125,000         (398,000)
INTEREST EXPENSE                                          945,000          831,000          1,838,000        1,688,000
                                                   --------------   --------------     --------------   --------------
               Income/(loss) before income taxes        2,034,000        1,793,000          1,287,000       (2,086,000)
INCOME TAX EXPENSE (BENEFIT)                                 --               --                 --               --
                                                   --------------   --------------     --------------   --------------
NET INCOME/(LOSS)                                  $    2,034,000   $    1,793,000     $    1,287,000   $   (2,086,000)
                                                   --------------   --------------     --------------   --------------
                                                   --------------   --------------     --------------   --------------
NET INCOME/(LOSS) PER SHARE:

Basic                                              $          .24   $          .24     $          .15   $         (.27)
                                                   --------------   --------------     --------------   --------------
                                                   --------------   --------------     --------------   --------------

Diluted                                            $          .22   $          .22     $          .14   $         (.27)
                                                   --------------   --------------     --------------   --------------
                                                   --------------   --------------     --------------   --------------
WEIGHTED AVERAGE SHARES USED IN
COMPUTATION:

Basic                                                   8,624,496        7,590,843          8,624,496        7,590,110

Diluted                                                 9,351,659        8,327,685          9,345,187        7,590,110

                   See condensed notes to financial statements

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (Unaudited)

                                                                            1999              1998
                                                                       --------------    --------------
OPERATING ACTIVITIES:
    Net income/(loss)                                                  $    1,287,000    $   (2,086,000)
    Adjustments to reconcile net loss to net cash used in
        operating activities
            Depreciation and amortization                                   1,711,000         1,128,000
            Change in current operating items:
                Accounts receivable, net                                   (1,697,000)       (2,582,000)
                Inventories, net                                           (1,704,000)       (1,009,000)
                Prepaid expenses and other current assets                     108,000           278,000
                Accounts payable and accrued liabilities                      215,000         1,201,000
                Deferred lease payments and deferred credits                2,291,000              --
                                                                       --------------    --------------
                    Net cash flows provided by (used in)
                    operating acitivies                                     2,211,000        (3,070,000)
                                                                       --------------    --------------
INVESTING ACTIVITIES:
   Purchases of flight equipment and
     other property and equipment                                          (1,165,000)       (1,613,000)
   Proceeds from certificate of deposit                                          --           2,247,000
   Change in other assets                                                     394,000              --
                                                                       --------------    --------------
                     Net cash flows provided by (used in)
                         investing activities                                (771,000)          634,000
                                                                       --------------    --------------
FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and long term debt                    --           5,582,000
   Repayment of long term debt                                               (175,000)       (2,436,000)
   Payments on short-term note payable and line of credit                  (1,316,000)             --
   Proceeds from sale of common stock                                          41,000             2,000
                                                                       --------------    --------------
                   Net cash flows provided by (used in)
                       financing activities                                (1,450,000)        3,148,000
                                                                       --------------    --------------
NET CHANGE IN CASH                                                            (10,000)          712,000
CASH:
   Beginning of period                                                        189,000             6,000
                                                                       --------------    --------------
    End of period                                                      $      179,000    $      718,000
                                                                       --------------    --------------
                                                                       --------------    --------------
SUPPLEMENTARY CASH FLOW INFORMATION:
      Cash paid during the period for-
           Interest                                                    $    1,324,000    $      850,000
                                                                       --------------    --------------
                                                                       --------------    --------------

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. At June 30, 1999, the Company had no derivative instruments.

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

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981, along the East Coast from October 1995 to May 1997, and in the Southwest and Mexico from August 1995 to May 1997. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United that expired April 25, 1997, but was extended through December 31, 1997. As of June 30, 1999, the Company served 71 destinations in 14 states with 451 scheduled departures each weekday.

As part of the realignment of United's relationships with its United Express carriers on April 23, 1998, the Company replaced service from Denver which had previously been provided by another United Express carrier. The service from Denver represents a significant expansion of the Company's previous service.

The Company has suffered significant losses and negative operating cash flows in the recent past, which raises substantial doubt about its ability to continue as a going concern. The Company's viability as a going concern depends upon its return to sustained profitability.

2.   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
     JUNE 30, 1999 AND 1998

The following table sets forth certain financial information regarding the
Company:

STATEMENT OF OPERATIONS DATA

                                                                 For the Three Months Ended June 30
                                              ------------------------------------------------------------------------
                                                                 1999                                 1998
                                              ------------------------------------------   ---------------------------
                                                                  Cents      % Increase                       Cents
                                                  Amount          Per        (decrease)       Amount           Per
                                                (in 000s)         ASM         from 1996      (in 000s)         ASM
                                              ------------      --------    ------------   ------------    -----------
TOTAL OPERATING REVENUES                      $     33,300          24.8            21.3%  $     27,457          23.7
                                              ------------      --------    ------------   ------------    -----------
Salaries, Wages and Benefits                         8,086           6.0            17.7          6,870           5.9
Aircraft Fuel                                        3,984           3.0            24.0          3,214           2.8
Aircraft Maintenance
  Materials and Component Repairs                    3,400           2.5           119.8          1,547           1.3
Commissions                                          1,529           1.1            12.3          1,362           1.2
Depreciation and Amortization                          904           0.7            (2.0)           922           0.8
Aircraft Rental                                      4,258           3.2             3.9          4,100           3.5
Other Rentals and Landing Fees                       1,892           1.4            58.9          1,191           1.0
Other Operating Expense                              6,268           4.7            11.4          5,627           4.9
                                              ------------      --------    ------------   ------------    -----------
  Total Operating Expenses                          30,321          22.6            22.1%        24,833          21.4
                                              ------------      --------    ------------   ------------    -----------
Operating Income                                     2,979           2.2             --           2,624           2.3
                                              ------------      --------    ------------   ------------    -----------
Interest Expense (net)                                 945           0.7            13.7%           831           0.7
                                              ------------      --------    ------------   ------------    -----------

SELECTED OPERATING DATA

                                                                         Increase/Decrease
                                                      1999                    from 1998                   1998
                                                ------------------    ------------------------     -------------------
Available Seat Miles (000s)                           134,102                   15.7%                     115,932
Revenue Passenger Miles (000s)                         65,808                   11.2%                      59,176
Passenger Load Factor                                    49.1%                  -1.9pts                      51.0%
Passengers carried                                    257,503                   24.4%                     206,966
Yield per RPM                                           41.5CENTS                9.2%                        38.0CENTS
Revenue per ASM                                         24.8CENTS                4.6%                        23.7CENTS
Operating costs per ASM                                 22.6CENTS                5.6%                        21.4CENTS

OPERATING REVENUES

Operating revenues increased 21.3% to $33.3 million in the second quarter of 1999 from $27.5 million during the second quarter of 1998. The $4.9 million increase in operating revenues over the same period in the prior year is primarily a result of the expansion of service at the Denver hub. An increase of 11.2% in revenue passenger miles flown to 65.8 million was further enhanced by a 9.2% increase in yield to 41.5 cents.

OPERATING EXPENSES

Total operating expenses were $30.3 million, or 22.6 cents per ASM, in the second quarter of 1999 compared to $24.8 million or 21.4 cents per ASM in the second quarter of 1998. The increase in cost per ASM is primarily due to the increased cost of aircraft maintenance materials and component repair expenses during the quarter.

 Salaries, wages, and benefits expense increased to 6.0 cents per ASM during the second quarter of 1999, from 5.9 cents per ASM during the second quarter of 1998, due to staffing additions and normal salary increases.

Aircraft fuel expenses increased 17.7%, to 3.0 cents per ASM in the second quarter of 1999 from 2.8 cents in the second quarter of 1998. This increase was due to higher fuel prices.

Aircraft maintenance materials and component repair expense increased to 2.5 cents per ASM during the second quarter of 1999 from 1.3 cents per ASM during the second quarter of 1998. Maintenance materials expense in 1998 was favorably impacted by the use of certain inventoried parts which had been partially reserved in prior years.

Other operating expenses decreased to 4.7 cents per ASM in the second quarter of 1999 from 4.9 cents in the second quarter of 1998, due to general and administrative, marketing, communications, supplies, and contract airline handling costs being spread across a larger ASM base in the second quarter of 1999.

PROVISION FOR INCOME TAXES

No income tax expense was recorded for the second quarter of 1999 due to the fact that the Company is in a net loss carry forward position and the benefits of such carry forwards were not recognized in prior periods since the realization of any such benefits is substantially in doubt.

3.   RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
     JUNE 30, 1999 AND 1998

The following table sets forth certain financial information regarding the
Company:

STATEMENT OF OPERATIONS DATA

                                                            For the Six Months Ended June 30
                                              ------------------------------------------------------------------------
                                                                 1999                                 1998
                                              ------------------------------------------   ---------------------------
                                                                  Cents      % Increase                       Cents
                                                  Amount          Per        (decrease)       Amount           Per
                                                (in 000s)         ASM         from 1996      (in 000s)         ASM
                                              ------------      --------    ------------   ------------      --------
TOTAL OPERATING REVENUES                      $     63,482          23.5            37.1%  $     46,318          22.2
                                              ------------      --------    ------------   ------------      --------

Salaries, Wages and Benefits                        16,354           6.1            26.3         12,949           6.2
Aircraft Fuel                                        7,468           2.8            23.2          6,060           2.9
Aircraft Maintenance                                                                                             --
  Materials and Component Repairs                    6,879           2.6            72.3          3,993           1.9
Commissions                                          2,885           1.1            22.2          2,360           1.1
Depreciation and Amortization                        1,801           0.7            22.6          1,469           0.7
Aircraft Rental                                      8,564           3.2            12.7          7,599           3.6
Other Rentals and Landing Fees                       3,831           1.4            51.0          2,537           1.2
Other Operating Expense                             12,575           4.7            29.0          9,748           4.7
                                              ------------      --------    ------------   ------------      --------
  Total Operating Expenses                          60,357          22.4            29.2%        46,715          22.3
                                              ------------      --------    ------------   ------------      --------
Operating Income (Loss)                              3,125           1.2            --             (397)         --
                                              ------------      --------    ------------   ------------      --------
Interest Expense (net)                               1,838           0.7             8.9          1,688           0.8
                                              ------------      --------    ------------   ------------      --------

SELECTED OPERATING DATA

                                                                   Increase/Decrease
                                                  1999                   from 1998                   1998
                                             ---------------  ------------------------------   ------------------
Available Seat Miles (000s)                      269,581                 29.0%                       209,030
Revenue Passenger Miles (000s)                   124,142                 22.5%                       101,360
Passenger Load Factor                               46.0%                -2.5 pts                       48.5%
Passengers carried                               479,831                 37.3%                       349,393
Yield per RPM                                      41.0CENTS             10.5%                          37.1CENTS
Revenue per ASM                                    23.5CENTS              5.9%                          22.2CENTS
Operating costs per ASM                            22.4CENTS              0.4%                          22.3CENTS

OPERATING REVENUES

Operating revenues increased 37.1 percent to $63.5 million in the first half of 1999 from $46.3 million during the first half of 1998. The increase in operating revenue includes a $13.5 million increase in passenger revenues from the same period in the prior year, partially as a result of the Denver hub expansion. Revenue passenger miles flown increased by 22.5% to 124.1 million in the first half of 1999 in addition to a 3.9 cent increase in yield per revenue passenger mile to 41.0 cents per revenue passenger mile. The increase in revenues for the first half of 1999 also included an increase of $1.8 million in public service revenues to a total of $8.5 million and a $1.8 million increase in other revenues to a total of $3.9 million.

OPERATING EXPENSES

Total operating expenses increased 29.2% to 60.4 million in the first half of 1999 from $46.7 million in the first half of 1998. Total operating expenses increased to 22.4 cents per ASM in the first half of 1999 from 22.3 cents per ASM in the first half of 1998. Cost per ASM in the first half of 1999 increased primarily as a result of the increased cost of aircraft maintenance materials and component repairs expense, which was partially offset by lower aircraft rentals expense per ASM.

Salaries, wages, and benefits expense decreased to 6.1 cents per ASM during the first half of 1999, from 6.2 cents per ASM during the same period of 1998. Cost per ASM for the first half of 1998 was impacted by the additional staffing and training as a result of the Denver hub expansion beginning in April 1998.

Aircraft fuel expense decreased to 2.8 cents per ASM in the first half of 1999 from 2.9 cents per ASM the first half of 1998 . This decrease was due to lower fuel prices during the first quarter of 1999 as compared to the first half of 1998.

Aircraft maintenance materials and component repair expenses increased to 2.6 cents per ASM during the first half of 1999 from 1.9 cents per ASM during the first half of 1998. Maintenance materials expense in 1998 was favorably impacted by the use of certain inventoried parts which had been partially reserved in prior years.

Other operating expenses were 4.7 cents per ASM in the first half of 1999 and were also 4.7 cents per ASM in the first half of 1998.

PROVISION FOR INCOME TAXES

No income tax expense was recorded for the first half of 1999 due to the fact that the Company is in a net loss carry forward position and the benefits of such carry forwards were not recognized in prior periods since the realization of any such benefits are substantially in doubt.

4.   LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $179,000 at June 30, 1999 from $189,000 at December 31, 1998. Net cash flows used by operating activities were $2.2 million in the first half of 1999, and cash flows used in operating activities were $3.1 million in the first half of 1998. The major use of such cash flows in the first half of 1999 was an increase in accounts receivable and inventory offset by an increase in deferred lease payments.

Capital expenditures related to aircraft and equipment totaled $1.2 million in the first half of 1999 and $1.6 million during the first half of 1998. Principal repayments on notes payable and long-term debt were $1.5 million and there were no new borrowings in the first half of 1999.

Long-term debt, net of current maturities of $3.0 million, totaled $27.6 million at June 30, 1999 compared to $28.5 million, net of current maturities of $2.3 million, at December 31, 1998.

The Company has suffered significant losses in three of the last five years and negative cash flows in two of the last three years. The Company has no further availability on its $5 million line of credit with Raytheon Aircraft Company and its financing affiliates (collectively, "Raytheon") and has no other credit facilities available to it at this time.

The Company is heavily dependent on Raytheon and United for its liquidity requirements, however neither Raytheon nor United is under any current obligation to provide further financing to the Company. The Company's viability as a going concern depends upon its return to sustained profitability, positive operating cash flow and reaching viable long-term agreements with Raytheon and United. These matters raise substantial doubt about the Company's ability to continue as a going concern and, as a result, the Independent Auditors' Report on the financial statements for the year ended December 31, 1998, contains a statement to this effect.

Raytheon is the Company's primary aircraft supplier and largest creditor. The Company has financed all its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also extended the Company a $5 million working capital line of credit (payable on demand and expiring September 30, 1999) and a $5 million short-term loan, collateralized by Beechcraft spare parts and equipment and accounts receivable. The Company is actively seeking alternate lenders for these short-term loans. However, no assurance can be given that the alternate financing will be arranged, or that the current loans will be extended. In addition, Raytheon was granted a warrant for a period of ten years, exercisable commencing July 16, 1998, to purchase one million shares of Great Lakes common stock at a price of $.75 per share. Raytheon has not exercised the warrant as of the date of this filing.

The Company currently leases five 1900C aircraft under month-to-month leases for use in contracted mail service and as a spare passenger service aircraft. In addition, the Company is utilizing 22 1900D aircraft under short-term operating leases. The Company is negotiating with Raytheon to purchase these 22 1900D aircraft through the issuance of notes payable to Raytheon. If this transaction is consummated, it will increase the Company's flight equipment and long-term debt by approximately $77 million. Management does not expect the purchase to have a material impact on earnings.

Additionally, the Company has financed seven of its Brasilia aircraft through lease and debt agreements with other unrelated entities.

5.  YEAR 2000 READINESS DISCLOSURE

The Year 2000 computer issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a Company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. Systems and equipment that are not Year 2000 compliant have been identified and remediation efforts are nearly complete.

Certain equipment has been updated or replaced, and the efforts will continue during the third quarter of 1999 to complete the remediation process.

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

The Company relies primarily on outside sources for its software requirements. Most of these software vendors have provided updated, Year 2000 compliant software. The remaining vendors are in the final process of testing the upgrades and the Company anticipates delivery by August 31, 1999. Internally developed applications have been updated to the extent possible, and the upgrade should be completed by September 30, 1999. As a result of the Company's use of third party software, the primary cost for remediation has been in the form of new or updated hardware. Remaining remediation costs are not expected to exceed $20,000, with the total cost for Year 2000 compliance issues of approximately $100,000.

The Company believes that the greatest potential for disruption lies not in the Company's internal systems but rather in the external systems of the Company's service providers. The Company believes, based on research to date, that disruptions in these external systems will be short-lived, and that through contingency planning the Company can minimize the impact on the service it provides. The Company is developing contingency plans that it expects to be completed by September 30, 1999. However, there can be no guarantee that material third parties, on which the Company relies, will properly address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the Company.

6.   UNITED EXPRESS RELATIONSHIP

The code sharing agreement with United expired in December 1997. The Company believes its relationship with United is satisfactory, as evidenced by United's selection, during 1998, of the Company as the United Express carrier for additional routes serving the Denver airport. Since December 31, 1997, the Company has been operating as if the principal day-to-day operational provisions of the previous code sharing agreement are still effective. The Company and United have entered into negotiations to renew the code sharing agreement. As part of their negotiations, United has restructured its operating relationships with certain of its United Express carriers, pursuant to which the Company has provided service to Denver from 24 additional cities since April 23, 1998. As a result of this restructuring, the Company is the only United Express carrier providing service with 19 seat aircraft at the Chicago and Denver hubs. While the Company expects a new code sharing agreement to be finalized on a mutually advantageous basis, no assurance can be given that this actually will be accomplished. Certain material provisions of the prior code sharing agreement and related agreements, the "United Express Agreements" are described herein because any new code sharing agreement may contain similar terms. Any failure to enter into a new code sharing agreement with United, any material adverse change in terms from the prior code sharing agreement, or any substantial decrease in the number of routes served by the Company under this agreement could have a material adverse effect on the Company's business. As a result of the code sharing relationship with United, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business may also be adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes to the information reported in the 1998 Annual Report on Form 10-K.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is a party to routine litigation incidental to its business, none of which is likely to have a material effect on the Company's financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a.  The Annual Meeting of Shareholders was held on June 25, 1999.

     b. Three Proposals were submitted for shareholder approval, all of which passed with voting results as follows:

         (1) To elect four directors for the ensuing year and until their successors shall be elected and duly qualified.

                                                 For             Withhold
                                           --------------     --------------
              Douglas G. Voss                  8,441,655           21,711
              Vernon A. Mickelson              8,442,155           21,211
              Gayle R. Voss                    8,439,605           23,761
              Ivan L. Simpson                  8,442,455           20,911

          (2) To ratify and approve the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999.

               For:             6,038,433           Against:       58,751
               Abstain:             8,175           Non-Votes:  2,358,007

          (3) To approve an amendment to the Company's Amended and Restated Articles of Incorporation to authorize the issuance of preferred stock.


               For:             8,447,966           Against:        6,000
               Abstain:             9,400           Non-Votes:        -0-

ITEM 5.   OTHER INFORMATION

          None to report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          27.1    Financial Data Schedule

     b)   Reports on Form 8-K

          The registrant filed no Current Reports on Form 8-K for the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                  GREAT LAKES AVIATION, LTD.



Dated:    August 10, 1999         By /s/   Douglas G. Voss
                                     -------------------------------------
                                     Douglas G. Voss
                                     President and Chief Executive Officer



                                  By /s/   Thomas J. Ahmann
                                     -------------------------------------
                                     Thomas J. Ahmann
                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
27.1                          Financial Data Schedule