Form 10-Q
period 1999-09-30
GREAT LAKES AVIATION LTD
filed 1999-11-12
CIK 914397

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-23224

GREAT LAKES AVIATION, LTD.

(Exact name of registrant as specified in its charter)

IOWA	42-1135319

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1965 330th Street, Spencer, Iowa 51301

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

Yes  /x/    No  / /

    As of November 10, 1999 there were 8,637,440 shares of Common Stock, par value $0.01 per share, issued and outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 1999	December 31, 1998
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,550,000	$189,000
Accounts receivable, net of allowance for doubtful accounts of approximately $153,000 and $153,000 respectively	9,798,000	8,375,000
Inventories, net	19,885,000	18,458,000
Prepaid expenses and other current assets	502,000	622,000

Total current assets	31,735,000	27,644,000

PROPERTY AND EQUIPMENT:
Flight equipment	122,236,000	45,533,000
Other property and equipment	5,134,000	4,553,000
Less—accumulated depreciation and amortization	(11,012,000)	(7,968,000)

Total property and equipment	116,358,000	42,118,000
OTHER ASSETS	2,329,000	3,019,000

	$150,422,000	$72,781,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,898,000	$12,251,000
Current maturities of long-term debt	5,265,000	2,264,000
Notes payable	9,716,000	11,383,000
Deferred leases	2,269,000	1,021,000
Accrued liabilities and unearned revenue	4,604,000	3,750,000

Total current liabilities	31,752,000	30,669,000

LONG-TERM DEBT, net of current maturities	101,097,000	28,471,000
DEFFERED LEASE PAYMENTS	2,273,000	2,854,000
DEFERRED CREDITS	4,709,000	4,937,000
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 50,000,000 shares authorized, 8,637,440 and 8,590,843 shares issued and outstanding at September 30, 1998, and December 31, 1998 respectively	86,000	86,000
Paid-in capital	31,610,000	31,569,000
Accumulated deficit	(21,105,000)	(25,805,000)

Total stockholders' equity	10,591,000	5,850,000

	$150,422,000	$72,781,000

See condensed notes to financial statements

Note: The Balance Sheet at December 31, 1998, has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by generally acepted accountaing principles for complete financial statements. See condensed notes to the unaudited consolidated interim financial statements.

GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	1999	1998	1999	1998
OPERATING REVENUES:
Passenger	$30,145,000	$30,493,000	$81,203,000	$68,086,000
Public service	4,121,000	4,201,000	12,618,000	10,865,000
Freight, charter and other	2,428,000	1,490,000	6,355,000	3,551,000

Total operating revenues	36,694,000	36,184,000	100,176,000	82,502,000

OPERATING EXPENSES:
Salaries, wages and benefits	8,253,000	7,830,000	24,607,000	20,779,000
Aircraft fuel	4,183,000	4,091,000	11,651,000	10,151,000
Aircraft parts and component repair	4,520,000	2,709,000	11,399,000	6,702,000
Commissions	1,576,000	1,772,000	4,461,000	4,132,000
Depreciation and amortization	1,755,000	972,000	3,556,000	2,441,000
Aircraft rental	2,304,000	4,336,000	10,868,000	11,935,000
Other rentals and landing fees	1,869,000	1,820,000	5,700,000	4,357,000
Other operating expenses	6,908,000	6,872,000	19,483,000	16,620,000

Total operating expenses	31,368,000	30,402,000	91,725,000	77,117,000

Operating income	5,326,000	5,782,000	8,451,000	5,385,000
INTEREST EXPENSE	1,914,000	781,000	3,752,000	2,469,000

Income before income taxes	3,412,000	5,001,000	4,699,000	2,916,000
INCOME TAX EXPENSE	—	140,000	—	140,000

NET INCOME	$3,412,000	$4,861,000	$4,699,000	$2,776,000

NET INCOME PER SHARE
Basic	$0.40	$0.61	$0.54	$0.36

Diluted	$0.36	$0.56	$0.50	$0.33

WEIGHTED AVERAGE SHARES USED IN COMPUTATION:
Basic	8,637,440	7,916,930	8,633,125	7,700,247
Diluted	9,365,311	8,690,412	9,360,996	8,473,729

See condensed notes to financial statements

GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

Consolidated Statements of Cash Flow

For the Nine Months Ended September 30

(Unaudited)

	1999	1998
OPERATING ACTIVITIES:
Net Income	$4,699,000	$2,776,000
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,297,000	2,100,000
Deferred income taxes
Change in current operating items:
Accounts receivable, net	(1,423,000)	(5,994,000)
Inventories, net	(1,678,000)	(2,855,000)
Prepaid expenses and deposits	120,000	787,000
Accounts payable and accrued liabilities	(1,499,000)	2,133,000
Deferred lease payments and deferred credits	439,000	—

Net cash flows provided by (used in) operating activities	3,955,000	(1,053,000)

INVESTING ACTIVITIES:
Purchases of flight equipment and other equipment	(198,000)	(1,628,000)
Proceeds from certificate of deposit	—	2,247,000
Change in other assets	690,000	—

Net cash flows provided by investing activities	492,000	619,000

FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and long-term debt	—	5,582,000
Repayment of long-term debt	(1,460,000)	(4,716,000)
Repayment of short-term notes payable and line of credit	(1,667,000)
Proceeds from sale of common stock	41,000	1,502,000

Net cash flows (used in) provided by financing activities	(3,086,000)	2,368,000

NET CHANGE IN CASH	1,361,000	1,934,000
CASH:
Beginning of period	189,000	6,000

End of period	$1,550,000	$1,940,000

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for—
Interest	$2,965,000	$1,745,000

Noncash transactions—
Issuance of common stock for repayment of indebtedness	$—	$500,000

Debt issued in conjunction with purchase of aircraft	$77,086,000	$—

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

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. At September 30, 1999, the Company had no derivative instruments.

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

    The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981, along the East Coast from October 1995 to May 1997, and in the Southwest and Mexico from August 1995 to May 1997. In April 1992, the Company began operating as a United Express carrier under the United Express Agreement with United that expired April 25, 1997, but was extended through December 31, 1997. As of September 30, 1999, the Company served 68 destinations in 14 states with 292 weekday flights.

    As part of the realignment of United's relationships with its United Express carriers, on April 23, 1998, the Company replaced service from Denver which had previously been provided by another United Express carrier. This increased service represents a significant expansion of the Company's previous service from Denver.

    The Company has suffered significant losses and negative operating cash flows in the recent past, which raises substantial doubt about its ability to continue as a going concern. The Company's viability as a going concern depends upon its return to sustained profitability.

2.  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
AND 1998

    The following table sets forth certain financial information regarding the Company:

Statement of Operations Data

	For the Three Months Ended September 30
	1999			1998
	Amount (in 000s)	Cents Per ASM	% Increase (decrease) from 1998	Amount (in 000s)	Cents Per ASM
Total Operating Revenues	$36,694	27.4	1.4%	$36,184	25.7

Salaries, Wages and Benefits	8,253	6.2	5.4	7,830	5.6
Aircraft Fuel	4,183	3.1	2.2	4,091	2.9
Aircraft Parts and Component Repairs	4,520	3.4	66.8	2,709	1.9
Commissions	1,576	1.2	(11.1)	1,772	1.3
Depreciation and Amortization	1,755	1.3	80.5	972	0.7
Aircraft Rental	2,304	1.7	(46.9)	4,336	3.1
Other Rentals and Landing Fees	1,869	1.4	2.7	1,820	1.3
Other Operating Expense	6,908	5.2	0.5	6,872	4.9

Total Operating Expenses	31,368	23.4	3.2	30,402	21.6

Operating Income	5,326	4.0	(7.9)%	5,782	4.1

Interest Expense (net)	1,914	1.4	145.1%	781	0.6

Selected operating Data

	1999		Increase/Decrease from 1998		1998
Available Seat Miles (000s)	133,793		(5.0)%		140,777
Revenue Passenger Miles (000s)	76,831		(4.7)%		80,622
Passenger Load Factor	57.4%		0.1	pts	57.3%
Passengers carried	313,001		12.7%		277,709
Average Yield per Revenue passenger mile	39.2	¢	3.7%		37.8	¢
Revenue per ASM	27.4	¢	6.6%		25.7	¢

Operating Revenues

    Operating revenues increased 1.4% to $36.7 million in the third quarter of 1999 from $36.2 million during the third quarter of 1998. Operating revenues for the third quarter of 1998 were favorably impacted by the pilot strike at Northwest Airlines, Inc. A decrease of 4.7% in revenue passenger miles flown from 21.7 cents per ASM in the third quarter of 1998 to 76.8 million in the third quarter of 1999 was offset by a 26.3% increase in revenue per ASM to 27.4 cents per ASM, and a 3.7% increase in yield per revenue passenger mile to 39.2 cents from 37.8 cents in the third quarter of 1998.

Operating Expenses

    Total operating expenses were $31.4 million, or 23.4 cents per ASM, in the third quarter of 1999 compared to $30.4 million or 21.6 cents per ASM in the third quarter of 1998. The increase in cost per ASM is primarily due to the increased cost of aircraft maintenance materials and component repair expenses during the quarter. Also, during the quarter, depreciation and amortization increased by 80.5% ($783,000); interest expense—net was up 145.1% ($1,133,000); and aircraft rentals declined by 46.9% ($2,032,000) when compared to the third quarter of 1998. These changes reflect the purchase of 22 aircraft during the quarter, which were previously under operating leases.

    Salaries, wages, and benefits expense increased to 6.2 cents per ASM during the third quarter of 1999, from 5.6 cents per ASM during the third quarter of 1998, due to additions of personnel and normal salary increases.

    Aircraft fuel expenses increased 2.2%, to 3.1 cents per ASM in the third quarter of 1999 from 2.9 cents in the third quarter of 1998. This increase was due to higher fuel prices.

    Aircraft maintenance materials and component repairs expense increased to 3.4 cents per ASM during the third quarter of 1999 from 1.9 cents per ASM during the third quarter of 1998. Maintenance materials expense in 1998 was favorably impacted by the use of certain inventoried parts which had been partially reserved in prior years.

    Aircraft rental expense decreased during the third quarter of 1999 to $2.3 million or 1.7 cents per ASM from $4.3 million or 3.1 cents per ASM during the third quarter of 1998. This decrease was due to the Company's purchase and debt financing of 22 1900D aircraft which the Company had previously leased under short-term operating leases.

    Interest expense increased to 1.4 cents per ASM for the third quarter of 1999, from 0.6 cents per ASM during the third quarter of 1998. Depreciation and amortization increased to 1.3 cents per ASM during the quarter, from 0.7 cents per ASM in the third quarter of 1998. The increases in these expenses are a result of the above-mentioned conversion of short-term leases to long-term debt on aircraft.

    Other operating expenses increased to 5.2 cents per ASM in the third quarter of 1999 from 4.9 cents in the third quarter of 1998, primarily due to the increased training of flight crews in the third quarter of 1999 as a result of an increased level of attrition during the quarter.

Provision for Income Taxes

    No income tax expense was recorded for the third quarter of 1999 due to the fact that the Company is in a net loss carry forward position and the benefits of such carry forwards were not recognized in prior periods since the realization of any such benefits was uncertain.

3.  RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

    The following table sets forth certain financial information regarding the Company:

Statement of Operations Data

	For the Nine Months Ended September 30
	1999			1998
	Amount (in 000s)	Cents Per ASM	% Increase (decrease) from 1998	Amount (in 000s)	Cents Per ASM
Total Operating Revenues	$100,176	24.8	21.4%	$82,502	23.6

Salaries, Wages and Benefits	24,607	6.1	18.4	20,779	5.9
Aircraft Fuel	11,651	2.9	14.8	10,151	2.9
Aircraft Maintenance Parts and Component Repairs	11,399	2.8	70.1	6,702	1.9
Commissions	4,461	1.1	8.0	4,132	1.2
Depreciation and Amortization	3,556	0.9	45.7	2,441	0.7
Aircraft Rental	10,868	2.7	(8.9)	11,935	3.4
Other Rentals and Landing Fees	5,700	1.4	30.8	4,357	1.2
Other Operating Expense	19,483	4.8	17.2	16,620	4.8

Total Operating Expenses	91,725	22.7	18.9	77,117	22.0

Operating Income	8,451	2.1	56.9%	5,385	1.5

Interest Expense (net)	3,752	0.9	52.0%	2,469	0.7

Selected operating Data

	1999		Increase/Decrease from 1998		1998
Available Seat Miles (000s)	403,374		15.3%		349,807
Revenue Passenger Miles (000s)	200,841		10.4%		181,982
Passenger Load Factor	49.8%		(2.0	) pts	52.0%
Passengers carried	792,317		26.3%		627,102
Average Yield per Revenue passenger mile	40.4	¢	8.0%		37.4	¢
Revenue per ASM	24.8	¢	5.1%		23.6	¢

Operating Revenues

    Operating revenues increased 21.4% to $100.2 million for the first nine months of 1999 from $82.5 million during the same period of 1998. The increase in operating revenues includes a $13.1 million increase in passenger revenues from the same period in the prior year, partially as a result of the Denver hub expansion. Revenue passenger miles flown increased by 10.4% to 200.8 million for the first nine months of 1999 from $182.0 million for the same period of 1998 in addition to an 8.0 cent increase in yield per revenue passenger mile to 40.4 cents per revenue passenger mile. The increase in revenues for the first nine months of 1999 also included an increase of $1.7 million in public service revenues to a total of $12.6 million and a $2.8 million increase in other revenues to a total of $6.4 million.

Operating Expenses

    Total operating expenses increased 18.9% to $91.7 million for the first nine months of 1999 from $77.1 million in the same period of 1998. Total operating expenses increased to 22.7 cents per ASM in the first nine months of 1999 from 22.0 cents per ASM in the same period of 1998. Cost per ASM in the first nine month of 1999 increased primarily as a result of the increased cost of aircraft maintenance materials and component repairs expense.

    Salaries, wages, and benefits expense increased to 6.1 cents per ASM during the first nine months of 1999, from 5.9 cents per ASM during the same period of 1998. The increase was due to additions of personnel and normal salary increases.

    Aircraft fuel expenses were 2.9 cents per ASM during the first nine months of 1999, and 1998.

    Aircraft maintenance materials and component repairs expense increased to 2.8 cents per ASM for the first nine months of 1999 from 1.9 cents per ASM during the first nine months of 1998. Maintenance materials expense in 1998 was favorably impacted by the use of certain inventoried parts, which had been partially reserved in prior years.

    Aircraft rental expense decreased during the first nine months of 1999 to $10.9 million or 2.7 cents per ASM from $11.9 million or 3.4 cents per ASM during the same period of 1998. This decrease was due to the Company's purchase and debt financing, in July 1999, of 22 1900D aircraft which the Company had previously leased under short-term operating leases.

    Other operating expenses were 4.9 cents per ASM for the first nine months of 1999 and 4.6 cents per ASM for the first nine months of 1998.

Provision for Income Taxes

    No income tax expense was recorded for the third quarter of 1999 due to the fact that the Company is in a net loss carry forward position and the benefits of such carry forwards were not recognized in prior periods since the realization of any such benefits was uncertain.

4.  LIQUIDITY AND CAPITAL RESOURCES

    Cash increased to $1.5 million at September 30, 1999 from $189,000 at December 31, 1998. Net cash flows provided by operating activities were $3.9 million in the first nine months of 1999, and cash flows used in operating activities were $1.1 million in the first nine months of 1998. The major use of such cash flows in the first nine months of 1999 was an increase in accounts receivable and inventory and a decrease in accounts payable offset by net income of $4.6 million and deprecation and amortization of $3.3 million.

    Cash related capital expenditures for aircraft and equipment totaled $198.0 million in the first nine months of 1999 and $1.6 million during the same period of 1998. Principal repayments on notes payable and long-term debt were $1.5 million.

    Long-term debt, net of current maturities of $5.3 million, totaled $101.1 million at September 30, 1999 compared to $28.5 million, net of current maturities of $2.3 million, at December 31, 1998. The new aircraft loans that were recorded during the third quarter of 1999 bear interest at initial rates of 7.15% or LIBOR plus 1.5% with escalation to LIBOR plus 1.8% during the term. The termination dates of the agreements range from October 2009 through April 2011. The loan agreements call for monthly installments of principal and interest that aggregate $660,000.

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

    Raytheon is the Company's primary aircraft supplier and largest creditor. The Company has financed all its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also extended the Company a $5 million working capital line of credit (payable on demand and expiring Novemeber 30, 1999) and a $5 million short-term loan, collateralized by Beechcraft spare parts and equipment and accounts receivable. The Company is negotiating currently with a lender to provide a $20 million credit facility. However, no assurance can be given that the alternate financing will be arranged, or that the current loans will be extended. In addition, Raytheon was granted a warrant for a period of ten years, exercisable commencing July 16, 1998, to purchase one million shares of the Company's common stock at a price of $.75 per share. Raytheon has not exercised the warrant as of the date of this filing.

    The Company currently leases four 1900C aircraft under month-to-month leases for use in contracted mail service. In July 1999, the Company completed the purchase and financing of 22 1900D aircraft previously held under short-term operating leases. The Company has financed these aircraft with Raytheon under long-term notes.

    Additionally, the Company has financed seven of its Brasilia aircraft through lease and debt agreements with other unrelated entities.

5.  YEAR 2000 READINESS DISCLOSURE

    The Year 2000 computer issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a Company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. Systems and equipment that are not Year 2000 compliant have been identified and the Company believes that remediation efforts have been completed.

    The Company has completed the conversion of our accounting operations to utilized Year 2000 compliant software. In addition, our internal telecommunications and data processing systems have also been brought into compliance.

    The Company continues to monitor the progress of material third parties (vendors and business partners) in their efforts to become Year 2000 compliant. These third parties include, but are not limited to: aircraft manufacturers, fuel and parts suppliers, governmental agencies, financial institutions, and United. As a result of the code sharing relationship with United, the Company's business is sensitive to events and risks affecting United. The Company is actively working with United in efforts to reduce the risk of adverse effects that might result from any failure to be Year 2000 compliant.

    The Company relies primarily on outside sources for its software requirements. These software vendors have provided updated Year 2000 compliant software. Internally developed software applications have been upgraded and the Company believes they are Year 2000 compliant. As a result of the Company's use of third party software, the primary cost for remediation has been in the form of new or updated hardware. The total cost to date for Year 2000 compliance issues has been approximately $100,000. We do not anticipate spending any additional material amounts on Year 2000 issues.

    The Company believes that the greatest potential for disruption lies not in the Company's internal systems but rather in the external systems of the Company's service providers. The Company believes, based on research to date, that disruptions in these external systems will be short-lived, and that through contingency planning the Company can minimize the impact on the service that it provides. The Company has developed contingency plans that it believes will limit the impact of any disruptions. However, there can be no guarantee that material third parties, on which the Company relies, will properly address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the Company.

    The Company recognizes that Year 2000 issues constitute a material known uncertainty. The Company also recognizes the importance of ensuring that Year 2000 issues will not adversely affect its operations. The Company believes that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that remediation will be fully effective. The failure to identify and remediate Year 2000 issues, or the failure of key vendors, suppliers and service providers or other critical third parties who do business with the Company to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in worst case scenario, the inability to engage in normal business practices for an unknown length of time. The Company's business, operating results, financial condition, and cash flows could be materially adversely affected.

6.  UNITED EXPRESS RELATIONSHIP

    The code sharing agreement with United expired in December 1997. The Company believes its relationship with United is satisfactory, as evidenced by United's selection, during 1998, of the Company as the United Express carrier for additional routes serving the Denver airport. Since December 31, 1997, the Company has been operating as if the principal day-to-day operational provisions of the previous code sharing agreement are still effective. The Company and United have entered into and continue to have negotiations to renew the code sharing agreement. As part of their negotiations, United has restructured its operating relationships with certain of its United Express carriers, pursuant to which the Company has provided service to Denver from 24 additional cities since April 23, 1998. As a result of this restructuring, the Company is the only United Express carrier providing service with 19 seat aircraft at United's Chicago and Denver hubs. While the Company expects a new code sharing agreement to be finalized on a mutually advantageous basis, no assurance can be given that this actually will be accomplished. Any failure to enter into a new code sharing agreement with United, any material adverse change in terms from the prior code sharing agreement, or any substantial decrease in the number of routes served by the Company under this agreement could have a material adverse effect on the Company's business. As a result of the code sharing relationship with United, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business may also be adversely affected.

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

    Not applicable.

ITEM 5.  OTHER INFORMATION

    None to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

    27.1  Financial Data Schedule

  b)
  Reports on Form 8-K

    The registrant filed no Current Reports on Form 8-K for the quarter ended September 30, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

GREAT LAKES AVIATION, LTD.
Dated: November 10, 1999	By	/s/ DOUGLAS G. VOSS Douglas G. Voss President and Chief Executive Officer
	By	/s/ THOMAS J. AHMANN Thomas J. Ahmann Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
27.1	Financial Data Schedule

QuickLinks

TABLE OF CONTENTS

SIGNATURES

EXHIBIT INDEX