Form 10-K
period 1999-12-31
GREAT LAKES AVIATION LTD
filed 2000-04-11
CIK 914397

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-23224

                            ------------------------

                           GREAT LAKES AVIATION, LTD.
             (Exact name of registrant as specified in its charter)

                 IOWA                                       42-1135319
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or organization)

                    1022 AIRPORT PARKWAY, CHEYENNE, WY 82001
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (307)432-7000

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.01

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by nonaffiliates of the registrant as of April 10, 2000 was approximately $6,917,570.

    As of April 10, 2000, there were 8,647,891 shares of Common Stock of the registrant issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

                   DOCUMENT INCORPORATED                      PART OF FORM 10-K
                   ---------------------                      -----------------
Proxy Statement for 2000 Annual Meeting of Shareholders           Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                                                              PAGE
                                                                            --------
PART I....................................................................      1
    Item 1.   BUSINESS....................................................      1
    Item 2.   PROPERTIES..................................................      8
    Item 3.   LEGAL PROCEEDINGS...........................................      8
    Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      9

PART II...................................................................      9
    Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.......................................      9
    Item 6.   SELECTED FINANCIAL DATA.....................................     10
    Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.................................     11
    Item 7A.  QAUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK......................................................     18
    Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     19
    Item 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURES.....................................     39

PART III..................................................................     39
    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     39
    Item 11.  EXECUTIVE COMPENSATION......................................     39
    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT................................................     39
    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     39

PART IV...................................................................     40
    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                8-K.......................................................     40

SIGNATURES................................................................     43

EXHIBIT INDEX.............................................................     44

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Great Lakes Aviation, Ltd. ("Great Lakes") is a regional airline, which during 1999 operated under the marketing identity United Express. The Company is one of several companies operating as United Express under code sharing agreements with United Air Lines, Inc. ("United"). While the Company does not compete against other United Express carriers on routes that it serves, it does compete with them to receive the right to serve additional markets under a United agreement. On October 1, 1995 the Company began operating as Midway Connection under a code sharing agreement with Midway Airlines Corporation ("Midway"). The Midway Agreement was terminated on May 16, 1997 and the Company ceased operating as Midway Connection. On August 8, 1995, the Company began operations in the Southwest United States and Mexico independently under its own code as Great Lakes Airlines. This service was discontinued on May 16, 1997 although the Company continued to operate as Great Lakes Airlines on one route in the Midwest until June 15, 1998. As of December 31, 1999, the Company's fleet consisted of 40 Beechcraft Model 1900D 19-passenger aircraft and eight Embraer Brasilia 30-passenger aircraft. The Company also has four Beechcraft Model 1900C aircraft being used exclusively for freight operations. References herein to the Company include Great Lakes and its wholly owned subsidiary, RDU, Inc.
RDU, Inc. currently has no activity and is not being utilized by the Company.

UNITED EXPRESS RELATIONSHIP

    The United Express operation serves 67 destinations in 14 states located in the Upper Midwest, with hubs located at Chicago O'Hare, Denver and Minneapolis/St. Paul, as of December 31, 1999. The Company became a "United Express" carrier in 1992 under a code sharing agreement with United and is one of the principal United Express regional carriers.

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

UNITED EXPRESS MARKETS

CHICAGO

    The Company's service to the Chicago O'Hare market is anchored by its 64 slots allocated by the FAA. A slot is a 30 minute interval during the period from 6:45 a.m. to 9:14 p.m. during which an airline may operate either a take-off or landing. Flights in this market are used primarily to provide connecting opportunities with United flights. The Company's ability to increase its passenger volume at Chicago O'Hare is limited by its allocation of slots, and future increases in passenger volume are expected to come from increased load factors, the acquisition of additional slots and the concentrated use at O'Hare of currently operated larger aircraft. See "Slot Allocation" and "Aircraft." During 1999, approximately 37 percent of the Company's passenger traffic was carried to or from Chicago. During 1999, approximately 65 percent of the Company's traffic at Chicago O'Hare connected with United, one percent connected with other airlines and 34 percent traveled exclusively on a Great Lakes flight ("on-line"). As of December 31, 1999, Great Lakes had 46 weekday Chicago O'Hare departures serving 16 destinations located in Iowa, Illinois, Indiana, Michigan, and Wisconsin.

DENVER

    The Company's primary strategy at Denver is to implement service in markets where United and other major carriers have reduced service and to feed that traffic to this United hub. The Company is in negotiations with United as a part of the United code sharing agreement with respect to the sharing of the expenses of operating at the new Denver airport. During 1999, approximately 61 percent of the Company's passenger traffic was carried to or from Denver. During 1999, approximately 70 percent of the Company's traffic at Denver connected with United, 2 percent connected with other carriers and 28 percent were on-line. As of December 31, 1999, the Company had 94 weekday Denver departures serving 45 destinations located in Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Wyoming, New Mexico and Texas.

MINNEAPOLIS/ST. PAUL

    As of December 31, 1999, Great Lakes had four weekday departures serving four destinations located in Minnesota, North Dakota and South Dakota. During 1998, services in the Minneapolis/St. Paul markets were substantially reduced and the remaining services are supported by the Essential Air Service Subsidy program.

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

    At December 31, 1999, the Company served 30 essential air service communities on a subsidized basis. The Company received $16.2 million, $15.0 million, and $6.1 million in essential air service subsidies for the years ended December 31, 1999, 1998 and 1997, respectively. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before it may terminate, suspend or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. The Company negotiated increases in rates which went into effect in 1998, and added additional cities and flight frequencies for which it receives subsidy revenue.

AIRCRAFT

GENERAL

    At December 31, 1999, the Company's fleet consisted of 44 Beechcraft 1900 aircraft and eight Embraer passenger aircraft, of which 40 Beechcraft 1900 aircraft and eight Embraer Brasilia aircraft were operated in scheduled passenger service. The remaining four Beechcraft 1900C aircraft are being utilized exclusively for scheduled mail and freight operations. The Beechcraft 1900 aircraft are pressurized, radar equipped and offer a 300-mile per hour cruising speed for 19 passengers, plus cargo, with a range of 850 miles. The Beechcraft 1900 aircraft is widely regarded by airlines as an efficient and reliable aircraft for regional service. As of December 31, 1999, the Company owned 28 of its Beechcraft 1900 aircraft and leased the remaining 16 under agreements with remaining terms ranging from monthly to 12 years.

    The 30 passenger Embraer Brasilia aircraft are equipped with advanced avionics, have stand-up cabins, restrooms, are staffed with a flight attendant and offer a 330 mile per hour cruising speed with a range of 750 miles. As of December 31, 1999, the Company owned four of its Embraer Brasilia aircraft and leased the remaining four under agreements with remaining terms ranging from three to 12 years.

SUMMARY OF AIRCRAFT ADDITIONS AND DELETIONS

    The table below shows the number and type of aircraft operated by the Company on January 1, 1999 and December 31, 1999 and the number and type of aircraft acquired or retired from the Company's fleet during the year ended December 31, 1999.

                                                                                                      DECEMBER 31,
                                                                                                          1999
                                             JANUARY 1,                             DECEMBER 31,   -------------------
                                                1999      ADDITIONS   RETIREMENTS       1999        OWNED      LEASED
                                             ----------   ---------   -----------   ------------   --------   --------
Beechcraft 1900C...........................       5          --             1             4           --          4
         1900D.............................      40          --            --            40           28         12
Embraer 120................................       8          --            --             8            4          4
                                                 --          --            --            --           --         --
  Total....................................      53          --             1            52           32         20
                                                 ==          ==            ==            ==           ==         ==

    As of December 31, 1999, the average ages of the Company's owned and leased aircraft were 5.3 and 4.2 years, respectively. As of December 31, 1998, the average ages of the Company's owned and leased aircraft were 5.8 and 3.3 years, respectively.

AIRCRAFT DEBT AND LEASES

    Raytheon Aircraft Corporation together with its financing affiliate (collectively, "Raytheon") is the Company's primary aircraft supplier and largest creditor. The Company has financed all of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under lease and debt agreements with Raytheon. Raytheon has also provided a $5 million working capital line of credit and a $5 million short-term loan, both of which are collateralized by all Beechcraft spare parts and equipment and accounts receivable. The working capital line of credit is due upon demand by Raytheon. In addition, as part of a short-term financing in 1997, Raytheon was granted a ten year warrant, exercisable commencing July 16, 1998, to purchase one million shares of the Company's common stock at a price of $.75 per share. Raytheon has not exercised the warrant as of the date of this filing.

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

    In the second quarter of 1998, the Company purchased six Beechcraft 1900D aircraft that had been operated under operating leases. Raytheon provided the financing for these acquisitions. As part of this agreement, Raytheon agreed to accept the return of up to 14 of the Company's 1900C aircraft. The Company returned seven leased 1900C aircraft and sold its seven owned Beechcraft 1900C aircraft to Raytheon. In 1999, the Company returned an additional 1900 C aircraft, The Company currently leases four 1900C aircraft from Raytheon under month-to-month leases for use in contracted mail service In July, 1999, the Company purchased from Raytheon 22 1900D aircraft through the issuance of notes payable. These aircraft had previously been leased under short term operating leases.

    During the first half of 1998, the Company disposed of two Brasilia aircraft by an agreed upon termination of the underlying leases and transferring possession to another carrier. In connection with the disposition of one of these aircraft, the Company guaranteed the continued payment of certain purchase incentive payments by an agency of the Brazilian government to the lessor, which incentive payments had previously been received by the Company. The Company obtained an opinion from Brazilian counsel to the effect that the disposition by the Company would not effect the obligations of the Brazilian Government agency to continue to make these incentive payments. No assurance can be provided, however, the Brazilian Government will honor its obligations.

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

SLOT ALLOCATION

    Under slot rules in effect December 31, 1999 at Chicago O'Hare, scheduled flights operated between 6:45 a.m. and 9:14 p.m. may be conducted only if an airline has obtained a slot or slot exemption. As of December 31, 1999, the Company was utilizing 64 slots and slot exemptions allocated to it by DOT/FAA. The Company was also leasing slots from United under various short term agreements.

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

    Since the creation of the slot system in 1968, and subsequent to the adoption of the FAA's slot allocation, use and transfer regulations in 1985, there have been and are currently pending several proposals introduced in Congress and discussions within the DOT and the FAA regarding slots. In
August 1993, the National Commission To Ensure A Strong Competitive Airline Industry recommended that the "FAA review the rule that limits operations at 'high density' airports with the aim of either removing these artificial limits or raising them to the highest level consistent with safety requirements.

    In March 2000, Congress passed legislation that will phase out slot rules at Chicago O'Hare by July 1, 2002. Small community air service is designed to be the primary initial beneficiary of the rule change. The legislation requires the Secretary of Transportation to use its authority to issue slot exemptions within 60 days of filing requests that meet the specific criteria outlined within the legislation. Language within this legislation authorizes the Secretary to issue exemptions for properly filed requests with operational authority effective on or after May 1, 2000. The Company intends to utilize the slot rule change initially to improve timing of service patterns to its existing Chicago O'Hare markets.

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

FUEL

    The Company has not experienced difficulty with fuel availability and expects to continue to be able to obtain fuel in quantities sufficient to meet its future requirements. The Company contracts directly with refiners for the purchase of portions of its fuel. Standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. The Company experienced the impact of rising fuel prices during late 1999 and early 2000. On February 1, 2000, a fuel surcharge was implemented on passenger tickets that partially mitigates future effects of the Company's higher fuel costs.

EMPLOYEES

    On December 31, 1999, the Company had 1,105 full-time and 238 part-time employees as follows:

CLASSIFICATION:
Pilots......................................................     317
Station personnel...........................................     612
Maintenance personnel.......................................     302
Administrative and clerical personnel.......................      65
Flight attendants...........................................      22
Management..................................................      25
                                                               -----
    Total employees.........................................   1,343
                                                               =====

    The Company's pilots are represented by the International Brotherhood of Teamsters. Effective November 1, 1997, the Company and union reached an agreement which becomes amendable October 30, 2000. During 1996 the flight attendants voted to be represented by the Teamsters Union A collective bargaining agreement was negotiated and became effective April 1, 1999. The agreement becomes amendable April 1, 2002.

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

CHARTER AND FREIGHT SERVICE

    The Company uses available aircraft and from time to time leases four and six passenger aircraft from an affiliated company to provide charter services to private individuals, corporations and groups such as collegiate athletic teams. The Company also carries freight, mail and small packages on most of its scheduled flights. Revenues from its charter flights and freight deliveries were
4.4 percent, 3.3 percent and 1.8 percent of the Company's total revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

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

    The FAA regulates the use of landing and take-off slots at Chicago O'Hare. The FAA has the authority to revoke a carrier's slots for failure to comply with FAA slot regulations.

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

ITEM 2. PROPERTIES

    The Company leases gate and ramp facilities at 65 airports where ticketing is handled by Company personnel. Payments to airport authorities for ground facilities are based on a number of factors, including the amount of space used and flight volume. The Company also leases aircraft maintenance and hangar space at four of the locations it serves.

    The Company leases approximately 15,000 square feet of space in Spencer, Iowa for its administrative, flight operations and maintenance offices, in addition to approximately 35,000 square feet of aircraft maintenance and hangar space located adjacent thereto. The Company leases an additional 32,000 square feet of space in Spencer for its certified repair station. Effective January 1, 2000, The Company entered into a lease in Cheyenne, Wyoming, for approximately 42,000 square feet of space for administration and maintenance needs. In 1999, construction was begun on a leased facility in Cheyenne, Wyoming that the Company intends to occupy in 2000. The facility will be approximately 54,000 square feet, and will be used for administrative, flight operations and maintenance offices, maintenance and hangar space. The Company believes that it has adequate facilities for the conduct of its current and planned operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's shareholders during the three-month period ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded under the symbol "GLUX" on the NASDAQ SmallCap Market. The Company's Common Stock began trading on January 19, 1994, the date of its initial public offering. The initial public offering price of the Company's Common Stock was $11.00 per share. From January 19, 1994 until August 27, 1998, the Company's Common Stock was listed on the NASDAQ National Market System. Effective August 28, 1998 the Company's Common Stock is listed on the NASDAQ SmallCap Market. The Company's Common Stock is currently listed on the NASDAQ SmallCap Market.

    The following table sets forth the range of high and low sale prices for the Company's Common Stock for each of the fiscal quarters for the past two years as reported by the National Association of Securities Dealer's Bulletin Board. These prices represent inter-dealer prices without adjustments for mark-up, mark-down or commission and do not necessarily reflect actual transactions.

STOCK QUOTATIONS                                                HIGH       LOW
----------------                                              --------   --------
1999
  First quarter.............................................   $3.00      $1.88
  Second quarter............................................    3.00       2.06
  Third quarter.............................................    3.13       2.25
  Fourth quarter............................................    2.88       1.13

1998
  First quarter.............................................   $3.94      $1.56
  Second quarter............................................    3.38       2.19
  Third quarter.............................................    4.38       2.50
  Fourth quarter............................................    4.00       2.13

    As of April 10, 2000, the Company had approximately 1,800 holders of its Common Stock. The closing price of its common stock on April 10, 2000, as reported by the NASDAQ SmallCap Market was $1.88 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following consolidated statement of operations and consolidated balance sheet data as of and for each of the years in the five-year period ended December 31, 1999 are derived from the Company's consolidated financial statements. The financial statements for the year ended December 31, 1999, 1998 and 1997 have been audited by KPMG LLP, and the financial statements for the years ended 1996 and 1995 have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended
December 31, 1999 and the report thereon are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with and are qualified in their entirety by the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                                  YEAR ENDED DECEMBER 31
                                               -------------------------------------------------------------
                                                 1999         1998         1997         1996         1995
                                               ---------    ---------    ---------    ---------    ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)
STATEMENTS OF EARNINGS DATA:
  Passenger and public service revenues....    $122,890     $108,467     $ 81,335     $107,528      $81,215
  Other revenues...........................       8,480        5,565        2,455        2,142        2,981
                                               --------     --------     --------     --------      -------
      Total operating revenues.............     131,370      114,032       83,790      109,670       84,196
                                               --------     --------     --------     --------      -------
  Operating expenses
    Salaries, wages and benefits...........      33,037       29,106       22,091       27,801       21,407
    Aircraft fuel..........................      16,557       13,974       13,206       19,377       14,181
    Aircraft repairs.......................      17,478        9,426        7,041       13,248        9,229
    Commissions............................       5,796        5,560        5,553        7,704        6,211
    Depreciation and amortization..........       4,779        3,499        4,192        5,634        6,029
    Aircraft Rental........................      13,194       16,511       10,712       11,643        5,213
    Other rentals and landing fees.........       6,504        6,375        5,443        6,794        5,370
    Other operating expense................      25,316       22,922       19,968       25,871       17,315
    Shutdown and other non-recurring
      expenses.............................          --          146        9,234           --           --
                                               --------     --------     --------     --------      -------
      Total operating expenses.............     122,661      107,519       97,440      118,072       84,955
  Operating (loss) income..................       8,709        6,513      (13,650)      (8,402)        (759)
  Interest expense, net....................       5,974        3,485        4,621        5,875        7,282
  Loss on sale of assets...................           7          191           --           --           --
  Gain on sale of slots....................          --           --           --           --        3,850
                                               --------     --------     --------     --------      -------
  Income (loss) before income tax
    expense................................       2,728        2.837      (18,271)     (14,277)      (4,191)
  Income tax expense (benefit).............          --          115           --       (1,454)      (1,503)
                                               --------     --------     --------     --------      -------
  Net income (loss)........................    $  2,728     $  2,722     $(18,271)    $(12,823)     $(2,688)
                                               ========     ========     ========     ========      =======
  Net income (loss) per share: Basic.......    $   0.32     $   0.34     $  (2.41)    $  (1.69)     $ (0.35)
                                               ========     ========     ========     ========      =======
  Net income (loss) per share: Diluted.....    $   0.29     $   0.31     $  (2.41)    $  (1.69)     $ (0.35)
                                               ========     ========     ========     ========      =======
  Average number of common shares
    outstanding--Basic.....................       8,634        7,925        7,589        7,585        7,579
                                               ========     ========     ========     ========      =======
  Average number of common shares
    outstanding--Diluted...................       9,336        8,703        7,589        7,585        7,579
                                               ========     ========     ========     ========      =======

                                                                   YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                                1999           1998          1997          1996           1995
                                              ---------      --------      --------      ---------      --------
SELECTED OPERATING DATA:
  Available seat miles (000s)(1)............    526,095      489,213       438,272         678,304      566,290
  Revenue passengers carried................  1,057,798      873,186       676,015       1,101,265      805,190
  Revenue passenger miles (000s)(2).........    265,733      250,098       202,689         299,607      248,625
  Departures flown..........................    133,423      122,278       102,722         165,972      147,748
  Passenger load factor(3)..................      50.5%        51.1%         46.2%           44.2%        43.9%
  Break-even passenger load factor(4).......      49.1%        49.3%         59.5%           51.5%        49.5%
  Average yield per revenue passenger
    mile(5).................................  40.1 CENTS     37.4 CENTS    37.1 CENTS    34.7 CENTS     31.6 CENTS
  Operating cost per available seat
    mile(6).................................  23.3 CENTS     22.0 CENTS    22.2 CENTS    17.4 CENTS     15.0 CENTS
  Average passenger fare(7).................  $  100.83       107.26       $111.25          102.69      $ 97.58
  Average passenger trip length
    (miles)(8)..............................        251          286           300             296          309
  Aircraft in service (end of period).......         52           53            47              54           50
  Destinations served (end of period).......         67           71            51              86           73

BALANCE SHEET DATA:
Working capital (deficit)...................  $  (3,112)     $(3,025)      $(5,595)      $     603      $12,138
Total assets................................    148,876       72,281        63,758         118,109      140,715
Long-term debt, net of current maturities...     98,701       28,471        28,471          65,986       87,478
Stockholders' equity........................      8,619        5,850         1,127          18,740       34,202

------------------------

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

    The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United. As of December 31, 1999 the Company provided passenger service to 67 destinations in 14 states with 486 scheduled departures each weekday.

RESULTS OF OPERATIONS

COMPARISON OF 1999 TO 1998

    The following table sets forth certain financial and operating information regarding the Company for the last three fiscal years:

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                     -------------------------------------------------------------------------------------------
                                                   1999                                1998                         1997
                                     ---------------------------------   ---------------------------------   -------------------
                                                                 %                                   %
                                                 CENTS        INCREASE               CENTS        INCREASE               CENTS
                                                  PER           FROM                  PER           FROM                  PER
                                      AMOUNT      ASM           1998      AMOUNT      ASM           1997      AMOUNT      ASM
                                     --------   --------      --------   --------   --------      --------   --------   --------
                                                                       (DOLLARS IN THOUSANDS)
Total Operating revenues...........  $131,370       --          15.2%    $114,032       --          36.1%    $ 83,790       --
                                     --------     ----                   --------     ----                   --------     ----
Salaries, wages & benefits.........    33,037      6.3 CENTS    13.5       29,107      5.9 CENTS    31.8       22,091      5.0 CENTS
Aircraft fuel......................    16,557      3.1          18.5       13,974      2.9           5.8       13,206      3.0
Aircraft maintenance
  materials and repairs............    17,478      3.3          85.1        9,426      1.9          33.9        7,041      1.6
Commissions........................     5,796      1.1           4.2        5,560      1.1           0.1        5,553      1.3
Depreciation and amortization......     4,779      0.9          36.6        3,499      0.7         (16.5)       4,192      1.0
Aircraft rental....................    13,194      2.5         (20.1)      16,511      3.4          54.1       10,712      2.4
Other rentals and landing fees.....     6,504      1.2           2.0        6,375      1.3          17.1        5,443      1.2
Other operating expense............    25,316      4.8          10.5       22,922      4.7          14.8       19,968      4.6
Shutdown and other non-recurring
  expenses.........................        --       --            --          146       --            --        9,234      2.1
                                     --------     ----         -----     --------     ----         -----     --------     ----
Total operating expenses...........   122,661     23.3          14.1      107,519     22.0          10.2       97,440     22.2
                                     --------     ----         -----     --------     ----         -----     --------     ----
Operating income (loss)............  $  8,709       --          34.1%    $  6,513       --            --      (13,650)      --
                                     ========     ====         =====     ========     ====         =====     ========     ====
Interest expense, net..............  $  5,974      1.1 CENTS    71.4%    $  3,485      0.7 CENTS   (29.6)%   $  4,620      1.1 CENTS
                                     ========     ====         =====     ========     ====         =====     ========     ====

                                                        CHANGE FROM                    CHANGE FROM
                                            1999           1998            1998           1997            1997
                                          --------      -----------      --------      -----------      --------
Available seat miles (000's)........      526,095         7.5%           489,213         11.6%          438,272
Revenue passenger miles (000's).....      265,733         6.3%           250,098         23.3%          202,689
Passenger load factor...............       50.5%        (0.6)pts          51.1%         4.9pts           46.2%
Average yield per revenue passenger
  mile..............................      40.1 CENTS    2.7 CENTS        37.4 CENTS    0.3 CENTS        37.1 CENTS

    OPERATING REVENUES: Operating revenues increased 15.2% to $131.4 million in 1999 from $114.0 million during 1998. The increase in operating revenues resulted from the increase in revenue passenger miles flown by 6.3% to
265.7 million in 1999 from 250.1 million during 1998 and a 7.2% increase in average yield per passenger mile to 40.1 CENTS in 1999 from 37.4 CENTS in 1998. Capacity increased to 526.1 million ASMs in 1999 from 489.2 million ASMs during 1998. The additional capacity is a result of a full year's worth of service from the expansion of service in the Denver markets in 1998. In addition, public service revenue increased 8.0% to $16.2 million in 1999 from $15.0 million in 1998.

    OPERATING EXPENSES: Total operating expenses increased 14.1% to $122.7 million, or 23.3 cents per ASM, in 1999 from $107.5 million, or 22.0 cents per ASM in 1998. The increase is due to increasing fuel costs in 1999, as well as higher maintenance materials and component repairs expense.

    Salaries, wages, and benefits expense increased to 6.3 cents per ASM during 1999, from 5.9 cents per ASM during 1998, primarily as a result of higher labor rates under the union agreements with the Company's mechanics and flight crews and the higher number of employees needed to support the increased level of operations.

    Aircraft fuel expense per ASM increased to 3.2 cents in 1999 from 2.9 cents in 1998 due to increasing oil prices during 1999.

    Aircraft maintenance and repairs expense increased to 3.3 cents per ASM during 1999, from 1.9 cents per ASM in 1998. Maintenance materials expense in 1998 was favorably impacted by the use of certain inventoried parts, which had been partially reserved in prior years. Additionally, certain aircraft acquired in 1998 were under warranty, resulting in lower maintenance costs.

    Depreciation and amortization increased to 0.9 cents per ASM in 1999 from
0.7 cents per ASM in 1998, and aircraft rental decreased to 2.5 cents per ASM in 1999 from 3.4 cents per ASM in 1998 as a result of the purchase in July 1999 of 22 Beechcraft 1900D aircraft that had previously been leased.

    Other rentals and landing fee expenses decreased to 1.2 cents per ASM during 1999, from 1.3 cents per ASM in 1998.

    Other operating expenses increased to 4.8 cents per ASM in 1999 from 4.7 cents in 1998, reflecting higher general and administrative, marketing and communications costs.

    Interest expense increased to $6.0 million in 1999 from $3.5 million in 1998, primarily as a result of the purchase in July 1999 of 22 additional aircraft that had previously been financed as operating leases.

    INCOME TAX EXPENSE (BENEFIT): No income tax provision was recorded for 1999 due to the fact that the Company is in a loss carry forward position and it is more likely than not that the benefits will be not realized. The provision for income taxes in 1998 represents state income taxes.

COMPARISON OF 1998 TO 1997

    OPERATING REVENUES: Operating revenues increased 36.1% to 114.0% million in 1998 from $83.8 million during 1997. The increase in operating revenues resulted from the increase in revenue passenger miles flown by 23.3% to 250.0 million in 1998 from 202.7 million during 1997 and to 489.2 million ASMs in 1998 from
438.3 million ASMs during 1997. The additional capacity is a result of the expansion of service in the Denver markets. In addition, public service revenue increased 145.9% to $15.0 million in 1998 from $6.1 million in 1997.

    OPERATING EXPENSES: Total operating expenses increased 10.3% to $107.5 million, or 22.0 cents per ASM, in 1998 from 97.4 million, or 22.2 cents per ASM in 1197. The increase is due to the expansion of service during 1998 primarily from the Denver hub.

    Salaries, wages, and benefits expense increased to 5.9 cents per ASM during 1998, from 5.0 cents per ASM during 1997, primarily as a result of higher labor rates under the union agreements with the Company's mechanics and flight crews and the higher number of employees needed to support the increased level of operations.

    Aircraft fuel expense per ASM decreased to 2.9 cents in 1998 from 3.0 cents in 1997 due to generally lower oil prices during 1998 partially offset by fuel taxes and into-plane costs at the Denver hub.

    Aircraft maintenance and repairs expense increased to 1.9 cents per ASM during 1998, from 1.6 cents per ASM in 1997 pincipally due to the costs associated with the introduction of additional aircraft into the fleet in 1998 and the timing of certain maintenance.

    Depreciation and amortization decreased to 0.7 cents per ASM during 1998 from 1.0 cents per ASM in 1997, and aircraft rental increased to 3.4 cents per ASM in 1998 from 2.4 cents per ASM in 1997, due to the transition of the Beechcraft fleet to the newer model 1900D and the conversion from notes to leases on certain aircraft in early 1998.

    Other rentals and landing fee expenses increased to 1.3 cents per ASM during 1998, from 1.2 cents per ASM in 1997, as a result of higher facility costs at certain locations that the Company began serving in 1998 as well as increased costs at Denver due to a higher level of activity.

    Other operating expenses increased to 4.7 cents per ASM in 1998 from 4.6 cents in 1997, reflecting higher fixed expenses, including general and administrative, marketing, and communications associated with the Company's expansion. In addition, 1998 includes higher United program fees since a higher percentage of the Company's flying was under the United Code in 1998 versus 1997.

    Shutdown and other nonrecurring expenses of 2.1 cents per ASM in 1997 represents the estimated costs associated with the voluntary shutdown and the special charge for the write-down of the Brasilia aircraft. This expense includes $7.9 million related to salaries and wages, aircraft maintenance materials and repairs, aircraft ownership costs, facilities rental, and other expenses directly related to the shutdown. The remaining $1.3 million for the Brasilia aircraft elimination represents a reduction of the carrying value of the aircraft to their estimated net realizable value, accrued estimated future unrecoverable lease payments, accrued estimated lease termination costs, and a reduction of the carrying value of the spare part inventories to net realizable value, accrued estimated future unrecoverable lease payments, accrued estimated lease termination costs, and a reduction of the carrying value of the spare part inventories to net realizable value offset by the recognition of related deferred purchase incentives on these aircraft. The 1998 nonrecurring expense related to the reversal of an accrual made in 1997 for the disposal of certain Brasilia aircraft, which was netted against the final settlement on two Brasilia aircraft that were returned to the lessor in 1997.

    Interest expense decreased to $3.5 million in 1998 from $4.6 in 1997, primarily as a result of the refinancing in late 1997, of the Company's Beechcraft fleet, increasing the number of aircraft financed under operating leases and decreasing the number financed under debt instruments.

    INCOME TAX EXPENSE (BENEFIT): No income tax benefit was recorded for 1998 considering that the Company is in a loss carry forward position and it is more likely than not that the benefits will be not realized. The provision for income taxes in 1998 represents state income taxes estimated to be payable.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, the Company had reduced the balance on its Raytheon short term notes to $8.6 million through cash payments of $282,000 and the return of spare parts inventory of $945,000. The Company is heavily dependent on Raytheon and United for its liquidity requirements, however neither Raytheon nor United is under any current obligation to provide further financing to the Company. The Company entered into an agreement on January 7, 2000 with Coast Business Credit to provide the Company a $20 million revolving credit facility, collateralized by accounts receivable. Under this agreement, Raytheon received $5 million to be applied to short term notes, and further agreed to receive certain aircraft parts as payment for the remaining line of credit balance.

    The Company's working capital deficit was $3.1 million at December 31, 1999 and $3.0 million at December 31, 1998. Net cash provided by operating activities improved to $6.6 million in 1999, from a use of $1.8 million in 1998. In 1999, the Company had used less cash in the current year to fund inventory levels. The change in inventory along with increases in deferred lease payments and increased depreciation as a result of aircraft purchases were the primary contributors in improving operating cash flow.

    In late 1999, the Company incurred additional fuel expense due to rising fuel prices that have carried over into 2000. On February 1, 2000, a fuel surcharge was implemented on passenger tickets that partially mitigates future effects of the Company's higher fuel costs.

    If the Company maintains its current aircraft fleet, aircraft maintenance materials and repairs expense is expected to trend higher in the next few years as the fleet ages.

    Raytheon is the Company's primary aircraft supplier and largest creditor. The Company has financed all of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also provided a $5 million working capital line of credit (payable on demand and a $5 million short-term loan, payable on demand, and collateralized by Beechcraft spare parts and equipment and accounts receivable. On January 7, 2000, the Company entered into an agreement with Coast Business Credit, a division of Southern Pacific Bank, for a $20 million revolving credit facility. This credit facility bears interest at prime plus 0.5%, payable monthly, and requires a minimum loan balance of $7,000,000. Borrowings under this facility are payable on demand and are limited to certain eligible accounts receivable. The line of credit agreement is effective through December 31, 2002. The line of credit agreement contains various restrictive covenants which require the Company to maintain minimum levels of tangible net worth and remain current on all other outstanding debt obligations, among other matters. The credit facility also limits additional indebtedness, capital expenditures and dividends. The Company was in compliance with all such covenants at the inception of the agreement. In connection with entering into this revolving credit facility, the Company paid Raytheon $5 million on the short-term loan and entered into an agreement, whereby, Raytheon would receive certain aircraft parts as payment for the remaining line of credit balance.

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

    The Company purchased 22 1900D aircraft through the issuance of notes payable to Raytheon in July 1999, these aircraft had previously been leased on a month to month basis. The Company currently leases four 1900C aircraft from Raytheon under month-to-month leases for use in contracted mail service. In the second quarter of 1998, the Company purchased six Beechcraft 1900D aircraft that had been operated under operating leases. Raytheon provided the financing for these acquisitions. As part of this agreement, Raytheon agreed to accept the return of up to 14 of the Company's 1900C aircraft. The Company returned seven leased 1900C aircraft and sold its seven owned Beechcraft 1900C aircraft to Raytheon.

    In addition, the Company has financed seven of its Brasilia aircraft through lease and debt agreements with other unrelated entities (collectively, the "Brasilia Agreements"). During 1997, all of the Brasilia Agreements went into default due to non-payment of scheduled amounts due. All defaults under the Brasilia Agreements were cured as of March 31, 1998. Two Brasilia aircraft, which the Company had in its fleet as of January 1, 1997, were returned to the lessor through the exercise of the lessor's rights as a result of the default. The lease costs associated with these two returned aircraft were included in Excess Aircraft, Shutdown, and Other Non-recurring Expenses.

    Capital expenditures related to aircraft and equipment totaled $76.7 million in 1999, $631,000 during 1998, and $1.1 million in 1997.

    Long-term debt, net of current maturities of $5.8 million, totaled
$98.7 million at December 31, 1999 compared to $28.5 million net of current maturities of $3.0 million, at December 31, 1998. Long-term debt increased
$73.0 million from December 31, 1998 to December 31, 1999 principally due to the purchase of 22 Beechcraft 1900D aircraft in July 1999. As of December 31, 1999, the Company's long-term debt instruments bear interest at rates ranging from 7.2 to 9.1 percent and are payable monthly or quarterly through August 2012. All long-term debt as of December 31, 1999 relates to the acquisition of aircraft and is collateralized by 32 related aircraft. There are no financial covenants related to such long-term debt. At this time, management expects that cash on hand, internally generated cash flow, and borrowings available under credit agreements will be adequate to meet the Company's operating and recurring cash needs for foreseeable periods.

YEAR 2000 IMPACT

    Before the rollover of the year from 1999 to 2000, many installed computer systems and software products were coded to accept only two digit date entries and were unable to accept four digit date entries to distinguish 21(st) century dates from the 20(th) century dates. As a result, computer systems and software used by many companies prior to the rollover date required upgrading or replacement to comply with such "Year 2000" requirements. The failure of the Company, its vendors, suppliers or other critical third parties with whom the Company conducts business to achieve Year 2000 compliance on a timely basis could materially adversely affect the Company's business.

    As of April 10, 2000, the Company has not experienced and does not anticipate any material adverse effects on its systems and operations as a result of Year 2000 issues. Business is continuing as usual, and internal systems will continue to be monitored for any likely disruptions. Further, as of April 10, 2000, the Company has not experienced any operational difficulties as a result of Year 2000 issues with its vendors, suppliers or other critical third parties with whom the Company conducts business. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be not assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not year 2000 compliant.

    Although the transition to the Year 2000 did not have any significant impact on the Company or its systems and operations, the Company will continue to monitor the impact of Year 2000 on its systems and those of its vendors, suppliers and other critical third parties. The contingency plan s that were developed for use in the event of Year 2000-related failures will be maintained and generalized for ongoing business use.

    The Company has not spent, and does not anticipate spending in the future, any material amounts relating to Year 2000 issues.

ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. At December 31, 1999, the Company had no derivative instruments. This statement will become effective for the Company for the first quarter ended March 31, 2001.

FREQUENT FLYER PROGRAM

    The Company's United Express passengers may earn miles in United's "Mileage Plus" and frequent flyer program, and passengers may use mileage accumulated in this program to obtain discounted or free tickets for trips that might include a flight segment on one of the Company's flights. No revenues are earned or collected on free tickets awarded to passengers under the program. Awards earned under the frequent flyers program have an expiration date three years from the date earned. The program also contains certain restrictions, including blackout dates and capacity controlled bookings, which substantially limit the use of awards on certain flights and during the busiest periods. The Company continually monitors the number of free travel award reservations on its flight segments to ensure that they are within the capacity restrictions defined in the "Mileage Plus" program. The Company's yield management program and related seat restrictions minimize the number of revenue passengers that may be displaced on any individual flight segment. To date, the Company has not experienced any material use of "Mileage Plus" and awards to obtain travel on flights, and the incremental cost to the Company attributable to the exercise of frequent flyer awards (consisting primarily of a minimal amount of additional gate and passenger service expenses) has not been material. Awards used on the Company's flights during the year ended December 31, 1999 represented approximately 2.3% percent of the Company's total passengers. The Company expects that this percentage will remain approximately the same for the foreseeable future. Based on this low percentage, the availability on many of the Company's flights of otherwise vacant seats, and on the program's restrictions, the Company believes that the displacement, if any, of revenue passengers by users of "Mileage Plus" and awards will not become material. The Company continually monitors the number of awards redeemed and will accrue the incremental costs associated with the "Mileage Plus" and program if they become material.

EFFECTS OF INFLATION

    In late 1999, the Company incurred additional fuel expense due to rising fuel prices that carried over into 2000.

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

DEPENDENCE ON RELATIONSHIP WITH UNITED

    The Company generated approximately 94.5% of its revenues for the year ended December 31, 1999 under the United Express Agreements described under "Business--United Express Relationship". The United Express Agreements expired on December 31, 1997. A failure to renew the United Express Agreements, any termination or materially adverse modification of the agreements, or any substantial decrease in the number of routes served by the Company under the agreements would have a materially adverse effect on the Company's business. As a result of the United Express Agreements, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business will also be adversely affected. The United Express Agreements require the Company to comply with specific operating performance standards and, with certain limited exceptions, restrict the ability of the Company to merge with another company or dispose of its assets or aircraft without first offering United a right of first refusal to acquire the Company or such assets or aircraft. The United Express Agreements also prohibit the Company from entering into similar arrangements with other carriers in Chicago, Denver, Minneapolis-St. Paul, Detroit, Des Moines or Omaha without United's prior approval. The United Express Agreements require the Company to obtain United's prior consent to operate as a United Express carrier in any market, except for certain pre-approved markets connecting with Minneapolis-St. Paul or Detroit.

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

FUEL COSTS

    Fuel is a major component of operating expense for all airlines. The Company's cost of fuel varies directly with market conditions, and the Company has no guaranteed long-term sources of supply nor has it hedged the cost of its fuel needs at this time. During late 1999 and early 2000, the industry, including the Company, experienced increased fuel prices. The Company intends generally to follow industry trends by raising fares in response to significant fuel price increases. However, the Company's ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions. Accordingly, a reduction in the availability or an increase in the price of fuel could have a materially adverse effect on the Company's cash flow from operations and profitability.

SEASONALITY

    Historically, the Company has experienced lower passenger volumes during the months of January through April and in November and December. This seasonality can be attributed primarily to relatively difficult winter weather operating conditions in the Company's principal area of operations, resulting in fewer vacations and other discretionary trips and reduced business travel during these months. These seasonal factors have generally resulted in reduced revenues, increased operating losses and reduced cash flow for the Company during these months.

CONTROL BY PRINCIPAL STOCKHOLDER

    Mr. Douglas G. Voss beneficially owns or controls approximately 55% of the outstanding shares of the Company's common stock. On October 22, 1996, Mr. Voss transferred approximately one-half of the shares of the Company's common stock owned by him to his ex-spouse, Ms. Gayle R. Brandt, pursuant to the Marital Dissolution Stipulation and Property Settlement. Ms. Brandt has granted
Mr. Voss an Irrevocable Proxy to vote such securities until June 28, 2010. In addition, the terms of the United Express Agreements require that Mr. Voss control at least 51% of the Company's outstanding voting stock. Accordingly, Mr. Voss will continue to be in a position to control the management and affairs of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL STATEMENTS

    The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. The Company is susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. At December 31, 1999, the Company does not have any derivative financial instruments.

AIRCRAFT FUEL

    Airline operators are dependent upon fuel to operate and therefore, are impacted by changes in aircraft fuel prices. Great Lakes' earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 14 percent of Great Lakes' operating expenses in 1999. During 1999, the Company purchased approximately 18 million gallons of fuel at an average cost per gallon of $.92. A one-cent change in the average cost of aircraft fuel would impact the Company's aircraft fuel expense by approximately $180,000 annually.

INTEREST RATES

    The Company's operations are very capital intensive, as the vast majority of assets are flight equipment, which are long lived. Great Lakes' exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company does have exposure to changes in cash flows resulting from changes in interest rates as a significant portion of its long-term debt has variable interest rates. Additionally, the Company is exposed to changes in fair values of its debt obligations which carry fixed rates of interest. As disclosed in Note 4 to the Consolidated Financial Statements the Company has total long-term debt outstanding of $105 million before unamortized warrant discount of $0.5 million at December 31, 1999.

                                        FIXED      AVERAGE     VARIABLE     AVERAGE
                                         RATE       FIXED        RATE       VARIABLE
MATURITY                                AMOUNT       RATE       AMOUNT        RATE
--------                              ----------   --------   -----------   --------
2000................................  $1,146,893     8.96%    $ 4,704,172     7.55%
2001................................   1,252,827     8.96       5,846,810     7.55
2002................................   1,366,482     8.96       4,485,815     7.55
2003................................   1,454,482     8.96       4,840,766     7.55
2004................................     620,509     9.08       5,223,930     7.93
Thereafter..........................   2,023,866     9.08      72,070,669     7.93

    In addition, the Company has a line of credit and other short-term notes payable in a total amount of $8,573,000 at December 31, 1999. These credit facilities rates of interest range between 7.75 percent to 8.50 percent.

    In January 2000, the Company entered into a 3-year revolving line of credit agreement with Coast Business Credit. Borrowings under this agreement are limited to 85% of the eligible accounts receivables to a maximum of $20 million. This loan bears interest at 0.5% above the prime rate as published in the Wall Street Journal, adjusted monthly.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company as of December 31, 1999 and 1998 together with Independent Auditors' Report are included in this Form 10-K on the pages indicated below.

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     20

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     21

Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................     22

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............     23

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................     24

Notes to Consolidated Financial Statements..................     26

Supplemental Schedule to Consolidated Financial Statements
  Schedule II--Valuation and Qualifying Accounts............     38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Great Lakes Aviation, Ltd.:

    We have audited the accompanying consolidated balance sheets of Great Lakes Aviation, Ltd. (an Iowa Corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements we have also audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                              /s/ KPMG LLP
                                          --------------------------------------
                                              KPMG LLP

Des Moines, Iowa
March 10, 2000

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash......................................................  $     83,957   $    188,987
  Accounts receivable (note 4)..............................    12,575,663      8,374,590
  Inventories, net (notes 1 and 4)..........................    17,975,354     18,458,254
  Prepaid expenses and other current assets.................       643,443        622,538
                                                              ------------   ------------
    Total current assets....................................    31,278,417     27,644,369

Property and equipment:
  Flight equipment (notes 2 and 4)..........................   122,250,002     45,532,765
  Other property and equipment..............................     5,187,840      4,553,503
  Less accumulated depreciation and amortization............   (12,073,477)    (7,967,934)
                                                              ------------   ------------
    Total property and equipment............................   115,364,365     42,118,334
                                                              ------------   ------------
Other assets................................................     2,233,234      3,018,555
                                                              ------------   ------------
                                                              $148,876,016   $ 72,781,258
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable and current maturities of long-term debt
    (note 4)................................................  $ 14,423,711   $ 13,647,109
  Accounts payable..........................................    12,727,479     12,250,863
  Accrued liabilities and unearned revenue..................     4,783,057      3,750,528
  Deferred lease payments...................................     2,456,624      1,020,780
                                                              ------------   ------------
    Total current liabilities...............................    34,390,871     30,669,280
                                                              ------------   ------------
Long-term debt, net of current maturities (note 4)..........    98,700,724     28,471,122
Deferred credits............................................     4,627,510      4,936,631
Deferred lease payments.....................................     2,537,529      2,854,329
Stockholders' equity: (note 4)
  Common stock, $.01 par value; 50,000,000 shares
    authorized, 8,637,440 and 8,590,843 shares issued and
    outstanding at December 31, 1999 and 1998...............        86,374         85,908
  Paid-in capital...........................................    31,609,841     31,568,800
  Accumulated deficit.......................................   (23,076,833)   (25,804,812)
                                                              ------------   ------------
      Total stockholders' equity............................     8,619,382      5,849,896
                                                              ------------   ------------
Commitments and contingencies (notes 3, 4, and 8)
                                                              $148,876,016   $ 72,781,258
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       DECEMBER 31, 1999, 1998, AND 1997

                                                          1999           1998           1997
                                                      ------------   ------------   ------------
Operating revenues:
  Passenger.........................................  $106,661,151   $ 93,440,953   $ 75,204,197
  Public service....................................    16,228,491     15,026,050      6,130,964
  Freight, charter, and other.......................     8,480,361      5,564,957      2,454,836
                                                      ------------   ------------   ------------
    Total operating revenues........................   131,370,003    114,031,960     83,789,997
                                                      ------------   ------------   ------------
Operating expenses:
  Salaries, wages, and benefits.....................    33,037,214     29,106,739     22,091,493
  Aircraft fuel.....................................    16,557,193     13,973,669     13,206,289
  Aircraft maintenance materials and repairs........    17,477,722      9,425,672      7,040,982
  Commissions.......................................     5,796,046      5,559,553      5,552,485
  Depreciation and amortization.....................     4,778,770      3,499,409      4,191,856
  Aircraft rental (note 3)..........................    13,194,042     16,511,288     10,712,135
  Other rentals and landing fees....................     6,503,750      6,374,889      5,442,825
  Other operating expense...........................    25,316,303     22,922,191     19,968,330
  Excess aircraft, shutdown and other non-recurring
    expenses (note 2)...............................            --        145,805      9,233,839
                                                      ------------   ------------   ------------
    Total operating expenses........................   122,661,040    107,519,215     97,440,234
                                                      ------------   ------------   ------------
    Operating income (loss).........................     8,708,963      6,512,745    (13,650,237)

Other expense:
  Interest expense, net.............................     5,974,213      3,485,357      4,620,424
  Loss on sale of assets and other property.........         6,771        190,578             --
                                                      ------------   ------------   ------------
    Income (loss) before income taxes...............     2,727,979      2,836,810    (18,270,661)
Income tax expense (benefit)........................            --        115,000             --
                                                      ------------   ------------   ------------
    Net income (loss)...............................  $  2,727,979   $  2,721,810   $(18,270,661)
                                                      ============   ============   ============

Net income (loss) per share
  Basic.............................................  $       0.32   $       0.34   $      (2.41)
  Diluted...........................................  $       0.29   $       0.31   $      (2.41)
Average shares outstanding
  Basic.............................................     8,634,204      7,924,719      7,588,792
  Diluted...........................................     9,335,991      8,702,792      7,588,792

          See accompanying notes to consolidated financial statements.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                      COMMON STOCK
                                 ----------------------     PAID-IN     ACCUMULATED
                                   SHARES       AMOUNT      CAPITAL       DEFICIT         TOTAL
                                 -----------   --------   -----------   ------------   ------------
Balance at December 31, 1996...   7,586,326    $75,863    $28,919,765   $(10,255,961)  $ 18,739,667

Issuance of warrants...........          --         --        650,000             --        650,000
Issuance of common stock.......       2,795         28          7,606             --          7,634
Net loss.......................          --         --             --    (18,270,661)   (18,270,661)
                                  ---------    -------    -----------   ------------   ------------
Balance at December 31, 1997...   7,589,121     75,891     29,577,371    (28,526,622)     1,126,640

Issuance of common stock.......   1,001,722     10,017      1,991,429             --      2,001,446
Net income.....................          --         --             --      2,721,810      2,721,810
                                  ---------    -------    -----------   ------------   ------------
Balance at December 31, 1998...   8,590,843     85,908     31,568,800    (25,804,812)     5,849,896

Issuance of common stock.......      46,597        466         41,041             --         41,507
Net income.....................          --         --             --      2,727,979      2,727,979
                                  ---------    -------    -----------   ------------   ------------
Balance at December 31, 1999...   8,637,440    $86,374    $31,609,841   $(23,076,833)  $  8,619,382
                                  =========    =======    ===========   ============   ============

          See accompanying notes to consolidated financial statements.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                           1999          1998           1997
                                                        -----------   -----------   ------------
Operating activities:
  Net income (loss)...................................  $ 2,727,979   $ 2,721,810   $(18,270,661)

  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Write down of Brasilia assets and accrued disposal
      costs...........................................           --       145,805      1,299,431
    Depreciation and amortization.....................    4,778,770     3,499,409      4,888,896
    Loss on disposal of assets, net...................       (6,771)      190,578        312,291
    Change in current operating items:
      Accounts receivable, net........................   (4,201,073)   (3,822,074)     1,748,979
      Inventories, net................................     (965,654)   (6,846,326)    (1,797,983)
      Prepaid expenses and other current assets.......      (20,905)      195,249      1,633,016
      Deposits on flight equipment....................           --       (34,500)      (324,500)
      Accounts payable and accrued liabilities........    1,200,024     2,882,576     (1,582,275)
      Deferred lease payments.........................    2,439,351      (738,304)     5,255,598
      Other...........................................      606,625            --             --
                                                        -----------   -----------   ------------
        Net cash provided by (used in) operating
          activities..................................    6,558,346    (1,805,777)    (6,837,208)
                                                        -----------   -----------   ------------

Investing activities:
  Purchases of flight equipment and other property and
    equipment.........................................   (1,704,862)     (630,542)    (1,058,732)
  Proceeds from the sale of flight equipment..........       15,131         3,900      2,246,725
  Purchase of certificate of deposit..................           --            --     (2,246,725)
  Decrease (increase) in other assets.................       85,321      (490,874)       220,045
  Proceeds from certificate of deposit................           --     2,246,725             --
                                                        -----------   -----------   ------------
        Net cash provided by (used in) investing
          activities..................................   (1,604,410)    1,129,209       (838,687)
                                                        -----------   -----------   ------------

Financing activities:
  Proceeds from issuance of debt......................       20,456            --      4,300,000
  Repayment of long-term debt.........................   (3,988,130)   (2,200,021)    (3,302,288)
  Proceeds from short-term note payable and line of
    credit............................................      455,000     7,683,520             --
  Payments on short-term note payable and line of
    creidt............................................   (1,587,799)   (5,625,174)            --
  Proceeds from sale of common stock..................       41,507     1,001,446          7,634
                                                        -----------   -----------   ------------
        Net cash provided by (used in) financing
          activities..................................   (5,058,966)      859,771      1,005,346
                                                        -----------   -----------   ------------
        Net change in cash............................     (105,030)      183,203     (6,670,549)

Cash:
  Beginning of year...................................      188,987         5,784      6,676,333
                                                        -----------   -----------   ------------
  End of year.........................................  $    83,957   $   188,987   $      5,784
                                                        ===========   ===========   ============
Supplementary cash flow information:
  Cash paid during the year for:
    Interest..........................................  $ 5,445,242   $ 3,816,844   $  4,026,281
    Income taxes......................................           --            --             --
                                                        ===========   ===========   ============

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                           1999          1998           1997
                                                        -----------   -----------   ------------
  Noncash transactions--
    Long-term debt issued in acquisition of Beechcraft
      1900D airliners.................................  $75,665,924   $        --   $         --
    Conversion of deferred lease payments to long-term
      debt............................................    1,320,307            --             --
    Inventory returned in exchange for reduction of
      line of credit..................................      944,554            --             --
                                                        -----------   -----------   ------------
                                                        $77,930,785   $        --   $         --
                                                        ===========   ===========   ============
    Reduction of notes payable through sale-leaseback
      transactions....................................  $        --   $        --   $ 40,633,798
    Issuance of warrant...............................           --            --        650,000
    Conversion of lease obligation to notes payable...           --            --        528,629
    Conversion of accounts payable to notes payable...           --            --      1,798,829
    Flight equipment exchanged for payment of notes
      payable.........................................           --            --        950,000
                                                        -----------   -----------   ------------
                                                        $        --   $        --   $ 44,561,256
                                                        ===========   ===========   ============
    Disposition of Beechcraft 1900C aircraft through
      like kind exchange..............................  $        --   $23,724,490   $         --
    Cancellation of long-term debt associated with
      Beechcrat 1900C aircraft........................           --    17,337,009             --
    Acquisition of Beechcraft 1900D aircraft through
      like kind exchange..............................           --    22,333,455             --
    Long-term debt issued in acquisition of Beechcraft
      1900D aircraft through like-kind exchange.......           --    20,379,451             --
    Common stock issued in exchange for reduction of
      accounts payable................................           --       750,000             --
    Common stock issued in exchange for termination of
      notes payable...................................           --       250,000             --
                                                        -----------   -----------   ------------
                                                        $        --   $84,774,405   $         --
                                                        ===========   ===========   ============

          See accompanying notes to consolidated financial statements.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

    CORPORATE ORGANIZATION

The consolidated financial statements include the accounts of Great Lakes
    Aviation, Ltd. (Great Lakes) and its wholly owned subsidiary, RDU Inc.
    (RDU), referred to collectively herein as the Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

    BUSINESS

The Company operates as United Express under a cooperative marketing agreement
    (United Express Agreement) with United Airlines, Inc. (United) and provides service to 67 destinations in the Upper Midwest and West as of December 31, 1999.

The United Express Agreement expired on December 31, 1997. In 1999 and 1998, the
    Company and United have been operating as if the principal day-to-day operational provisions of the previous code sharing agreement are still effective. The Company and United have entered into negotiations to renew the code sharing agreement and during 1998 the Company expanded the services provided as a United Express carrier at United's Denver hub. While the Company intends to obtain a new code sharing agreement containing satisfactory terms, no assurance can be given that this actually will be accomplished. Any failure to enter into a new code sharing agreement, any material adverse change in the terms from the prior code sharing agreement, or any substantial decrease in the number of routes served by the Company under this agreement could have a material adverse effect on the Company's business.

In 1997, the Company reported a substantial loss which affected the Company's liquidity position. Thereafter, the Company restructured and the extended the repayment terms of lease and debt agreements, and achieved improvements in its operating results and cash flows. The Company achieved profitable operating results in 1998 and 1999 and, in January 2000, the Company restructured the repayment terms of its short-term debt obligations with Raytheon Aircraft Corporation (see note 4). Additionally, the Company negotiated definitive agreements for the purchase of 22 Beechcraft 1900D aircraft that previously has been leased, and reconciled and established repayment terms on its trade payable account with Raytheon.

A subtantial portion of cash generated from operations is used to service the Company's outstanding indebtedness and all of the Company's assets have been pledged to secure this indebtedness. The Company's future operations are dependent on the attainment of certain objectives, including continued growth in revenues, net income and positive operating cash flows. There can be no assurance that these financial objectives will be achieved, and if or when needed, that the Company will be able to obtain any additional equity or debt financing, or that such financing, if obtained, would be on terms favorable to the Company.

Passenger revenues during 1999, 1998, and 1997 were derived 100 percent, 99 percent and 84 percent from United Express operations, 0 percent, 0 percent and 8 percent from Midway Connection and 0 percent, 1 percent and 8 percent from Great Lakes Airlines operations. Approximately 68 percent, 49 percent, and 50 percent of the United Express passengers connected with United for the years ended December 31, 1999, 1998, and 1997, respectively.

From October 1, 1995 to May 16, 1997, the Company operated as a "Midway
    Connection" carrier under a cooperative marketing agreement (Midway Connection Agreement) with Midway Airlines, Inc. (Midway) and served Raleigh/Durham from 14 destinations in eight states located along the East

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS (CONTINUED)
    Coast. From August 1995 to May 16, 1997, the Company served nine destination in Arizona, New Mexico, and Mexico (collectively, the Southwest) as Great Lakes Airlines. The Midway Connection and Southwest operations were terminated on May 16, 1997 after the Company temporarily suspended flight operations (see note 2).

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

    ACCOUNTS RECEIVABLE

Substantially all accounts receivable balances are due from various airlines, with approximately 60 percent of the December 31, 1999, balance and 41 percent of the December 31, 1998, balance due from United. All receivables are pledged as collateral securing a $5,000,000 line of credit and a $5,000,000 short term note.

    INVENTORIES

Inventories consist of flight equipment spare parts and fuel and are stated at the lower of average cost or market. An allowance for depreciation is provided at rates which depreciate the cost of flight equipment spare parts, less estimated residual value, over the estimated useful lives of the related aircraft. The accumulated allowances were $8,733,827 and $8,057,377, respectively, at December 31, 1999 and 1998. Expendable parts are charged to maintenance expense as used. Inventories consisting of Beech aircraft spare parts and equipment were pledged as collateral securing a $5,000,000 line of credit and a $5,000,000 short term note.

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

    OTHER ASSETS

Approximately $1,475,500 of long-term deposits on aircraft operating leases at December 31, 1999 and 1998, were included in other assets.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS (CONTINUED) DEFERRED LEASE PAYMENTS

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

    INCOME/LOSS PER SHARE

Basic income (loss) per share have been computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each of the years presented. Diluted income (loss) per share have been calculated by also including in the computation the impact of the issuance of common stock pursuant to the exercise of outstanding warrants and the effect of those employee stock options granted to employees as potential common stock that would be dilutive. Since the Company had suffered a net loss in the year ended December 31, 1997, the effects of potential common stock issuance's were not included in the calculation, as their effects would be anti-dilutive.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS (CONTINUED) STOCK OPTION PLANS

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

Long-term debt:

    Based upon the Company's concentration of long-term debt with the manufacturer of aircraft, the fair value of long-term debt was not reasonably determinable.

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

Subsequent to the Shutdown, the Company incurred continuing operating expenses, (including significant maintenance expenses, grounded aircraft rental and depreciation, Brasilia disposal and lease termination costs, employee related costs and certain other costs) related to the shutdown. When flight operations were resumed, on a reduced basis on May 23, 1997, the Company terminated its flight operations as Midway Connection and as Great Lakes Airlines in the Southeastern and Southwestern United States, respectively. The costs related to the Shutdown and termination of operations in those areas in the amount of $9,233,839 are included as shutdown and other nonrecurring expenses.

In connection with the reduced flight operations discussed above, the Company identified seven Embraer Brasilia 30 passenger aircraft (Brasilia) as being excess, which were not needed by the Company to conduct its core United Express operation. The Company's intent was to dispose of seven Brasilia aircraft (including two aircraft which were returned to the lessor in June 1997). Consistent with the intent to dispose of these Brasilia aircraft, the Company reduced the carrying value of owned aircraft to their estimated net realizable value, accrued future lease payments estimated to be unrecoverable,

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

(2) SHUTDOWN AND OTHER NONRECURRING EXPENSES (CONTINUED) accrued estimated lease termination costs, and reduced the carrying value of the related Brasilia spare part inventories to their net realizable value at December 31, 1997.

In February 1998, the Company entered into an agreement to sell all of their remaining Brasilia aircraft and their Brasilia spare part inventories and began negotiating with the lessors and creditors for release of the Brasilia aircraft. In April 1998, due to the expanded service into the Denver market, the Company determined that they had a continued need for five of their Brasilia aircraft, and began negotiating with the other party for a modification of the agreement. The agreement to sell all the Brasilia aircraft was modified and the Company disposed of only two aircraft and utilizes the remaining Brasilia aircraft in its operations. As a result of the modification in the agreement to sell Brasilia aircraft, the Company reversed, in 1998, an accrual of $543,933 that was made in 1997 for the intended disposal of three Brasilia aircraft that did not occur. Offsetting, this reversal was an additional accrual of $689,738 needed for a final settlement reached regarding two Brasilia aircraft that were returned to a lessor in 1997, resulting in a net non-recurring charge of $145,805 in 1998.

(3) FLIGHT EQUIPMENT AND OTHER LEASE COMMITTMENTS

The Company's airline fleet consisted of Beechcraft Model 1900 (Beechcraft)
    19-passenger and Embraer Brasilia 30-passenger aircraft summarized as follows at December 31:

                                                             1999                                 1998
                                              ----------------------------------   ----------------------------------
                                              BEECHCRAFT   BEECHCRAFT              BEECHCRAFT   BEECHCRAFT
                                                1900C        1900D      BRASILIA     1900C        1900D      BRASILIA
                                              ----------   ----------   --------   ----------   ----------   --------
Owned.......................................      --           28           4          --            6           4
Operating leases............................       4           12           4           5           34           4
                                                  --           --          --          --           --          --
                                                   4           40           8           5           40           8
                                                  ==           ==          ==          ==           ==          ==

The Company returned two Brasilia aircraft to a lessor in June 1997. In addition the Company entered into a short-term note agreement in August 1997 with the lessor which covered unpaid rentals due at that time. In 1998, the Company's lease agreement was terminated, and in February 1999, the Company reached an agreement with the lessor for lease termination costs and the unpaid balance of the short-term note. The settlement agreement called for a total cash payment of $850,000 which was paid in 1999.

During 1998, the Company exchanged seven owned Beechcraft 1900C aircraft with Raytheon for six Beechcraft 1900D aircraft. The transaction was treated as a non monetary exchange and as such the loss on the disposal of the seven Beechcraft 1900C aircraft was included in the basis of the six Beechcraft 1900D aircraft. The resulting basis of the six Beechcraft 1900D aircraft did not exceed their fair market value.

On April 23, 1998, the Company received twenty-two Beechcraft 1900D aircraft from Raytheon. The Company was paying $30,007 a month for each aircraft as rent to Raytheon. In July 1999, the Company entered into a written agreement with Raytheon to purchase these aircraft through the issuance of notes payable to Raytheon.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(3) FLIGHT EQUIPMENT AND OTHER LEASE COMMITTMENTS (CONTINUED)

As of December 31, 1999 lease commitments for aircraft and other property were as follows:

                             BEECHCRAFT
                                1990           BRASILIA       OTHER            TOTAL
                             -----------      -----------   ----------      ------------
2000...................      $ 6,816,000      $ 2,709,888   $1,505,000      $ 11,030,888
2001...................        6,816,000        2,709,888      334,000         9,859,888
2002...................        6,816,000        2,709,888      229,000         9,754,888
2003...................        6,816,000        2,467,788      211,000         9,494,788
2004...................        6,816,000        1,741,488      168,000         8,725,488
Thereafter.............       43,718,000       14,149,590           --        57,867,590
                             -----------      -----------   ----------      ------------
                             $77,798,000      $26,488,530   $2,447,000      $106,733,530
                             ===========      ===========   ==========      ============

(4) NOTES PAYABLE AND LONG-TERM DEBT

Raytheon Aircraft Corp. and its financing affiliates (collectively, "Raytheon") is the Company's primary aircraft supplier and largest creditor. The Company has financed all of its Beechcraft 1900 aircraft and one of its Brasilia aircraft and pursuant to lease and debt agreements with Raytheon, and Raytheon has also extended the Company a total $10 million through a line of credit and a short-term note payable to finance the Company's operating cash needs (collectively, the "Raytheon Agreements"). The line of credit and a short-term note payable as extended, are payable on demand. On January 7, 2000, the Company entered into an agreement with Coast Business Credit for a $20 million revolving credit facility. In connection with entering into the revolving credit facility, the Company paid Raytheon $5 million on the short-term notes and entered into an agreement with Raytheon, whereby Raytheon would receive certain aircraft parts, valued at the current replacement cost, as payment for the remaining line of credit balance.

In January 2000, the Company entered into an agreement with a lending institution for a $20 million revolving credit facility. This credit facility bears interest at prime plus 0.5%, payable monthly, and requires a minimum loan balance of $7,000,000. Borrowings under this facility are payable on demand and are limited to certain eligible accounts receivable ($7,751,000 maximum availability at inception). The line of credit agreement is effective through December 31, 2002. The line of credit agreement contains various restrictive covenants which require the Company to maintain minimum levels of tangible net worth and remain current on all other outstanding debt obligations, among other matters. The credit facility also limits additional indebtedness, capital expenditures and dividends. The Company was in compliance with all such covenants at the inception of the agreement.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(4) NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)
Notes payable and current maturities of long-term debt consist of the following at December 31, 1999 and 1998:

                                                        1999          1998
                                                     -----------   -----------
Term note to Raytheon(A)...........................  $ 5,000,000   $ 5,000,000
Line of credit with Raytheon(B)....................    3,572,647     4,800,000
Other short-term note(C)...........................           --       850,000
Current maturities of long-term debt...............    5,851,064     2,997,109
                                                     -----------   -----------
                                                     $14,423,711   $13,647,109
                                                     ===========   ===========

------------------------

(A) The Company entered into a short-term note with Raytheon in July 1997 which is payable on demand. The interest rate is variable and based on the prime lending rate. The rate charged at December 31, 1999 and 1998 was
    8.50 percent and 8.50 percent, respectively. The note is secured by accounts receivable and Beech aircraft spare parts and equipment and is cross-collaterialized with the other Raytheon agreements.

(B) The Company entered into a $2.5 million line of credit with Raytheon that was later amended and increased to $5.0 million. The line of credit expired on March 31, 1997, and is due upon demand. The interest rate is variable and based on the prime lending rate. The rate charged at December 31, 1999 and 1998 was 8.50 percent and 8.50 percent, respectively. The note is secured by accounts receivable and Beech aircraft spare parts and inventory and is cross-collaterialized with the other Raytheon agreements.

(C) A short-term note payable relating to aircraft the Company leased in 1997. The amount was repaid in 1999.

Long-term debt, including unamortized warrant consists of the following at December 31, 1999 and 1998:

                                                        1999          1998
                                                    ------------   -----------
Raytheon(D).......................................  $ 97,151,706   $22,551,187
Other long-term notes(E)..........................     7,887,582     8,917,044
                                                    ------------   -----------
                                                     105,039,288    31,468,231
Less current maturities of long-term debt.........     5,851,064     2,997,109
                                                    ------------   -----------
                                                    $ 99,188,224   $28,471,122
                                                    ============   ===========

------------------------

(D) The Raytheon notes consist of 29 term notes in 1999 and seven term notes in 1998. As discussed in note 3, the Company exchanged seven aircraft for six aircraft during 1998. In connection with this exchange, seven of the term notes outstanding at December 31, 1997 were terminated and six new term notes were entered into in 1998. On July 1, 1999, the Company entered into 22 term notes to purchase 22 1900D Beechcraft airliners. The outstanding notes at December 31, 1999 require monthly payments ranging from $30,000 to $84,500, including interest, with total payments on these notes approximating $984,500 per month. The interest rates on the notes range from
    7.15 percent to 8.5 percent as of December 31, 1999, and December 31, 1998. Seven of the term notes bear interest at variable rates and 22 of the term notes bear a fixed interest rate for 50 months, and become variable

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(4) NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED) for the remainder of their term. The notes mature from October 2001 to August 2012 and are collateralized by aircraft.

(E) Other long-term notes consist of four term notes which require monthly or quarterly payments including interest. The interest rates on the notes are approximately 9.05 percent at December 31, 1999 and 1998. Three of these notes are collateralized by aircraft.

In connection with the refinancing of the Company's long-term notes, short term note agreements, and the restructuring of the Company's lease agreements, the Company issued Raytheon a warrant to purchase one million shares of the Company's stock, at the then current market price of the stock. The warrant is exercisable for ten years beginning July 16, 1998 at a price of $.75 per share. Accordingly, the Company has recorded a discount equal to the estimated fair value of the warrant on the date of issuance ($650,000), which is being amortized as additional interest expense over the weighted average life of the debt and lease agreements to which it relates. As of December 31, 1999, the remaining unamortized discount is $487,500, and is included above as a component of long-term debt.

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

As of December 31, 1999, the long-term debt obligations (before unamortized warrant discount of $487,500) due in the five subsequent years and thereafter were as follows:

                               BEECHCRAFT
                                  1900S          BRASILIAS        OTHER           TOTAL
                               -----------      -----------      --------      ------------
2000.....................      $ 3,852,365      $ 1,989,789      $ 8,909       $  5,851,064
2001.....................        4,921,929        2,166,162       11,547          7,099,638
2002.....................        3,717,398        2,136,966           --          5,854,364
2003.....................        4,840,766        1,454,482           --          6,295,248
2004.....................        5,223,930          620,509           --          5,844,439
Thereafter...............       72,070,669        2,023,866           --         74,094,535
                               -----------      -----------      -------       ------------
                               $94,627,327      $10,391,505      $20,456       $105,039,288
                               ===========      ===========      =======       ============

(5) INCOME TAXES

Income taxes for the year ended December 31, 1998 consisted of current state income taxes of $115,000.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(5) INCOME TAXES (CONTINUED)

The federal statutory tax rate differs from the Company's effective income tax rate for the years ended December 31 as follows:

                                                             1999          1998          1997
                                                           --------      --------      --------
Federal statutory rate...............................        34.0%         34.0%        (34.0)%
State income taxes, net of federal benefit...........          --           4.5          (4.0)
Change in valuation allowance........................       (34.0)%       (34.0)%        38.0%
                                                            -----         -----         -----
                                                               --%          4.5%           --%
                                                            =====         =====         =====

Deferred tax assets (liabilities) as of December 31 were as follows:

                                                          1999             1998
                                                      ------------      -----------
Deferred tax assets
  Net operating loss carry forwards.............      $ 10,363,000      $ 9,056,000
  Accrued liabilities and other.................         6,190,000        3,850,000
                                                      ------------      -----------
    Total gross deferred tax asset..............        16,553,000       12,906,000
    Less valuation allowance....................       (12,017,000)      (9,098,000)
                                                      ------------      -----------
    Total deferred tax asset....................         4,536,000        3,808,000
Deferred tax liabilities
  Property and equipment........................        (4,536,000)      (3,808,000)
                                                      ------------      -----------
    Total deferred tax asset (liability)........      $         --      $        --
                                                      ============      ===========

The Company has net operating loss carry forwards for federal income tax purposes totaling approximately $29,608,000 at December 31, 1999, expiring in years from 2005 through 2019. The net change in total valuation allowance for the years ended December 31, 1999 and 1998 was a increase (decrease) of $2,919,000 and $(306,000), respectively.

(6) EMPLOYEE BENEFIT PLANS

    401(K)

The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all employees. The Company matches up to 4 percent of participating employees' contributions. Company contributions totaled $337,000 in 1999, $268,000 in 1998 and $276,000 in 1997.

    STOCK OPTION PLANS

The Company has adopted The Great Lakes Aviation, Ltd. Option Plan and the 1993
    Director Stock Option Plan (the Plans). The Plans permit the grant of qualified incentive stock options or non-qualified stock options covering in the aggregate 600,000 shares of the Company's common stock to be granted to key employees, officers, and directors of the Company. Options outstanding under the Plans become exercisable one-fifth in years one through five from the date of grant. The options expire after ten years from the date of grant. Options are forfeited upon termination for reasons other than retirement, death or disability.

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(6) EMPLOYEE BENEFIT PLANS (CONTINUED)
The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plans, both of which are fixed stock option plans. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Company's fixed stock option plans been determined consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been impacted as follows:

                                                 YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                             1998         1997          1997
                                          ----------   ----------   ------------
Net income (loss) as reported...........  $2,727,979   $2,721,810   $(18,270,661)
Pro forma net income (loss).............  $2,571,000   $2,643,717   $(18,294,508)
Basic income (loss) per share as
  reported..............................  $     0.32   $     0.34   $      (2.41)
Pro forma basic income (loss) per
  share.................................  $     0.30   $     0.33   $      (2.41)
Diluted income (loss) per share as
  reported..............................  $     0.29   $     0.31   $      (2.41)
Pro forma diluted income (loss) per
  share.................................  $     0.28   $     0.30   $      (2.41)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were applied in determining pro forma compensation cost:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Risk-free interest rate..........................     5.10%      5.77%      6.63%
Expected dividend yield..........................        0%         0%         0%
Expected option life.............................        5          5          5
Expected Stock price volatility..................    93.20%     89.68%     77.81%

A summary of the status of the Company's fixed option plans as of December 31, 1999, 1998, and 1997 and changes during the years ended on those dates is presented below:

                                              1999                   1998                   1997
                                      --------------------   --------------------   --------------------
                                                 WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                  AVERAGE                AVERAGE                AVERAGE
                                                 EXERCISE               EXERCISE               EXERCISE
                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                      --------   ---------   --------   ---------   --------   ---------
Outstanding at beginning of year....  330,000      $3.26       68,000     $6.43      189,500     $4.48
Granted.............................   50,000      $2.75      277,000     $2.77       10,000     $1.41
Forfeited...........................  (70,000)     $2.82      (15,000)    $2.75     (131,500)    $3.90
                                      -------                --------               --------
Outstanding at end of year..........  310,000      $3.27      330,000     $3.26       68,000     $5.15
                                      =======                ========               ========
Options exercisable at year end.....   90,800      $4.43       40,800     $6.09       28,600     $6.43
Weighted-average fair value of
  options granted during the year...    $2.03                   $2.05                  $0.92

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(6) EMPLOYEE BENEFIT PLANS (CONTINUED)
A summary of stock options outstanding and exercisable as of December 31, 1999 are as follows:

                                         OPTIONS OUTSTANDING
                           -----------------------------------------------        OPTIONS EXERCISABLE
                                            WEIGHTED                         ------------------------------
                                            AVERAGE           WEIGHTED                         WEIGHTED
                             NUMBER      REMAINING LIFE   AVERAGE EXERCISE     NUMBER      AVERAGE EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING      (YEARS)            PRICE         EXERCISABLE        PRICE
------------------------   -----------   --------------   ----------------   -----------   ----------------
      $1.41                   10,000          6.5              $ 1.41           4,000           $ 1.41
      $2.75                  242,000          8.6              $ 2.75          38,400           $ 2.75
  $3.875-$5.785               48,000          5.5              $ 4.71          38,400           $ 4.71
      $11.00                  10,000          3.0              $11.00          10,000           $11.00
                             -------                                           ------
                             310,000                                           90,800
                             =======                                           ======

    EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an employee stock purchase plan. Under the plan, certain employees are eligible to purchase an aggregate of not more than 125,000 shares of the Company's common stock at 95 percent of the lower of the fair market value at the beginning or the end of the calendar year in which the shares are purchased. In 2000 and 1999, 10,451 and 46,597 shares were purchased with 1999 and 1998 payroll withholdings, respectively.

(7) INCOME (LOSS) PER SHARE

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented:

                                                                YEARS ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
                                             1999                                       1998                         1997
                           ----------------------------------------   ----------------------------------------   ------------
                              INCOME         SHARES       PER-SHARE      INCOME         SHARES       PER-SHARE      INCOME
                           (NUMERATOR)    (DENOMINATOR)    AMOUNT     (NUMERATOR)    (DENOMINATOR)    AMOUNT     (NUMERATOR)
                           ------------   -------------   ---------   ------------   -------------   ---------   ------------
Basic income (loss) per
  share
  Net income attributed
    to Common
    shareholders.........   $2,727,979      8,634,204       $0.32      $2,721,810      7,924,719       $0.34     $(18,270,661)
                                                            =====                                      =====
Effect of dilutive
  securities
  Stock warrants.........           --        695,542                          --        754,343                          --
  Stock options..........           --          6,245                          --         23,730                          --
                            ----------      ---------                  ----------      ---------                 ------------
Diluted income (loss) per
  share
  Net income attributed
    to common
    shareholders.........   $2,727,978      9,335,991       $0.29      $2,721,810      8,702,792       $0.31     $(18,270,661)
                            ==========      =========       =====      ==========      =========       =====     ============

                           YEARS ENDED DECEMBER 31,
                           -------------------------
                                     1997
                           -------------------------
                              SHARES       PER-SHARE
                           (DENOMINATOR)    AMOUNT
                           -------------   ---------
Basic income (loss) per
  share
  Net income attributed
    to Common
    shareholders.........    7,588,792      $(2.41)
                                            ======
Effect of dilutive
  securities
  Stock warrants.........           --
  Stock options..........           --
                             ---------
Diluted income (loss) per
  share
  Net income attributed
    to common
    shareholders.........    7,588,792      $(2.41)
                             =========      ======

Antidilutive options excluded from the above calculations totaled 300,000 options at December 31, 1999 (with a weighted average exercise price of $3.34) and 320,000 options at December 31, 1998 (with a weighted average exercise price of $3.32).

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(8) COMMITMENTS AND CONTINGENCIES

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

The Company leases certain small aircraft used in its charter operations. In
    1999 five Beechcraft Model 1900 19-passenger aircraft used in airline operations were financed under operating leases from a company owned by Great Lakes' president and majority stockholder. Total payments under these leases and other previous leases in prior years that the Company had with other entities that are owned by the Company's president were $1,232,000 in 1999, $1,186,000 in 1998, and $830,000 in 1997.

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

                   GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

(9) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents selected quarterly unaudited financial data for each of the years ended December 31, 1999 and 1998 (in thousands, except for per share information):

                                                 FIRST      SECOND     THIRD      FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                                --------   --------   --------   --------   --------
                     1999
----------------------------------------------
Operating revenues............................  $30,183    $33,300    $36,694    $31,193    $131,370
Operating income..............................      145      2,979      5,326        259       8,709
Net income (loss).............................     (747)     2,034      3,412     (1,971)      2,728
                                                =======    =======    =======    =======    ========
Net income (loss) per share
  Basic.......................................  $ (0.09)   $  0.24    $  0.40    $ (0.23)   $   0.32
  Diluted.....................................  $ (0.09)   $  0.22    $  0.36    $ (0.23)   $   0.29

Weighted average shares outstanding
  Basic.......................................    8,624      8,624      8,637      8,637       8,634
  Diluted.....................................    8,624      9,352      9,365      8,637       9,336

                     1998
----------------------------------------------
Operating revenues............................  $18,861    $27,457    $36,184    $31,530    $114,032
Operating income (loss).......................   (3,021)     2,624      5,782      1,128       6,513
Net (loss)....................................   (3,878)     1,793      4,861        (54)      2,722
                                                =======    =======    =======    =======    ========
Net income (loss) per share
  Basic.......................................  $ (0.51)   $  0.24    $  0.61    $ (0.01)   $   0.34
  Diluted.....................................  $ (0.51)   $  0.22    $  0.56    $ (0.01)   $   0.31

Weighted average shares outstanding
  Basic.......................................    7,589      7,591      7,917      8,591       7,925
  Diluted.....................................    7,589      8,328      8,690      8,591       8,703

For 1999 and 1998 the first and fourth quarters reflect a net loss, the effect of stock options and stock warrants are not included in the calculation of earnings per share because their effects are anti-dulitive. As a result, the total of the four quarters' diluted earnings per share will not equal the diluted earnings per share for the year.

The above financial data includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial data. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year.

                    GREAT LAKES AVIATION LTD. AND SUBSIDIARY
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                               CHARGED TO
                                     BALANCE AT   CHARGED TO      OTHER                    BALANCE AT
CLASSIFICATION                       BEGINNING    COSTS AND     ACCOUNTS-    DEDUCTIONS-     END OF
YEAR ENDED DECEMBER 31               OF PERIOD     EXPENSES    DESCRIBE(1)   DESCRIBE(2)     PERIOD
----------------------               ----------   ----------   -----------   -----------   ----------
1999
Inventory Reserves.................  $8,057,327   $  676,500   $       --    $       --    $8,733,827

1998
Inventory Reserves.................  $3,513,000   $1,027,817   $3,516,510    $       --    $8,057,327

1997
Inventory Reserves.................  $3,082,000   $2,172,000   $       --    $1,741,000    $3,513,000

------------------------

(1) Balance sheet adjustment related to Brasilia aircraft inventory.

(2) Deductions related to scrapped parts and the results of physical inventories.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Executive Officers" and "Election of Directors" in the Proxy Statement for Annual Meeting of Shareholders to be held May 19, 2000 (the "2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between the Company and related parties is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) REPORTS ON FORM 8-K. During the fourth quarter ended December 31, 1999 and during the period from the end of that quarter to the date of this Annual Report, the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

    (b) EXHIBITS

     3.1    Amended and Restated Articles of Incorporation.(1)

     3.2    Amended and Restated Bylaws.(1)

     4.1    Specimen Common Stock Certificate.(1)

    10.1 Promissory Note payable to Raytheon in the amount of $3,445,000, dated December 30, 1992, together with related security agreement.(1)

    10.2 Schedule identifying other Promissory Notes payable to Raytheon Aircraft Credit Corporation, which are substantially identical in all material respects to
              Exhibit 10.1.(1)

    10.3 Form of Aircraft Lease Agreement dated March 6, 1990, by and between Raytheon Aircraft Credit Corporation and the
              Company.(1)

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

    10.18 Aircraft Finance Agreement, dated March 1, 1994, by and between Raytheon Aircraft Credit Corporation and the
              Company.(2)

    10.19 Aircraft Finance Agreement, dated March 1, 1994, by and between Raytheon Aircraft Credit Corporation and the
              Company.(2)

    10.20   Negotiable Promissory Note dated March 30, 1996, from the
              Company to Raytheon Aircraft Credit Corporation.(5)

    10.21   Negotiable Promissory Note, dated July 31, 1996, from the
              Company to Raytheon Aircraft Credit Corporation.(5)

    10.22   Consent Order entered into by the Company and the Federal
              Aviation Administration on May 23, 1997.(4)

    10.23   Warrant Agreement, dated July 23, 1997, by and between
              Raytheon Aircraft Credit Corporation and the Company.(3)

    10.24 $4,000,000 Negotiable promissory Note entered into between registrant and Raytheon Aircraft Credit Corporation, dated
              July 11, 1997, and amended July 31, 1997 and January 8,
              1998.(6)

    10.25 Pledge and Assignment Agreement entered into between registrant and Raytheon Aircraft Credit Corporation, dated
              July 11, 1997.(6)

    10.26 Agreement Pertaining to Loans and Leases entered into between registrant and Raytheon Aircraft Credit
              Corporation, dated July 11, 1997.(6)

    10.27   Security Agreement and Encumbrance Against All Carrier
              Aircraft, Engines, Propellers, Appliances and Spare Parts entered into between registrant and Raytheon Aircraft
              Credit Corporation, dated July 11, 1997.(6)

    10.28 $1,000,000 Negotiable Promissory Note entered into between registrant and Raytheon Aircraft Credit Corporation dated
              January 1, 1998.(6)

    10.29* Loan and Security Agreement, dated as of December 31, 1999, between Coast Business Credit, a division of Southern
              Pacific Bank and the Company.

    10.30* Amendment Number One to Loan and Security Agreement, dated as of January 7, 2000, between Coast Business Credit, a division of Southern Pacific Bank and the Company.

    10.31*  Side Letter, dated as of January 5, 2000, regarding
              Representations and Warranties respecting Sections 5.17 and 5.18 of Loan and Security Agreement, dated as of December 31, 1999, between Coast Business Credit, a division of Southern Pacific Bank and the Company.

    10.32*  Security Agreement and Encumbrance Against Air Carrier
              Aircraft Spare Parts, dated as of December 31, 1999 between Coast Business Credit, a division of Southern
              Pacific Bank and the Company.

    10.33* Intercreditor Agreements, dated December 31, 1999, by and among Coast Business Credit, a division of Southern
              Pacific Bank, Raytheon Aircraft Credit Corporation and the
              Company.

    23.1*   Consent of KPMG LLP

    27*     Financial Data Schedule Statement regarding computation of per share earnings.

------------------------

*   Filed herewith.

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

                                                       GREAT LAKES AVIATION, LTD.

                                                       By              /s/ DOUGLAS G. VOSS
                                                            -----------------------------------------
                                                                         Douglas G. Voss,
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
Dated: April 11, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ DOUGLAS G. VOSS
     -------------------------------------------       President, Chief Executive       April 11, 2000
                   Douglas G. Voss                       Officer and Director

                /s/ THOMAS J. AHMANN
     -------------------------------------------       Vice President, Chief Financial  April 11, 2000
                  Thomas J. Ahmann                       Officer

                /s/ RICHARD A. HANSON
     -------------------------------------------       Vice President, Controller       April 11, 2000
                  Richard A. Hanson

               /s/ VERNON A. MICKELSON
     -------------------------------------------       Director                         April 11, 2000
                 Vernon A. Mickelson

                 /s/ GAYLE R. BRANDT
     -------------------------------------------       Director                         April 11, 2000
                   Gayle R. Brandt

                 /s/ IVAN L. SIMPSON
     -------------------------------------------       Director                         April 11, 2000
                   Ivan L. Simpson

                                 EXHIBIT INDEX

     3.1    Amended and Restated Articles of Incorporation.(1)

     3.2    Amended and Restated Bylaws.(1)

     4.1    Specimen Common Stock Certificate.(1)

    10.1 Promissory Note payable to Raytheon in the amount of $3,445,000, dated December 30, 1992, together with related security agreement.(1)

    10.2 Schedule identifying other Promissory Notes payable to Raytheon Aircraft Credit Corporation, which are substantially identical in all material respects to
              Exhibit 10.1.(1)

    10.3 Form of Aircraft Lease Agreement dated March 6, 1990, by and between Raytheon Aircraft Credit Corporation and the
              Company.(1)

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

    10.18 Aircraft Finance Agreement, dated March 1, 1994, by and between Raytheon Aircraft Credit Corporation and the
              Company.(2)

    10.19 Aircraft Finance Agreement, dated March 1, 1994, by and between Raytheon Aircraft Credit Corporation and the
              Company.(2)

    10.20   Negotiable Promissory Note dated March 30, 1996, from the
              Company to Raytheon Aircraft Credit Corporation.(5)

    10.21   Negotiable Promissory Note, dated July 31, 1996, from the
              Company to Raytheon Aircraft Credit Corporation.(5)

    10.22   Consent Order entered into by the Company and the Federal
              Aviation Administration on May 23, 1997.(4)

    10.23   Warrant Agreement, dated July 23, 1997, by and between
              Raytheon Aircraft Credit Corporation and the Company.(3)

    10.24 $4,000,000 Negotiable promissory Note entered into between registrant and Raytheon Aircraft Credit Corporation, dated
              July 11, 1997, and amended July 31, 1997 and January 8,
              1998.(6)

    10.25 Pledge and Assignment Agreement entered into between registrant and Raytheon Aircraft Credit Corporation, dated
              July 11, 1997.(6)

    10.26 Agreement Pertaining to Loans and Leases entered into between registrant and Raytheon Aircraft Credit
              Corporation, dated July 11, 1997.(6)

    10.27   Security Agreement and Encumbrance Against All Carrier
              Aircraft, Engines, Propellers, Appliances and Spare Parts entered into between registrant and Raytheon Aircraft
              Credit Corporation, dated July 11, 1997.(6)

    10.28 $1,000,000 Negotiable Promissory Note entered into between registrant and Raytheon Aircraft Credit Corporation dated
              January 1, 1998.(6)

    10.29* Loan and Security Agreement, dated as of December 31, 1999, between Coast Business Credit, a division of Southern
              Pacific Bank and the Company.

    10.30* Amendment Number One to Loan and Security Agreement, dated as of January 7, 2000, between Coast Business Credit, a division of Southern Pacific Bank and the Company.

    10.31*  Side Letter, dated as of January 5, 2000, regarding
              Representations and Warranties respecting Sections 5.17 and 5.18 of Loan and Security Agreement, dated as of December 31, 1999, between Coast Business Credit, a division of Southern Pacific Bank and the Company.

    10.32*  Security Agreement and Encumbrance Against Air Carrier
              Aircraft Spare Parts, dated as of December 31, 1999 between Coast Business Credit, a division of Southern
              Pacific Bank and the Company.

    10.33* Intercreditor Agreement, dated December 31, 1999, by and among Coast Business Credit, a division of Southern
              Pacific Bank, Raytheon Aircraft Credit Corporation and the
              Company.

    23.1*   Consent of KPMG LLP

    27*     Financial Data Schedule Statement regarding computation of per share earnings.

------------------------

*   Filed herewith.

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