Form 10-Q
period 2000-03-31
GREAT LAKES AVIATION LTD
filed 2000-05-12
CIK 914397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File No. 0-23224

                           GREAT LAKES AVIATION, LTD.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             IOWA                                        42-1135319
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  1022 AIRPORT PARKWAY, CHEYENNE, WYOMING 82001
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (307)  432-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES       X            NO
                              -------------          ------------

As of May 11, 2000 there were 8,647,891 shares of Common Stock, par value $.01 per share, issued and outstanding.

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART  I.  FINANCIAL INFORMATION......................................................................  1

Item 1.  Financial Statements........................................................................  1

                  a)  Condensed Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999...........................................  1

                  b)  Condensed Consolidated Statements of Operations
                      Three months ended March 31, 2000 and 1999.....................................  2

                  c)  Condensed Consolidated Statements of Cash Flows
                      Three months ended March 31, 2000 and 1999.....................................  3

                  d)  Condensed Notes to the Unaudited Consolidated
                      Interim Financial Statements...................................................  4

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............................................  5

Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk..........................................................................10

PART II.   OTHER INFORMATION.........................................................................10

Item 1.  Legal Proceedings...........................................................................10

Item 2.   Changes in Securities......................................................................10

Item 3.   Defaults Upon Senior Securities............................................................10

Item 4.   Submission of Matters to a Vote of Security Holders........................................10

Item 5.   Other Information..........................................................................10

Item 6.   Exhibits and Reports on Form 8-K...........................................................10

SIGNATURES...........................................................................................11

EXHIBIT INDEX........................................................................................12

PART I:     FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                     (unaudited)
                                                                     March 31, 2000   December 31, 1999
                                                                     --------------    ---------------
                             ASSETS
CURRENT ASSETS:
     Cash                                                             $     373,000      $      84,000
     Accounts receivable, net allowance for doubtful accounts
             of approximately $153,000 and $153,000 respectively         14,154,000         12,576,000
     Inventories, net                                                    18,134,000         17,975,000
     Prepaid expenses and other current assets                              693,000            643,000
                                                                      -------------      -------------
                                             Total current assets        33,354,000         31,278,000
                                                                      -------------      -------------
PROPERTY AND EQUIPMENT:
     Flight equipment                                                   122,260,000        122,250,000
     Other property and equipment                                         5,437,000          5,188,000
     Less accumulated depreciation and amortization                     (13,611,000)       (12,073,000)
                                                                      -------------      -------------
                                     Total property and equipment       114,086,000        115,365,000
OTHER ASSETS                                                              2,127,000          2,233,000
                                                                      -------------      -------------
                                                                      $ 149,567,000      $ 148,876,000
                                                                      =============      =============
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Notes payable and current maturities of long-term debt          $  17,781,000      $  14,424,000
     Accounts payable                                                    14,281,000         12,727,000
     Deferred lease payments                                              2,084,000          2,457,000
     Accrued liabilities and unearned revenue                             3,458,000          4,783,000
                                                                      -------------      -------------
                                        Total current liabilities        37,604,000         34,391,000
                                                                      -------------      -------------
LONG-TERM DEBT, net of current maturities                                97,474,000         98,701,000
DEFERRED LEASE PAYMENTS                                                   2,458,000          2,538,000
DEFERRED CREDITS                                                          4,568,000          4,627,000
STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; 50,000,000 shares authorized,
         8,647,891 and 8,637,440 shares issued and outstanding
         at March 31, 2000, and December 31, 1999 respectively               86,000             86,000
      Paid-in capital                                                    31,631,000         31,610,000
     Accumulated deficit                                                (24,254,000)       (23,077,000)
                                                                      -------------      -------------
                                       Total stockholders' equity         7,463,000          8,619,000
                                                                      -------------      -------------
                                                                      $ 149,567,000      $ 148,876,000
                                                                      =============      =============

                  See condensed notes to financial statements.

            GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31
                           (Unaudited)

                                             2000              1999
                                         -----------      ------------
OPERATING REVENUES:
   Passenger                            $ 25,859,000      $ 23,718,000
   Public service                          4,083,000         4,257,000
   Freight, charter and other              2,008,000         2,208,000
                                        ------------      ------------
Total operating revenues                  31,950,000        30,183,000
                                        ------------      ------------
OPERATING EXPENSES:
   Salaries, wages and benefits            8,439,000         8,267,000
   Aircraft fuel                           4,755,000         3,484,000
   Aircraft maintenance materials
     and component repairs                 3,692,000         3,479,000
   Commissions                             1,138,000         1,356,000
   Depreciation and amortization           1,758,000           897,000
   Aircraft rental                         2,465,000         4,306,000
   Other rentals and landing fees          1,799,000         1,940,000
   Other operating expenses                7,002,000         6,309,000
                                        ------------      ------------
Total operating expenses                  31,048,000        30,038,000
                                        ------------      ------------
Operating income                             902,000           145,000
INTEREST EXPENSE:                          2,079,000           892,000
                                        ------------      ------------
Loss before income taxes                  (1,177,000)         (747,000)
INCOME TAX EXPENSE (BENEFIT)                       -                 -
                                        ------------      ------------
                                          (1,177,000)     $   (747,000)
                                        ============      ============

BASIC AND DILUTED LOSS PER SHARE        $      (0.14)     $       (.09)
                                        ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING        8,637,555         8,624,496
                                        ============      ============

           See condensed notes to financial statements.

                                    GREAT LAKES AVIATION, LTD. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                       FOR THE THREE MONTHS ENDED MARCH 31
                                                   (Unaudited)

                                                                        2000              1999
                                                                     ----------      ------------
OPERATING ACTIVITIES:
    Net loss                                                        $(1,177,000)     $  (747,000)
    Adjustments to reconcile net loss to net cash used in
        operating activities
            Depreciation and amortization                             1,663,000          850,000
            Change in current operating items:
                Accounts receivable, net                             (1,578,000)         209,000
                Inventories, net                                       (284,000)        (368,000)
                Prepaid expenses and other current assets               (50,000)          96,000
                Accounts payable and accrued liabilities                229,000           58,000
                Deferred lease payments and deferred credits           (512,000)       2,272,000
                                                                    -----------      -----------
                    Net cash flows (used in) provided by
                    operating acitivies                              (1,709,000)       2,370,000
                                                                    -----------      -----------
INVESTING ACTIVITIES:
   Purchases of flight equipment and
     other property and equipment                                      (259,000)        (974,000)
   Change in other assets                                               106,000          108,000
                                                                    -----------      -----------
                    Net cash flows used in investing activities        (153,000)        (866,000)
                                                                    -----------      -----------
FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and long term debt         7,715,000                -
   Repayment of notes payable and long term debt                     (1,227,000)        (526,000)
   Payments on short-term note payable and line of credit            (4,358,000)        (166,000)
   Proceeds from sale of common stock                                    21,000           41,000
                                                                    -----------      -----------
                   Net cash flows provided by (used in)
                   financing activities                               2,151,000         (651,000)
                                                                    -----------      -----------
NET CHANGE IN CASH                                                      289,000          853,000
CASH:
   Beginning of period                                                   84,000          189,000
                                                                    -----------      -----------
   End of period                                                    $   373,000      $ 1,042,000
                                                                    ===========      ===========
SUPPLEMENTARY CASH FLOW INFORMATION:
      Cash paid during the period for-
           Interest                                                 $ 2,649,000      $   930,000
                                                                    ===========      ===========

               See condensed notes to financial statements.

                           GREAT LAKES AVIATION, LTD.
                  CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Great Lakes Aviation, Ltd. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. The Company's business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Balance Sheet at December 31, 1999 has been derived from the audited financial statements as of that date. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 and the notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. At March 31, 2000, the Company had no derivative instruments.

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

OVERVIEW

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United. As of March 31, 2000, the Company served 67 destinations in 14 states with 390 scheduled departures each weekday.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND 1999

The following table sets forth certain financial information regarding the
Company:


STATEMENT OF OPERATIONS DATA
                                                       For the Three Months Ended March 31
                                    -------------------------------------------------------------------
                                                     2000                              1999
                                    -------------------------------------       -----------------------
                                                     Cents      % Increase                       Cents
                                                      Per        (decrease)                       Per
                                      Amount          ASM        from 1999      Amount            ASM
TOTAL OPERATING REVENUES           $31,950,000        25.0           5.9%   $30,183,000            22.3
                                   -----------       -----      ---------   -----------       ---------

Salaries, wages and benefits         8,439,000         6.6           2.1      8,267,000             6.1
Aircraft fuel                        4,755,000         3.7          36.5      3,484,000             2.6
Aircraft maintenance materials
   and component repairs             3,692,000         2.9           6.1      3,479,000             2.6
Commissions                          1,138,000         0.9         (16.1)     1,356,000             1.0
Depreciation and amortization        1,758,000         1.4          96.0        897,000             0.7
Aircraft rental                      2,465,000         1.9         (42.8)     4,306,000             3.2
Other rentals and landing fees       1,799,000         1.4          (7.3)     1,940,000             1.4
Other operating expense              7,002,000         5.5          11.0      6,309,000             4.7
                                   -----------       -----     ---------      -----------     ---------
  Total Operating Expenses          31,048,000        24.3           3.4     30,038,000            22.2
                                   -----------       -----     ---------      -----------     ---------
Operating income                       902,000           -         522.1        145,000               -
                                   ===========       =====     =========      ===========     =========
Interest expense (net)               2,079,000         1.6         132.8        893,000             0.7
                                   ===========       =====     =========      ===========     =========


SELECTED OPERATING DATA                                  Increase/(Decrease)
                                              2000             from 1999     1999
                                             -------             ----      -------
Available Seat Miles (000s)                  127,991             (5.5)     135,479
Revenue Passenger Miles (000s)                58,986              1.3       58,201
Passenger Load Factor                           46.1%             3.1 pts     43.0%
Passengers carried                           246,527             11.1      221,813
Average Yield per Revenue Passenger Mile        43.8(cent)        7.4 %       40.8(cent)

OPERATING REVENUES

Operating revenues increased 5.9% to $32.0 million in the first quarter of 2000 from $30.2 million during the first quarter of 1999. The increase in operating revenues resulted from a 7.4% increase to 43.8 cents in average yield per revenue passenger mile in the first quarter of 2000 from 40.8 cents in the first quarter of 1999, and an 11.1% increase in the number of passengers carried to 246,527 in the first quarter of 2000 from 221,813 during the first quarter of 1999.

OPERATING EXPENSES

Total operating expenses increased to $31.0 million from $30.0 million in the first quarter of 1999, primarily as a result of increased pilot training costs due to turnover and higher fuel prices.

Salaries, wages, and benefits expense increased 2.1%, to 6.6 cents per ASM during the first quarter of 2000, from 6.1 cents per ASM during the first quarter of 1999. This increase was due to normal salary increases spread over a smaller ASM base for the first quarter of 2000.

Aircraft fuel expense per ASM increased 36.5%, to 3.7 cents per ASM in the first quarter of 2000 from 2.6 cents in the first quarter of 1999 as a result of an increase in fuel prices which began in late 1999, and continued into 2000.

Aircraft parts and component repair expenses increased 6.1%, to 2.9 cents per ASM during the first quarter of 2000 from 2.6 cents per ASM during the same period in 1999, due to an increased level of scheduled maintenance.

Aircraft rental expense decreased during the first quarter of 2000 to $2.5 million or 1.9 cents per ASM from $4.3 million or 3.2 cents per ASM during the first quarter of 1999. This decrease is due to the Company's purchase and debt financing of 22 1900D aircraft which the Company had previously leased under short-term operating leases.

Interest expense increased to 1.6 cents per ASM for the first quarter of 2000, from 0.7 cents per ASM during the first quarter of 1999. Depreciation and amortization increased to 1.4 cents per ASM during the first quarter of 2000, from 0.7 cents per ASM in the first quarter of 1999. The increases in these expenses was the result of the above-mentioned conversion of short-term leases to aircraft utilizing long-term debt.

Other operating expenses increased to 5.5 cents per ASM in the first quarter of 2000 from 4.7 cents in the first quarter of 1999, primarily due to the increased training of flight crews during the first quarter of 2000 as a result of a higher level of attrition during the quarter.

INCOME TAX EXPENSE (BENEFIT)

No income tax benefit was recorded for the first quarter of 2000 due to the fact that the Company is in a loss carry forward position and it is more likely than not that the benefits will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $373,000 at March 31, 2000 from $84,000 at December 31, 1999. Net cash flows used by operating activities were $1.7 million in the first quarter of 2000 compared to cash flow of $2.4 million in the first quarter of 1999. The major use of cash flow during the first quarter of 2000 was an increase in accounts receivable and the payment of previously deferred aircraft lease payments.

Raytheon is the Company's primary aircraft supplier and largest creditor. The Company has financed all its Beechcraft 1900D aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also provided the Company a $5.0 million working capital line of credit (payable on demand) and had provided a $5.0 million short term loan, payable on demand, which is collateralized by Beechcraft spare parts and equipment and accounts receivable. On January 7, 2000, the Company entered into an agreement with Coast Business Credit, a division of Southern Pacific Bank, for a $20.0 million revolving credit facility. This credit facility bears interest at prime plus 0.5%, payable monthly, and requires a minimum loan balance of $7.0 million. Borrowings under this facility are payable on demand and are limited to certain eligible accounts receivable. The line of credit agreement is effective through December 31, 2002. The line of credit agreement contains various restrictive covenants which require the Company to maintain minimum levels of tangible net worth and remain current on all other outstanding debt obligations, among other matters. The credit facility also limits additional indebtedness, capital expenditures and dividends. The Company was in compliance with all such covenants at March 31, 2000. In connection with entering into this revolving credit facility, the Company paid Raytheon $5.0 million on the short-term loan and entered into an agreement, whereby Raytheon would receive certain aircraft parts as payment for the remaining line of credit balance.

The Company currently leases four 1900C aircraft from Raytheon under short-term operating leases for use in contracted mail. Additionally, the Company has financed seven of its Brasilia aircraft through lease and debt agreements with other unrelated entities.

Capital expenditures related to aircraft and equipment totaled $259,000 in the first quarter of 2000 compared to $974,000 during the first quarter of 1999. Principal repayments were $5.6 million in the first quarter of 2000.

Long-term debt, net of current maturities of $5.5 million, totaled $97.5 million at March 31, 2000 compared to $98.7 million, net of current maturities of $5.5 million, at December 31, 1999.

YEAR 2000 READINESS DISCLOSURE

As of May 11, 2000, the Company has not experienced and does not anticipate any material adverse effects on its systems and operations as a result of Year 2000 issues. Business is continuing as usual, and internal systems will continue to be monitored for any likely disruptions. Further, as of May 11, 2000, the Company has not experienced any operational difficulties as a result of Year 2000 issues with its vendors, suppliers or other critical third parties with whom the Company conducts business. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not year 2000 compliant.

Although the transition to the Year 2000 did not have any significant impact on the Company or its systems and operations, the Company will continue to monitor the impact of Year 2000 on its systems and those of its vendors, suppliers and other critical third parties. The contingency plans that were developed for use in the event of Year 2000-related failures will be maintained and generalized for ongoing business use.

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None to report.

ITEM 5   OTHER INFORMATION

                  None to report.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                       27.1     Financial Data Schedule.

                  (b) Reports on Form 8-K

                       The registrant filed no Current Reports on Form 8-K for the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                           GREAT LAKES AVIATION, LTD.



Dated:    May 11, 2000        By       /s/ DOUGLAS G. VOSS
                                  -------------------------------------
                                        Douglas G. Voss
                                        President and Chief Executive Officer


                               By       /s/ RICHARD A. HANSON
                                  -------------------------------------
                                        Richard A. Hanson
                                        Vice President - Finance

                                  EXHIBIT INDEX


Exhibit
Number                              Description
------                              -----------

27.1                                Financial Data Schedule