Form 10-Q
period 2000-06-30
GREAT LAKES AVIATION LTD
filed 2000-08-11
CIK 914397

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-23224

GREAT LAKES AVIATION, LTD.
(Exact name of registrant as specified in its charter)

IOWA (State or other jurisdiction of incorporation or organization)	42-1135319 (I.R.S. Employer Identification No.)
1022 Airport Parkway, Cheyenne, Wyoming (Address of principal executive offices)	82001 (Zip Code)

Registrant's telephone number, including area code: (307) 432-7000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 11, 2000 there were 8,647,891 shares of Common Stock, par value $.01 per share, issued and outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2000	December 31, 1999
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$180	$84
Accounts receivable, net allowance for doubtful accounts of approximately $153 and $153	17,626	12,576
Inventories, net	17,963	17,975
Prepaid expenses and other current assets	859	643

Total current assets	36,628	31,278

PROPERTY AND EQUIPMENT:
Flight equipment	122,250	122,250
Other property and equipment	5,548	5,188
Less accumulated depreciation and amortization	(15,153)	(12,073)

Total property and equipment	112,645	115,365
OTHER ASSETS	2,314	2,233

	$151,587	$148,876

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable and current maturities of long-term debt	$18,842	$14,424
Accounts payable	13,079	12,727
Deferred lease payments	3,048	2,457
Accrued liabilities and unearned revenue	4,356	4,783

Total current liabilities	39,325	34,391

LONG-TERM DEBT, net of current maturities	96,054	98,701
DEFERRED LEASE PAYMENTS	2,459	2,538
DEFERRED CREDITS	4,519	4,627
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 50,000,000 shares authorized, 8,647,891 and 8,637,440 shares issued and outstanding at March 31, 2000, and December 31, 1999 respectively	86	86
Paid-in capital	31,631	31,610
Accumulated deficit	(22,487)	(23,077)

Total stockholders' equity	9,230	8,619

	$151,587	$148,876

See condensed notes to consolidated financial statements.

GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30
(Unaudited)
(in thousands, except share and per share information)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2000	1999	2000	1999
OPERATING REVENUES:
Passenger	$28,009	$27,340	$53,869	$51,058
Public service	4,344	4,240	8,426	8,497
Freight, charter and other	1,609	1,720	3,617	3,927

Total operating revenues	33,962	33,300	65,912	63,482

OPERATING EXPENSES:
Salaries, wages and benefits	8,534	8,086	16,973	16,354
Aircraft fuel	5,022	3,984	9,777	7,468
Aircraft maintenance materials and component repairs	3,128	3,400	6,832	6,879
Commissions	1,064	1,529	2,202	2,885
Depreciation and amortization	1,762	904	3,520	1,801
Aircraft rental	2,283	4,258	4,748	8,564
Other rentals and landing fees	1,837	1,892	3,636	3,831
Other operating expenses	6,296	6,268	13,286	12,575

Total operating expenses	29,926	30,321	60,974	60,357

Operating income	4,036	2,979	4,938	3,125
INTEREST EXPENSE:	2,269	945	4,348	1,838

Income before income taxes	1,767	2,034	590	1,287
INCOME TAX EXPENSE (BENEFIT)	—	—	—	—

NET INCOME	$1,767	$2,034	$590	$1,287

NET INCOME PER SHARE:
Basic	$.20	$.24	$.07	$.15

Diluted	$.19	$.22	$.06	$.14

WEIGHTED AVERAGE SHARES USED IN COMPUTATION:
Basic	8,647,891	8,624,496	8,642,723	8,624,496
Diluted	9,254,832	9,351,659	9,270,673	9,345,187

See condensed notes to consolidated financial statements.

GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

Consolidated Statements of Cash Flow

For the Six Months Ended June 30
(Unaudited)
(in thousands)

	2000	1999
OPERATING ACTIVITIES:
Net Income	$590	$1,287
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,332	1,711
Change in current operating items:
Accounts receivable, net	(5,050)	(1,697)
Inventories, net	(239)	(1,704)
Prepaid expenses and other current assets	(216)	108
Accounts payable and accrued liabilities	(75)	215
Deferred lease payments and deferred credits	404	2,291

Net cash flows (used in) provided by operating acitivies	(1,254)	2,211

INVESTING ACTIVITIES:
Purchases of flight equipment and other property and equipment	(361)	(1,165)
Change in other assets	(81)	394

Net cash flows used in investing activities	(442)	(771)

FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and long term debt	7,715	—
Repayment of notes payable and long term debt	(2,347)	(175)
Payments on line of credit	(3,597)	(1,316)
Proceeds from sale of common stock	21	41

Net cash flows provided by (used in) financing activities	1,792	(1,450)

NET CHANGE IN CASH	96	(10)
CASH:
Beginning of period	84	189

End of period	$180	$179

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for—Interest	$4,397	$1,324

See condensed notes to consolidated financial statements.

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

    In June 1998, the Financial Accounting Standards Board issued Statement ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137, which will be effective for the Company for the year beginning January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. At June 30, 2000, the Company had no derivative instruments.

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

    The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981, along the East Coast from October 1995 to May 1997, and in the Southwest and Mexico from August 1995 to May 1997. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United that expired April 25, 1997, but was extended through December 31, 1997. As of June 30, 2000, the Company served 61 destinations in 14 states with 342 scheduled departures each weekday.

2. RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

    The following table sets forth certain financial information regarding the Company:

Statement of Operations Data

	For the Three Months Ended June 30
	2000			1999
	Amount (in 000s)	Cents Per ASM	% Increase (decrease) from 1999	Amount (in 000s)	Cents Per ASM
Total Operating Revenues	$33,962	25.8	2.0%	$33,300	24.8

Salaries, wages and benefits	8,534	6.5	5.5	8,086	6.0
Aircraft fuel	5,022	3.8	26.7	3,984	3.0
Aircraft maintenance materials and component repairs	3,128	2.4	(8.0)	3,400	2.5
Commissions	1,064	0.8	(30.4)	1,529	1.1
Depreciation and amortization	1,762	1.3	94.9	904	0.7
Aircraft rental	2,283	1.7	(46.4)	4,258	3.2
Other rentals and landing fees	1,837	1.4	(2.9)	1,892	1.4
Other operating expense	6,296	4.8	0.4	6,268	4.7

Total Operating Expenses	29,926	22.7	(1.3)%	30,321	22.6

Operating income	4,036	—	35.5	2,979	—

Interest expense (net)	2,269	1.7	140.1%	945	0.7

Selected operating Data

	2000		Increase (Decrease) from 1999		1999
Available Seat Miles (000s)	131,822		(1.7)%		134,102
Revenue Passenger Miles (000s)	65,627		(0.3)%		65,808
Passenger Load Factor	49.8%		0.7	pts	49.1%
Passengers carried	270,654		5.1%		257,503
Average Yield per Revenue Passenger Mile	42.7	¢	2.9%		41.5	¢
Revenue per ASM	25.8	¢	4.0%		24.8	¢

Operating Revenues

    Operating revenues increased 2.0% to $34.0 million in the second quarter of 2000 from $33.3 million during the second quarter of 1999. The increase in operating revenues over the same period in the prior year is primarily a result of an increase of 5.1% in revenue passengers carried to 270,654 in the second quarter of 2000, from 257,503 during the same period of 1999 and a 2.8% increase in yield to 42.7 cents in the second quarter of 2000, from 41.5 cents during the same period of 1999, partially offset by a 6.5% reduction in freight, charter and other revenues to $1.6 million in the second quarter of 2000, from $1.7 million during the same period of 1999.

Operating Expenses

    Total operating expenses were $29.9 million, or 22.7 cents per ASM, in the second quarter of 2000 compared to $30.3 million or 22.6 cents per ASM in the second quarter of 2000. The increase in cost per ASM is primarily due to increased fuel prices during the quarter.

    Salaries, wages, and benefits expense increased to 6.5 cents per ASM during the second quarter of 2000, from 6.0 cents per ASM during the second quarter of 1999, due to staffing additions and normal salary increases.

    Aircraft fuel expenses increased 26.7%, to 3.8 cents per ASM in the second quarter of 2000 from 3.0 cents in the second quarter of 1999. This increase was due to higher fuel prices.

    Aircraft maintenance materials and component repair expense decreased to 2.4 cents per ASM during the second quarter of 2000 from 2.5 cents per ASM during the second quarter of 1999.

    Aircraft rental expense decreased during the second quarter of 2000 to $2.3 million or 1.7 cents per ASM from $4.3 million or 3.2 cents per ASM during the second quarter of 1999. This decrease is due to the Company's purchase and debt financing of 22 1900D aircraft which the Company had previously leased under short-term operating leases.

    Interest expense increased to 1.7 cents per ASM for the second quarter of 2000, from 0.7 cents per ASM during the second quarter of 1999. Depreciation and amortization increased to 1.3 cents per ASM during the second quarter of 2000, from 0.7 cents per ASM in the second quarter of 1999. The increases in these expenses was the result of the above-mentioned conversion of short-term leases to aircraft utilizing long-term debt.

    Other operating expenses increased to 4.8 cents per ASM in the second quarter of 2000 from 4.7 cents in the second quarter of 1999, primarily due to expenses incurred for the Company's relocation which occurred during the second quarter of 2000.

Income Tax Expense

    No income tax expense was recorded for the three months ended June 30, 2000 due to the fact that the Company is in a loss carry forward position. A benefit for these loss carryforwards has not be previously recognized in the consolidated financial statements since it is more likely than not that the benefits will not be realized.

3. RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    The following table sets forth certain financial information regarding the Company:

Statement of Operations Data

	For the Six Months Ended June 30
	2000			1999
	Amount	Cents Per ASM	% Increase (decrease) from 1999	Amount	Cents Per ASM
Total Operating Revenues	$65,912	25.4	3.8%	$63,482	23.5

Salaries, wages and benefits	16,973	6.5	3.8	16,354	6.1
Aircraft fuel	9,777	3.8	30.9	7,468	2.8
Aircraft maintenance materials and component repairs	6,832	2.6	(0.7)	6,879	2.6
Commissions	2,202	0.8	(23.7)	2,885	1.1
Depreciation and amortization	3,520	1.4	95.4	1,801	0.7
Aircraft rental	4,748	1.8	(44.6)	8,564	3.2
Other rentals and landing fees	3,636	1.4	(5.1)	3,831	1.4
Other operating expense	13,286	5.1	5.7	12,575	4.7

Total Operating Expenses	60,974	23.5	1.0%	60,357	22.4

Operating income	4,938	1.9	58.0	3,125	1.2

Interest expense (net)	4,348	1.7	136.6%	1,838	0.7

Selected operating Data

	2000		Increase (Decrease) from 1999		1999
Available Seat Miles (000s)	259,814		(3.6)%		269,581
Revenue Passenger Miles (000s)	124,583		0.4%		124,142
Passenger Load Factor	48.0%		3.1	pts	46.0%
Passengers carried	517,181		7.8%		479,831
Average Yield per Revenue Passenger Mile	43.2	¢	7.4%		41.0	¢
Revenue per ASM	25.4	¢	12.1%		23.5	¢

Operating Revenues

    Operating revenues increased 3.8% to $65.9 million in the first half of 2000 from $63.5 million during the first half of 1999. Revenue passengers carried increased by 7.8% to 517,181 in the first half of 2000, from 479,831 during the first half of 1999, in addition to a 2.2 cent increase in yield per revenue passenger mile to 43.2 cents per revenue passenger mile, partially offset by a 7.9% reduction in freight, charter and other revenues to $3.6 million in the first half of 2000, from $3.9 million during the same period of 1999.

Operating Expenses

    Total operating expenses increased 1.0% to $61.0 million in the first half of 2000 from $60.4 million in the first half of 1999. Total operating expenses increased to 23.5 cents per ASM in the first half of 2000 from 22.4 cents per ASM in the first half of 1999. Cost per ASM in the first half of 2000 increased primarily as a result of significantly higher fuel cost.

    Salaries, wages, and benefits expense increased to 6.5 cents per ASM during the first half of 2000, from 6.1 cents per ASM during the same period of 1999. Cost per ASM for the first half of 2000 is higher due to normal salary increases, spread over a smaller ASM base.

    Aircraft fuel expense increased 30.9% to 3.8 cents per ASM in the first half of 2000 from 2.8 cents per ASM the first half of 1999. This increase was due to significantly higher fuel prices during the first half of 2000 as compared to the first half of 1999.

    Aircraft maintenance materials and component repair expenses were 2.6 cents per ASM during the first half of 2000 and during the first half of 1999.

    Aircraft rental expense decreased during the first half of 2000 to $4.7 million or 1.8 cents per ASM from $8.6 million or 3.2 cents per ASM during the first half of 1999. This decrease is due to the Company's purchase and debt financing of 22 1900D aircraft which the Company had previously leased under short-term operating leases.

    Interest expense increased to 1.7 cents per ASM for the first half of 2000, from 0.7 cents per ASM during the first half of 1999. Depreciation and amortization increased to 1.4 cents per ASM during the first half of 2000, from 0.7 cents per ASM in the first half of 1999. The increases in these expenses was the result of the above-mentioned conversion of short-term leases to aircraft utilizing long-term debt.

    Other operating expenses increased 5.7% to 5.1 cents per ASM in the first half of 2000 from 4.7 cents per ASM in the first half of 1999, primarily due to expenses incurred for the Company's relocation which occurred during the first half of 2000.

Income Tax Expense

    No income tax expense was recorded for the six months ended June 30, 2000 due to the fact that the Company is in a loss carry forward position. A benefit for these loss carryforwards has not be previously recognized in the consolidated financial statements since it is more likely than not that the benefits will not be realized.

4. LIQUIDITY AND CAPITAL RESOURCES

    Cash increased to $180,000 at June 30, 2000 from $84,000 at December 31, 1999. Net cash flows used by operating activities were $1.2 million in the first half of 2000, and cash flows used in operating activities were $2.2 million in the first half of 1999. The major use of such cash flows in the first half of 2000 was an increase in accounts receivable.

    Raytheon is the Company's primary aircraft supplier and largest creditor. The Company has financed all of its Beechcraft 1900D aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon, and Raytheon has also provided the Company a $5.0 million working capital line of credit (payable on demand) and had provided a $5.0 million short term loan (payable on demand) which is collateralized by Beechcraft spare parts and equipment and accounts receivable. On January 7, 2000, the Company entered into an agreement with Coast Business Credit, a division of Southern Pacific Bank, for a $20.0 million revolving credit facility. This credit facility bears interest at prime plus 0.5%, payable monthly, and requires a minimum loan balance of $7.0 million. Borrowings under this facility are payable on demand and are limited to certain eligible accounts receivable. The line of credit agreement is effective through December 31, 2002. The line of credit agreement contains various restrictive covenants which require the Company to maintain minimum levels of tangible net worth and remain current on all other outstanding debt obligations, among other matters. The credit facility also limits additional indebtedness, capital expenditures and dividends. The Company was in compliance with all such covenants at June 30, 2000. In connection with entering into this revolving credit facility, the Company paid Raytheon the $5.0 million short-term loan and entered into an agreement, whereby Raytheon would receive certain aircraft parts as payment for the remaining line of credit balance.

    The Company currently leases four 1900C aircraft from Raytheon under short-term operating leases for use in contracted mail. Additionally, the Company has financed seven of its Brasilia aircraft through lease and debt agreements with other unrelated entities.

    Capital expenditures related to aircraft and equipment totaled $361,000 in the first half of 2000 compared to $1.2 million during the first half of 1999. Principal repayments on long-term debt were $2.3 million in the first half of 2000.

    Long-term debt, net of current maturities of $5.8 million, totaled $96.1 million at June 30, 2000 compared to $98.7 million, net of current maturities of $5.5 million, at December 31, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There were no significant changes to the information reported in the Company's 1999 Annual Report on Form 10-K.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company is a party to routine litigation incidental to its business, none of which is likely to have a material effect on the Company's financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  None to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  a.
  The Annual Meeting of Shareholders was held on May 19, 2000.

  b.
  One proposal was submitted for shareholder approval, to elect four directors for the ensuing year and until their successors shall be elected and duly qualified. The following were the voting results:
	For	Withhold
Douglas G. Voss	8,133,417	20,972
Vernon A. Mickelson	8,136,517	17,872
Gayle R. Brandt	8,134,917	19,472
Ivan L. Simpson	8,139,017	15,372

ITEM 5. OTHER INFORMATION

    On June 8, 2000, the Company began transitioning into its new maintenance and administration facility located in Cheyenne, Wyoming. Flight schedule changes made on that date have allowed the Company to discontinue significant amounts of non-productive flying from the Denver hub that previously had been required to position aircraft into Spencer, Iowa for maintenance. On August 5, 2000, the Company moved its Maintenance Control, Flight Dispatch, Crew Planning and Scheduling Departments into the new facility.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

    27.1 Financial Data Schedule

  b)
  Reports on Form 8-K

    The registrant filed no Current Reports on Form 8-K for the quarter ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

Dated: August 11, 2000	GREAT LAKES AVIATION, LTD.
	By:	/s/ DOUGLAS G. VOSS Douglas G. Voss President and Chief Executive Officer
	By:	/s/ RICHARD A. HANSON Richard A. Hanson Vice President—Finance

EXHIBIT INDEX

Exhibit Number	Description
27.1	Financial Data Schedule

QuickLinks

TABLE OF CONTENTS
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
1. OVERVIEW
2. RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
Statement of Operations Data
Selected operating Data
Operating Revenues
Operating Expenses
Income Tax Expense
3. RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
Statement of Operations Data
Selected operating Data
Operating Revenues
Operating Expenses
Income Tax Expense
4. LIQUIDITY AND CAPITAL RESOURCES
UNITED EXPRESS RELATIONSHIP
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX