Form 10-Q
period 2000-09-30
GREAT LAKES AVIATION LTD
filed 2000-11-08
CIK 914397

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

YES /x/  NO / /

    As of November 8, 2000 there were 8,647,891 shares of Common Stock, par value $.01 per share, issued and outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

Consolidated Balance Sheets
(in thousands, except share information)

	September 30, 2000	December 31, 1999
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$569	$84
Accounts receivable, net of allowance for doubtful accounts	16,369	12,576
Inventories, net	18,862	17,975
Prepaid expenses and other current assets	520	643

Total current assets	36,320	31,278

PROPERTY AND EQUIPMENT:
Flight equipment	122,298	122,250
Other property and equipment	5,692	5,188
Less accumulated depreciation and amortization	(16,697)	(12,073)

Total property and equipment	111,293	115,365
OTHER ASSETS	2,299	2,233

	$149,912	$148,876

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable and current maturities of long-term debt	$14,553	$14,424
Accounts payable	13,868	12,727
Deferred lease payments	3,800	2,457
Accrued liabilities and unearned revenue	5,087	4,783

Total current liabilities	37,308	34,391

LONG-TERM DEBT, net of current maturities	94,977	98,701
DEFERRED LEASE PAYMENTS	2,419	2,538
DEFERRED CREDITS	4,470	4,627
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 50,000,000 shares authorized, 8,647,891 and 8,637,440 shares issued and outstanding at September 30, 2000, and December 31, 1999 respectively	86	86
Paid-in capital	31,631	31,610
Accumulated deficit	(20,979)	(23,077)

Total stockholders' equity	10,738	8,619

	$149,912	$148,876

See condensed notes to consolidated financial statements.

GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30
(Unaudited)
(in thousands, except share and per share information)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2000	1999	2000	1999
OPERATING REVENUES:
Passenger	$30,138	$30,145	$84,382	$81,203
Public service	4,729	4,121	13,155	12,618
Freight, charter and other	1,567	2,428	5,225	6,355

Total operating revenues	36,434	36,694	102,762	100,176

OPERATING EXPENSES:
Salaries, wages and benefits	9,003	8,253	25,976	24,607
Aircraft fuel	5,851	4,183	15,627	11,651
Aircraft maintenance materials and component repairs	3,623	4,520	10,455	11,399
Commissions	1,113	1,576	3,315	4,461
Depreciation and amortization	1,749	1,755	5,269	3,556
Aircraft rental	2,295	2,304	7,043	10,868
Other rentals and landing fees	1,710	1,869	5,346	5,700
Other operating expenses	7,293	6,908	21,005	19,483

Total operating expenses	32,637	31,368	94,036	91,725

Operating income	3,797	5,326	8,726	8,451
INTEREST EXPENSE:	2,288	1,914	6,636	3,752

Income before income taxes	1,509	3,412	2,090	4,699
INCOME TAX EXPENSE	1	—	1	—

NET INCOME	$1,508	$3,412	$2,089	$4,699

NET INCOME PER SHARE:
Basic	$.17	$.40	$.24	$.54

Diluted	$.16	$.36	$.23	$.50

WEIGHTED AVERAGE SHARES USED IN COMPUTATION:
Basic	8,647,891	8,637,440	8,644,456	8,633,125
Diluted	9,187,386	9,365,311	9,250,598	9,360,996

See condensed notes to consolidated financial statements.

GREAT LAKES AVIATION, LTD. AND SUBSIDIARY

Consolidated Statements of Cash Flow

For the Nine Months Ended September 30
(Unaudited)
(in thousands)

	2000	1999
OPERATING ACTIVITIES:
Net Income	$2,089	$4,699
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,960	3,297
Change in current operating items:
Accounts receivable, net	(3,793)	(1,423)
Inventories, net	(1,222)	(1,678)
Prepaid expenses and other current assets	123	120
Accounts payable and accrued liabilities	1,454	(1,499)
Deferred lease payments and deferred credits	1,067	439

Net cash flows provided by operating acitivies	4,678	3,955

INVESTING ACTIVITIES:
Purchases of flight equipment and other property and equipment	(553)	(198)
Change in other assets	(66)	690

Net cash flows provided by (used in) investing activities	(619)	492

FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and long term debt	7,714	—
Repayment of notes payable and long term debt	(7,191)	(3,127)
Payments on line of credit	(4,118)	—
Proceeds from sale of common stock	21	41

Net cash flows used in financing activities	(3,574)	(3,086)

NET CHANGE IN CASH	485	1,361
CASH:
Beginning of period	84	189

End of period	$569	$1,550

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$4,397	$2,965

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

    In June 1998, the Financial Accounting Standards Board issued Statement ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137, which will be effective for the Company for the year beginning January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. At September 30, 2000, the Company had no derivative instruments.

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

    The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981, along the East Coast from October 1995 to May 1997, and in the Southwest and Mexico from August 1995 to May 1997. In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United that expired April 25, 1997, but was extended through December 31, 1997. As of September 30, 2000, the Company served 61 destinations in 14 states with 336 scheduled departures each weekday.

2.  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    The following table sets forth certain financial information regarding the Company:

Statement of Operations Data

	For the Three Months Ended September 30
	2000			1999
	Amount (in 000s)	Cents Per ASM	% Increase (decrease) from 1999	Amount (in 000s)	Cents Per ASM
Total Operating Revenues	$36,434	26.7	(0.7)%	$36,694	27.4

Salaries, wages and benefits	9,003	6.6	9.1	8,253	6.2
Aircraft fuel	5,851	4.3	26.7	4,183	3.1
Aircraft maintenance materials and component repairs	3,623	2.7	(19.8)	4,520	3.4
Commissions	1,113	0.8	(29.4)	1,576	1.2
Depreciation and amortization	1,749	1.3	(0.3)	1,755	1.3
Aircraft rental	2,295	1.7	(0.4)	2,304	1.7
Other rentals and landing fees	1,710	1.3	(8.5)	1,869	1.4
Other operating expense	7,293	5.3	5.6	6,908	5.2

Total Operating Expenses	32,637	23.9	4.0%	31,368	23.4

Operating income	3,797	—	(28.7)	5,326	—

Interest and other expense (net)	2,289	1.7	19.6%	1,914	1.4

Selected operating Data

	2000		Increase (Decrease) from 1999		1999
Available Seat Miles (000s)	136,596		2.1%		133,793
Revenue Passenger Miles (000s)	72,242		(6.0)%		76,831
Passenger Load Factor	52.9%		(4.5	)pts	57.4%
Passengers carried	309,852		(1.0)%		313,001
Average Yield per Revenue Passenger Mile	41.7	¢	6.4%		39.2	¢
Revenue per ASM	26.7	¢	(2.6)%		27.4	¢

Operating Revenues

    Operating revenues decreased 0.7% to $36.4 million in the third quarter of 2000 from $36.7 million during the third quarter of 1999. A 6.4% increase in yield to 41.7 cents in the third quarter of 2000, from 39.2 cents during the same period of 1999, was partially offset by a 35.5% reduction in freight, charter and other revenues to $1.6 million in the third quarter of 2000, from $2.4 million during the same period of 1999.

Operating Expenses

    Total operating expenses were $32.6 million, or 23.9 cents per ASM, in the third quarter of 2000 compared to $31.3 million or 23.4 cents per ASM in the third quarter of 2000. The increase in cost per ASM is primarily due to increased fuel prices during the quarter.

    Salaries, wages, and benefits expense increased to 6.6 cents per ASM during the third quarter of 2000, from 6.2 cents per ASM during the third quarter of 1999, due to staffing additions and normal salary increases.

    Aircraft fuel expenses increased 26.7%, to 4.3 cents per ASM in the third quarter of 2000 from 3.1 cents in the third quarter of 1999. This increase was due to significantly higher fuel prices.

    Aircraft maintenance materials and component repair expense decreased to 2.7 cents per ASM during the third quarter of 2000 from 3.4 cents per ASM during the third quarter of 1999, due to a lower level of engine overhaul activity during the third quarter of 2000.

    Interest expense increased to 1.7 cents per ASM for the third quarter of 2000, from 1.4 cents per ASM during the third quarter of 1999, primarily as a result of the Company's revolving credit facility agreement with Coast Business Credit. The agreement became effective January 7, 2000.

    Other operating expenses increased to 5.3 cents per ASM in the third quarter of 2000 from 5.2 cents in the third quarter of 1999. The increase is primarily due to expenses incurred for the Company's relocation from Spencer, Iowa into its new facility in Cheyenne, Wyoming, which began in the second quarter of 2000, and continued into the third quarter.

Income Tax Expense

    The provision for income taxes for the three months ended September 30, 2000 relates to state income taxes in certain jurisdictions where the Company does not have tax loss carryforwards. No other income tax expense has been recorded, due to the fact that the Company is in a loss carryforward position. A benefit for these loss carryforwards has not been previously recognized in the consolidated financial statements since it is more likely than not that the benefits will not be realized.

3.  RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    The following table sets forth certain financial information regarding the Company:

Statement of Operations Data

	For the Nine Months Ended September 30
	2000			1999
	Amount	Cents Per ASM	% Increase (decrease) from 1999	Amount	Cents Per ASM
Total Operating Revenues	$102,762	25.9	2.6%	$100,176	24.8

Salaries, wages and benefits	25,976	6.6	5.6	24,607	6.1
Aircraft fuel	15,627	3.9	34.1	11,651	2.9
Aircraft maintenance materials and component repairs	10,455	2.6	(8.3)	11,399	2.8
Commissions	3,315	0.8	(25.7)	4,461	1.1
Depreciation and amortization	5,269	1.3	48.2	3,556	0.9
Aircraft rental	7,043	1.8	(35.2)	10,868	2.7
Other rentals and landing fees	5,346	1.3	(6.2)	5,700	1.4
Other operating expense	21,005	5.3	7.8	19,483	4.8

Total Operating Expenses	94,036	23.7	2.5%	91,725	22.7

Operating income	8,726	2.2	3.3	8,451	2.1

Interest and other expense (net)	6,637	1.7	76.9%	3,752	0.9

Selected operating Data

	2000		Increase (Decrease) from 1999		1999
Available Seat Miles (000s)	396,454		(1.7)%		403,374
Revenue Passenger Miles (000s)	196,824		(2.0)%		200,841
Passenger Load Factor	49.6%		(0.2	)pts	49.8%
Passengers carried	827,033		4.4%		792,317
Average Yield per Revenue Passenger Mile	42.9	¢	6.2%		40.4	¢
Revenue per ASM	25.9	¢	4.4%		24.8	¢

Operating Revenues

    Operating revenues increased 2.6% to $102.8 million in the first nine months of 2000 from $100.2 million during the first nine months of 1999. Revenue passengers carried increased by 4.4% to 827,033 in the first nine months of 2000, from 792,317 during the first nine months of 1999, in addition to a 6.2% increase in yield per revenue passenger mile to 42.9 cents per revenue passenger mile, partially offset by a 17.8% reduction in freight, charter and other revenues to $5.2 million in the first nine months of 2000, from $6.4 million during the same period of 1999.

Operating Expenses

    Total operating expenses increased 2.5% to $94.0 million in the first nine months of 2000 from $91.7 million in the first nine months of 1999. Total operating expenses increased to 23.7 cents per ASM in the first nine months of 2000 from 22.7 cents per ASM in the first nine months of 1999. Cost per ASM in the first nine months of 2000 increased primarily as a result of significantly higher fuel prices.

    Salaries, wages, and benefits expense increased to 6.6 cents per ASM during the first nine months of 2000, from 6.1 cents per ASM during the same period of 1999. Cost per ASM for the first nine months of 2000 is higher due to normal salary increases, and staffing additions.

    Aircraft fuel expense increased 34.1% to 3.9 cents per ASM in the first nine months of 2000 from 2.9 cents per ASM the first nine months of 1999. This increase was due to significantly higher fuel prices during the first nine months of 2000 as compared to the same period of 1999.

    Aircraft maintenance materials and component repair expenses decreased to 2.6 cents per ASM during the first nine months of 2000 from 2.8 cents per ASM during the first nine months of 1999, due to a lower level of engine overhaul activity during the third quarter of 2000.

    Aircraft rental expense decreased during the first nine months of 2000 to $7.0 million or 1.8 cents per ASM from $10.8 million or 2.7 cents per ASM during the first nine months of 1999. This decrease is due to the Company's purchase and debt financing in July 1999 of 22 1900D aircraft which the Company had previously leased under short-term operating leases.

    Interest expense increased to 1.7 cents per ASM for the first nine months of 2000, from 0.9 cents per ASM during the first nine months of 1999. Depreciation and amortization increased to 1.3 cents per ASM during the first nine months of 2000, from 0.9 cents per ASM in the first nine months of 1999. The increases in these expenses was the result of the above-mentioned conversion of short-term leases to aircraft utilizing long-term debt.

    Other operating expenses increased 7.8% to 5.3 cents per ASM in the first nine months of 2000 from 4.8 cents per ASM in the first nine months of 1999. The increase is primarily due to expenses incurred for the Company's relocation from Spencer, Iowa into its new facility in Cheyenne, Wyoming, which occurred during the first nine months of 2000.

Income Tax Expense

    The provisions for income taxes for the nine months ended September 30, 2000 relates to state income taxes in certain jurisdictions where the Company does not have tax loss carryforwards. No other income tax expense has been recorded, due to the fact that the Company is in a loss carryforward position. A benefit for these loss carryforwards has not been previously recognized in the consolidated financial statements since it is more likely than not that the benefits will not be realized.

4.  LIQUIDITY AND CAPITAL RESOURCES

    Cash increased to $569,000 at September 30, 2000 from $84,000 at December 31, 1999. Net cash flows provided by operating activities were $4.7 million in the first nine months of 2000, and $4.0 million in the first nine months of 1999. The major use of such cash flows in the first nine months of 2000 was an increase in accounts receivable.

    Raytheon is the Company's primary aircraft supplier and largest creditor. The Company has financed all of its Beechcraft 1900D aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon. Raytheon has also provided the Company a $5.0 million working capital line of credit (payable on demand) and has provided a $5.0 million short term loan (payable on demand) which is collateralized by Beechcraft spare parts and equipment and accounts receivable. On January 7, 2000, the Company entered into an agreement with Coast Business Credit, a division of Southern Pacific Bank, for a $20.0 million revolving credit facility. This credit facility bears interest at prime plus 0.5%, payable monthly, and requires a minimum loan balance of $7.0 million. Borrowings under this facility are payable on demand and are limited to certain eligible accounts receivable. At September 30, 2000, availability under the facility was $8.6 million, and borrowings were $7.5 million,. The line of credit agreement is effective through December 31, 2002. The line of credit agreement contains various restrictive covenants which require the Company to maintain minimum levels of tangible net worth and remain current on all other outstanding debt obligations, among other matters. The credit facility also limits additional indebtedness, capital expenditures and dividends. The Company was in compliance with all such covenants at September 30, 2000. In connection with entering into this revolving credit facility, the Company paid Raytheon the $5.0 million short-term loan and entered into an agreement, whereby Raytheon would receive certain aircraft parts as payment for the remaining line of credit balance. In October 2000, the Company converted the remaining $5.0 million line of credit balance into an installment note, bearing interest at prime rate for 36 months.

    The Company currently leases four 1900C aircraft from Raytheon under short-term operating leases for use in contracted mail. Additionally, the Company has financed seven of its Brasilia aircraft through lease and debt agreements with other unrelated entities.

    Capital expenditures related to aircraft and equipment totaled $553,000 in the first nine months of 2000 compared to $198,000 during the first nine months of 1999. Principal repayments on long-term debt were $7.2 million in the first nine months of 2000.

    Long-term debt, net of current maturities of $5.8 million, totaled $95.0 million at September 30, 2000 compared to $98.7 million, net of current maturities of $5.5 million, at December 31, 1999.

    At this time, management expects that cash on hand, internally generated cash flow, and borrowings available under credit agreements will be adequate to meet the Company's operating and recurring cash needs for foreseeable periods.

UNITED EXPRESS RELATIONSHIP

    The Company has operated as a United Express carrier under an agreement which utilizes United marks and other United procedures since 1992. The Company's United Express agreement with United expired in December 1997. Since that time, the companies have been operating as if the day-to-day operational provisions of the expired agreement are still in effect. The Company believes that its relationship with United is satisfactory, as evidenced by United's selection of the Company in 1998, as the United Express carrier for additional routes serving the Denver airport. The Company and United are actively negotiating a new code sharing agreement. The negotiations have been influenced by a recently ratified agreement between United and its pilots that contains language which authorizes United to swap turboprop aircraft that are currently painted in United Express Livery for turbofan 50 seat regional jets. The Company currently does not intend to acquire regional jet aircraft because it does not believe that the markets it currently serves will financially support the larger, more expensive regional jets. However, the Company does believe that substantial market opportunities do exist for service provided by its turboprop aircraft. The Company hopes to finalize these negotiations in the fourth quarter of 2000. A failure to enter into a new agreement with United on terms acceptable to the Company, or any substantial decrease in the number of routes served by the Company under a new agreement, could have a material adverse effect on the Company's business. As a result of the agreement and the Company's close working relationship with United, the Company's business is sensitive to the events and risks affecting United. If adverse events affect United's business, the Company's business may also be adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There were no significant changes to the information reported in the Company's 1999 Annual Report on Form 10-K.

PART II:  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is a party to routine litigation incidental to its business, none of which is likely to have a material effect on the Company's financial statements.
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
None to report.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None to report.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None to report
ITEM 5.	OTHER INFORMATION

On August 5, 2000, the Company completed relocation of the majority of its administrative, operational, and maintenance personnel into its new facility in Cheyenne, Wyoming. The Company anticipates final occupation of the new facility in the fourth quarter of 2000.

On October 5, 2000, pursuant to the terms of the Warrant issued to Raytheon Aircraft Credit Corporation ("Raytheon") on July 23, 1997, the Company exercised the Call Provision in the Warrant. The Warrant had been issued in connection with a short-term operating loan from Raytheon, and entitled Raytheon to purchase 1,000,000 shares of the Company's common stock at a price of $0.75 per share. In accordance with the Warrant, the Company tendered payment of $281,250 to Raytheon and the Warrant was cancelled and is no longer outstanding.

The Company's mechanics are represented by the International Association of Machinists ("IAM"). The current agreement became effective November 1, 1997 and was amendable on November 1, 2000. The Company reached a tentative five year agreement with its mechanics on October 24, 2000. Ballots on the new contract will be counted on November 14, 2000.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
a) Exhibits
11 Income Per Share
27.1 Financial Data Schedule
b) Reports on Form 8-K
The registrant filed no Current Reports on Form 8-K for the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

GREAT LAKES AVIATION, LTD.
Dated: November 8, 2000	By:	/s/ DOUGLAS G. VOSS Douglas G. Voss President and Chief Executive Officer
	By:	/s/ RICHARD A. HANSON Richard A. Hanson Vice President—Finance

EXHIBIT INDEX

Exhibit Number	Description
11	Income Per Share
27.1	Financial Data Schedule

QuickLinks

TABLE OF CONTENTS
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II: OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX