Form 10-K
period 2000-12-31
GREAT LAKES AVIATION LTD
filed 2001-04-02
CIK 914397

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 26, 2001 was approximately $6,108,096.

    As of March 26, 2001, there were 8,657,651 shares of Common Stock of the registrant issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

                   DOCUMENT INCORPORATED                      PART OF FORM 10-K
                   ---------------------                      -----------------
Proxy Statement for 2001 Annual Meeting of Shareholders           Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                                                              PAGE
                                                                            --------
PART I....................................................................      1
    Item 1.   BUSINESS....................................................      1
    Item 2.   PROPERTIES..................................................      6
    Item 3.   LEGAL PROCEEDINGS...........................................      6
    Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      6

PART II...................................................................      7
    Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.........................................      7
    Item 6.   SELECTED FINANCIAL AND OPERATING DATA.......................      8
    Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................      9
    Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK........................................................     16
    Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     17
    Item 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURES.......................................     37

PART III..................................................................     37
    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     37
    Item 11.  EXECUTIVE COMPENSATION......................................     37
    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................     37
    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     37

PART IV...................................................................     37
    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.........................................................     37

SIGNATURES................................................................     40

EXHIBIT INDEX.............................................................     41

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING INFORMATION

    In accordance with the "safe harbor" provisions of the Private Securities Reform Act of 1995, Great Lakes Aviation, Ltd. ("Great Lakes" or the "Company") notes that certain statements in this Form 10-K and elsewhere which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. When used herein, the words, "believe," "plan," "continue," "hope," "estimate," "project," "intend," "expect," and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and no statements contained in this Form 10-K should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

    Important factors that could cause actual results to differ materially from the expectations reflected in any forward-looking statement herein include among other things: (1) the Company's dependence on its relationship with United Airlines; (2) potential code-sharing agreements with other airlines; (3) the effect of general economic conditions on the Company; (4) fuel costs; and
(5) seasonality.

    Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only of the day hereof. The information contained in this Form 10-K is believed by the Company to be accurate as of the date hereof. Changes may occur after that date and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

GENERAL

    Great Lakes is a regional airline, which during 2000 operated under the marketing identity United Express. On February 1, 2001, the Company and United Airlines, Inc. ("United") entered into a new three-year code sharing partnership which, as more fully described below, changes the identity under which the Company will operate in the future. As of December 31, 2000, the Company's fleet consisted of 40 Beechcraft Model 1900D 19-passenger aircraft and eight Embraer Brasilia Model 120 30-passenger aircraft. The Company also has four Beechcraft Model 1900C aircraft being used exclusively for freight operations.

UNITED EXPRESS AND CODE SHARING RELATIONSHIP

    At December 31, 2000, the Company served 57 destinations in 14 states located in the Upper Midwest and West Mountain region, with connections to United at Chicago O'Hare, Denver, and Minneapolis/St. Paul. The Company has been operating as a "United Express" carrier since 1992.

    On February 1, 2001, the Company and United entered into a new three-year code sharing agreement which will become effective May 1, 2001. Under this new agreement, the Company no longer will operate under the name "United Express"; rather, it will operate under its own name and be displayed in reservations systems under its own code when it is not flying a segment as part of a code sharing flight. The agreement provides for use of United's flight designator for Great Lakes flights connecting with United flights in Denver and Chicago, and permits the Company to enter into code sharing agreements with certain other carriers. The Company will continue to participate in United's Mileage Plus frequent flyer program. The agreement also requires United to provide financial support to Great Lakes to cover a portion of the Company's cost of returning to marketing itself under its own identity.

    The Company is in code sharing negotiations with another carrier which, if successful, would substantially increase the availability of long-haul connections under a single carrier service identity for its customers at the Company's Denver Hub.

MARKETS

    Great Lakes provides direct and connecting service to and from three major cities. At December 31, 2000, the Company operated 105 departures daily from Denver, 47 departures daily from Chicago O'Hare, and seven departures daily from Minneapolis/St. Paul.

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

    At December 31, 2000, the Company served 27 essential air service communities on a subsidized basis. The Company received $14.9 million, $16.2 million, and $15.0 million in essential air service subsidies for the years ended December 31, 2000, 1999, and 1998, respectively. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before it may terminate, suspend or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. EAS rates are normally set for two-year periods. Significant fluctuations of fuel and other costs can affect the profitability of EAS services during the two-year term.

AIRCRAFT

    At December 31, 2000, the Company's fleet consisted of 44 Beechcraft 1900 aircraft and eight Embraer passenger aircraft, of which 40 Beechcraft 1900D aircraft and eight Embraer Brasilia aircraft were operated in scheduled passenger service. The remaining four Beechcraft 1900 aircraft are being utilized exclusively for scheduled mail and freight operations. The Beechcraft 1900 aircraft are pressurized, radar equipped and offer a 300-mile per hour cruising speed for 19 passengers, plus cargo, with a range of 850 miles. The Beechcraft 1900 aircraft is widely regarded by airlines as an efficient and reliable aircraft for regional service. As of December 31, 2000, the Company owned 28 of its Beechcraft 1900 aircraft and leased the remaining 16 under agreements with remaining terms ranging from nine to thirteen years.

    The 30 passenger Embraer Brasilia aircraft are equipped with advanced avionics, have restrooms, are staffed with a flight attendant and offer a 330-mile per hour cruising speed with a range of 750 miles. As of December 31, 2000, the Company owned four of its Embraer Brasilia aircraft and leased the remaining four under agreements with remaining terms ranging from two to eleven years.

SUMMARY OF AIRCRAFT ADDITIONS AND DELETIONS

    The table below shows the number and type of aircraft operated by the Company on January 1, 2000 and December 31, 2000.

                                                                         DECEMBER 31,
                                                                             2000
                                          JANUARY 1,   DECEMBER 31,   -------------------
                                             2000          2000        OWNED      LEASED
                                          ----------   ------------   --------   --------
Beechcraft 1900C........................       4             4             --        4
Beechcraft 1900D........................      40            40             28       12
Embraer 120.............................       8             8              4        4
                                              --            --        --------      --
  Total.................................      52            52             32       20
                                              ==            ==        ========      ==

    As of December 31, 2000, the average ages of the Company's owned and leased aircraft were 6.3 and 5.2 years, respectively. As of December 31, 1999, the average ages of the Company's owned and leased aircraft were 5.3 and 4.2 years, respectively.

AIRCRAFT DEBT AND LEASES

    Raytheon Aircraft Corporation together with its financing affiliate (collectively, "Raytheon") is the Company's primary aircraft supplier and largest creditor. The Company has financed all but one of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under lease and debt agreements with Raytheon. Raytheon had also provided a $5 million working capital line of credit and a $5 million short-term loan, both of which were collateralized by all Beechcraft spare parts and equipment and accounts receivable. The short-term loan was paid on January 7, 2000 from the proceeds of a line of credit entered into with Coast Business Credit and on December 1, 2000, the Company converted the remaining balance on the working capital line to a three-year term loan which is also collateralized by all Beechcraft spare parts and equipment and accounts receivable. In addition, as part of a short-term financing in 1997, Raytheon was granted a ten year warrant to purchase one million shares of the Company's common stock at a price of $.75 per share. On October 5, 2000, the Company exercised the call option and retired the warrant after tendering payment of $281,750 to Raytheon.

    The Company has financed seven of its Brasilia aircraft through lease and debt agreements with other unrelated entities (collectively, the "Brasilia Agreements").

MAINTENANCE

    The FAA mandates periodic inspection and maintenance of commercial aircraft. The Company performs most maintenance and inspection of its aircraft and engines (except engine overhaul) using its own personnel. Heavy maintenance bases are located at Cheyenne, Wyoming; Huron, South Dakota; Grand Island, Nebraska and Spencer, Iowa. The Spencer location will be consolidated with the Cheyenne facility on May 30, 2001. Line maintenance is also performed in Denver, Colorado and at Chicago, O'Hare. The Company attempts to perform its maintenance at locations where its aircraft are stored overnight to reduce maintenance costs and promote a higher level of operating efficiency. Parts and supplies inventories are also maintained at these locations to promote the mechanical dispatch reliability of the fleet. The Company also maintains an inventory of spare engines and propellers for its fleet to allow for minimal downtime during major overhauls. The Company internally performs overhauls of selected aircraft components for its fleet.

SLOT ALLOCATION

    Under slot rules currently in effect at Chicago O'Hare, scheduled flights operate between 6:45 A.M. and 9:14 P.M. only if an airline has obtained a slot or slot exemption. As of December 31, 2000, the

Company was utilizing 56 slots and slot exemptions allocated to it by DOT/FAA. In March 2000, Congress passed legislation that will phase out slot rules at Chicago O'Hare by July 1, 2002. At that time, the Company will be able to schedule its arrivals and departures without regulatory restrictions.

YIELD MANAGEMENT

    The Company closely monitors its inventory and pricing of available seats with a computerized yield management system. This system enables the Company's revenue control analysts to examine the Company's past traffic and pricing trends and to estimate the optimal allocation of seats by fare class (the number of seats made available for sale at various fares). The analysts then monitor each flight to adjust seat allocations and booking levels, with the objective of maximizing the total revenue for each flight.

MARKETING

    The Company's services are marketed primarily by means of listings in computerized reservation systems and the OFFICIAL AIRLINE GUIDE, and through direct contact with travel agencies and corporate travel departments. The Company's promotional programs emphasize the Company's close affiliation with its code sharing partner(s) and the right of the Company's passengers to participate in United's "Mileage Plus" frequent flyer program.

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

    Almost all markets are subject to a high degree of price competition both from established carriers and low fare jet carriers. The Company believes, however, that its ability to compete in its market areas is strengthened by its code sharing relationship with United and United's substantial presence at Denver and Chicago O'Hare which enhance the importance of the United "UA*" flight designator code to Great Lakes in its service area. The Company competes with other airlines by offering frequent flights, flexible schedules and low fares. In addition, the Company's competitive position benefits from the large number of participants in United's "Mileage Plus" frequent flyer program who fly regularly to or from the markets served by the Company.

    There can be no assurance that the Company will not experience increased competition from existing competitors or from new entrants on one or more of the Company's routes.

FUEL

    The Company has not experienced difficulty with fuel availability and expects to continue to be able to obtain fuel in quantities sufficient to meet its future requirements. The Company contracts directly with refiners for the purchase of portions of its fuel. Standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, a significant increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues, would have a material impact on the Company's future operating results. During 2000 the Company's average price of fuel increased from $0.93 per gallon to $1.26 per gallon resulting in $4.9 million of increased costs to the Company for the year.

EMPLOYEES

    On December 31, 2000, the Company had 965 full-time and 323 part-time employees as follows:

CLASSIFICATION:
Pilots......................................................     303
Station personnel...........................................     582
Maintenance personnel.......................................     290
Administrative and clerical personnel.......................      59
Flight attendants...........................................      18
Management..................................................      36
                                                               -----
  Total employees...........................................   1,288
                                                               =====

    The Company's pilots are represented by the International Brotherhood of Teamsters. The agreement with the pilots became amendable October 30, 2000, and negotiations are continuing. The Company's flight attendants are also represented by the International Brotherhood of Teamsters, and the agreement with the flight attendants becomes amendable April 1, 2002.

    The Company's mechanics and maintenance clerks are represented by the International Association of Machinists ("IAM"). The mechanics agreement becomes amendable November 1, 2005, and the maintenance clerks agreement becomes amendable March 1, 2002.

    The Company believes that relations with its employees are satisfactory.

CHARTER AND FREIGHT SERVICE

    The Company uses available aircraft and from time to time leases four and six passenger aircraft from an affiliated company to provide charter services to private individuals, corporations and groups such as athletic teams. The Company also carries freight, mail and small packages on most of its scheduled flights. Revenues from its charter flights and freight deliveries were 3.8 percent,
4.4 percent and 3.3 percent of the Company's total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

REGULATION

    In accordance with the provisions of the Federal Aviation Act of 1958, as amended (the "1958 Act"), the Company is an air carrier subject to regulation by the DOT, primarily with respect to economic matters, and is also subject to regulation by the FAA with respect to certain safety related matters.

    The 1958 Act eliminated many regulatory constraints so that airlines became free to set fares and, with limited exceptions, to establish domestic routes without the necessity of seeking government approval. The DOT is still authorized to establish consumer protection regulations; to prohibit certain pricing practices; to mandate conditions of carriage; and to make ongoing determinations of a carrier's fitness, willingness and ability to properly and lawfully provide air transportation. The DOT also has the power to bring proceedings for the enforcement of its regulations under the 1958 Act, including the assessment of civil penalties and the revocation of operating authority, and to seek criminal sanctions.

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

ITEM 2. PROPERTIES

    The Company leases gate and ramp facilities at 54 airports where ticketing, passenger loading, and unloading are handled by Company personnel. Payments to airport authorities for ground facilities are based on a number of factors, including the amount of space used and flight volume. The Company also leases aircraft hangar space for maintenance operations at four of the locations it serves.

    The Company leases approximately 15,000 square feet of space in Spencer, Iowa which was previously used for administrative, flight operations and maintenance offices, in addition to approximately 35,000 square feet of aircraft maintenance and hangar space located adjacent thereto. The Company leases an additional 32,000 square feet of space in Spencer for its certified repair station. Both of these leases expire within the next 18 months and the Company will not renew these leases. Effective January 1, 2000, the Company entered into a lease in Cheyenne, Wyoming, for approximately 42,000 square feet of space for administration and maintenance needs. In 1999, construction began on an additional leased facility in Cheyenne that the Company occupied in 2000. The facility is approximately 54,000 square feet and is used for administrative, flight operations, and maintenance offices, maintenance and hangar space. The Company believes that it has adequate facilities for the conduct of its current and planned operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's shareholders during the three-month period ended December 31, 2000.

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

    The following table sets forth the range of high and low sale prices for the Company's Common Stock for each of the fiscal quarters for the past two years as reported by Nasdaq. These prices represent inter-dealer prices without adjustments for mark-up, mark-down or commission and do not necessarily reflect actual transactions.

STOCK QUOTATIONS                                                HIGH       LOW
----------------                                              --------   --------
2000
  First quarter.............................................   $3.00      $1.75
  Second quarter............................................    2.25       1.47
  Third quarter.............................................    2.00       1.06
  Fourth quarter............................................    2.25        .63

1999
  First quarter.............................................   $3.00      $1.88
  Second quarter............................................    3.00       2.06
  Third quarter.............................................    3.13       2.25
  Fourth quarter............................................    2.88       1.13

    As of March 26, 2001, the Company had approximately 1,800 holders of its Common Stock. The closing price of its common stock on March 26, 2001, as reported by the NASDAQ SmallCap Market was $1.875 per share.

    The transfer agent for the Company's Common Stock is Wells Fargo Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

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

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

    The following statement of operations and balance sheet data as of and for each of the years in the five-year period ended December 31, 2000 are derived from the Company's financial statements. The financial statements for the year ended December 31, 2000, 1999, 1998, and 1997 have been audited by KPMG LLP, and the financial statements for the year ended 1996 have been audited by Arthur Andersen LLP, independent public accountants. The financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 and the reports thereon are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with and are qualified in their entirety by the financial statements and the notes thereto and the independent auditors' report, which contains an explanatory paragraph that states that the Company's significant losses from operations raise substantial doubt about the entity's ability to continue as a going concern, included elsewhere in this Form 10-K. These financial statements and selected data do not include any adjustments that might result from the outcome of the uncertainty.

                                                                 YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------
                                                2000         1999         1998         1997         1996
                                              ---------    ---------    ---------    ---------    ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
  Passenger and public service revenues...    $126,914     $122,890     $108,467     $ 81,335     $107,528
  Other revenues..........................       6,676        8,480        5,565        2,455        2,142
                                              --------     --------     --------     --------     --------
      Total operating revenues............     133,590      131,370      114,032       83,790      109,670
                                              --------     --------     --------     --------     --------
  Operating expenses
    Salaries, wages and benefits..........      35,162       33,037       29,106       22,091       27,801
    Aircraft fuel.........................      21,503       16,557       13,974       13,206       19,377
    Aircraft repairs......................      17,491       17,478        9,426        7,041       13,248
    Commissions...........................       4,248        5,796        5,560        5,553        7,704
    Depreciation and amortization.........       7,103        4,779        3,499        4,192        5,634
    Aircraft rental.......................       9,226       13,194       16,511       10,712       11,643
    Other rentals and landing fees........       7,808        6,504        6,375        5,443        6,794
    Other operating expense...............      30,113       25,316       22,922       19,968       25,871
    Non-recurring expenses................          --           --          146        9,234           --
                                              --------     --------     --------     --------     --------
      Total operating expenses............     132,654      122,661      107,519       97,440      118,072
  Operating (loss) income.................         936        8,709        6,513      (13,650)      (8,402)
  Interest expense, net...................       9,169        5,974        3,485        4,621        5,875
  Loss on sale of assets..................          --            7          191           --           --
                                              --------     --------     --------     --------     --------
  Income (loss) before income tax
    expense...............................      (8,233)       2,728        2,837      (18,271)     (14,277)
  Income tax expense (benefit)............           6           --          115           --       (1,454)
                                              --------     --------     --------     --------     --------
  Net income (loss).......................    $ (8,239)    $  2,728     $  2,722     $(18,271)    $(12,823)
                                              ========     ========     ========     ========     ========
  Net income (loss) per share: Basic......    $  (0.95)    $   0.32     $   0.34     $  (2.41)    $  (1.69)
                                              ========     ========     ========     ========     ========
  Net income (loss) per share: Diluted....    $  (0.95)    $   0.29     $   0.31     $  (2.41)    $  (1.69)
                                              ========     ========     ========     ========     ========
  Average number of common shares
    outstanding--Basic....................       8,646        8,634        7,925        7,589        7,585
                                              ========     ========     ========     ========     ========
  Average number of common shares
    outstanding--Diluted..................       8,646        9,336        8,703        7,589        7,585
                                              ========     ========     ========     ========     ========

                                                         YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                           2000         1999        1998       1997        1996
                                        ----------   ----------   --------   --------   ----------
BALANCE SHEET DATA:
Working capital (deficit).............  $  (10,366)  $   (3,112)  $ (3,025)  $ (5,595)  $      603
Total assets..........................     143,179      148,876     72,281     63,758      118,109
Long-term debt, net of current
  maturities..........................      96,054       98,701     28,471     28,471       65,986
Stockholders' equity..................         130        8,619      5,850      1,127       18,740

SELECTED OPERATING DATA:
  Available seat miles (000s)(1)......     525,872      526,095    489,213    438,272      678,304
  Revenue passenger miles (000s)(2)...     265,589      265,733    250,098    202,689      299,607
  Revenue passengers carried..........   1,117,576    1,057,798    873,186    676,015    1,101,265
  Departures flown....................     126,770      133,423    122,278    102,722      165,972
  Passenger load factor(3)............       50.5%        50.5%      51.1%      46.2%        44.2%
  Break-even passenger load
    factor(4).........................       52.9%        49.1%      49.3%      59.5%        51.5%
  Average yield per revenue passenger
    mile(5)...........................  42.2 CENTS   40.1 CENTS   37.4 CENTS 37.1 CENTS 34.7 CENTS
  Operating cost per available seat
    mile(6)...........................  25.2 CENTS   23.3 CENTS   22.0 CENTS 22.2 CENTS 17.4 CENTS
  Average passenger fare(7)...........  $   100.25   $   100.83     107.26   $ 111.25       102.69
  Average passenger trip length
    (miles)(8)........................         238          251        286        300          296
  Aircraft in service (end of
    period)...........................          52           52         53         47           54
  Destinations served (end of
    period)...........................          57           67         71         51           86

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

    The Company began providing air charter service in 1979, and has provided scheduled passenger service since 1981. Since April 1992, the Company has operated as a United Express carrier under a cooperative marketing agreement with United, which will terminate on April 30, 2001. Subsequently, the Company will operate under its own name as a code sharing partner with United and potentially other carriers. As of December 31, 2000 the Company provided passenger service to 57 destinations in fourteen states with 318 scheduled departures each weekday.

RESULTS OF OPERATIONS

    The following table sets forth certain financial and operating information regarding the Company for the last three fiscal years:

                                                               FOR THE YEARS ENDED DECEMBER 31
                                  -----------------------------------------------------------------------------------------
                                                2000                               1999                        1998
                                  --------------------------------   --------------------------------   -------------------
                                                            %                                  %
                                              CENTS      INCREASE                CENTS      INCREASE                CENTS
                                               PER      (DECREASE)                PER      (DECREASE)                PER
                                   AMOUNT      ASM      FROM 1999     AMOUNT      ASM      FROM 1998     AMOUNT      ASM
                                  --------   --------   ----------   --------   --------   ----------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Operating revenues
  Passenger.....................  $112,037                   5.0%    $106,661                  14.1%    $ 93,441
  Public service................    14,877                  (8.3)      16,229                   8.9       15,026
  Other.........................     6,676                 (21.3)       8,480                  52.4        5,565
                                  --------                 -----     --------                 -----     --------
TOTAL OPERATING REVENUES........   133,590                   1.7      131,370                  15.2      114,032
                                  --------                 -----     --------                 -----     --------
  Salaries, wages and
    benefits....................    35,162      6.7 CENTS      6.4     33,037      6.3 CENTS     13.5     29,107      5.9 CENTS
  Aircraft fuel.................    21,503      4.1         26.7       16,557      3.1         26.7       13,974      2.9
  Aircraft maintenance materials
    and component repairs.......    17,491      3.3          0.1       17,478      3.3         85.4        9,426      1.9
  Commissions...................     4,248      0.8        (26.7)       5,796      1.1          4.3        5,559      1.1
  Depreciation and
    amortization................     7,103      1.4         48.6        4,779      0.9         36.6        3,499      0.7
  Aircraft rental...............     9,226      1.8        (30.1)      13,194      2.5        (20.1)      16,511      3.4
  Other rentals and landing
    fees........................     7,808      1.5         20.0        6,504      1.2          2.0        6,375      1.3
  Other operating expense.......    30,113      5.7         18.9       25,316      4.8         10.4       22,922      4.7
  Non-recurring expenses........        --       --           --           --       --           --          146      0.0
                                  --------     ----        -----     --------     ----        -----     --------     ----
    Total Operating Expenses....   132,654     25.2 CENTS      8.1%   122,661     23.3 CENTS     14.1%   107,519     22.0 CENTS
                                  --------     ----        -----     --------     ----        -----     --------     ----
    Operating income............  $    936       --           --     $  8,709       --         33.7     $  6,513       --
                                  ========     ====        =====     ========     ====        =====     ========     ====
    Interest....................  $  9,169      1.7 CENTS     53.5%  $  5,974      1.1 CENTS     71.4%  $  3,485      0.7 CENTS
                                  ========     ====        =====     ========     ====        =====     ========     ====

                                                INCREASE(DECREASE)                    INCREASE(DECREASE)
                                    2000            FROM 1999             1999            FROM 1998             1998
                                  --------      ------------------      --------      ------------------      --------
Available Seat Miles
  (000s)....................      525,872              --               526,095             7.5%              489,213
Revenue Passenger Miles
  (000s)....................      265,589            (0.1)%             265,733             6.3%              250,098
Passenger Load Factor.......       50.5%               --                50.5%            (0.6)pts             51.1%
Average Yield per Revenue
  Passenger Mile............      42.2 CENTS          5.2%              40.1 CENTS          7.2%              37.4 CENTS

COMPARISON OF 2000 TO 1999

    PASSENGER REVENUES: Passenger revenues increased 5.0% from 1999 as a result of a similar increase in yield per revenue passenger mile. This increase was produced by fare increases instituted to recover the higher cost of fuel. However, passenger traffic and revenue passenger miles remained flat between the two years as a result of a shift in flying from longer stage length markets such as Denver to Bismark, North Dakota and Sioux Falls, South Dakota to shorter stage length markets such as Denver to Santa Fe, New Mexico and Gillette, Wyoming and during the third quarter, disruptions and cancellations of United connecting flights. Further, yield increases in 2000 were reduced from what they otherwise would have been as a result of discount fares in the third and fourth quarters instituted by United to regain market share lost during their schedule disruptions.

    PUBLIC SERVICE REVENUES: Reduced public service revenues resulted from discontinuance of subsidized service to Fairmont, Minnesota, Goodland and Great Bend, Kansas, and Lamar, Colorado.

    OTHER REVENUES: The decline in other revenues resulted from the discontinuation of ground handling of certain other airlines.

    OPERATING EXPENSES: Total operating expenses increased $10.0 million, or 8.1% to $132.7 million, or 25.2 cents per ASM, in 2000 from $122.7 million, or
23.3 cents per ASM in 1999. The largest factor in the increase is increasing fuel costs of $4.9 million in 2000, as described below.

    Salaries, wages, and benefits expense increased to $35.1 million to 6.7 cents per ASM during 2000, from 6.3 cents per ASM during 1999, primarily as a result of higher labor rates under the union agreements with the Company's mechanics and flight crews.

    Aircraft fuel expense increased $4.9 million in 2000, due to an increase in the average price per gallon to $1.26 per gallon in 2000 from $.93 per gallon in 1999 or an increase of 35.5% per gallon. During the first three months of 2001, fuel prices have decreased slightly. The Company is unable to predict future price levels.

    Commissions decreased $1.5 million, or 26.7% in 2000 due to a reduction in the level of tickets purchased through travel agencies and a decrease in commission rates.

    Depreciation and amortization increased $2.3 million, or 48.6% in 2000 and aircraft rentals decreased $4.0 million, or 30.1% in 2000 primarily as a result of the purchase in July 1999 of 22 aircraft that had previously been financed as operating leases.

    Other rentals and landing fee expenses increased $1.3 million, or 20.0% to
1.5 cents per ASM during 2000, from 1.2 cents per ASM in 1999 primarily as a result of increased activity at the Denver Hub.

    Other operating expenses increased $4.8 million, or 19.0% to 5.7 cents per ASM in 2000 from 4.8 cents in 1999, reflecting higher general and administrative, marketing and communications costs.

    Interest expense increased $3.2 million in 2000, primarily as a result of the purchase in July 1999 of 22 additional aircraft that had previously been financed as operating leases.

    INCOME TAX EXPENSE (BENEFIT): No income tax benefit was recorded for 2000 due to the fact that the Company is in a loss carry forward position and that the realization of any benefits of such are substantially in doubt. The Company incurred $6 thousand of state income tax expense in 2000.

COMPARISON OF 1999 TO 1998

    OPERATING REVENUES: Operating revenues increased 15.2% to $131.4 million in 1999 from $114.0 million during 1998. The increase in operating revenues resulted from the increase in revenue passenger miles flown by 6.3% to
265.7 million in 1999 from 250.1 million during 1998 and a 7.2% increase in average yield per passenger mile to 40.1 cents in 1998 from 37.4 cents in 1998. Capacity increased to 526.1 million ASMs in 1999 from 489.2 million ASMs during 1998. The additional capacity is a result of a full year's worth of service from the expansion of service in the Denver markets. In addition, public service revenue increased 8.0% to $16.2 million in 1999 from $15.0 million in 1998.

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

    Aircraft fuel expense per ASM increased to 3.2 cents in 1999 from 2.9 cents in 1998 due to increasing fuel prices during 1999.

    Aircraft maintenance and repairs expense increased to 3.3 cents per ASM during 1999, from 1.9 cents per ASM in 1998. Maintenance materials expense in 1998 was favorably impacted by the use of certain inventoried parts, which had been partially reserved in prior years.

    Aircraft expense (depreciation and amortization, aircraft rental, and interest) decreased to 4.5 cents per ASM during 1999, from 4.8 cents per ASM in 1998 as a result of a larger base of ASMs over which to spread the fixed cost of the aircraft.

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

    INCOME TAX EXPENSE (BENEFIT): No income tax benefit was recorded for 1999 due to the fact that the Company was in a loss carry forward position and that the realization of any benefits of such are substantially in doubt. The provision for income taxes in 1998 represents state income taxes estimated to be payable.

LIQUIDITY AND CAPITAL RESOURCES

    On January 7, 2000, the Company entered into an agreement with Coast Business Credit to provide the Company with a $20 million revolving credit facility, collateralized by accounts receivable. The maximum borrowings available to the Company is based upon the amount of receivables available to collateralize the amount being borrowed. At closing, $5 million of proceeds was used to pay a short-term note due to Raytheon. At December 31, 2000, the amount available under the line of credit agreement was $13,161,347, all of which had been borrowed.

    Raytheon is the Company's primary aircraft supplier and largest creditor. The Company has financed all but one of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon. Raytheon had also provided a $5 million working capital line of credit (payable on demand and expiring on June 30, 1999) and a $5 million short-term loan, due on June 30, 1999, and collateralized by Beechcraft spare parts and equipment and accounts receivable. The Company paid Raytheon $5 million on January 7, 2000 upon closing of the agreement with Coast Business Credit (Coast). Additionally, the Company converted the remainder of the Raytheon working capital line of credit to a three-year term note on December 1, 2000.

    The agreement with Coast contains a covenant which requires the Company to maintain a specific balance of tangible net worth, (as defined). At
December 31, 2000, the Company was not in compliance with that covenant. Under the Coast agreement, such noncompliance permits Coast, at its option, to require immediate prepayment of all amounts owed by Great Lakes to Coast ($13.2 million at December 31, 2000). Such action would further exacerbate the corporate liquidity issues described below. Coast has not, to date, taken any action as a result of the default although the interest rate on the Coast loan now has been increased by 3% annually as a result of not meeting a lesser net tangible assets requirement. This default could result in default on other agreements or contracts. Such default and recent losses could also have an adverse effect on the Company's relationship with current and potential code sharing partners.

    The Company incurred a substantial loss during the fourth quarter which was partially caused by major fare reductions by United which in turn affected the fares received by the Company, in addition to winter weather related expenses and flight cancellations. The Company believes that its new code sharing agreement will provide more flexibility to set fares and potentially increase revenues. Because of the recent nature of these losses, the Company currently has no financing agreements in place under which it can secure additional funds. The Company is currently exploring alternatives to meet its future liquidity requirements and is making payment to significant creditors as current cash flow allows. The Company is in current contact with certain of these creditors regarding its slowness in payments. To date, no formal action has been taken by the Company's creditors. However, no assurance can be given that the Company's creditors may not take such action. Historically, the operations have been highly seasonal with the second and third quarters of the calendar year producing significantly more cash flow than the first and fourth quarters.

    The Company believes the fair value of a number of its aircraft is higher than the current amount of financing on such aircraft.

    As a result, during the first two months of 2001 passenger revenues declined by approximately 10.4 percent as compared to the first two months of 2000. This was partially the result of a discontinuation of unprofitable service at Rhinelander, Wisconsin on January 5 and Burlington, Iowa; Lafayatte, Indiana, and Mattoon, Illinois on February 15. In February of 2001, the Company cancelled 20.5% of its scheduled operations primarily due to severe winter weather in the upper Midwest and five days of lower than required landing visibility due to fog conditions at its Denver hub. The Company estimates that these disruptions resulted in passenger revenue losses in excess of $1.5 million. As a result, the Company expects to incur a significant loss in the first quarter of 2001. In February and March of 2001, the Company did not make scheduled debt and lease payments to Raytheon of approximately $2 million. In addition, the Company did not make scheduled lease payments of $226,000 to two lessors on four aircraft.

ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. At December 31, 2000, the Company had no derivative instruments. The Company adopted this statement on January 1, 2001. There has been no impact as a result of the adoption.

    In 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The SAB summarizes the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The company has reviewed its revenue recognition policies and has determined that they comply with the principles as set forth in SAB No. 101. Accordingly, the adoption of the SAB will have no effect on the Company's financial position or results of operations.

FREQUENT FLYER PROGRAM

    The Company's passengers carried as a part of a code-sharing flight with United, and effective May 1, 2001, carried under the Company's own name may earn miles in United's "Mileage Plus" frequent flyer program. Passengers may use mileage accumulated in this program to obtain discounted or free tickets for trips that might include a flight segment on one of the Company's flights. No revenues are earned or collected on free tickets awarded to passengers under the program. Awards earned under the frequent flyers program have an expiration date three years from the date earned however, the three year period is renewed each time the participant earns or redeems mileage. The program also contains certain restrictions, including blackout dates and capacity controlled bookings, which substantially limit the use of awards on certain flights and during the busiest periods. The Company continually monitors the number of free travel award reservations on its flight segments to ensure that they are within the capacity restrictions defined in the "Mileage Plus" program. The Company's yield management program and related seat restrictions minimize the number of revenue passengers that may be displaced on any individual flight segment. To date, the Company has not experienced any material use of "Mileage Plus" awards to obtain travel on flights, and the incremental cost to the Company attributable to the exercise of frequent flyer awards (consisting primarily of a minimal amount of additional gate and passenger service expenses) has not been material. Awards used on the Company's flights during the year ended December 31, 2000 represented approximately 2.3% percent of the Company's total passengers. The Company expects that this percentage will remain approximately the same for the foreseeable future. Based on this low percentage, the availability on many of the Company's flights of otherwise vacant seats, and on the program's restrictions, the Company believes that the displacement, if any, of revenue passengers by users of "Mileage Plus" and awards will not become material. The Company continually monitors the number of awards redeemed and will accrue the incremental costs associated with the "Mileage Plus" and program if they become material.

EFFECTS OF INFLATION

    Except for the price of fuel, inflation has not had a material effect on the Company's operations in the past five years. The Company is subject to inflationary pressures from labor agreements, fuel price escalations and costs at airports served which it attempts to recover through fare and schedule adjustments.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
  PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

CAUTIONARY FACTORS

    The Company wishes to caution shareholders and prospective investors that the following important factors, among others identified in this Annual Report on Form 10-K, could affect the Company's actual operating results, and that such results could differ materially from those expressed in any forward-looking statements made by the Company. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1996. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority.

DEPENDENCE ON RELATIONSHIP WITH UNITED

    The Company generated 100% of its passenger revenues for the year ended December 31, 2000 under the United Express Agreements described under "Business--United Express and Code Sharing Relationship". As a result of the relationship with United, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business as was the case in the last two quarters of 2000, the Company's business is also adversely affected.

    The impact of this relationship is shown below in the graph "180-Day Advanced Bookings" which displays total passenger reservations for future flights by week. The summer 2000 United labor disruptions and schedule reductions resulted in a significant reduction in passenger reservations on Great Lakes during this high travel period. Major temporary fare reductions by United to regain market share diluted fourth quarter yields. Also displayed is the slowing of reservation sales at the end of 2000 and early 2001 as capacity is reduced to match anticipated traffic levels.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

  DATE    ADVANCED BOOKINGS
1998
1/4/98                45429
1/11/98               49067
1/18/98               52066
1/25/98               52614
2/1/98                54343
2/8/98                56172
2/15/98               57264
2/22/98               58856
3/1/98                60543
3/8/98                62116
3/15/98               64975
3/22/98               72188
3/29/98               78045
4/5/98                84781
4/12/98               91302
4/19/98               98756
4/26/98              102462
5/3/98               108876
5/10/98              113837
5/17/98              120837
5/24/98              124599
5/31/98              127775
6/7/98               128536
6/14/98              125919
6/21/98              122842
6/28/98              120790
7/5/98               120095
7/12/98              116426
7/19/98              113003
7/26/98              111108
8/2/98               110862
8/9/98               108661
8/16/98              109272
8/23/98              115631
8/30/98              125223
9/6/98               125192
9/13/98              116296
9/20/98              117111
9/27/98              118223
10/4/98              118967
10/11/98             117788
10/18/98             117987
10/25/98             117251
11/1/98              118634
11/8/98              115804
11/15/98             113530
11/22/98             108559
11/29/98             107621
12/6/98              104545
12/13/98              96742
12/20/98              85260
12/27/98              83167
1999
1/3/99                79552
1/10/99               83783
1/17/99               84973
1/24/99               88746
1/31/99               90128
2/7/99                93549
2/14/99               96582
2/21/99               99258
2/28/99              101668
3/7/99               105247
3/14/99              108699
3/21/99              112569
3/28/99              117099
4/4/99               119847
4/11/99              123568
4/18/99              126399
4/25/99              132599
5/2/99               136587
5/9/99               143755
5/16/99              150610
5/23/99              153789
5/30/99              159642
6/6/99               164276
6/13/99              171983
6/20/99              178153
6/27/99              174765
7/4/99               165875
7/11/99              163230
7/18/99              166278
7/25/99              157988
8/1/99               155692
8/8/99               152498
8/15/99              147838
8/22/99              144569
8/29/99              138487
9/5/99               142116
9/12/99              139819
9/19/99              138957
9/26/99              137415
10/3/99              137091
10/10/99             133230
10/17/99             132964
10/24/99             131458
10/31/99             130504
11/7/99              132936
11/14/99             134231
11/21/99             131458
11/28/99             123698
12/5/99              121483
12/12/99             116598
12/19/99             112753
12/26/99             101997
2000
1/3/00                93924
1/10/00              103372
1/17/00              111451
1/24/00              113761
1/31/00              115567
2/7/00               119410
2/14/00              125030
2/21/00              130010
2/28/00              127470
3/6/00               127953
3/13/00              129081
3/20/00              132480
3/27/00              132452
4/3/00               133246
4/10/00              136898
4/17/00              139632
4/24/00              143589
5/1/00               150066
5/8/00               152913
5/15/00              160848
5/22/00              162320
5/29/00              164880
6/5/00               167745
6/12/00              172653
6/19/00              173771
6/26/00              177356
7/3/00               169490
7/10/00              165019
7/17/00              164787
7/24/00              162425
7/31/00              155507
8/7/00               146177
8/14/00              135568
8/21/00              128685
8/28/00              124363
9/4/00               123771
9/11/00              123962
9/18/00              149100
9/25/00              165176
10/2/00              159894
10/9/00              155551
10/16/00             154500
10/23/00             147552
10/30/00             137683
11/6/00              136537
11/13/00             134298
11/20/00             131664
11/27/00             123507
12/4/00              121499
12/11/00             117156
12/18/00             110365
12/25/00              98729
2001
1/1/01                84253
1/8/01                83800
1/15/01               92182
1/22/01               93645
1/29/01               97958
2/5/01               100453
2/12/01              102948
2/19/01              103578
2/26/01              109862
3/5/01               115744
3/12/01              116851
3/19/01              118113
3/26/01              121067

    On February 1, 2001, the Company and United entered into a new three-year code sharing agreement which becomes effective May 1, 2001. Under the new agreement, Great Lakes, operating under its own name may enter into code sharing agreements with certain other carriers. To the extent that the Company is successful in participating in code sharing agreements with other carriers, it will reduce its dependence on United and may mitigate the effects of such adverse events if they relate to United only.

EFFECT OF GENERAL ECONOMIC CONDITIONS

    The airline industry is significantly affected by general economic conditions. During recent recessions, most airlines reduced fares in an effort to increase traffic. Economic and competitive conditions in the airline industry have contributed to a number of bankruptcies and liquidations among airlines. A worsening of current economic conditions, or an extended period of recession nationally or regionally, would have a material adverse effect on the Company's operations.

FUEL COSTS

    Fuel is a major component of operating expense for all airlines. The Company's cost of fuel varies directly with market conditions, and the Company has no guaranteed long-term sources of supply. The

Company intends generally to follow industry trends by raising fares in response to significant fuel price increases. However, the Company's ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions. Accordingly, a reduction in the availability or an increase in the price of fuel could have a material adverse effect on the Company's cash flow from operations and profitability.

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

CONTROL BY PRINCIPAL STOCKHOLDER

    Mr. Douglas G. Voss beneficially owns or controls approximately 62% of the outstanding shares of the Company's common stock. On October 22, 1996, Mr. Voss transferred approximately one-half of the shares of the Company's common stock owned by him to his ex-spouse, Ms. Gayle R. Brandt, pursuant to the Marital Dissolution Stipulation and Property Settlement. Ms. Brandt has granted
Mr. Voss an Irrevocable Proxy to vote such securities until June 28, 2010. Accordingly, Mr. Voss will continue to be in a position to control the management and affairs of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL STATEMENTS

    The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. The Company is susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. At December 31, 2000, the Company does not have any derivative financial instruments.

AIRCRAFT FUEL

    Airline operators are dependent upon fuel to operate and therefore, are impacted by changes in aircraft fuel prices. Great Lakes' earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 16.2% of Great Lakes' operating expenses in 2000. A one-cent change in the average cost of aircraft fuel would impact the Company's aircraft fuel expense by approximately $180,000 annually, based upon fuel consumption in 2000.

INTEREST RATES

    The Company's operations are very capital intensive, as the vast majority of assets are flight equipment, which are long lived. Great Lakes' exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company does have exposure to changes in cash flows resulting from changes in interest rates as a significant portion of its long-term debt has variable interest rates. Additionally, the Company is exposed to changes in fair values of its debt obligations which carry fixed rates of interest. As disclosed in Note 5 to the Financial Statements, the Company has total long-term debt outstanding of $105.5 million at December 31, 2000.

    Assuming no change in variable rates at December 31, 2000 the interest expense on long term obligations due in the five subsequent years and thereafter were as follows:

                                        FIXED      AVERAGE     VARIABLE     AVERAGE
                                         RATE       FIXED        RATE       VARIABLE
                                      ----------   --------   -----------   --------
2001................................  $1,266,985     8.96%    $ 8,147,583     7.87%
2002................................   1,379,695     8.96       6,909,433     7.94
2003................................   1,461,161     8.96       7,352,631     7.94
2004................................     627,670     8.96       5,422,600     8.36
2005................................     678,825     9.08       5,853,250     8.36
Thereafter..........................   1,345,041     9.08      65,465,173     8.36

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company as of December 31, 2000 and 1999 together with Independent Auditor's Report are included in this Form 10-K on the pages indicated below.

                                                                PAGE
                                                              --------
Independent Auditors' Report................................  18

Balance Sheets as of December 31, 2000 and 1999.............  19

Statements of Operations for the Years Ended December 31,
  2000, 1999 and 1998.......................................  20

Statements of Stockholders' Equity for the Years Ended
  December 31, 2000, 1999,
  and 1998..................................................  21

Statements of Cash Flows for the Years Ended December 31,
  2000, 1999, and 1998......................................  22

Notes to Financial Statements...............................  24

Supplemental Schedule to Financial Statements
  Schedule II--Valuation and Qualifying Accounts............  36

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Great Lakes Aviation, Ltd.:

    We have audited the accompanying balance sheets of Great Lakes
Aviation, Ltd. (an Iowa Corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the financial statements we have also audited the financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered significant losses in the year ended December 31, 2000, and has liabilities in excess of current assets at December 31, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ KPMG LLP
                                          --------------------------------------
                                              KPMG LLP

Des Moines, Iowa
March 10, 2001

                           GREAT LAKES AVIATION, LTD.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash......................................................  $  1,995,706   $     83,957
  Accounts receivable (note 5)..............................    12,541,345     12,575,663
  Inventories, net (notes 1 and 5)..........................    15,383,147     17,975,354
  Prepaid expenses and other current assets.................       923,985        643,443
                                                              ------------   ------------
    Total current assets....................................    30,844,183     31,278,417

Property and equipment:
  Flight equipment (notes 4 and 5)..........................   122,250,002    122,250,002
  Other property and equipment..............................     6,342,481      5,187,840
  Less accumulated depreciation and amortization............   (18,310,656)   (12,073,477)
                                                              ------------   ------------
    Total property and equipment............................   110,281,827    115,364,365
                                                              ------------   ------------
Other assets................................................     2,053,288      2,233,234
                                                              ------------   ------------
                                                              $143,179,298   $148,876,016
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable and current maturities of long-term debt
    (note 5)................................................  $ 22,575,915   $ 14,423,711
  Accounts payable..........................................    14,175,927     12,727,479
  Accrued liabilities and unearned revenue..................     3,561,177      4,783,057
  Deferred lease payments...................................       897,247      2,456,624
                                                              ------------   ------------
    Total current liabilities...............................   41,210, 266     34,390,871
                                                              ------------   ------------
Long-term debt, net of current maturities (note 5)..........    96,053,979     98,700,724
Deferred credits............................................     3,564,566      4,627,510
Deferred lease payments.....................................     2,220,729      2,537,529
Stockholders' equity: (note 5)
  Common stock, $.01 par value; 50,000,000 shares
    authorized, 8,657,651 and 8,637,440 shares issued and
    outstanding at December 31, 2000 and 1999...............        86,577         86,374
  Paid-in capital...........................................    31,358,847     31,609,841
  Accumulated deficit.......................................   (31,315,666)   (23,076,833)
                                                              ------------   ------------
      Total stockholders' equity............................       129,758      8,619,382
                                                              ------------   ------------
Commitments and contingencies (notes 4, 5, and 9)
                                                              $143,179,298   $148,876,016
                                                              ============   ============

See accompanying notes to financial statements.

                           GREAT LAKES AVIATION, LTD.

                            STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                          2000           1999          1998
                                                      ------------   ------------   -----------
Operating revenues:
  Passenger.........................................  $112,036,604   $106,661,151   $93,440,953
  Public service....................................    14,876,983     16,228,491    15,026,050
  Freight, charter, and other.......................     6,676,160      8,480,361     5,564,957
                                                      ------------   ------------   -----------
    Total operating revenues........................   133,589,747    131,370,003   114,031,960
                                                      ------------   ------------   -----------
Operating expenses:
  Salaries, wages, and benefits.....................    35,162,270     33,037,214    29,106,739
  Aircraft fuel.....................................    21,503,364     16,557,193    13,973,669
  Aircraft maintenance materials and repairs........    17,491,132     17,477,722     9,425,672
  Commissions.......................................     4,247,974      5,796,046     5,559,553
  Depreciation and amortization.....................     7,103,304      4,778,770     3,499,409
  Aircraft rental (note 4)..........................     9,225,622     13,194,042    16,511,288
  Other rentals and landing fees....................     7,808,230      6,503,750     6,374,889
  Other operating expense...........................    30,112,321     25,316,303    22,922,191
  Non-recurring expenses (note 3)...................            --             --       145,805
                                                      ------------   ------------   -----------
    Total operating expenses........................   132,654,217    122,661,040   107,519,215
                                                      ------------   ------------   -----------
    Operating income................................       935,530      8,708,963     6,512,745
Other expense:
  Interest expense, net.............................     9,168,247      5,974,213     3,485,357
  Loss on sale of assets and other property.........            --          6,771       190,578
                                                      ------------   ------------   -----------
    (Loss) income before income taxes...............    (8,232,717)     2,727,979     2,836,810
Income tax expense..................................         6,116             --       115,000
                                                      ------------   ------------   -----------
    Net (loss) income...............................  $ (8,238,833)  $  2,727,979   $ 2,721,810
                                                      ============   ============   ===========
Net (loss) income per share
  Basic.............................................  $      (0.95)  $       0.32   $      0.34
  Diluted...........................................  $      (0.95)  $       0.29   $      0.31

Average shares outstanding
  Basic.............................................     8,645,774      8,634,204     7,924,719
  Diluted...........................................     8,645,774      9,335,991     8,702,792

See accompanying notes to financial statements.

                           GREAT LAKES AVIATION, LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                     COMMON STOCK
                                 --------------------     PAID-IN
                                  SHARES      AMOUNT      CAPITAL     ACCUMULATED DEFICIT     TOTAL
                                 ---------   --------   -----------   -------------------   ----------
Balance at December 31, 1997...  7,589,121   $75,891    $29,577,371       $(28,526,622)     $1,126,640
Issuance of common stock.......  1,001,722    10,017      1,991,429                 --       2,001,446
Net income.....................         --        --             --          2,721,810       2,721,810
                                 ---------   -------    -----------       ------------      ----------
Balance at December 31, 1998...  8,590,843    85,908     31,568,800        (25,804,812)      5,849,896

Issuance of common stock.......     46,597       466         41,041                 --          41,507
Net income.....................         --        --             --          2,727,979       2,727,979
                                 ---------   -------    -----------       ------------      ----------

Balance at December 31, 1999...  8,637,440   $86,374    $31,609,841       $(23,076,833)     $8,619,382

Issuance at common stock.......     20,211       203         30,756                 --          30,959
Redemption of warrants.........         --        --       (281,750)                --        (281,750)
Net loss.......................         --        --             --         (8,238,833)     (8,238,833)
                                 ---------   -------    -----------       ------------      ----------
Balance at December 31, 2000...  8,657,651   $86,577    $31,358,847       $(31,315,666)     $  129,758
                                 =========   =======    ===========       ============      ==========

See accompanying notes to financial statements.

                           GREAT LAKES AVIATION, LTD.

                            STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                            2000           1999          1998
                                                        -------------   -----------   -----------
Operating activities:
  Net (loss) income...................................  $  (8,238,833)  $ 2,727,979   $ 2,721,810
  Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
    Write down of Brasilia assets and accrued disposal
      costs...........................................             --            --       145,805
    Depreciation and amortization.....................      6,932,179     4,778,770     3,499,409
    Loss on disposal of assets, net...................             --         6,771       190,578
    Change in current operating items:
      Accounts receivable, net........................         34,318    (4,201,073)   (3,822,074)
      Inventories, net................................      1,943,207      (965,654)   (6,846,326)
      Prepaid expenses and other current assets.......       (280,542)      (20,905)      195,249
      Deposits on flight equipment....................             --            --       (34,500)
      Accounts payable and accrued liabilities........       (836,376)    1,200,024     2,882,576
      Deferred lease payments.........................        104,905     2,439,351      (738,304)
      Other...........................................        176,733       593,083            --
                                                        -------------   -----------   -----------
        Net cash (used in) provided by operating
          activities..................................       (164,409)    6,558,346    (1,805,777)
                                                        -------------   -----------   -----------
Investing activities:
  Purchases of flight equipment and other property and
    equipment.........................................     (1,154,641)   (1,704,862)     (630,542)
  Proceeds from the sale of flight equipment..........             --        15,131         3,900
  Decrease (increase) in other assets.................          3,213        85,321      (490,874)
  Proceeds from certificate of deposit................             --            --     2,246,725
                                                        -------------   -----------   -----------
        Net cash (used in) provided by investing
          activities..................................     (1,151,428)   (1,604,410)    1,129,209
                                                        -------------   -----------   -----------
Financing activities:
  Proceeds from issuance of debt......................             --        20,456            --
  Repayment of long-term debt.........................     (5,882,457)   (3,988,130)   (2,200,021)
  Proceeds from short-term note payable and line of
    credit............................................    127,070,395       455,000     7,683,520
  Payments on short-term note payable and line of
    credit............................................   (117,709,561)   (1,587,799)   (5,625,174)
  Redemption of warrant...............................       (281,750)           --            --
  Proceeds from sale of common stock..................         30,959        41,507     1,001,446
                                                        -------------   -----------   -----------
        Net cash provided by (used in) financing
          activities..................................      3,227,586    (5,058,966)      859,771
                                                        -------------   -----------   -----------
        Net change in cash............................      1,911,749      (105,030)      183,203

Cash:
  Beginning of year...................................         83,957       188,987         5,784
                                                        -------------   -----------   -----------
  End of year.........................................  $   1,995,706   $    83,957   $   188,987
                                                        =============   ===========   ===========

See accompanying notes to financial statements.

                           GREAT LAKES AVIATION, LTD.

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                            2000           1999          1998
                                                        -------------   -----------   -----------
Supplementary cash flow information:
  Cash paid during the year for:
    Interest..........................................  $   9,905,457   $ 5,445,242   $ 3,816,844
    Income taxes......................................             --       115,000            --
                                                        =============   ===========   ===========
Noncash transactions--
  Long-term debt issued in acquisition of Beechcraft
    1900D airliners...................................  $          --   $75,665,924   $        --
  Conversion of deferred lease payments to long-term
    debt..............................................      1,981,902     1,320,307            --
  Conversion of line of credit to long-term debt......      4,713,429            --            --
  Inventory returned in exchange for reduction of line
    of credit.........................................             --       944,554            --
                                                        -------------   -----------   -----------
                                                        $   6,695,331   $77,930,785   $        --
                                                        =============   ===========   ===========
Disposition of Beechcraft 1900C aircraft through like
  kind exchange.......................................  $          --   $        --   $23,724,490
Cancellation of long-term debt associated with
  Beechcraft 1900C aircraft...........................             --            --    17,337,009
Acquisition of Beechcraft 1900D aircraft through like
  kind exchange.......................................             --            --    22,333,455
Long-term debt issued in acquisition of Beechcraft
  1900D aircraft through like-kind exchange...........             --            --    20,379,451
Common stock issued in exchange for reduction of
  accounts payable....................................             --            --       750,000
Common stock issued in exchange for termination of
  notes payable.......................................                                    250,000
                                                        -------------   -----------   -----------
                                                        $          --   $        --   $84,774,405
                                                        =============   ===========   ===========

See accompanying notes to financial statements.

                           GREAT LAKES AVIATION, LTD.

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

    BUSINESS

The Company operates as United Express under a cooperative marketing agreement
    (United Express Agreement) with United Airlines, Inc. (United) and provides service to 57 destinations in the Upper Midwest and Mountain West Region as of December 31, 2000.

The United Express Agreement expired on December 31, 1997. In 2000, 1999 and
    1998, the Company and United operated as if the principal day-to-day operational provisions of the previous code sharing agreement were still effective. On February 1, 2001, the Company and United entered into a new three-year code sharing agreement which will become effective May 1, 2001. Under this new agreement, the Company no longer will operate under the name "United Express"; rather, it will operate under its own name and be displayed in reservations systems under its own code when it is not flying a segment as part of a code sharing flight. The agreement provides for use of United's flight designator for Great Lakes flights connecting with United flights in Denver and Chicago and permits the Company to enter into code sharing agreements with certain other carriers. The Company will continue to participate in United's Mileage Plus frequent flyer program. In conjunction with the new code sharing agreement, the Company entered into a transition agreement with United whereby the Company is to develop and implement its own reservation system by no later than January 31, 2002. The transition agreement also requires United to provide financial support to Great Lakes to cover a substantial portion of the Company's cost of returning to marketing itself under its own identity, such as the painting of its aircraft, development of the Company's own label and new uniforms for employees.

Passenger revenues during 2000, 1999, and 1998, were derived 100 percent, 100 percent and 99 percent from United Express operations. Approximately
    75 percent, 68 percent, and 49 percent of the United Express passengers connected with United for the years ended December 31, 2000, 1999, and 1998, respectively.

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

    UNION AGREEMENTS

The Company's pilots are represented by the International Brotherhood of Teamsters. The agreement with the pilots became amendable October 30, 2000, and negotiations are continuing. The Company's flight attendants are also represented by the International Brotherhood of Teamsters, and the agreement with the flight attendants becomes amendable April 1, 2002.

    ACCOUNTS RECEIVABLE

Substantially all accounts receivable balances are due from various airlines, with approximately 60 percent of the December 31, 2000 and December 31, 1999, balances, respectively due from United. All receivables are pledged as collateral securing a $20,000,000 line of credit.

                           GREAT LAKES AVIATION, LTD.

                           DECEMBER 31, 2000 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS (CONTINUED) INVENTORIES

Inventories consist of flight equipment spare parts and fuel and are stated at the lower of average cost or market. An allowance for depreciation is provided at rates which depreciate the cost of flight equipment spare parts, less estimated residual value, over the estimated useful lives of the related aircraft. The accumulated allowances were $9,540,952 and $8,733,827, respectively, at December 31, 2000 and 1999. Expendable parts are charged to maintenance expense as used. Inventories consisting of Beech aircraft spare parts and equipment are pledged as collateral securing a $20,000,000 line of credit and a Raytheon term note.

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

    OTHER ASSETS

Approximately $1,475,000 of long-term deposits on aircraft operating leases at December 31, 2000 and 1999, were included in other assets.

    DEFERRED PAYMENTS

During 1997, the Company failed to make scheduled payments on several leases and subsequently renegotiated substantially all of its lease agreements. The renegotiated leases contain higher monthly payments and longer payment terms than the original agreements. The unpaid rentals have been accrued and expensed in the period to which they related and are being paid over the new lease terms of the aircraft.

During February and March of 2001, the Company did not make scheduled debt and lease payments to Raytheon of approximately $2 million. In addition, the Company did not make scheduled lease payments of $225,000 to two lessors on four aircraft. The Company intends to restructure the payments to a later time.

    DEFERRED CREDITS

The Company has received various incentives in the form of interest rate subsidies and spares parts in connection with the acquisition of new aircraft. Incentives are being amortized as a reduction of rent expense or interest expense over the term of the related agreement.

    REVENUE RECOGNITION

Passenger revenues are recorded as income when the respective services are rendered. Liability for unused tickets issued by the Company is recorded as unearned revenue. The Company also receives public

                           GREAT LAKES AVIATION, LTD.

                           DECEMBER 31, 2000 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS (CONTINUED) service subsidy revenues for serving certain communities that do not generate sufficient traffic to fully support profitable air service, which are recorded as income as the agreed upon air service is furnished by the Company.

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

    INCOME (LOSS) PER SHARE

Basic income (loss) per share have been computed by dividing net income (loss) by the weighted-average number of shares of common stock during outstanding each of the years presented. Diluted income (loss) per share have been calculated by also including in the computation the impact of the issuance of common stock pursuant to the exercise of outstanding warrants and the effect of those employee stock options granted to employees as potential common stock that would be dilutive. Since the Company had suffered a net loss in the year ended December 31, 2000, the effects of potential common stock issuance's were not included in the calculation, as their effects would be anti-dilutive.

    STOCK OPTION PLANS

The Company has elected the pro forma disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company will continue applying the accounting treatment prescribed by the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Pro forma net income
    (loss) and pro forma net income (loss) per share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions are set forth below:

Cash, accounts receivable, accounts payable and accrued liabilities:

    The carrying amount approximates fair value because of the short-term nature of these instruments.

                           GREAT LAKES AVIATION, LTD.

                           DECEMBER 31, 2000 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS (CONTINUED) Long-term debt:

    Based upon the Company's concentration of long-term debt with the manufacturer of aircraft, the fair value of long-term debt was not reasonably determinable.

(2) LIQUIDITY AND GOING-CONCERN MATTERS

The Company has suffered significant losses in the fourth quarter of fiscal
    2000, the year ended December 31, 2000, and the first two months of fiscal 2001 and has current liabilities in excess of current assets at December 31, 2000. As a result of these losses, the Company is currently not in compliance with its line of credit financial covenants. The Company's ability to continue as a going concern depends upon its ability to utilize its line of credit to pay its obligations as they come due, upon maintaining adequate liquidity, and achieving sustained profitability. The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

Because of the recent nature of these losses, the Company currently has no financing agreements in place under which it can secure additional funds. The Company is currently exploring alternatives to meet its future liquidity requirements and is making payment to significant creditors as current cash flow allows. The Company is in current contact with certain of these creditors regarding its slowness in payments. To date, no formal action has been taken by the Company's creditors. However, no assurance can be given that the Company's creditors may not take such action. Historically, the operations have been highly seasonal with the second and third quarters of the calendar year producing significantly more cash flow than the first and fourth quarters.

(3) NONRECURRING EXPENSES

In February 1998, the Company entered into an agreement to sell all of their remaining Brasilia aircraft and their Brasilia spare part inventories and began negotiating with the lessors and creditors for release of the Brasilia aircraft. In April 1998, due to the expanded service into the Denver market, the Company determined that they had a continuing need for five of their Brasilia aircraft, and began negotiating with the other party for a modification of the agreement. The agreement to sell all the Brasilia aircraft was modified and the Company disposed of only two aircraft and utilizes the remaining Brasilia aircraft in its operations. As a result of the modification in the agreement to sell Brasilia aircraft, the Company reversed, in 1998, an accrual of $543,933 that was made in 1997 for the intended disposal of three Brasilia aircraft that did not occur. Offsetting, this reversal was an additional accrual of $689,738 needed for a final settlement reached regarding two Brasilia aircraft that were returned to a lessor in 1997, resulting in a net non-recurring charge of $145,805 in 1998.

                           GREAT LAKES AVIATION, LTD.

                           DECEMBER 31, 2000 AND 1999

(4) FLIGHT EQUIPMENT

The Company's airline fleet consisted of Beechcraft Model 1900 19-passenger and
    Embraer Brasilia Model 120 30-passenger aircraft summarized as follows at December 31, 2000 and 1999:

                                                                        2000 AND 1999
                                                              ----------------------------------
                                                              BEECHCRAFT   BEECHCRAFT
                                                                1900C        1900D      BRASILIA
                                                              ----------   ----------   --------
Owned.......................................................         --        28          4
Operating leases............................................          4        12          4
                                                              ---------        --          --
                                                                      4        40          8
                                                              =========        ==          ==

On April 23, 1998, the Company received twenty-two Beechcraft 1900D aircraft from Raytheon. The Company was paying $30,007 a month for each aircraft as rent to Raytheon. In July 1999, the Company purchased these aircraft through the issuance of notes payable to Raytheon.

Lease commitments for aircraft as of December 31, 2000 were as follows:

                                        BEECHCRAFT
                                           1900        BRASILIA        TOTAL
                                        -----------   -----------   -----------
2001..................................  $ 6,816,000   $ 2,709,888   $ 9,525,888
2002..................................    6,816,000     2,709,888     9,525,888
2003..................................    6,816,000     2,467,788     9,283,788
2004..................................    6,816,000     1,741,488     8,557,488
2005..................................    6,596,000     1,741,488     8,337,488
Thereafter............................   37,122,000    12,408,102    49,530,102
                                        -----------   -----------   -----------
                                        $70,982,000   $23,778,642   $94,760,642
                                        ===========   ===========   ===========

Non-aircraft Lease commitments are set forth in Note 9.

(5) NOTES PAYABLE AND LONG-TERM DEBT

Raytheon Aircraft Corp. and its financing affiliates (collectively, "Raytheon") is the Company's primary aircraft supplier and largest creditor. The Company has financed all but one of its Beechcraft 1900 aircraft and one of its Brasilia aircraft pursuant to lease and debt agreements with Raytheon. Raytheon had also extended the Company a total of $10 million through a line of credit and a short-term note payable to finance the Company's operating cash needs (collectively, the "Raytheon Agreements"). The line of credit and a short-term note payable as extended, expired by their terms on June 30, 1999. On January 7, 2000, the Company entered into an agreement with Coast Business Credit for a $20 million revolving credit facility. In connection with entering into the revolving credit facility, the Company paid Raytheon $5 million to retire the short-term note. On December 1, 2000 the Company entered into an agreement with Raytheon to convert the remaining line of credit into a three-year installment note.

                           GREAT LAKES AVIATION, LTD.

                           DECEMBER 31, 2000 AND 1999

(5) NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)
Notes payable and current maturities of long-term debt consist of the following at December 31, 2000 and 1999:

                                                        2000          1999
                                                     -----------   -----------
Line of credit with Coast Business Credit(A).......  $13,161,347   $        --
Term note to Raytheon(B)...........................           --     5,000,000
Line of credit with Raytheon Note(C)...............           --     3,572,647
Current maturities of long-term debt...............    9,414,568     5,851,064
                                                     -----------   -----------
                                                     $22,575,915   $14,423,711
                                                     ===========   ===========

------------------------

(A) On January 7, 2000, the Company entered into a $20 million line of credit agreement with Coast Business Credit. Under the terms of the agreement the Company may borrow up to 85 percent of the Company's Eligible Billed and Unbilled Receivables as defined in the agreement. At December 31, 2000, the amount available under the agreement was $13,161,347 all of which had been borrowed. The line of credit bears interest at a rate of prime plus
    .5 percent and in no event shall the rate be less than 8 percent per annum. The line of credit also contains various restrictive covenants. The Company is in default under this agreement and is incurring a 3.0 percent-interest rate penalty as a result of not meeting financial requirements related to tangible net worth. At December 31, 2000 the interest rate was
    13.0 percent.

(B) The Company entered into a short-term note with Raytheon in July 1997. In January 2000, the note was paid in full in connection with the $20 million line of credit agreement with Coast Business Credit.

(C) The Company entered into a $2.5 million line of credit with Raytheon that was later amended and increased to $5.0 million. The line of credit was converted to a term note on December 1, 2000 and is classified in
    (D) below. The term note and interest is due over 36 monthly payments beginning June 30, 2001. The term note bears interest at prime rate, which was 9.5 percent at December 31, 2000 and is secured by Beech aircraft and is cross-collateralized with the other Raytheon Agreements.

Long-term debt consists of the following at December 31, 2000 and 1999:

                                                       2000           1999
                                                   ------------   ------------
Raytheon(D)......................................  $ 98,709,027   $ 96,664,206
Other long-term notes(E).........................     6,759,520      7,887,582
                                                   ------------   ------------
                                                    105,468,547    104,551,788
Less current maturities of long-term debt........     9,414,568      5,851,064
                                                   ------------   ------------
                                                   $ 96,053,979   $ 98,700,724
                                                   ============   ============

------------------------

(D) The Raytheon notes consist of 31 term notes in 2000 and 29 term notes in 1999. On July 1, 1999, the Company entered into 22 term notes to purchase 22 1900D Beechcraft airliners. The outstanding notes at December 31, 2000 require monthly payments ranging from $30,000 to $84,500, including interest, with total payments on these notes approximating $1,223,000 per month. The interest rates on the notes range from 7.15 percent to
    8.5 percent as of December 31, 2000. The notes mature from

                           GREAT LAKES AVIATION, LTD.

                           DECEMBER 31, 2000 AND 1999

(5) NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)
    October 2001 to August 2012 and are collateralized by aircraft. On
    November 1, 2000 the Company entered into an agreement converting certain deferred lease payments on 1900C aircraft to a term note. The note requires monthly payments through October, 2003 with an interest rate equal to prime which was 9.5 percent at December 31, 2000.

(E) Other long-term notes consist of four term notes which require monthly or quarterly payments including interest. The interest rates on the notes are approximately 9.05 percent at December 31, 2000. Three of these notes are collateralized by aircraft.

In connection with the refinancing of the Company's long-term notes, short term note agreements, and the restructuring of the Company's lease agreements, the Company issued Raytheon a warrant to purchase one million shares of the Company's stock, at the then current market price of the stock. The warrant was exercisable for ten years beginning July 16, 1998 at a price of $.75 per share. Accordingly, the Company recorded a discount equal to the estimated fair value of the warrant on the date of issuance ($650,000), which is being amortized as additional interest expense over the weighted average life of the debt and lease agreements to which it relates. On October 7, 2000 the Company exercised the call option of the warrant agreement, and paid $281,750 to retire the warrant.

As of December 31, 2000, the long-term debt obligations due in the five subsequent years and thereafter were as follows:

                             BEECHCRAFT
                                1900S      BRASILIAS      OTHER         TOTAL
                             -----------   ----------   ----------   ------------
2001.......................  $ 4,312,246   $2,918,885   $2,183,437   $  9,414,568
2002.......................    4,654,369    1,368,549    2,266,210      8,289,128
2003.......................    5,023,759    1,454,482    2,335,551      8,813,792
2004.......................    5,422,600      620,509        7,161      6,050,270
2005.......................    5,853,250      678,825           --      6,532,075
Thereafter.................   65,465,173    1,345,041           --     66,810,214
                             -----------   ----------   ----------   ------------
                             $90,731,397   $8,386,291   $6,792,359   $105,910,047
                             ===========   ==========   ==========   ============

(6) INCOME TAXES

Income taxes for the years ended December 31, 2000, 1999 and 1998 consisted of current state income taxes of $6,116, $-0- and $115,000, respectively.

The federal statutory tax rate differs from the Company's effective income tax rate for the years ended December 31 as follows:

                                                            2000       1999       1998
                                                          --------   --------   --------
Federal statutory rate..................................    34.0%      34.0%      34.0%
State income taxes, net of federal benefit..............      --         --        4.5
Change in valuation allowance...........................   (34.0)     (34.0)     (34.0)
                                                           -----      -----      -----
                                                              --%        --%       4.5%
                                                           =====      =====      =====

                           GREAT LAKES AVIATION, LTD.

                           DECEMBER 31, 2000 AND 1999

(6) INCOME TAXES (CONTINUED)
Deferred tax assets (liabilities) as of December 31 were as follows:

                                                       2000           1999
                                                   ------------   ------------
Deferred tax assets
  Net operating loss carry forwards..............  $ 20,129,000   $ 10,363,000
  Accrued liabilities and other..................     5,159,000      6,190,000
                                                   ------------   ------------
    Total gross deferred tax asset...............    25,288,000     16,553,000
    Less valuation allowance.....................   (16,268,000)   (12,017,000)
                                                   ------------   ------------
    Total deferred tax asset.....................     9,020,000      4,536,000
                                                   ------------   ------------
Deferred tax liabilities
  Property and equipment.........................    (9,020,000)    (4,536,000)
                                                   ------------   ------------
    Total deferred tax asset (liability).........  $         --   $         --
                                                   ============   ============

The Company has net operating loss carry forwards for federal income tax purposes totaling approximately $57,570,000 at December 31, 2000, expiring in years from 2005 through 2020. The net change in total valuation allowance for the years ended December 31, 2000, 1999 and 1998 was an increase of $4,251,000, $2,919,000 and a decrease of $306,000, respectively.

(7) EMPLOYEE BENEFIT PLANS

    401(k)

The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all employees. The Company matches up to 4 percent of participating employees' contributions. Company contributions totaled $318,000 in 2000, $337,000 in 1999 and $268,000 in 1998.

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

                           GREAT LAKES AVIATION, LTD.

(7) EMPLOYEE BENEFIT PLANS (CONTINUED)

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plans, both of which are fixed stock option plans. Accordingly, no compensation cost has been recognized for the Plans as exercise prices are at least equal to the fair market value of the Company's common stock on the date of grant. Had compensation cost for the Company's fixed stock option plans been determined consistent with SFAS No. 123, the Company's net (loss) income and (loss) income per share would have been impacted as follows:

                                                 YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                              2000          1999         1998
                                           -----------   ----------   ----------
Net (loss) income as reported............  $(8,238,833)  $2,727,978   $2,721,810
Pro forma net (loss) income..............  $(8,338,525)  $2,571,000   $2,643,717
Basic (loss) income per share as
  reported...............................  $     (0.95)  $     0.32   $     0.34
Pro forma basic (loss) income per
  share..................................  $     (0.96)  $     0.30   $     0.33
Diluted (loss) income per share as
  reported...............................  $     (0.95)  $     0.29   $     0.31
Pro forma diluted (loss) income per
  share..................................  $     (0.96)  $     0.28   $     0.30

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were applied in determining pro forma compensation cost:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             2000          1999          1998
                                                           --------      --------      --------
Risk-free interest rate..............................        5.87%         5.10%         5.77%
Expected dividend yield..............................           0%            0%            0%
Expected option life.................................           5             5             5
Expected Stock price volatility......................       70.42%        93.20%        89.68%

A summary of the status of the Company's fixed option plans as of December 31, 2000, 1999, and 1998 and changes during the years ended on those dates is presented below:

                                  2000                          1999                          1998
                       ---------------------------   ---------------------------   ---------------------------
                                  WEIGHTED-AVERAGE              WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                      EXERCISE                      EXERCISE                      EXERCISE
                        SHARES         PRICE          SHARES         PRICE          SHARES         PRICE
                       --------   ----------------   --------   ----------------   --------   ----------------
Outstanding at
  beginning of
  year...............  310,000         $3.27         330,000         $3.26           68,000        $6.43
Granted..............  150,000         $1.56          50,000         $2.75          277,000        $2.77
Forfeited............  (90,000)        $2.93         (70,000)        $2.82          (15,000)       $2.75
                       -------                       -------                       --------
Outstanding at end of
  year...............  370,000         $2.82         310,000         $3.27          330,000        $3.26
                       =======                       =======                       ========
Options exercisable
  at year end........  120,000         $4.02          90,800         $4.43           28,600        $6.43
Weighted-average fair
  value of options
  granted during the
  year...............  $  1.38                       $  2.03                       $   2.05

                           GREAT LAKES AVIATION, LTD.

(7) EMPLOYEE BENEFIT PLANS (CONTINUED)
A summary of stock options outstanding and exercisable as of December 31, 2000 are as follows:

                                         OPTIONS OUTSTANDING
                           -----------------------------------------------        OPTIONS EXERCISABLE
                                            WEIGHTED                         ------------------------------
                                            AVERAGE           WEIGHTED                         WEIGHTED
                             NUMBER      REMAINING LIFE   AVERAGE EXERCISE     NUMBER      AVERAGE EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING      (YEARS)            PRICE         EXERCISABLE        PRICE
------------------------   -----------   --------------   ----------------   -----------   ----------------
     $1.063-1.75             140,000           9.5             $ 1.38            6,000          $ 1.41
        $2.75                166,000           7.5             $ 2.75           70,000          $ 2.75
    $3.875-$5.785             34,000           4.6             $ 5.05           34,000          $ 5.05
        $11.00                10,000           3.0             $11.00           10,000          $11.00
                             -------                                           -------
                             370,000                                           120,000
                             =======                                           =======

    EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an employee stock purchase plan. Under the plan, certain employees are eligible to purchase an aggregate of not more than 125,000 shares of the Company's common stock at 95 percent of the lower of the fair market value at the beginning or the end of the calendar year in which the shares are purchased. In 2000, 9,760 and 10,451 shares were purchased with 2000 and 1999 payroll withholdings, and in 1999, 46,597 shares were purchased with 1998 payroll withholdings.

(8) INCOME (LOSS) PER SHARE

    The following tables provide a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented:

                                                       YEARS ENDED DECEMBER 31,
                               -------------------------------------------------------------------------
                                               2000                                  1999
                               ------------------------------------   ----------------------------------
                                  INCOME       SHARES     PER SHARE     INCOME      SHARES     PER SHARE
                                 (NUMER.)     (DENOM.)     AMOUNT      (NUMER.)    (DENOM.)     AMOUNT
                               ------------   ---------   ---------   ----------   ---------   ---------
Basic income (loss) per share
  Net (loss) income
    attributed to common
    shareholders.............  $ (8,238,833)  8,645,774    $(0.95)    $2,727,978   8,634,204     $0.32
                                                           ======                                =====
Effect of dilutive securities
  Stock warrants.............            --         --                        --    358,188
  Stock options..............            --         --                        --      2,334
                               ------------   ---------               ----------   ---------
Diluted income (loss) per
  share
  Net (loss) income
    attributed to common
    shareholders.............  $(8, 238,833)  8,645,774    $(0.95)    $2,727,978   8,994,726     $0.29
                               ============   =========    ======     ==========   =========     =====

                                    YEARS ENDED DECEMBER 31,
                               ----------------------------------
                                              1998
                               ----------------------------------
                                 INCOME      SHARES     PER SHARE
                                (NUMER.)    (DENOM.)     AMOUNT
                               ----------   ---------   ---------
Basic income (loss) per share
  Net (loss) income
    attributed to common
    shareholders.............  $2,721,810   7,924,719     $0.34
                                                          =====
Effect of dilutive securities
  Stock warrants.............          --    754,343
  Stock options..............          --     23,730
                               ----------   ---------
Diluted income (loss) per
  share
  Net (loss) income
    attributed to common
    shareholders.............  $2,721,810   8,702,792     $0.31
                               ==========   =========     =====

(9) COMMITMENTS AND CONTINGENCIES

    TRANSACTIONS WITH AFFILIATES

The Company leases certain small aircraft used in its charter operations and in 2000 and 1999, the Company leased one Beechcraft 1900D used in airline operations from a company owned by Great Lakes' president and majority stockholder. Total payments under these leases that the Company had with entities that are owned by the Company's president were $587,000 in 2000 and $598,000 in 1999.

                           GREAT LAKES AVIATION, LTD.

(9) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    NON-AIRCRAFT LEASE COMMITTMENTS

The Company leases certain hanger and terminal facilities under operating leases, which provide for approximate future minimum lease payments, as follows:

2001........................................................  $1,961,585
2002........................................................   1,529,797
2003........................................................   1,430,705
2004........................................................   1,408,716
2005........................................................   1,408,716

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

                           GREAT LAKES AVIATION, LTD.

(10) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following presents selected quarterly unaudited financial data for each of the years ended December 31, 2000 and 1999 (in thousands, except for per share information):

                                           FIRST       SECOND     THIRD       FOURTH
                                          QUARTER     QUARTER    QUARTER      QUARTER        YEAR
                                        -----------   --------   --------   -----------   -----------
                 2000
--------------------------------------
Operating revenues....................  $    31,950   $33,962    $36,434    $    31,244   $   133,590
Operating income (loss)...............          902     4,036      3,797         (7,799)          936
Net income (loss).....................       (1,177)    1,767      1,508        (10,337)       (8,239)
                                        ===========   =======    =======    ===========   ===========
Net income (loss) per share
  Basic...............................  $     (0.14)  $  0.20    $  0.17    $     (1.20)  $     (0.95)
  Diluted.............................  $     (0.14)  $  0.19    $  0.16    $     (1.20)  $     (0.95)

Weighted average shares outstanding
  Basic...............................        8,638     8,648      8,648          8,650         8,646
  Diluted.............................        8,638     9,255      9,187          8,650         8,646

                 1999
--------------------------------------
Operating revenues....................  $    30,183   $33,300    $36,694    $    31,193   $   131,370
Operating income (loss)...............          145     2,979      5,326            259         8,702
Net (loss) income.....................         (747)    2,034      3,412         (1,971)        2,728
                                        ===========   =======    =======    ===========   ===========
Net income (loss) per share
  Basic...............................  $     (0.09)  $  0.24    $  0.40    $     (0.23)  $      0.32
  Diluted.............................  $     (0.09)  $  0.22    $  0.36    $     (0.23)  $      0.29

Weighted average shares outstanding
  Basic...............................        8,624     8,624      8,637          8,637         8,634
  Diluted.............................        8,624     9,352      9,365          8,637         9,336

The fourth quarter of 2000 contains certain year-end adjustments to accrued expenses of $1.2 million and certain receivables of approximately
    $2.5 million which relates to various periods. Additionally, overhaul activity was concentrated in the fourth quarter, increasing maintenance and related labor expense $2.6 million over the same period of the previous year.

For 2000 and 1999 the first and fourth quarters reflect a net loss, the effect of stock options and stock warrants are not included in the calculation of earnings per share because their effects are anti-dulitive. As a result, the total of the four quarters' diluted earnings per share will not equal the diluted earnings per share for the year.

Except as set forth above, the foregoing financial data includes normal recurring adjustments and, with the foregoing explanation, reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial data. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year.

                    GREAT LAKES AVIATION LTD. AND SUBSIDIARY
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

(11) SUBSEQUENT EVENT

On February 13, 2001, the Company received an unsolicited offer from Tennenbaum & Co., LLC, the largest outside shareholder of the Company, for the purchase of all of the outstanding shares of the Company's Common Stock at a purchase price of $4.00 per share. Such offer is dependent on, among other things, the completion of a due diligence review of the Company by Tennenbaum & Co., LLC. The Company's Board of Directors has established a special committee to evaluate the offer. The Company is evaluating its financing alternatives concurrently with the special committee's evaluation of the offer by Tennenbaum & Co., LLC.

                                                                    ADDITIONS
                                                             ------------------------
                                                                          CHARGED TO
                                                BALANCE AT   CHARGED TO      OTHER      BALANCE AT
CLASSIFICATION                                  BEGINNING    COSTS AND     ACCOUNTS-      END OF
INVENTORY RESERVES                                 YEAR       EXPENSES    DESCRIBE(1)      YEAR
------------------                              ----------   ----------   -----------   ----------
2000
Inventory Reserves............................  $8,733,872   $  807,125   $       --    $9,540,952
1999
Inventory Reserves............................  $8,057,327   $  676,500   $       --    $8,733,827
1998
Inventory Reserves............................  $3,513,000   $1,027,817   $3,516,510    $8,057,327

------------------------

(1) Balance sheet adjustment related to Brasilia aircraft inventory.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Executive Officers" and "Election of Directors" in the Proxy Statement for Annual Meeting of Shareholders to be held May 11, 2001 (the "2001 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and transactions between the Company and related parties is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2001 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) REPORTS ON FORM 8-K. During the fourth quarter ended December 31, 2000, the Company filed no reports on Form 8-K with the Securities and Exchange Commission. Subsequent to December 31, 2000, the Company did file the following report, form 8-K: February 7, 2001 announcing a change in the relationship with United Airlines to a code-sharing partnership.

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

         10.7           Letter Agreement, dated April 21, 1995, amending the United
                          Express Agreement (certain portions deleted pursuant to
                          request for confidential treatment).(1)

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

        10.10           Airport/Airport Facilities Lease Agreement, dated November
                          1, 1989, by and between Minneapolis-St. Paul Airport and the Company.(1)

        10.11           Great Lakes Aviation, Ltd. 1993 Stock Option Plan.(1)

        10.12           1993 Director Stock Option Plan.(1)

        10.13           Great Lakes Aviation, Ltd. Employee Stock Purchase Plan.(1)

        10.14           Facilities Lease Agreement, dated February 18, 1992, by and between the City of Spencer, Iowa and the Company.(1)

        10.15           Agreement in Principle, dated August 29, 1991, by and
                          between United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)

        10.16           Fifth Amendment to the Agreement in Principle, dated
                          November 12, 1993, by and between United Air Lines, Inc.
                          and the Company (certain portions deleted pursuant to request for confidential treatment).(1)

        10.17           Aircraft Finance Agreement, dated March 1, 1994, by and
                          between Raytheon and the Company.(2)

        10.18           Negotiable Promissory Note dated March 30, 1996, from the
                          Company to Raytheon Aircraft Credit Corporation.(2)

        10.19           Negotiable Promissory Note, dated July 31, 1996, from the
                          Company to Raytheon Aircraft Credit Corporation.(5)

        10.20           Pledge and Assignment Agreement entered into between
                          registrant and Raytheon Aircraft Credit Corporation, dated
                          July 11, 1997.(6)

        10.21           Agreement Pertaining to Loans and Leases entered into
                          between registrant and Raytheon Aircraft Credit
                          Corporation, dated July 11, 1997.(6)

        10.22           Security Agreement and Encumbrance Against All Carrier
                          Aircraft, Engines, Propellers, Appliances and Spare Parts
                          entered into between registrant and Raytheon Aircraft
                          Credit Corporation, dated July 11, 1997.(6)

        10.23           Loan and Security Agreement, dated December 31, 2000 with
                          Coast Business Credit, a division of Southern Pacific
                          Bank.(7)

        10.24           Amendment Number One to Loan and Security Agreement, dated as of January 7, 2000, between Coast Business Credit, a division of Southern Pacific Bank and the Company.(7)

        10.25           Side Letter, dated as of January 5, 2000, regarding
                          Representations and warranties respecting Sections 5.17 and 5.18 of the Loan and Security Agreement, dated as of December 31, 1999, by and among Coast Business Credit, a division of Southern Pacific Bank and the Company.(7)

        10.26           Security Agreement and Encumbrance Against Air Carrier
                          Aircraft Spare Parts, dated as of December 31, 1999 between Coast Business Credit, a division of Southern
                          Pacific Bank and the Company.(7)

        10.27           Intercreditor Agreements, dated December 31, 1999 by and
                          among Coast Business Credit, a division of Southern
                          Pacific Bank, Raytheon Aircraft Credit Corporation and the
                          Company.(7)

        10.28*          Negotiable Promissory Note dated December 1, 2000 from the
                          Company to Raytheon Aircraft Credit Corporation.

23*                     Consent of KPMG LLP

------------------------

*   Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-71180 (the "Form S-1").

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(5) Incorporated by reference to the Company's Form 8-K, File Number 97616934, filed May 23, 1997.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange
    Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GREAT LAKES AVIATION, LTD.

                                                       By              /s/ DOUGLAS G. VOSS
                                                            -----------------------------------------
                                                                         Douglas G. Voss
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
Dated: March 26, 2001

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                 /s/ DOUGLAS G. VOSS
     -------------------------------------------       President, Chief Executive      March 26, 2001
                   Douglas G. Voss                       Officer and Director

                /s/ RICHARD A. HANSON
     -------------------------------------------       Vice President--Finance         March 26, 2001
                  Richard A. Hanson

               /s/ VERNON A. MICKELSON
     -------------------------------------------       Director                        March 26, 2001
                 Vernon A. Mickelson

                 /s/ GAYLE R. BRANDT
     -------------------------------------------       Director                        March 26, 2001
                   Gayle R. Brandt

                 /s/ IVAN L. SIMPSON
     -------------------------------------------       Director                        March 26, 2001
                   Ivan L. Simpson

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

         10.7           Letter Agreement, dated April 21, 1995, amending the United
                          Express Agreement (certain portions deleted pursuant to
                          request for confidential treatment).(1)

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

        10.10           Airport/Airport Facilities Lease Agreement, dated November
                          1, 1989, by and between Minneapolis-St. Paul Airport and the Company.(1)

        10.11           Great Lakes Aviation, Ltd. 1993 Stock Option Plan.(1)

        10.12           1993 Director Stock Option Plan.(1)

        10.13           Great Lakes Aviation, Ltd. Employee Stock Purchase Plan.(1)

        10.14           Facilities Lease Agreement, dated February 18, 1992, by and between the City of Spencer, Iowa and the Company.(1)

        10.15           Agreement in Principle, dated August 29, 1991, by and
                          between United Air Lines, Inc. and the Company (certain portions deleted pursuant to request for confidential treatment).(1)

        10.16           Fifth Amendment to the Agreement in Principle, dated
                          November 12, 1993, by and between United Air Lines, Inc.
                          and the Company (certain portions deleted pursuant to request for confidential treatment).(1)

        10.17           Aircraft Finance Agreement, dated March 1, 1994, by and
                          between Raytheon and the Company.(2)

        10.18           Negotiable Promissory Note dated March 30, 1996, from the
                          Company to Raytheon Aircraft Credit Corporation.(2)

        10.19           Negotiable Promissory Note, dated July 31, 1996, from the
                          Company to Raytheon Aircraft Credit Corporation.(5)

        10.20           Pledge and Assignment Agreement entered into between
                          registrant and Raytheon Aircraft Credit Corporation, dated
                          July 11, 1997.(6)

        10.21           Agreement Pertaining to Loans and Leases entered into
                          between registrant and Raytheon Aircraft Credit
                          Corporation, dated July 11, 1997.(6)

        10.22           Security Agreement and Encumbrance Against All Carrier
                          Aircraft, Engines, Propellers, Appliances and Spare Parts
                          entered into between registrant and Raytheon Aircraft
                          Credit Corporation, dated July 11, 1997.(6)

        10.23           Loan and Security Agreement, dated December 31, 2000 with
                          Coast Business Credit, a division of Southern Pacific
                          Bank.(7)

        10.24           Amendment Number One to Loan and Security Agreement, dated as of January 7, 2000, between Coast Business Credit, a division of Southern Pacific Bank and the Company.(7)

        10.25           Side Letter, dated as of January 5, 2000, regarding
                          Representations and warranties respecting Sections 5.17 and 5.18 of the Loan and Security Agreement, dated as of December 31, 1999, by and among Coast Business Credit, a division of Southern Pacific Bank and the Company.(7)

        10.26           Security Agreement and Encumbrance Against Air Carrier
                          Aircraft Spare Parts, dated as of December 31, 1999 between Coast Business Credit, a division of Southern
                          Pacific Bank and the Company.(7)

        10.27           Intercreditor Agreements, dated December 31, 1999 by and
                          among Coast Business Credit, a division of Southern
                          Pacific Bank, Raytheon Aircraft Credit Corporation and the
                          Company.(7)

        10.28*          Negotiable Promissory Note dated December 1, 2000 from the
                          Company to Raytheon Aircraft Credit Corporation.

23*                     Consent of KPMG LLP

------------------------

*   Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-71180 (the "Form S-1").

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(5) Incorporated by reference to the Company's Form 8-K, File Number 97616934, filed May 23, 1997.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.