Form 10-Q
period 2001-03-31
GREAT LAKES AVIATION LTD
filed 2001-05-15
CIK 914397

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File No. 0-23224

GREAT LAKES AVIATION, LTD.
(Exact name of registrant as specified in its charter)

IOWA	42-1135319
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1022 Airport Parkway, Cheyenne, Wyoming   82001
(Address of principal executive offices)            (Zip Code)

Registrant’s telephone number, including area code:  (307)  432-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒   NO ☐

As of May 11, 2001 there were 8,657,651 shares of Common Stock, par value $.01 per share, issued and outstanding.

PART I:     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.
Balance Sheets
(in thousands, except share information)

	(unaudited)
	March 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash	$444	$1,996
Accounts receivable, net allowance for doubtful accounts of approximately $160 and $160	13,094	12,541
Inventories, net	15,280	15,383
Prepaid expenses and other current assets	823	924
Total current assets	29,641	30,844
PROPERTY AND EQUIPMENT:
Flight equipment	122,993	122,993
Other property and equipment	5,633	5,600
Less accumulated depreciation and amortization	(19,823)	(18,311)
Total property and equipment	108,803	110,282
OTHER ASSETS	2,044	2,053
	$140,488	$143,179
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Bank Overdraft	$1,810	$-
Notes payable and current maturities of long-term debt	23,017	22,576
Accounts payable	16,245	14,176
Deferred lease payments	2,453	897
Accrued liabilities and unearned revenue	4,857	3,560
Total current liabilities	48,383	41,209
LONG-TERM DEBT, net of current maturities	94,943	96,054
DEFERRED LEASE PAYMENTS	2,221	2,221
DEFERRED CREDITS	3,440	3,565
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 50,000,000 shares authorized, 8,657,651 shares issued and outstanding at March 31, 2001 and December 31, 2000
	86	86
Paid-in capital	31,359	31,359
Accumulated deficit	(39,943)	(31,315)
Total stockholders' (deficit) equity	(8,498)	130
	$140,488	$143,179

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.
Statements of Operations
For the Three Months Ended March 31
(Unaudited)
(in thousands, except share and per share information)

	2001	2000

OPERATING REVENUES:
Passenger	$23,131	$25,859
Public service	3,362	4,083
Freight, charter and other	1,437	2,008
Total operating revenues	27,930	31,950
OPERATING EXPENSES:
Salaries, wages and benefits	9,071	8,439
Aircraft fuel	5,065	4,755
Aircraft maintenance materials and component repairs	4,944	3,692
Commissions	767	1,138
Depreciation and amortization	1,733	1,758
Aircraft rental	2,331	2,465
Other rentals and landing fees	2,158	1,799
Other operating expenses	7,832	7,002
Total operating expenses	33,901	31,048
Operating (loss) income	(5,971)	902
Interest expense (net)	2,657	2,079
NET LOSS	$(8,628)	$(1,177)

BASIC AND DILUTED LOSS PER SHARE	$(1.00)	$(0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING:	8,657,651	8,637,555

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.
Statements of Cash Flow
For the Three Months Ended March 31
(Unaudited)
(in thousands)

	2001	2000
OPERATING ACTIVITIES:
Net loss	$(8,628)	$(1,177)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,639	1,663
Change in current operating items:
Accounts receivable, net	(544)	(1,578)
Inventories, net	(23)	(284)
Prepaid expenses and other current assets	101	(50)
Accounts payable and accrued liabilities	3,366	229
Deferred lease payments and deferred credits	1,431	(512)
Net cash flows used in operating activities	(2,658)	(1,709)

INVESTING ACTIVITIES:
Purchases of flight equipment and other property and equipment	(34)	(259)
Change in other assets	-	106
Net cash flows used in investing activities	(34)	(153)
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and long term debt	-	7,715
Bank Overdraft	1,811	-
Repayment of notes payable and long term debt	(307)	(1,227)
Payments on line of credit	(364)	(4,358)
Net cash flows provided by financing activities	1,140	2,151

NET CHANGE IN CASH	(1,552)	289
CASH:
Beginning of period	1,996	84
End of period	$444	$373
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for interest	$630	$2,649

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.
CONDENSED NOTES TO THE UNAUDITED
INTERIM FINANCIAL STATEMENTS

General

             The financial statements included herein have been prepared by Great Lakes Aviation, Ltd. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  The Company’s business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Balance Sheet at December 31, 2000 has been derived from the audited financial statements as of that date. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 2000 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission.  The foregoing financial statements contain an opinion by the Company’s independent public accountants indicating substantial doubt as to the Company’s ability to continue as a going concern.

             The Company has been operating scheduled passenger and airfreight service exclusively under a cooperative marketing agreement, (the “United Express Agreement”) with United Airlines, Inc. (“United”).  On February 1, 2001, the Company and United entered into a new three-year code sharing partnership which, as more fully described below, changes the identity under which the Company will operate in the future.

United and Frontier Code Sharing Relationships

             On February 1, 2001, the Company and United entered into a new three-year code sharing agreement which became effective May 1, 2001.  Under this new agreement, the Company no longer operates under the name “United Express”; rather, it operates under its own name and is displayed in reservations systems under its own code when it is not flying a segment as part of a code sharing flight.  The agreement provides for use of United’s flight designator for Great Lakes flights connecting with United flights in Denver and Chicago, and permits the Company to enter into code sharing agreements with certain other carriers.  The Company will continue to participate in United’s Mileage Plus frequent flyer program.  The agreement also requires United to provide financial support to Great Lakes to cover a portion of the Company’s cost of returning to marketing itself under its own identity.

             On May 3, 2001, The Company entered into a code sharing agreement with Frontier Airlines, Inc. (“Frontier”) which will become effective July 9, 2001.  Under the agreement, passengers served by Great Lakes at 37 cities through its Denver hub may conveniently connect to all 22 cities served by Frontier.

Liquidity

             Due to recent losses, the Company has exhausted its readily available sources of working capital.  The Company is currently exploring alternatives to meet its future liquidity requirements and is making payment to significant creditors as current cash flows allows.  The Company is in current contact with certain of these creditors regarding its slowness in payments.  To date, no formal action has been taken by the Company’s creditors.  However, no assurance can be given that the Company’s creditors may not take such action.  Historically, the Company’s operations have been highly seasonal with the second and third quarters of the calendar year producing significantly more cash flow than the first and fourth quarters.

New Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”). This statement establishes accounting and reporting standards for derivative instruments and all hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities at their fair values.  Accounting for changes in the fair value of a derivative depends on its designation and effectiveness.  For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings.  For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. FASB 133 was effective January 1, 2001.  The Company had no derivative instruments at January 1, 2001 through March 31, 2001.

             In 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements.  The SAB summarizes the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements.  The Company has reviewed its revenue recognition policies and has determined that they comply with the principles as set forth is SAB No. 101.  Accordingly, the adoption of the SAB No. 101 had no effect on the Company’s financial position or results of operations.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.          Overview

             The discussion and analysis in this section and in the notes to the financial statements contain certain forward-looking terminology such as “believes,” “anticipates,” “will,” and “intends,” or comparable terminology which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Potential purchasers of the Company’s securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein and in other reports filed by the Company with the SEC.

             The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981.  In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United, which was replaced on February 1, 2001, with a new three-year code sharing agreement described more fully under “United and Frontier Code Sharing Relationships”.  On May 3, 2001, the Company entered into a codeshare agreement with Frontier Airlines which will become effective July 9, 2001.  As of March 31, 2001, the Company served 58 destinations in 14 states with 290 scheduled departures each weekday in passenger and mail service.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2001 AND 2000

The following table sets forth certain financial information regarding the Company:

Statement of Operations Data
	For the Three Months Ended March 31
	2001			2000
		Cents	% Increase		Cents
	Amount	Per	(decrease)	Amount	Per
	(in 000s)	ASM	from 2000	(in 000s)	ASM
Operating Revenues
Passenger	23,131		(10.5)	25,859
Public Service	3,362		(17.7)	4,083
Other	1,437		(28.4)	2,008
Total Operating Revenues	27,930	23.6	(12.6)%	31,950	25.0

Salaries, wages and benefits	9,071	7.7	7.5	8,439	6.6
Aircraft fuel	5,065	4.3	6.5	4,755	3.7
Aircraft maintenance materials and component repairs	4,944	4.2	33.9	3,692	2.9
Commissions	767	0.6	(32.6)	1,138	0.9
Depreciation and amortization	1,733	1.5	(1.4)	1,758	1.4
Aircraft rental	2,331	2.0	(5.4)	2,465	1.9
Other rentals and landing fees	2,158	1.8	20.0	1,799	1.4
Other operating expense	7,832	6.6	11.9	7,002	5.5
Total Operating Expenses	33,901	28.7	9.2%	31,048	24.3
Operating (loss) income	(5,971)	-	(762.0)	902	-
Interest expense (net)	2,657	2.2	27.8%	2,079	1.6

Selected operating Data	2001	Increase(Decrease) from 2000	2000
Available Seat Miles (000s)	118,126	(7.7)%	127,991
Revenue Passenger Miles (000s)	52,709	(10.6)%	58,986
Passenger Load Factor	44.6%	(1.5)pts	46.1%
Passengers carried	222,742	(9.6)%	246,527
Average Yield per Revenue Passenger Mile	43.9¢	0.2%	43.8¢

Operating Revenues

             Operating revenues decreased 12.6% to $27.9 million in the first quarter of 2001 from $31.9 million during the first quarter of 2000.  The decrease in operating revenues resulted from a 9.6% decrease in the number of passengers carried to 222,742 in the first quarter of 2001 from 246,527 during the first quarter of 2000, and a 7.7% decrease in Available Seat Miles to 118,126,000 during the first quarter of 2001 from 127,991,000 in the same period of 2000 as a result of schedule reductions and severe winter weather.

Operating Expenses

             Total operating expenses increased to $33.9 million from $31.0 million in the first quarter of 2000, as a result of higher fuel prices and increased aircraft engine overhaul activity during the first quarter of 2001.

             Salaries, wages, and benefits expense increased 7.5%, to 7.7 cents per ASM during the first quarter of 2001, from 6.6 cents per ASM during the first quarter of 2000.  This increase was due to normal salary increases spread over a smaller ASM base for the first quarter of 2001 and a 7% increase in mechanics’ wages as the result of a new union contract that went into effect November 1, 2000.  In addition, severe weather conditions during the first quarter of 2001 increased labor costs through flight delays and deicing needs.

             Aircraft fuel expense increased 6.5% to 4.3 cents per ASM in the first quarter of 2001 from 3.7 cents in the first quarter of 2000 due to continued increases in fuel prices.  The Company anticipates higher fuel prices for 2001 over 2000.

             Aircraft parts and component repair expenses increased 33.9%, to 4.2 cents per ASM during the first quarter of 2001 from 2.9 cents per ASM during the same period in 2000, primarily due to an increased level of scheduled engine overhaul activity within the Beechcraft 1900D fleet.

             Aircraft rental expense increased to 2.0 cents per ASM during the first quarter of 2001 from 1.9 cents per ASM during the first quarter of 2000 as a result of a smaller ASM base over which to spread the cost.

             Interest expense increased to 2.2 cents per ASM for the first quarter of 2001, from 1.6 cents per ASM during the first quarter of 2000, as a result of increased borrowing and a higher interest rate on the Company’s line of credit.

             Other operating expenses increased to 6.6 cents per ASM in the first quarter of 2001 from 5.5 cents in the first quarter of 2000, primarily due to severe winter weather conditions and increased deicing expenses.

Income Tax Expense (Benefit)

             No income tax benefit was recorded for the first quarter of 2000 due to the fact that the Company is in a loss carry forward position and that the realization of any benefits of such are substantially in doubt.

LIQUIDITY AND CAPITAL RESOURCES

             Cash decreased to $444 thousand at March 31, 2001 from $2.0 million at December 31, 2000.  Net cash flows used by operating activities were $2.6 million in the first quarter of 2001 and $1.7 million in the first quarter of 2000.  The major use of cash flow during the first quarter of 2001 was to fund operating losses, offset by increased accounts payable and accrued expenses.

             On January 7, 2000, the Company entered into an agreement with Coast Business Credit (“Coast”) to provide the Company with a $20 million revolving credit facility, collateralized by accounts receivable.  The maximum borrowings available to the Company under such credit facility is based upon the amount of receivables available to collateralize the amount being borrowed.  At March 31, 2001, the amount available under the line credit agreement was $12,798,042, all of which had been borrowed.

             Raytheon Aircraft Credit Corporation (“Raytheon”) is the Company’s primary aircraft supplier and largest creditor.  The Company has financed all of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon. Additionally, Raytheon has provided working capital in the form of a three year note which had a balance of $4.7 million at March 31, 2001.  The Company has financed seven of its Brasilia aircraft through lease and debt agreements with other unrelated entities.  Due to losses incurred, the Company has not been making scheduled debt and lease payments.

             The agreement with Coast contains a covenant which requires the Company to maintain a specific balance of tangible net worth, (as defined in such agreement).  At March 31, 2001, the Company was not in compliance with that covenant.  Under the Coast agreement, such noncompliance permits Coast, at its option, to require immediate payment of all amounts owed by Great Lakes to Coast ($12.8 million at March 31, 2001).  Such action would further exacerbate the corporate liquidity issues described above.  Coast has not, to date, taken any action as a result of the default.  The interest rate on the Coast loan now has been increased by 3% annually, as a result of not meeting a lesser net tangible assets requirement.  This default could result in default on other agreements or contracts.  This default and recent losses could also have an adverse effect on the Company’s relationship with current and potential code sharing partners.

             The Company currently has no financing agreements in place under which it can secure additional funds.  The Company is currently exploring alternatives to meet its future liquidity requirements and is making payment to significant creditors as current cash flow allows.  The Company is also in contact with certain of these creditors regarding its slowness in payments.  To date, no formal action has been taken by the Company’s creditors.  However, no assurance can be given that the Company’s creditors may not take such action.  In order for the Company to meet its obligations for the next year, the Company will need to generate sufficient revenues and reach satisfactory agreements with its creditors.

Capital expenditures related to aircraft and equipment totaled $34,000 in the first quarter of 2001 compared to $259,000 during the first quarter of 2000.  Principal repayments were $671,000  in the first quarter of 2001.

Long-term debt, net of current maturities of $10.2 million, totaled $94.9 million at March 31, 2001 compared to $96.1 million, net of current maturities of $9.4 million, at December 31, 2000.

ITEM 3             Quantitative and Qualitative Disclosures About Market Risk

                           None to report.

PART II:          OTHER INFORMATION

ITEM 1             Legal Proceedings

                           The Company is a party to routine litigation incidental to its business, none of which is likely to have a material effect on the Company’s financial position.

ITEM 2             Changes in Securities

                           None to report.

ITEM 3             Defaults Upon Senior Securities

                           None to report.

ITEM 4             Submission of Matters to a Vote of Security Holders

                           None to report.

ITEM 5             Other Information

                           None to report.

ITEM 6             Exhibits and Reports on Form 8-K

                           (a)         Exhibits

                                         None

                           (b)        Reports on Form 8-K

                                                      The registrant filed a Current Report on Form 8-K on February 8, 2001, announcing a change in relationship with United to a code sharing partnership.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: May 11, 2001	By /s/ Douglas G. Voss
Douglas G. Voss
President and Chief Executive Officer

By /s/ Richard A. Hanson
Richard A. Hanson
Vice President - Finance