Form 10-Q
period 2001-06-30
GREAT LAKES AVIATION LTD
filed 2001-08-14
CIK 914397

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

YES ☒              NO ☐

As of August 13, 2001 there were 8,657,651 shares of Common Stock, par value $.01 per share, issued and outstanding.

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION

GREAT LAKES AVIATION, LTD.
Balance Sheets
(In thousands, except share information)

	(unaudited) June 30, 2001	December 31, 2000

ASSETS
CURRENT ASSETS:
Cash	$16	$1,996
Accounts receivable, net allowance for doubtful accounts of $160	12,914	12,541
Inventories, net	15,493	15,383
Prepaid expenses and other current assets	767	924

Total current assets	29,190	30,844

PROPERTY AND EQUIPMENT:
Flight equipment	123,150	122,993
Other property and equipment	5,709	5,600
Less accumulated depreciation and amortization	(21,373)	(18,311)

Total property and equipment	107,486	110,282
OTHER ASSETS	1,941	2,053

	$138,617	$143,179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable and current maturities of long-term debt	$27,443	$22,576
Accounts payable	21,475	14,176
Deferred lease payments	2,112	897
Accrued liabilities and unearned revenue	3,335	3,560

Total current liabilities	54,365	41,209

LONG-TERM DEBT, net of current maturities	92,296	96,054
DEFERRED LEASE PAYMENTS	2,221	2,221
DEFERRED CREDITS	3,331	3,565
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value; 50,000,000 shares authorized, 8,657,651 shares issued and outstanding at June 30, 2001 and December 31, 2000	86	86
Paid-in capital	31,359	31,359
Accumulated deficit	(45,041)	(31,315)

Total stockholders' equity (deficit)	(13,596)	130

	$138,617	$143,179

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.
Statements of Operations
For the Three and Six Months Ended June 30
(Unaudited)
(In thousands, except share and per share information)

	For the Three Months Ended June 30		For the Six Months Ended June 30

	2001	2000	2001	2000

OPERATING REVENUES:
Passenger	$21,680	$28,009	$44,811	$53,869
Public service	3,905	4,344	7,267	8,426
Freight, charter and other	1,298	1,609	2,735	3,617

Total operating revenues	26,883	33,962	54,813	65,912

OPERATING EXPENSES:
Salaries, wages and benefits	8,508	8,534	17,579	16,973
Aircraft fuel	5,083	5,022	10,148	9,777
Aircraft maintenance materials and component repairs	3,878	3,128	8,822	6,832
Commissions	713	1,064	1,480	2,202
Depreciation and amortization	1,771	1,762	3,504	3,520
Aircraft rental	2,087	2,283	4,418	4,748
Other rentals and landing fees	1,744	1,837	3,902	3,636
Other operating expenses	5,860	6,296	13,693	13,286

Total operating expenses	29,644	29,926	63,546	60,974

Operating income (loss)	(2,761)	4,036	(8,733)	4,938
Interest expense	2,336	2,269	4,993	4,348

NET INCOME (LOSS)	$(5,097)	$1,767	$(13,726)	$590

NET INCOME (LOSS) PER SHARE:

Basic	$(0.59)	$0.20	$(1.59)	$0.07

Diluted	$(0.59)	$0.19	$(1.59)	$0.06

WEIGHTED AVERAGE SHARES USED IN COMPUTATION:

Basic	8,657,651	8,647,891	8,657,651	8,642,723
Diluted	8,657,651	9,254,832	8,657,651	9,270,673

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.
Statements of Cash Flow
For the Six Months Ended June 30
(Unaudited)
(in thousands)

	2001	2000

OPERATING ACTIVITIES:
Net (loss) income	$(13,726)	$590
Adjustments to reconcile net loss (income) to net cash used in operating activities
Depreciation and amortization	3,273	3,332
Change in current operating items :
Accounts receivable, net	(373)	(5,050)
Inventories, net	(320)	(239)
Prepaid expenses and other current assets	157	(216)
Accounts payable and accrued liabilityies	7,074	(75)
Deferred lease payments and deferred credits	980	404

Net cash flows used in operating activities	(2,935)	(1,254)

INVESTING ACTIVITIES:
Purchases of flight equipment and other property and equipment	(266)	(361)
Change in other assets	112	(81)

Net cash flows used in investing activities	(154)	(442)

FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and long-term debt	8,787	7,715
Repayment of notes payable and long-term debt	(2,954)	(2,347)
Payments on line of credit	(4,724)	(3,597)
Proceeds from sale of common stock	-	21

Net cash flows provided by financing activities	1,109	1,792

NET CHANGE IN CASH	(1,980)	96
CASH:
Beginning of period	1,996	84

End of period	$16	$180

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for interest	$589	$4,397

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.
CONDENSED NOTES TO THE UNAUDITED
INTERIM FINANCIAL STATEMENTS

General

The financial statements included herein have been prepared by Great Lakes Aviation, Ltd. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  The Company’s business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 2000 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

United and Frontier Code Sharing Relationships

Prior to February 1, 2001, the Company had been operating scheduled passenger and airfreight service exclusively under a cooperative marketing with United Airlines, Inc. (“United”).  On February 1, 2001, the Company and United entered into a new three-year code sharing agreement which became effective May 1, 2001.  Under this new United agreement, the Company no longer operates under the name “United Express”; rather, it operates under its own name , but will continue to use the UA code for local service until such time as the Company’s own hosting site has completed development.  Connecting service to points beyond the Company’s hubs will continue to display the code sharing services required by the code sharing agreements.  The United agreement provides for use of United’s flight designator for Great Lakes flights connecting with United flights in Denver, Chicago and Minneapolis, and permits the Company to enter into code sharing agreements with certain other carriers.  The Company will continue to participate in United’s Mileage Plus frequent flyer program.  The United agreement also requires United to provide financial support to Great Lakes to cover a portion of the Company’s cost of returning to marketing itself under its own identity.

On May 3, 2001, The Company entered into a code sharing agreement with Frontier Airlines, Inc. (“Frontier”) which became effective July 9, 2001.  Under the Frontier agreement, passengers served by Great Lakes at 37 cities through its Denver hub will conveniently connect to all 22 cities served by Frontier throughout the United States.  The code sharing schedules are being phased in throughout the summer and fall with anticipation that all cities will be added by November 1, 2001.

Liquidity

Due to recent losses, the Company has exhausted its readily available sources of working capital.  The Company is currently exploring alternatives to meet its future liquidity requirements and is making payments to significant creditors as current cash flow allows.  If the Company is unable to find such alternatives to meet future liquidity requirements, it may be required to take steps to change the Company’s business strategy in order to continue operations. The Company has received notice of default from one of its Brasilia aircraft lessors as a result of non payment of amounts due.  No formal action has been taken by the Company’s Brasilia aircraft lessor, nor by any of the Company’s other creditors. However, no assurance can be given that the Company’s creditors may not take such action.   As of August 10, the Company is utilizing in its schedule four of the eight Brasilia aircraft.  On August 27, the Company will reduce Brasilia schedules to utilize three  aircraft.  The Company has informed both Brasilia lessors of its desire to negotiate a return agreement as it believes it no longer needs the aircraft.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”). This statement establishes accounting and reporting standards for derivative instruments and all hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities at their fair values.  Accounting for changes in the fair value of a derivative depends on its designation and effectiveness.  For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings.  For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. FASB 133 was effective January 1, 2001.  The Company had no derivative instruments at January 1, 2001 through June 30, 2001.

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

In June, 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (FASB 142).  The statement address financial accounting and reporting for acquired goodwill and other intangible assets.  It changes the approach to amortizing goodwill and other assets after their initial recognition, so that the fair value of the assets are more properly stated.  FASB 142 will be effective for the Company January 1, 2002.  The Company has no acquired goodwill or other intangible assets at June 30, 2001.

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

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981.  In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United, which was replaced on February 1, 2001, with a new three-year code sharing agreement described more fully under the caption “United and Frontier Code Sharing Relationships” in this Form 10-Q.  On May 3, 2001, the Company entered into a code sharing agreement with Frontier Airlines which became effective July 9, 2001.  As of June 30, 2001, the Company served 58 destinations in 16 states with 288 scheduled departures each weekday in passenger and mail service.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 2001 AND 2000

The following table sets forth certain financial information regarding the Company:

Statement of Operations Data

	For the Three Months Ended June 30

	2001			2000

	Amount	Cents Per ASM	% Increase (decrease) from 2000	Amount	Cents Per ASM

Total Operating Revenues	$26,883	23.9	(20.8)%	$33,962	25.8

Salaries, wages and benefits	8,508	7.6	(0.3)	8,534	6.5
Aircraft fuel	5,083	4.5	1.2	5,022	3.8
Aircraft maintenance materials and component repairs	3,878	3.5	24.0	3,128	2.4
Commissions	713	0.6	(33.0)	1,064	0.8
Depreciation and amortization	1,771	1.6 0.5	1,762	1.3
Aircraft rental	2,087	1.9	(8.6)	2,283	1.7
Other rentals and landing fees	1,744	1.6	(5.1)	1,837	1.4
Other operating expense	5,860	5.2	(6.9)	6,296	4.8

Total Operating Expenses	29,644	26.4	(0.9)	29,926	22.7

Operating income (loss)	$(2,761)	-	-	$4,036	-

Interest expense	$2,336	2.1	3.0%	$2,269	1.7

Selected operating Data

	2001		Increase/(Decrease) from 2000	2000

Available Seat Miles (000s)	112,364		(14.8)%	131,822
Revenue Passenger Miles (000s)	58,999		(10.1)%	65,627
Passenger Load Factor	52.5%		2.7 pts	49.8%
Passengers carried	237,210		(12.4)%	270,654
Average Yield per Revenue Passenger Mile	36.8	¢	(13.8)%	42.7	¢
Revenue per ASM	23.9	¢	(7.4)%	25.8	¢

Operating Revenues

Operating revenues decreased 20.8% to $26.9 million in the second quarter of 2001 from $34.0 million during the second quarter of 2000.  The decrease in operating revenues over the same period in the prior year is the result of a 12.4% decrease in revenue passengers carried to 237,210 in the second quarter of 2001, from 270,654 during the same period of 2000 and a 13.8% decrease in yield to 36.8 cents in the second quarter of 2001, from 42.7 cents during the same period of 2000.   Available Seat Miles decreased 14.8% to 112,364 during the second quarter of 2001 from 131,822 for the same period of 2000 as a result of planned schedule reductions.  The Company anticipates an increase in yield will be realized as a result of fare increases filed during the second quarter of 2001.  The Company intends to continue to reduce Available Seat Mile production until either yields or subsidy levels produce a positive return on investment, exclusive of excess aircraft inventory costs.

The Company has been experiencing significant yield reduction due to customers utilizing travel vouchers issued by United during their period of operational disruptions caused by a labor job action in the summer of 2000.  Most of the travel vouchers carried a one year redemption period, and the Company anticipates that a majority of these vouchers will be consumed by early September of this year.

Operating Expenses

Total operating expenses were $29.6 million, or 26.4 cents per ASM, in the second quarter of 2001 compared to $29.9 million or 22.7 cents per ASM in the second quarter of 2000.  The increase in cost per ASM is primarily due to fixed expenses spread over a smaller ASM base, and an increase in engine overhaul activity during the second quarter of 2001.

Salaries, wages, and benefits expense increased to 7.6 cents per ASM during the second quarter of 2001, from 6.5 cents per ASM during the second quarter of 2000, due to a smaller ASM base over  which to spread the expense.

Aircraft fuel expenses increased to 4.5 cents per ASM in the second quarter of 2001 from 3.8 cents in the second quarter of 2000.  This increase was due to higher fuel prices during the second quarter of 2001 compared to the same period in 2000.

Aircraft maintenance materials and component repair expense increased to 3.5 cents per ASM during the second quarter of 2001 from 2.4 cents per ASM during the second quarter of 2000 as a result of increased engine overhaul activity in the second quarter of 2001 versus a period of abnormally low engine overhaul activity in 2000.

Commissions decreased 33% to $713,000 in the second quarter of 2001, from $1.1 million during the same period of 2000, as a result of lower commission rates and increasing direct ticket sales through the internet.

Aircraft rental expense decreased during the second quarter of 2001 to $2.0 million from $2.3 million during the second quarter of 2000 due to reimbursements by United for repainting of the aircraft as part of the code sharing agreement more fully discussed under the caption “United and Frontier Code Sharing Relationship”.

Interest expense increased to $2.3 million for the second quarter of 2001, from $2.2 million from the second quarter of 2000, as a result of a higher interest rate charged on the Company’s revolving credit facility.

Other operating expenses increased to 5.2 cents per ASM in the second quarter of 2001 from 4.8 cents in the second quarter of 2000, primarily due to fixed expenses spread over a smaller ASM base.

Income Tax Expense (Benefit)

No income tax benefit was recorded for the three months ended June 30, 2001 due to the fact that the Company is in a loss carry forward position and that the realization of any benefits of such are substantially in doubt.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30, 2001 AND 2000

The following table sets forth certain financial information regarding the Company:

Statement of Operations Data

	For the Six Months Ended June 30

	2001			2000

	Amount	Cents Per ASM	% Increase (decrease) from 2000	Amount	Cents Per ASM

Total Operating Revenues	$54,813	23.8	(16.8)%	$65,912	$25.4

Salaries, wages and benefits	17,579	7.6	3.6	16,973	6.5
Aircraft fuel	10,148	4.4	3.8	9,777	3.8
Aircraft maintenance materials
and component repairs	8,822	3.8	29.1	6,832	2.6
Commissions	1,480	0.6	(32.8)	2,202	0.8
Depreciation and amortization	3,504	1.5	(0.5)	3,520	1.4
Aircraft rental	4,418	1.9	(7.0)	4,748	1.8
Other rentals and landing fees	3,902	1.7	7.3	3,636	1.4
Other operating expenses	13,693	5.9	3.1	13,286	5.1

Total Operating Expenses	63,546	27.6	4.2	60,974	23.5

Operating income (loss)	$(8,733)	-	-	$4,938	-

Interest expense	$4,993	2.2	14.8%	$4,348	1.7

Selected operating Data

	2001		Increase/(Decrease) from 2000		2000

Available Seat Miles (000s)	230,490		(11.3)%		259,814
Revenue Passenger Miles (000s)	111,709		(10.3)%		124,583
Passenger Load Factor	48.5%		0.5	Pts	48.0%
Passengers carried	459,980		(11.1)%		517,181
Average Yield per Revenue Passenger Mile	40.1	¢	(7.2)%		43.2	¢
Revenue per ASM	23.8	¢	(6.3)%		25.4	¢

Operating Revenues

Operating revenues decreased 16.8% to $54.8 million  in the first half of 2001 from $65.9 million during the first half of 2000.  Revenue passengers carried decreased by 11.1% to 459,980 in the first half of 2001, from 517,181 during the first half of 2000, in addition to a 7.2% decrease in yield to 40.1 cents per revenue passenger mile in the first half of 2001 from 43.2 cents during the same period of 2000.   Available Seat Miles decreased 11.3% to 230,490 during the first half of 2001 from 259,814 for the same period of 2000, as a result of weather related cancellations during the first quarter of the 2001 and planned schedule reductions during the second quarter of the year. The Company anticipates an increase in yield will be realized as a result of fare increases filed during the second quarter of 2001.

The Company has been experiencing significant yield reduction due to customers utilizing travel vouchers issued by United during their period of operational disruptions caused by a labor job action in the summer of 2000.  Most of the travel vouchers carried a one year redemption period, and the Company anticipates that a majority of these vouchers will be consumed by early September of this year.

Operating Expenses

Total operating expenses increased 4.2% to $63.5 million in the first half of 2001 from $61.0 million in the first half of 2000.  Total operating expenses increased to 27.6 cents per ASM in the first half of 2001 from 23.5 cents per ASM in the first half of 2000, due to a significant increase in engine overhaul activity during the first half of 2001 as compared to the same period of 2000.

Salaries, wages and benefits expense increased to 7.6 cents per ASM during the first half of 2001, from 6.5 cents per ASM during the same period of 2000.  Cost per ASM is higher due to normal salary increases spread over a smaller ASM base for the first half of 2001 and a 7% increase in mechanics’ wages as the result of a new union contract that went into effect November 1, 2000.  In addition, severe weather conditions during the first quarter of 2001 increased labor costs through flight delays and deicing needs.

Aircraft fuel expense increased to 4.4 cents per ASM in the first half of 2001 from 3.8 cents per ASM the first half of 2000.  This increase was due to significantly higher fuel prices during the first half of 2001 as compared to the first half of 2000.

Aircraft maintenance materials and component repair expenses increased 29.1% to 3.8 cents per ASM during the first half of 2001 from 2.6 cents per ASM during the first half of 2000, as a result of increased engine overhaul activity during 2001 versus an unusually low level of engine overhaul activity in the second quarter of 2000.

Aircraft rental expense decreased during the first half of 2001 to $4.4 million from $4.7 million during the first half of 2000 due to reimbursements by United for repainting of aircraft as part of the code sharing agreement more fully discussed previously under the caption “United and Frontier Code Sharing Relationship”.

Interest expense increased to $4.9 million for the first half of 2001, from $4.3 million during the first half of 2000, as a result of higher interest rate charged on,  and a larger daily balance on the Company’s revolving credit facility.

Other operating expenses increased 3.1% to 5.9 cents per ASM in the first half of 2001 from 5.1 cents per ASM in the first half of 2000, due to increased weather related expenses and a lower ASM base over which to spread fixed costs.

Income Tax Expense (Benefit)

No income tax benefit was recorded for the six months ended June 30, 2001 due to the fact that the Company is in a loss carry forward position and that the realization of any benefits of such are substantially in doubt.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $16,000 at June 30, 2001 from $2.0 million at December 31, 2000.  Net cash flows used by operating activities were $2.9 million in the first six months of 2001 and $1.3 million in the first six months of 2000.  The major use of cash flow during the first half of 2001 was to fund operating losses, offset by increased accounts payable and accrued expenses.

On January 7, 2000, the Company entered into an agreement with Coast Business Credit (“Coast”) to provide the Company with a $20 million revolving credit facility, collateralized by accounts receivable.  The maximum borrowings available to the Company under such credit facility is based upon 85% of eligible receivables, less reserves,  to collateralize the amount being borrowed.  At June 30, 2001, the amount available under the line of credit agreement was $8,437,145, all of which had been borrowed.  The agreement with Coast contains a covenant which requires the Company to maintain a specific balance of tangible net worth, (as defined in such agreement).  Throughout the first and second quarters of 2001, the Company was not in compliance with that covenant.  Under the Coast agreement, such noncompliance permits Coast, at its option, to require immediate payment of all amounts owed by Great Lakes to Coast ($8.4 million at June 30, 2001, which has been reduced from $12.8 million at March 31, 2001).  Such action would further exacerbate the corporate liquidity issues described above.  The agreement was amended May 15, 2001 to address the noncompliance status by reducing the availability and accelerating the maturity of the agreement to December 31, 2001.  The interest rate on the Coast loan has been increased by 3% annually, as a result of not meeting this  tangible net worth requirement.

Raytheon Aircraft Credit Corporation (“Raytheon”) is the Company’s primary aircraft supplier and largest creditor.  The Company has financed all of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon. Additionally, Raytheon has provided the Company working capital in the form of a three year note which had a balance of $4.6 million at June 30, 2001.  In accordance with the Beechcraft 1900C operating lease agreements, the Company, on June 15, 2001, provided Raytheon ninety day notice of its intent to return the four 1900C aircraft currently used in mail service.  The Company intends on converting three 1900D aircraft to a freight configuration to maintain the mail contract. The Company has entered into discussions with Raytheon regarding the potential return of excess 1900D aircraft as a result of the deteriorating economic environment.  Due to losses incurred, the Company has not been making scheduled debt and lease payments.  On June 29, 2001, the Company restructured its obligation to Raytheon for deferred debt and lease payments through the issuance of a $8.8 million Demand Promissory Note.  The note bears interest at 8% and is payable upon demand.

The Company has financed seven of its Brasilia aircraft through lease and debt agreements with other unrelated entities.  One of the Company’s Brasilia lessors has issued a notice of default for nonpayment of amounts due.  The Company has informed both Brasilia aircraft lessors of its desire to negotiate a return agreement as it believes it no longer needs the aircraft.

The Company currently has no financing agreements in place under which it can secure additional funds.  The Company is currently exploring alternatives to meet its future liquidity requirements and is making payments to significant creditors as current cash flow allows.  The Company is also in contact with certain of these creditors regarding its slowness in payments.  In order for the Company to meet its obligations for the next year, the Company will need to generate sufficient revenues and reach satisfactory agreements with its creditors.  No assurances can be given that the Company will generate sufficient revenues and reach satisfactory agreements with its creditors.

Capital expenditures related to aircraft and equipment totaled $266,000 in the first half of 2001 compared to $361,000 during the first half of 2000.

Long-term debt, net of current maturities of $10.2 million, totaled $92.3 million at June 30, 2001 compared to $96.1 million, net of current maturities of $9.4 million, at December 31, 2000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the disclosures presented in the Form 10-K filing for the year ended December 31, 2000.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to its business, none of which is likely to have a material effect on the Company’s financial position.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.	DEFUALTS UPON SENIOR SECURITES

None to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Annual Meeting of Shareholders was held on May 18, 2001.

b. Four proposals were submitted for Shareholder approval:

	1.)		To amend the Company’s 1993 Director Stock Option Plan to increase the number of shares for which options may be granted under such plan from 100,000 to 300,000 shares. The following are the voting results:

	For:	5,452,137	Against:	33,339
	Abstain:	224	Non-Votes:	3,165,582

	2.)	To amend the Company’s 1993 Director Stock Option Plan to increase the number of shares for which options may be granted under such plan from 500,000 to 1,000,000 shares. The following are the voting results:

		For:	5,451,430	Against:	37,739
		Abstain:	2,524	Non-Votes:	3,165,582

	3.)		To elect four directors for the ensuing year and until their successors shall be elected and duly qualified. The following are the voting results:

				For	Withhold
			Douglas G. Voss	8,635,102	16,540
			Vernon A. Mickelson	8,635,952	15,330
			Gayle R. Brandt	8,634,552	16,730
			Ivan L. Simpson	8,636,052	15,230

4.)	To ratify and approve the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2001.

		For:	8,647,652	Against:	880
		Abstain:	2,750	Non-Votes	0

ITEM 5.	OTHER INFORMATION
	None to report.

ITEM 6.	EXHIBITS AND REPORTS IN FORM 8-K

	a.)	Exhibits

		None

	b.)	Reports on Form 8-K

		The registrant filed no Current Reports on Form 8-K for the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: August 13, 2001	By:	/s/ Douglas G. Voss

Douglas G. Voss
President and Chief Executive Officer

	By:	/s/ Richard A. Hanson

Richard A. Hanson
Vice President - Finance