Form 10-Q
period 2001-09-30
GREAT LAKES AVIATION LTD
filed 2001-11-14
CIK 914397

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

YES ☒    NO ☐

As of November 1, 2001 there were 8,657,651 shares of Common Stock, par value $.01 per share, issued and outstanding.

PART I:     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD

 Balance Sheets

(in thousands, except share information)

	(unaudited)
	September 30, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash	$1,085	$1,996
Accounts receivable, net allowance for doubtful accountsof $160	4,960	12,541
Inventories, net	15,022	15,383
Prepaid expenses and other current assets	475	924
Total current assets	21,542	30,844
PROPERTY AND EQUIPMENT:
Flight equipment	123,150	122,993
Other property and equipment	6,018	5,600
Less accumulated depreciation and amortization	(22,929)	(18,311)
Total property and equipment	106,239	110,282
OTHER ASSETS	2,184	2,053
	$129,965	$143,179
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable and current maturities of long-term debt	$20,086	$22,576
Accounts payable	18,983	14,176
Deferred lease payments	4,481	897
Accrued liabilities and unearned revenue	4,387	3,560
Total current liabilities	47,937	41,209
LONG-TERM DEBT, net of current maturities	92,291	96,054
DEFERRED LEASE PAYMENTS	1,983	2,221
DEFERRED CREDITS	3,223	3,565
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value; 50,000,000 sharesauthorized, 8,657,651 shares issued andoutstanding at September 30, 2001 and December 31, 2000	86	86
Paid-in capital	31,359	31,359
Accumulated deficit	(46,914)	(31,315)
Total stockholders' equity (deficit)	(15,469)	130
	$129,965	$143,179

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

 Statements of Operations

For the Three Months and Nine Months Ended September 30

(Unaudited)

(in thousands, except share and per share information)

	For the Three Months Ended September 30		For the Nine Months Ended September 30

	2001	2000	2001	2000

OPERATING REVENUES:
Passenger	$19,858	$30,138	$64,669	$84,382
Public service	4,489	4,729	11,756	13,155
Freight, charter and other	877	1,567	3,612	5,225
Total operating revenues	25,224	36,434	80,037	102,762

OPERATING EXPENSES:
Salaries, wages and benefits	7,532	9,003	25,111	25,976
Aircraft fuel	4,187	5,851	14,335	15,627
Aircraft maintenance materials and component repairs	2,887	3,623	11,709	10,455
Commissions	638	1,113	2,118	3,315
Depreciation and amortization	1,777	1,749	5,281	5,269
Aircraft rental	2,053	2,295	6,471	7,043
Other rentals and landing fees	1,556	1,710	5,458	5,346
Other operating expenses	5,155	7,293	18,847	21,005
Total operating expenses	25,785	32,637	89,330	94,036
Operating income (loss)	(561)	3,797	(9,293)	8,726

NON-OPERATING INCOME (EXPENSES):
Interest expense	(2,294)	(2,288)	(7,287)	(6,636)
Federal government assistance	982	-	982	-
Total non-operating income (expenses)	(1,312)	(2,288)	(6,305)	(6,636)
Income before income taxes	(1,873)	1,509	(15,598)	2,090

Income tax expense	-	1	-	1

NET INCOME (LOSS)	$(1,873)	$1,508	$(15,598)	$2,089

NET INCOME (LOSS) PER SHARE:
Basic	$(.22)	$.17	$(1.80)	$.24
Diluted	$(.22)	$.16	$(1.80)	$.23

WEIGHTED AVERAGE SHARES USED IN
COMPUTATION:
Basic	8,657,651	8,647,891	8,657,651	8,644,456
Diluted	8,657,651	9,187,386	8,657,651	9,250,598

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

 Statements of Cash Flow

For the Nine Months Ended September 30

(Unaudited)

(in thousands)

	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$(15,598)	$2,089
Adjustments to reconcile net loss (income) to net cash used inoperating activities
Depreciation and amortization	4,829	4,960
Change in current operating items:
Accounts receivable, net	7,581	(3,793)
Inventories, net	151	(1,222)
Prepaid expenses and other current assets	449	123
Accounts payable and accrued liabilities	5,633	1,454
Deferred lease payments and deferred credits	3,004	1,067
Net cash flows provided by operating acitivies	6,049	4,678
INVESTING ACTIVITIES:
Purchases of flight equipment and other property and equipment	(576)	(553)
Change in other assets	(131)	(66)
Net cash flows provided used in investing activities	(707)	(619)
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and long-term debt	8,787	7,714
Repayment of notes payable and long-term debt	(2,959)	(7,191)
Payments on line of credit	(12,081)	(4,118)
Proceeds from sale of common stock	-	21
Net cash flows used in financing activities	(6,253)	(3,574)
NET CHANGE IN CASH	(911)	485
CASH:
Beginning of period	1,996	84
End of period	$1,085	$569
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,371	$4,397

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

United and Frontier Code Sharing Relationships

Prior to May 1, 2001, the Company had been operating scheduled passenger and airfreight service exclusively as United Express under a cooperative marketing agreement with United Airlines, Inc. (“United”).  On February 1, 2001, the Company and United entered into a new three-year code sharing agreement, which became effective May 1, 2001.  Under this new agreement, the Company no longer operates under the name “United Express”; rather, it operates under its own name but will continue to use the UA code for local service until February 1, 2002.  Connecting service to United points beyond the Company’s hubs will continue to display the United code.  The United agreement provides for use of United’s flight designator for Great Lakes flights connecting with United flights in Denver, Chicago and Minneapolis, and permits the Company to enter into code sharing agreements with certain other carriers.  The Company continues to participate in United’s Mileage Plus frequent flyer program.  The United agreement also requires United to provide approximately $2.5 million in financial support to Great Lakes to cover a portion of the Company’s cost of returning to marketing itself under its own identity.  The Company has been utilizing the reimbursements to offset amounts due United for prior services.  As of September 30, 2001, United is still obligated for $1.5 million.

On May 3, 2001, The Company entered into a code sharing agreement with Frontier Airlines, Inc. (“Frontier”) which was implemented July 9, 2001.  Under the Frontier agreement, passengers served by Great Lakes at 37 cities through its Denver hub will conveniently connect to all 22 cities served by Frontier throughout the United States.  The code sharing schedules are being phased in throughout the summer and fall with anticipation that all cities will be added by December 15, 2001.

Air Transportation Safety and System Stabilization Act

In the wake of large financial losses attributed to the terrorist attacks on the United States that occurred on September 11, 2001, the Senate and the House of Representatives of the United States of America passed, and the President signed into law H.R. 2926, the Air Transportation Safety and System Stabilization Act (the “Act”).  The intent of the Act is to preserve the continued viability of the United States air transportation system.  The Act includes the following key provisions:

•        Airlines will receive cash compensation up to an industry total of $5 billion, including up to $500 million in the aggregate for cargo carriers and up to $4.5 billion in the aggregate for commercial carriers based upon each carrier’s share of available seat miles during the month of August 2001.  Airlines must demonstrate that their losses equal or exceed the amount granted.  The Company anticipates receiving approximately $2 million from this program, of which $982,220 was received in September 2001.  The Company recognized all $982,220 of the federal government assistance as non-operating income in the third quarter of 2001 to offset incurred direct and incremental losses resulting from the terrorist attacks.  Due to the complexity and uncertainty of the computation of remaining amounts, the Company has recognized only the amount actually received.

•      The federal government will guarantee credit instruments issued to air carriers of up to $10 billion.  A newly created Air Transportation Stabilization Board will have authority to set all terms and conditions, including determining the amounts and recipients of the loans.  The Act also allows the government to take an equity stake in the airlines receiving federal loan guarantees as collateral.  The Company expects to apply for a loan guarantee in the near future.

•      The Act establishes potential protection for air service to small communities.  Carriers that receive direct financial assistance may be required by the Secretary of the Department of Transportation (“DOT”) to maintain scheduled service to any point served by the carrier prior to September 11, 2001.  An additional $120 million in Essential Air Service (“EAS”) funding was authorized.  Increased EAS funding is subject to the Transportation Appropriation Committee review.

•      The Act establishes forgiveness of Internal Revenue Service (“IRS”) penalties for late payment of certain taxes, provided they are paid by November 15, 2001, or, at the discretion of the Secretary of the DOT, as late as January 15, 2002.  The Company has not deferred any payment of tax under this provision.

•      The Act provides for reimbursement to air carriers and their vendors or subcontractors for increases in the cost of war risk insurance for the period up to October 1, 2002.  The Act also limits the amount of liability for claims against an air carrier attributed to the terrorist attacks to a total not to exceed the limits of the liability coverage maintained by the carrier.

Liquidity

The Company has received notice of default from one of its Brasilia aircraft lessors as a result of non-payment of amounts due, and is in negotiations with the lessor to cure the default.  No formal action has been taken by the Company’s Brasilia aircraft lessor, nor by any of the Company’s other creditors in regard to obligations which have not been paid on a timely basis. However, no assurance can be given that the Company’s creditors may not take such action.

As a result of the effects of the September 11 attacks and seasonal reductions in passenger traffic, the Company has removed its fleet of eight Brasilia aircraft, seven of  40 Beech 1900D aircraft and three of four Beech 1900C aircraft from scheduled service. The Brasilia aircraft are being utilized to a limited extent in charter service. Even though the Company believes that it will be able to again utilize the foregoing aircraft in scheduled service as passenger traffic improves and new opportunities are identified, it will continue to evaluate future cash flows derived from these long-lived assets, primarily consisting of aircraft and related parts, for the purposes of assessing whether such assets are impaired.  Because of lack of predictability of future traffic and other external factors, impairment charges may be recognized.

The September 11, 2001 terrorist attacks and the resulting losses had a substantial and immediate adverse effect on the Company’s liquidity.  The Company in its belief that its liquidity position was not adequate to weather the post-September 11 downturn in the short term, has undertaken efforts to reduce costs, including a reduction in its flight schedule by approximately 21% and the elimination of 173 employee positions.

Due to recent losses, the Company has exhausted its readily available sources of working capital and currently has no financing agreements in place under which it can secure additional funds.  The Company is currently exploring alternatives to meet its future liquidity requirements and is making payments to significant creditors as current cash flow allows.  The Company will also seek additional working capital financing through use of the Air Transportation Safety and System Stabilization Act guaranteed loan program when regulations and instructions for applying for such loans are available.  The Company is also in contact with certain of its creditors regarding its slowness in payments.

In order for the Company to meets its obligations for the next year, the Company will need to acquire additional funding and reach satisfactory agreements with its creditors.  No assurances can be given that the Company will attain either of these objectives.  If the Company is unable to do so, it will have to consider additional changes to its flight schedules.  Further reductions in operating levels and aircraft utilization, may cause impairment of value of the Company's assets and the need for corporate restructuring.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”). This statement establishes accounting and reporting standards for derivative instruments and all hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities at their fair values.  Accounting for changes in the fair value of a derivative depends on its designation and effectiveness.  For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings.  For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. FASB 133 was effective January 1, 2001.  The Company had no derivative instruments at January 1, 2001 through September 30, 2001.

In 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements.  The SAB summarizes the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements.  The Company has reviewed its revenue recognition policies and has determined that they comply with the principles, as set forth is SAB No. 101.  Accordingly, the adoption of the SAB No. 101 had no effect on the Company’s financial position or results of operations.

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (FASB 142).  The statement address financial accounting and reporting for acquired goodwill and other intangible assets.  FASB 142 changes the accounting for goodwill from an amortization approach, under which goodwill would be periodically tested for impairment.  FASB 142 will be effective for the Company January 1, 2002.  The Company has no acquired goodwill or other intangible assets at September 30, 2001.

In September, 2001 the FASB Emerging Issues Task Force released Issue No. 01-10,  “Accounting for the Impact of the Terrorist Attacks of September 11, 2001”.  The issue identifies among other things, the proper recording of government assistance income to offset direct and incremental losses resulting from the terrorist attacks.  The Company recognized the entire amount of $982,220 it has received to date as non-operating income because direct and incremental losses incurred during the third quarter exceeded that amount.  When the next payment of federal government assistance is received, the Company will recognize additional income to offset losses incurred in the third quarter in excess of the $982,220 already recognized, as well as additional losses expected to be incurred in the fourth quarter of 2001.

In October 2001, the FASB issued Statement No. 144, “Accounting for Impairment or Disposal of Long Lived Assets”.  The statement addresses financial accounting and reporting related to the impairment of assets and is effective for years beginning after December 15, 2001.  The Company is evaluating the impact of this statement.

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

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981.  In April 1992, the Company began operating as a United Express carrier under a cooperative marketing agreement with United, which was replaced on February 1, 2001, with a three-year code sharing agreement described more fully under the caption “United and Frontier Code Sharing Relationships” in this Form 10-Q.  On May 3, 2001, the Company entered into a code sharing agreement with Frontier Airlines, which was implemented July 9, 2001.  As of September 30, 2001, the Company served 51 destinations in 16 states with 295 scheduled departures each weekday in passenger and mail service.

The airline industry is cyclical in nature and highly sensitive to general economic conditions.  In 2001, prior to September 11, softening economic conditions had a severe adverse effect on the airline industry revenues, principally due to a decline in higher yielding business traffic.  In recognition of this, the Company had been focusing on cost reductions through staff reductions and modified work schedules in several areas.

The September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon dramatically worsened the financial condition of the Company and the airline industry in general.  After the attacks, the FAA suspended all commercial flights for two and one half days leading to substantial losses for the Company and other airlines.  The Company cancelled more than 1,000 flights from September 11 until the airline resumed a reduced normal operation.   During this seven day period, the Company continued to incur a substantial portion of its normal operating expenses and therefore recognized operating losses of approximately $1.6 million relating to the shut down.  As a result of these acts of terrorism, demand for air travel, as shown by advance bookings and load factors, has declined significantly.  The airline industry has also incurred, and will continue to face, an increase in costs resulting from enhanced security measures and aviation-related insurance.  In addition, the general increase in hostilities relating to reprisals against terrorist organizations and the threat of further terrorist attacks could continue to negatively impact airline revenues and costs for the near term.

After September 11, 2001, the Company reduced its flight by approximately 21% based on available seat miles and a reduction in the number of connecting opportunities at the Denver hub effective September 18, 2001. The Company also took immediate steps to reduce other costs, including the elimination of approximately 173 employee positions and a reduction in work schedules for many of the remaining employees.  The workforce reduction was accomplished through a combination of attrition, deferred hiring and select reductions in force.  In addition, salaries for upper management have been reduced by at least 20% and a compensation cap for the Company’s most senior executives of $60,0000 has been instituted.

The Company continues to work closely with its vendors and creditors to identify and implement cash conservation and cost reduction opportunities.

In its efforts to seek profitability with its substantially reduced schedule, the Company has deliberately increased its focus on its federally subsidized EAS routes.  Subsidy revenues per departure performed are not affected by consumer fear of flying and the slowing economy.  The United States Department of Transportation (“DOT”) has also agreed to fund the subsidies that would normally have been expended during the period which the nation’s air space and air traffic control system was shut down.  Approximately 75% of the Company’s planned schedule capacity for the fourth quarter of 2001 will be subsidy eligible.

As part of the Air Transportation Safety and System Stabilization Act (HR2926), an additional $120 million was authorized subject to appropriations committee review, for the EAS subsidy program.  The DOT has indicated that if sufficient appropriations are provided by Congress, it will  increase subsidy levels in existing agreements to provide relief for carriers who are experiencing reduced traffic volumes and increased expenses associated with the events of September 11, 2001.

Conversion of current subsidy revenues into revenue passenger miles at current revenue passenger mile yield would produce an increase of approximately 13.32% load factor points for the fourth quarter of 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2001 AND 2000

The following table sets forth certain financial information regarding the Company:

Statement of Operations Data
	For the Three Months Ended September 30
	2001				2000
		Cents		% Increase		Cents
	Amount	Per		(decrease)	Amount	Per
	(in 000s)	ASM		from 2000	(in 000s)	ASM
Total Operating Revenues	$25,224	23.2		(30.8)%	$36,434	26.7

Operating Expenses
Salaries, wages and benefits	7,532	6.9		(16.3)	9,003	6.6
Aircraft fuel	4,187	3.8		(28.4)	5,851	4.3
Aircraft maintenance materialsand component repairs	2,887	2.7		(20.3)	3,623	2.7
Commissions	638	0.6		(42.7)	1,113	0.8
Depreciation and amortization	1,777	1.6		1.6	1,749	1.3
Aircraft rental	2,053	1.9		(10.5)	2,295	1.7
Other rentals and landing fees	1,556	1.4		(9.0)	1,710	1.3
Other operating expense	5,155	4.7		(29.3)	7,293	5.3
Total Operating Expenses	25,785	23.7		(21.0)%	32,637	23.9
Operating income (loss)	(561)	-		(114.8)	3,797	-

Non-operating Income (Expense)
Federal government assistance	982	-		-	-	-
Interest expense	(2,294)	(2.1)		0.2%	(2,289)	(1.7)

Selected operating Data		Increase(Decrease )
		2001		From 2000		2000
Available Seat Miles (000s)		108,849		(20.3)%		136,596
Revenue Passenger Miles (000s)		53,849		(25.5)%		72,248
Passenger Load Factor		49.5%		(3.4	)pts	52.9%
Passengers carried		213,141		(31.2)%		309,852
Average Yield per Revenue Passenger Mile		39.0	¢	(6.5)%		41.7	¢
Revenue per ASM		23.1	¢	(13.5)%		26.7	¢

Operating Revenues

Operating revenues decreased 30.8% to $25.2 million in the third quarter of 2001 from $36.4 million during the third quarter of 2000.  The decrease in operating revenues over the same period in the prior year is the result of a 31.2% decrease in revenue passengers carried to 213,141 in the third quarter of 2001 from 309,852 during the same period of 2000 and a 6.5% decrease in yield to 39.0 cents in the third quarter of 2001 from 41.7 cents during the same period of 2000.  Available Seat Miles decreased 20.3% to 108,849 during the third quarter of 2001 from 136,596 for the same period of 2000.  These decreases are a result of a reduction in scheduled operating levels during the quarter due to the weakening economy, and the terrorist attacks on September 11, 2001.

Operating Expenses

Total operating expenses were $25.7 million, or 23.7 cents per ASM, in the third quarter of 2001 compared to $32.6 million or 23.9 cents per ASM in the third quarter of 2000.

Salaries, wages, and benefits expense decreased 16.3% to $7.5 million in the third quarter of 2001 from $9.0 million during the third quarter of 2000, as a result of reductions in staffing levels, hours worked and salary cuts.

Aircraft fuel expenses decreased 28.4%, to $4.2 million, or 3.8 cents per ASM in the third quarter of 2001 from $5.9 million, or 4.3 cents in the third quarter of 2000.  This decrease was due to declining fuel prices during the third quarter of 2001 and substantially reduced operating levels.

Aircraft maintenance materials and component repair expense was 2.7 cents per ASM or $2.9 million during the third quarter of 2001 and 2.7 cents per ASM or $3.6 million during the third quarter of 2000.

Commissions decreased 42.7% to $638,000 in the third quarter of 2001, from $1.1 million during the same period of 2000, as a result of lower commission rates, decreased gross revenues, and increasing direct sales through the internet.

Other operating expenses decreased to $5.2 million or 4.7 cents per ASM in the third quarter of 2001 from $7.3 million or 5.3 cents per ASM in the third quarter of 2000.  The decrease is primarily due to the elimination of certain fees associated with the United Express agreement and the temporary shut down of operations due to the events of September 11, 2001.

Income Tax Expense (Benefit)

No income tax benefit was recorded for the quarter ended September 30, 2001 due to the fact that the Company is in a loss carry forward position and that the realization of any benefits of such are substantially in doubt.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2001 AND 2000

The following table sets forth certain financial information regarding the Company:

Statement of Operations Data	For the Nine Months Ended September 30
	2001			2000
		Cents	% Increase		Cents
		Per	(decrease)		Per
	Amount	ASM	from 2000	Amount	ASM
Total Operating Revenues	$80,037	23.6	(22.1)%	$102,762	25.9

Operating Expenses
Salaries, wages and benefits	25,111	7.4	(3.3)	25,976	6.6
Aircraft fuel	14,335	4.2	(8.3)	15,627	3.9
Aircraft maintenance materialsand component repairs	11,709	3.5	12.0	10,455	2.6
Commissions	2,118	0.6	(36.1)	3,315	0.8
Depreciation and amortization	5,281	1.6	0.2	5,269	1.3
Aircraft rental	6,471	1.9	(8.1)	7,043	1.8
Other rentals and landing fees	5,458	1.6	2.1	5,346	1.3
Other operating expense	18,847	5.6	(10.3)	21,005	5.3
Total Operating Expenses	89,330	26.3	(5.0)%	94,036	23.7
Operating income (loss)	$(9,293)	(2.7)	(206.5)	$8,726	2.2

Non-operating Income (Expense)
Federal government assistance	982	-	-	-	-
Interest expense	$(7,287)	(4.4)	9.8%	$(6,637)	(3.4)

Selected operating Data			Increase (Decrease )
		2001	from 2000	2000
Available Seat Miles (000s)		339,334	(14.4)%	396,454
Revenue Passenger Miles (000s)		165,559	(15.9)%	196,839
Passenger Load Factor		48.8%	(0.8	) pts	49.6%
Passengers carried		673,121	(18.6)%	827,229
Average Yield per Revenue Passenger Mile		40.6 ¢	(5.4)%	42.9	¢
Revenue per ASM		23.6 ¢	(8.9)%	25.9	¢

Operating Revenues

Operating revenues decreased 22.1% to $80.0 million in the first nine months of 2001 from $102.8 million during the first nine months of 2000.  The decrease in operating revenues over the same period in the prior year is the result of a 18.6% decrease in revenue passengers carried to 673,121 in the first nine months of 2001 from 827,229 during the first nine months of 2000, and a 5.4% decrease in yield per revenue passenger mile to 40.6 cents per revenue passenger mile compared to 42.9 cents per revenue passenger mile during the same period of 2000.  Available Seat Miles decreased 14.4% to 339,334 during 2001 from 396,454 in 2000 due to schedule reductions and the terrorist attack on September 11, 2001.

Operating Expenses

Total operating expenses decreased 5.0% to $89.3 million in the first nine months of 2001 from $94.0 million in the first nine months of 2000.

Salaries, wages, and benefits expense increased to 7.4 cents per ASM during the first nine months of 2001 from 6.6 cents per ASM during the same period of 2000.  Cost per ASM is higher due to normal salary increases spread over a smaller ASM base for the first nine months of 2001 and a 7% increase in mechanic’s wages as the result of a new union contract that went into effect November 1, 2000.  In addition, severe weather conditions during the first quarter of 2001 increased labor costs through flight delays and deicing needs.

Aircraft fuel expense decreased 8.3% to $14.3 million, or 4.2 cents per ASM in the first nine months of 2001 from $15.6 million, or 3.9 cents per ASM in the first nine months of 2000.  This decrease was due to declining fuel prices and reduced flight schedules during 2001.

Aircraft maintenance materials and component repair expenses increased to 3.5 cents per ASM during the first nine months of 2001 from 2.6 cents per ASM during the first nine months of 2000, due to increased engine overhaul activity during the first half of 2001.

Interest expense increased to 2.1 cents per ASM for the first nine months of 2001 from 1.7 cents per ASM during the first nine months of 2000.  Depreciation and amortization increased to 1.6 cents per ASM during the first nine months of 2001 from 1.3 cents per ASM in the first nine months of 2000.  These increases are due to a smaller ASM base in 2001 over which to spread fixed costs and a higher level of borrowing on the Company’s revolving line of credit during the first half of 2001.

Other operating expenses decreased 10.3% to $18.8 million, or 5.6 cents per ASM in the first nine months of 2001 from $21.0 million, or 5.3 cents per ASM in the first nine months of 2000. Expenses in 2000 were impacted by the Company’s relocation from Spencer, Iowa to its new facility in Cheyenne, Wyoming.  Other operating expenses in 2001 also decreased as a result of the elimination on May 1, 2001 of certain fees associated with the United Express agreement.

Income Tax Expense (Benefit)

No income tax benefit was recorded for the nine months ended September 30, 2001 due to the fact that the Company is in a loss carry forward position and that the realization of any benefits of such are substantially in doubt.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $1.1 million at September 30, 2001 from $2.0 million at December 31, 2000.  Net cash flows provided by operating activities were $6.0 million in the first nine months of 2001 and $4.7 million in the first nine months of 2000.  The major sources of cash flow during the first nine months of 2001 were collection of receivables from prior periods not replaced by revenue in the current period as a result of reduced operations, and non payment of creditors and vendors when amount come due.

On January 7, 2000, the Company entered into an agreement with Coast Business Credit (“Coast”) to provide the Company with a $20 million revolving credit facility, collateralized by accounts receivable.  The maximum borrowings available to the Company under such credit facility are based upon 85% of eligible receivables, less reserves, to collateralize the amount being borrowed.  At September 30, 2001, the amount available under the line of credit agreement was $1,080,224, all of which had been borrowed.  The agreement with Coast contains a covenant, which requires the Company to maintain a specific balance of tangible net worth, (as defined in such agreement).  Throughout 2001, the Company has not complied with that covenant.  Under the Coast agreement, such noncompliance permits Coast, at its option, to require immediate payment of all amounts owed by Great Lakes to Coast.  Such action would further exacerbate the corporate liquidity issues described above.  The agreement was amended May 15, 2001 to address the noncompliance status by reducing to a cap of $10 million by year end the availability and accelerating the maturity of the agreement to December 31, 2001.  The interest rate on the Coast loan has been increased by 3% annually, as a result of not meeting this tangible net worth requirement. The Company is currently seeking other sources for the credit facility and also plans to utilize the loan guarantee under the Air Transportation Safety and System Stabilization Act.

Raytheon Aircraft Credit Corporation (“Raytheon”) is the Company’s primary aircraft supplier and largest creditor.  The Company has financed all of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under lease and debt agreements with Raytheon. Additionally, Raytheon has provided the Company working capital in the form of a three-year note, which had a balance of $4.6 million at September 30, 2001, collaterlized by parts inventory.  In accordance with the Beechcraft 1900C operating lease agreements, the Company, on June 15, 2001, provided Raytheon ninety day notice of its intent to return the four 1900C aircraft currently used in mail service.  The Company had intended on converting three 1900D aircraft to a freight configuration to maintain the mail contract.  The events of September 11, 2001 have caused the Company to reverse this decision.  The Company has entered into discussions with Raytheon regarding the potential return of excess 1900D aircraft as a result of the deteriorating economic environment.   Due to losses incurred, the Company has not been making scheduled debt and lease payments but has not triggered default provisions under the debt agreement   On June 29, 2001, the Company restructured its obligation to Raytheon for deferred debt and lease payments through the issuance of a $8.8 million Demand Promissory Note.  The note bears interest at 8% and is payable upon demand.

The Company has financed seven of its Brasilia aircraft through lease and debt agreements with other unrelated entities.  One of the Company’s Brasilia lessors has issued a notice of default for nonpayment of amounts due, and the Company is in negotiations with the lessor to cure the default.  The Company is in negotiations with both Brasilia aircraft lessors regarding its future operation of the aircraft.

The Company had been leasing four 1900C aircraft from Raytheon under short-term operating leases for use in contracted mail.  On June 15, 2001, the Company provided a ninety-day notice of its intent to terminate the 1900C leases.  Due to the events of September 11, 2001, the Company has elected to continue the use of one 1900C in its current mail operations.  The remaining three 1900C aircraft are excess to current requirements for this aircraft type.

Capital expenditures related to aircraft and equipment totaled $576,000 in the first nine months of 2001 compared to $553,000 during the first nine months of 2000.  Principal repayments on long-term debt were $3.0 million in the first nine months of 2001.

Long-term debt, net of current maturities of $10.9 million, totaled $91.6 million at September 30, 2001 compared to $96.1 million, net of current maturities of $9.4 million, at December 31, 2000.

Due to recent losses, the Company has exhausted its readily available sources of working capital and currently has no financing agreements in place under which it can secure additional funds.  The Company is currently exploring alternatives to meet its future liquidity requirements and is making payments to significant creditors as current cash flow allows.  The Company will also seek additional working capital financing through use of the Air Transportation Safety and System Stabilization Act guaranteed loan program when regulations and instructions for applying for such loans are available.  The Company is also in contact with certain of its creditors regarding its slowness in payments.

In order for the Company to meet its obligations for the next year, the Company will need to acquire additional funding and reach satisfactory agreements with its creditors.  No assurances can be given that the Company will attain either of these objectives.  If the Company is unable to do so, it will have to consider additional changes to its flight schedules.  Further reductions in operating levels and aircraft utilization, may cause impairment of value of the Company's assets and the need for corporate restructuring.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes to the information reported in the Company’s 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to its business, none of which is likely to have a material effect on the Company’s financial statements.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

None

b)	Reports on Form 8-K
The registrant filed no Current Reports on Form 8-K for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: November 8, 2001	By:	/s/ Douglas G. Voss
Douglas G. Voss
President and Chief Executive Officer

	By:	/s/ Richard A. Hanson
Richard A. Hanson
Vice President - Finance