Form 10-K
period 2001-12-31
GREAT LAKES AVIATION LTD
filed 2002-04-15
CIK 914397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from __________ to __________

                           Commission File No. 0-23224

                           GREAT LAKES AVIATION, LTD.
             (Exact name of registrant as specified in its charter)

                  Iowa                                      42-1135319
     -------------------------------                    ------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

(Address of principal executive offices)
                                        1022 Airport Parkway, Cheyenne, WY 82001
                                        ----------------------------------------
Registrant's telephone number, including area code: (307)432-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of April 1, 2002 was approximately $3,857,195.

As of April 1, 2002, there were 8,657,651 shares of Common Stock of the registrant issued and outstanding.

                       Documents Incorporated By Reference

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

               Document Incorporated                        Part of Form 10-K
-------------------------------------------------------     -----------------
Proxy Statement for 2002 Annual Meeting of Shareholders          Part III

                                 FORM 10-K INDEX

                                                                            Page

PART I........................................................................1

     Item 1.  BUSINESS........................................................1
     Item 2.  PROPERTIES......................................................8
     Item 3.  LEGAL PROCEEDINGS...............................................9
     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............9

PART II......................................................................10

     Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS............................................10
     Item 6.  SELECTED FINANCIAL AND OPERATING DATA..........................10
     Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................12
     Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....24
     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................25
     Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURES .....................................46

PART III.....................................................................47

     Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............47
     Item 11. EXECUTIVE COMPENSATION.........................................47
     Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.....................................................47
     Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................47

PART IV......................................................................48

     Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K............................................48

SIGNATURES...................................................................51

EXHIBIT INDEX................................................................52

                                     PART I


Item 1.  BUSINESS

Forward-Looking Information

In accordance with the "safe harbor" provisions of the Private Securities Reform Act of 1995, Great Lakes Aviation, Ltd. ("Great Lakes" or the "Company") notes that certain statements in this Form 10-K and elsewhere which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. When used herein, the words, "believe," "plan," "continue," "hope," "estimate," "project," "intend," "expect," and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and no statements contained in this Form 10-K should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements. For a discussion on current financial condition of the Company, see Item 7.

As more fully described below, important factors that could cause results to differ materially from the expectations reflected in any forward-looking statement herein include among other things: (1) the results of negotiations with certain lessors to return unneeded aircraft and restructure Great Lakes' financial obligations for those and other aircraft; (2) the Company's dependence on its code-sharing relationship with United Airlines, Inc. and Frontier Airlines, Inc.; (3) the Company's inability to pay current maturities of existing indebtedness, and operating lease payments; (4) the effect of general economic conditions on business and leisure travel which impacts the Company's revenues; (5) fuel costs; (6) seasonality; (7) continued receipt of Essential Air Service subsidies at currently contemplated rates; (8) ability to control increased security costs; and (9) as to valuation of the Company's common stock, the Company's noncompliance with the Nasdaq continued listing requirements.

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

General

Great Lakes is a regional airline that began providing scheduled passenger service under its own marketing identity on October 12, 1981. On April 26, 1992 the Company began operating a large portion of its route network as a United Express carrier. The United Express marketing program included painting of aircraft with a United Express paint scheme, branding of station facilities and uniforming Great Lakes customer service employees with United designated uniforms. On February 1, 2001, the Company reached a new three year code share agreement with United (the "United Code Share Agreement") that authorized the return of aircraft, station signage and customer service personnel to the Great Lakes market identity. The United Code Share Agreement was implemented in phases beginning on May 1, 2001. Over the course of 2001, significant monies were invested by the Company in returning to Great Lakes market identity. The United Code Share Agreement authorizes the Company to enter into similar code share agreements with other airlines. The Company negotiated a code share agreement with Frontier Airlines, Inc. which was signed on May 3, 2001 and implemented in phases beginning on July 7, 2001. Under the terms of the Company's new code share agreements, schedules are published to enable its customers easy booking and purchasing of time efficient schedules. Customers that travel to and from only the hubs (Denver, Chicago O'Hare, Minneapolis and Phoenix) purchase tickets that are 100% Great Lakes product.

At March 1, 2002, the Company served 35 destinations in 10 states to and from Denver as code sharing partners with both United and Frontier. It also served 5 destinations in 3 states to and from Chicago, 6 destinations in 3 states to and from Minneapolis and 3 destinations in 3 states to and from Phoenix.

As of December 31, 2001, the Company's fleet consisted of 40 Beechcraft Model 1900D 19-passenger aircraft and eight Embraer Model 120 30-passenger aircraft. The Company also has four Beechcraft Model 1900C aircraft that are used exclusively for freight operations. As more fully explained below, certain of these aircraft are currently in excess of Company requirements, and negotiations are underway to return them to their lessors. The Company cannot predict the terms under which these returns will occur or their financial statement impact.

The terrorist attacks of September 11 had a significant impact on the business of the Company. Following the attacks, the Company took immediate action to reduce its level of operations to best serve the reduced level of passenger traffic that was available to it. However, as was the case with most of the airline industry, these actions were not sufficient to avoid catastrophic losses from the initial grounding of all flights, increased expenses and substantially reduced passenger revenues.

In response, on September 22, 2001 Congress passed the Air Transportation Safety and Systems Stabilization Act ("Stabilization Act"). The act includes for all U.S. airlines and air cargo carriers the following key provisions: (i) $5 billion in cash compensation, of which $4.5 billion is available to commercial passenger airlines and is allocated based on the lessor of available seat miles during August 2001 or the direct and incremental losses (including lost revenues) incurred by the airline from September 11, 2001 through December 31, 2001; (ii) subject to certain conditions, the availability of up to $10 billion in federal government guarantees of certain loans made to air carriers for which credit is not reasonably available as determined by a newly established Air Transportation Stabilization Board; (iii) the authority of the Secretary of Transportation to reimburse air carriers for increases in the cost of war risk insurance over the premium; (iv) and a $100 million limit on the liability with respect to acts of terrorism committed within 180 days following enactment of the Act. During 2001, Great Lakes was allocated a total of $1.9 million under the act of which $1.6 million had been received by the end of the year.

The requirements of the commercial loans guaranteed by the federal government to provide working capital for future operation of the airlines and for other purposes have proven to be too restrictive to permit their use by Great Lakes.

In addition to benefits for the entire airline industry, the act also took notice of the unique requirements of providing service to small communities by increasing additional funding for Essential Air Service ("EAS"). Congress set the EAS funding level at $113 million for the fiscal year ending September 30, 2002, which compares to a level of $50 million for the prior fiscal year. As a result of these increases and the reduction of non EAS service, the Company's EAS revenues in 2002 are expected to be approximately $30 million (33% of total revenue) as contrasted to 19.3 million (19%) in 2001 and $14.9 million (11%) in 2000.

Due to significant losses in 2000 and 2001, the Company has exhausted its available sources of working capital and has no financing agreements in place under which it can secure additional funds. As more fully described below, the Company is in arrears in its payments to substantially all the institutions providing financing for the Company's aircraft, which has resulted in substantially all of its long-term debt obligation being reclassed into current liabilities as of December 31, 2001. One institution which provided lease financing for two of the Company's aircraft has filed a complaint seeking recovery of all scheduled payments under the leases. The Company plans to continue to seek additional sources of working capital, negotiate settlements with certain creditors and lessors (including the foregoing lessor of two aircraft) to whom it expects to return its surplus aircraft and utilize funds from the more compensatory level of EAS payments to make payments to creditors as cash flows allow. If it is unable to generate adequate funding through a combination of additional financing, settlements with creditors and improving financial performance, the Company may be required to make further reductions in operating levels and develop other mechanisms to provide sufficient operating funds. No assurances can be made that the Company will be successful in finding alternatives to allow it to continue as a going concern or that its creditors won't impose conditions that result in a corporate restructuring or ceasing operations.

The Company's auditors have included in their report dated April 10, 2002 on the financial statements an explanatory paragraph to the effect that substantial doubt exists regarding the Company's ability to continue as a going concern due to the Company's recurring losses from operations and limited sources of additional liquidity. See the financial statements.

United and Frontier Code Sharing Relationships

Prior to May 1, 2001, the Company had been operating scheduled passenger and airfreight service exclusively as United Express under a cooperative marketing agreement with United Airlines, Inc. ("United"). On February 1, 2001, the Company and United entered into a new three-year code sharing agreement, which became effective May 1, 2001. Under this new agreement, the Company no longer operates under the name "United Express"; rather, it operates under its own name but continues to use the UA code for connecting service to United points beyond the Company's hubs. The United agreement provides for use of United's flight designator for Great Lakes flights connecting with United flights in Denver, Chicago, Minneapolis and Phoenix, and permits the Company to enter into code sharing agreements with certain other carriers. The United agreement also requires United to provide approximately $2.5 million in financial support to Great Lakes to cover a portion of the Company's cost of returning to marketing itself under its own identity. The Company has been utilizing the reimbursements to offset amounts due United for prior services. As of December 31, 2001, United was still obligated for approximately $1.5 million under this agreement. The Company and United are currently negotiating to reduce the number of cities to which Great Lakes will provide code sharing service as a part of United's program to overcome the United Pilot contractual limitations to increasing the use of Regional Jet aircraft by United's Express partners.

On May 3, 2001, The Company entered into a code sharing agreement with Frontier Airlines, Inc. ("Frontier") which was implemented July 9, 2001. The Frontier agreement, provides for the use of Frontier's flight designator for Great Lakes' flights connecting with Frontier's flights in Denver. Accordingly, certain flights to and from Denver carry both the United and Frontier designator as well as the Great Lakes designator.

Markets

At December 31, 2001, the Company operated 87 departures daily from Denver, 12 departures daily from Chicago O'Hare, 7 departures daily from Minneapolis/St. Paul and two departures daily from Phoenix.

Essential Air Service Program

The Airline Deregulation Act of 1978 ("The Deregulation Act") allowed airlines great freedom to introduce, increase and generally reduce or eliminate service to existing markets. Under the Essential Air Service Program, which is administered by the Department of Transportation (DOT), certain communities that received scheduled air service prior to the passage of the Deregulation Act are guaranteed specified levels of "essential air service." The DOT may authorize federal subsidies to compensate a carrier providing essential air service in otherwise unprofitable or minimally profitable markets. If these subsidies are eliminated, the Company may discontinue service to some or all of the subsidized communities. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before it may terminate, suspend or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. EAS rates are normally set for two-year periods. Significant fluctuations of fuel and other costs can affect the profitability of EAS services during the two-year term.

The DOT may request competitive proposals from other airlines at the end of the contract period for EAS service to a particular city. Proposals, when requested, are evaluated on, among other things, level of service provided, subsidy requested, fitness of the applicant, and comments from the communities served.

In recognition of the results of the terrorist acts of September 11, and the contractual obligation to provide a fixed level of service to EAS communities by carriers receiving subsidies, the DOT authorized increases in subsidy rates to recognize the reduced passenger revenues and higher level of expenses beginning October 1, 2001. For Great Lakes, this resulted in EAS revenues of approximately $7.5 million in the fourth quarter of 2001, up from approximately $4.3 million under the old subsidy formulas. For 2002, EAS subsidies are expected to approximate $30 million, up from $16.5 million that would have occurred under the old subsidy formulas.

At December 31, 2001, the Company served 29 essential air service communities on a subsidized basis. The Company earned $19.3 million, $14.9 million and $16.2 million in essential air service subsidies for the years ended December 31, 2001, 2000, and 1999, respectively.

Aircraft

At December 31, 2001, the Company's fleet consisted of 44 Beechcraft 1900 aircraft and eight Embraer passenger aircraft.

Forty of the Beechcraft aircraft are available for use in passenger service, and four Beechcraft 1900 aircraft are being utilized exclusively for scheduled mail and freight operations. The Beechcraft 1900D aircraft are pressurized, radar equipped and offer a 300-mile per hour cruising speed for 19 passengers, plus cargo, with a range of 850 miles. The Beechcraft 1900 aircraft is widely regarded by airlines as an efficient and reliable aircraft for regional service. At December 31, 2001, the Company owned 28 and leased 12 of the passenger -configured 1900 aircraft.

Because of the reduction of air service following the events of September 11 and subject to further review based on recovering traffic levels, the Company recently decided to reduce its 1900 fleet by ten of the passenger aircraft and two of the aircraft in mail and cargo operations. As of December 31, 2001, the Company owned 28 of its Beechcraft 1900 aircraft and leased the remaining 16 under agreements with remaining terms ranging from nine to thirteen years.

At December 31, 2001, the Brasilia aircraft were not in scheduled service but were being used to a limited extent in charter service. Four of the Brasilia aircraft are owned and four of these aircraft are leased under terms ranging from 21 months to 11 years. The 30 passenger Embraer Brasilia aircraft are equipped with advanced avionics, have restrooms, are staffed with a flight attendant and offer a 330-mile per hour cruising speed with a range of 750 miles. It is the Company's intent to eliminate the four leased aircraft from its fleet and place the four owned aircraft in scheduled service in May of 2002. Elimination of the four leased Brasilia aircraft will require negotiation of settlement agreement with the lessors covering resolution of rental payments which are in arrears, future contractual rental payments and condition of the aircraft when they are returned.

Great Lakes has not made scheduled debt or lease payments during 2001. Under the debt agreements, the lender may, among other things, take possession of and sell the aircraft which are collateral for the loans and recover any deficiency between the total amount due the lender including interest, penalties and expenses, and the proceeds from the sale of the assets. Similarly, the lease agreements permit the lessors to, among other things, take back their aircraft and sell or release the aircraft and recover the difference between the total unpaid past and future payments due under the lease, interest and penalties and the sale or anticipated rental stream from releasing the aircraft.

Summary of Aircraft

The table below shows the number and type of aircraft operated by the Company on January 1, 2001 and December 31, 2001.

                                                  December 31, 2001
                      January 1,   December 31,   -----------------
                         2001          2001       Owned      Leased
                      ----------   ------------   -----      ------
Beechcraft 1900C            4             4         --          4
Beechcraft 1900D           40            40         28         12
Embraer 120                 8             8          4          4
                      -----------  ------------   -----      ------
              Total        52            52         32         20
                      ===========  ============   =====      ======

As of December 31, 2001, the average ages of the Company's owned and leased aircraft were 7.3 and 6.2 years, respectively. As of December 31, 2000, the average ages of the Company's owned and leased aircraft were 6.3 and 5.2 years, respectively.

Aircraft Debt and Leases

With the exception of debt related to three of its Brasilia aircraft, Great Lakes has made only minor payments towards its debt and lease obligations during the year 2001. As a result, the Company is not in compliance under its debt and lease agreements with Raytheon Aircraft Corporation (together with its financing affiliate, "Raytheon") and two lessors who provide two Brasilia aircraft each to the Company. One of the lessors has filed an action in a United States District Court to obtain payment of total amounts currently due of $0.9 million and all rental payments which will become due in the future.

Raytheon is the Company's primary aircraft supplier and largest creditor. Raytheon has provided financing for all of the Beech 1900 aircraft and one Brasilia. Raytheon had also provided the Company with a $5 million working capital line of credit and a $5 million short-term loan, both of which were collateralized by all Beechcraft spare parts and equipment and accounts receivable. The short-term loan was paid on January 7, 2000 from the proceeds of a line of credit entered into with Coast Business Credit and on December 1, 2000, the Company converted the remaining balance on the working capital line to a three-year term loan. On June 29, 2001, Great Lakes issued an 8% demand note in the amount of $8,768,778 in payment of substantially all of the unpaid interest, principal and lease installments that were applicable to the first six months of 2001.

Based on its current level of operations, the Company is seeking to eliminate from its fleet the four leased Brasilia, ten leased Beechcraft 1900D and two leased Beechcraft 1900C aircraft, primarily by returning the aircraft and negotiating settlements with their lessors. The Company is unable to estimate the cost of returning the 16 aircraft to the lessors. The Company also plans to restructure its debt obligations with Raytheon. No provision has been made in the 2001 financial statements for any additional costs or losses (including impairments) which may be incurred in connection with the return and settlement of these agreements.

Maintenance

The FAA mandates periodic inspection and maintenance of commercial aircraft. The Company performs most maintenance and inspection of its aircraft and engines (except engine overhaul) using its own personnel. Heavy maintenance bases are located at Cheyenne, Wyoming; Huron, South Dakota; and Grand Island, Nebraska. Line maintenance is also performed in Denver, Colorado and at Chicago, Illinois. The Company attempts to perform its maintenance at locations where its aircraft are stored overnight to reduce maintenance costs and promote a higher level of operating efficiency. Parts and supplies inventories are also maintained at these locations to promote the mechanical dispatch reliability of the fleet. The Company also maintains an inventory of spare engines and propellers for its fleet to allow for minimal downtime during major overhauls. The Company internally performs overhaul of selected aircraft components for its fleet.

In October 2001, Great Lakes became the first operator of Beechcraft 1900D aircraft with Pratt & Whitney PT-67-A engines to be authorized by the FAA to maintain its engines on an "on-condition" basis. The effect of this authorization is to allow the Company to maintain its engines based upon increased inspection procedures and computerized monitoring of engine conditions rather than performing major maintenance at predetermined hard-time intervals. The avoidance of unnecessary maintenance activity will substantially reduce the annual cost of engine maintenance.

Slot Allocation

Under slot rules currently in effect at Chicago O'Hare, scheduled flights operate between 2:15 P.M. and 9:14 P.M. only if an airline has obtained a slot or slot exemption. As of December 31, 2001, the Company was utilizing eight slots and slot exemptions allocated to it by DOT/FAA. In March 2000, Congress passed legislation that will phase out slot rules at Chicago O'Hare by July 1, 2002. At that time, the Company will be able to schedule its arrivals and departures without regulatory slot restrictions.

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

Marketing

The Company's services are marketed primarily by means of listings in computerized reservation systems and the Official Airline Guide, and through direct contact with travel agencies and corporate travel departments. The Company's promotional programs emphasize the Company's close affiliation with its code sharing partners and the right of the Company's passengers to participate in United's "Mileage Plus" frequent flyer program.

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

Almost all markets are subject to a high degree of price competition both from established carriers and low fare jet carriers. The Company believes, however, that its ability to compete in its market areas is strengthened by its code sharing relationships with United, and Frontier at Denver and United at Chicago O'Hare. In 2001 Great Lakes, United and Frontier combined carried 75.5% of the total passengers carried at Denver. The Company competes with other airlines by offering frequent flights, flexible schedules and competitive fares. In addition, the Company's competitive position benefits from the large number of participants in United's "Mileage Plus" frequent flyer program who receive mileage credits on flights operated by Great Lakes under its own identity and on connecting flights with United. These participants may also use their awards to travel on Great Lakes' flights for which Great Lakes is then compensated.

There can be no assurance that the Company will not experience increased competition from existing competitors or from new entrants on one or more of the Company's routes.

Fuel

The Company has not experienced difficulty with fuel availability and expects to continue to be able to obtain fuel in quantities sufficient to meet its future requirements. The Company contracts directly with refiners for the purchase of portions of its fuel. Standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, an increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues, would have a material impact on the Company's future operating results. During 2001 the Company's average price of fuel including taxes and into plane service fees was $1.25 per gallon as compared to $1.26 in 2000 and $0.93 in 1999. At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease expense by $115,000 annually.

Employees

At the end of the year 2001, the Company had 762 full-time and 174 part-time employees, down from 965 full-time and 323 part-time employees at the end of the year 2000, as follows:

                                                   2001        2000
                                                   ----        -----
Classification:
    Pilot                                           219          303
    Station personnel                               484          582
    Maintenance personnel                           161          290
    Administrative and clerical personnel            43           59
    Flight attendants                                 2           18
    Management                                       27           36
                                                   ----        -----
              Total employees                       936        1,288
                                                   ====        =====

The reduction of personnel occurred primarily in the fourth quarter of 2001 following reductions in operations, including the removal of the Brasilia fleet from scheduled service and use only in charter service. The Company intends to add ten additional flight attendants to support the reintroduction of four Brasilia aircraft into scheduled service in May 2002.

The Company's pilots are represented by the International Brotherhood of Teamsters. The agreement with the pilots became amendable October 30, 2000. The Company's flight attendants are also represented by the International Brotherhood of Teamsters, and the agreement with the flight attendants became amendable April 1, 2002.

The Company's mechanic's and maintenance clerks are represented by the International Association of Machinists ("IAM"). The mechanics agreement becomes amendable November 1, 2005, and the maintenance clerk's agreement became amendable March 1, 2002.

The Company believes that relations with its employees are satisfactory.

Charter and Freight Service

The Company uses its Beech and Brasilia aircraft to provide charter services to private individuals, corporations and athletic teams. The Company also carries freight, mail and small packages on most of its scheduled flights and has two Beechcraft 1900C aircraft devoted to providing service under a subcontract for carriage of mail for the US Postal Service. Revenues from its charter flights and freight and mail deliveries were 4.1 percent, 3.8 percent and 4.4 percent of the Company's total revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

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

As a result of the September 11 attack, aviation insurers have significantly increased premiums for all aviation coverage while dramatically reducing the amount of coverage available for war-risk occurrences. In response to the reduction in coverage, the Stabilization Act provided U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available in the private market. The Company has purchased this coverage and anticipates renewing it for as long as the coverage is available from the U.S. government. The airlines and insurance industry, together with the United States and other governments, are continuing to evaluate both the cost and options for providing coverage of aviation insurance. The Company anticipates that it will follow industry practices with respect to sources of insurance. The Company believes that its insurance is adequate as to amounts and risks covered. There can be no assurance, however, that the limits of the Company's insurance will be sufficient to cover any catastrophic loss.


Item 2.  PROPERTIES

The Company leases gate and ramp facilities at 48 airports where ticketing, passenger loading, and unloading are handled by Company personnel. Payments to airport authorities for ground facilities are based on a number of factors, including the amount of space used and flight volume. The Company also leases aircraft hangar space for maintenance operations at four of the locations it serves.

Effective January 1, 2000, the Company entered into a lease in Cheyenne, Wyoming, for approximately 42,000 square feet of space for administration and maintenance needs. In 2000 the Company constructed an additional leased facility in Cheyenne. The facility is approximately 54,000 square feet and is used for administrative, flight operations, and maintenance offices, maintenance and hangar space.

The Company believes that it has adequate facilities for the conduct of its current and planned operations.


Item 3.  LEGAL PROCEEDINGS

On February 27, 2002, Finova Capital Corporation ("Finova") filed suit agains the Company in the United States District Court for the District of Arizona. No. Civ. 02-0362 PHX SMM. Finova alleges that the Company breached two airplane lease agreements. Finova seeks damages, costs and attorney's fees. The Company filed an answer to this complaint. The parties are presently engaged in negotiations to resolve the dispute.

The Company is a also a defendant in a lawsuit arising from the collision of a small aircraft with one of the Company's Beechcraft 1900 aircraft in Quincy, Illinois on November 19, 1996. The collision occurred at the intersection of two runways as the Company's aircraft was landing, and resulted in the death of all ten passengers and the two crewmembers. The Company's insurance carrier is providing for the Company's defense in the lawsuit and the Company believes that all claims arising from the accident will be adequately covered by insurance.

The Company is a party to several routine pending legal proceedings, none of which management believes are material to the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's shareholders during the three-month period ended December 31, 2001.

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

          Stock Quotations               High           Low
        --------------------            -----         ------

        2001:
            First quarter               $2.50         $0.875
            Second quarter               1.75          1.01
            Third quarter                1.25          0.40
            Fourth quarter               0.75          0.25

        2000:
            First quarter                3.00          1.75
            Second quarter               2.25          1.47
            Third quarter                2.00          1.06
            Fourth quarter               2.25          0.63

As of April 1, 2002, the Company had approximately 1,800 holders of its Common Stock. The closing price of its common stock on April 11, 2002, as reported by the NASDAQ SmallCap Market was $0.778 per share. See discussion of Noncompliance with the Nasdaq Continued Listing Requirements in Cautionary Factors.

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

Item 6.  SELECTED FINANCIAL AND OPERATING DATA

The following statement of operations and balance sheet data as of and for each of the years in the five-year period ended December 31, 2001 are derived from the Company's financial statements. The financial statements for the year ended December 31, 2001, 2000, 1999, 1998 and 1997 have been audited by KPMG LLP. The financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 and the reports thereon are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with and are qualified in their entirety by the financial statements and the notes thereto included elsewhere in this Form 10-K. The financial statements and selected data do not include any adjustments that might result from the outcome of the uncertainty over the Company's ability to continue as a going concern.

                                                                           Year ended December 31,
                                                   --------------------------------------------------------------------------
                                                      2001            2000            1999             1998            1997
                                                   ----------      ----------      ----------       ---------       ---------
                                                          (In thousands, except per share and selected operating data)
Statement of Operations Data:
     Passenger and public service revenues         $  97,030         126,914         122,890         108,467          81,335
     Other revenues                                    4,410           6,676           8,480           5,565           2,455
                                                   ----------      ----------      ----------       ---------       ---------
                 Total operating revenues            101,440         133,590         131,370         114,032          83,790
                                                   ----------      ----------      ----------       ---------       ---------
     Operating expenses:
        Salaries, wages and benefits                  31,124          35,162          33,037          29,106          22,091
        Aircraft fuel                                 17,514          21,503          16,557          13,974          13,206
        Aircraft repairs                              15,122          17,491          17,478           9,426           7,041
        Commissions                                    2,512           4,248           5,796           5,560           5,553
        Depreciation and amortization                  7,063           7,103           4,779           3,499           4,192
        Aircraft rental                                8,682           9,226          13,194          16,511          10,712
        Other rentals and landing fees                 6,363           7,808           6,504           6,375           5,443
        Other operating expense                       23,689          30,113          25,316          22,922          19,968
        Non-recurring expenses                            --              --              --             146           9,234
                                                   ----------      ----------      ----------       ---------       ---------
                 Total operating expenses            112,069         132,654         122,661         107,519          97,440
                                                   ----------      ----------      ----------       ---------       ---------
                 Operating (loss) income             (10,629)            936           8,709           6,513         (13,650)
     Interest expense, net                             9,931           9,169           5,974           3,485           4,621
     Federal grant                                    (1,927)
     Loss on sale of assets                               --              --               7             191              --
                                                   ----------      ----------      ----------       ---------       ---------
                 Income (loss) before
                    income tax expense               (18,634)         (8,233)          2,728           2,837         (18,271)
     Income tax expense (benefit)                         --               6              --             115              --
                                                   ----------      ----------      ----------       ---------       ---------
                 Net income (loss)                 $ (18,634)         (8,239)          2,728           2,722         (18,271)
                                                   ==========      ==========      ==========       =========       =========
Net income (loss) per share: Basic                 $   (2.15)          (0.95)           0.32            0.34           (2.41)
                                                   ==========      ==========      ==========       =========       =========
Net income (loss) per share: Diluted               $   (2.15)          (0.95)           0.29            0.34           (2.41)
                                                   ==========      ==========      ==========       =========       =========
Average number of common shares outstanding:
     Basic                                             8,658           8,646           8,634           7,925           7,589
                                                   ==========      ==========      ==========       =========       =========
Average number of common shares outstanding:
     Diluted                                           8,658           8,646           9,336           8,703           7,589
                                                   ==========      ==========      ==========       =========       =========

Balance Sheet Data:
Working capital (deficit)                          $(121,820)        (10,366)         (3,112)         (3,025)         (5,595)
Total assets                                         132,111         143,179         148,876          72,281          63,758
Long-term debt, net of current maturities              4,727          96,054          98,701          28,471          28,471
Stockholders' equity (deficit)                       (18,496)            130           8,619           5,850           1,127
Selected Operating Data:
Available seat miles (000s) (1)                      428,707         525,872         526,095         489,213         438,272
Revenue passenger miles (000s) (2)                   200,536         265,589         265,733         250,098         202,689
Revenue passengers carried                           811,217       1,117,576       1,057,798         873,186         676,015
Departures flown                                     102,379         126,770         133,423         122,278         102,722
Passenger load factor (3)                               46.8%           50.5%           50.5%           51.1%           46.2%
Break-even passenger load factor (4)                    58.0%           52.9%           49.1%           49.3%           59.5%
Average yield per revenue passenger mile (5)            38.8(cent)      42.2(cent)      40.1(cent)      37.4(cent)      37.1(cent)
Operating cost per available seat mile (6)              26.1(cent)      25.2(cent)      23.3(cent)      22.0(cent)      22.2(cent)
Average passenger fare (7)                         $   95.87          100.25          100.83          107.26          111.25
Average passenger trip length (miles) (8)                247             238             251             286             300
Aircraft in service (end of period)                       52              52              52              53              47
Destinations served (end of period)                       48              57              67              71              51

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


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The discussion and analysis throughout this filing contains certain forward-looking terminology such as "believes," "anticipates," "will," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein and in other reports filed by the Company with the Securities and Exchange Commission. See Liquidity and Capital Resources for discussion of the Company's financial condition.

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981. Beginning in April 1992, the Company operated as a United Express carrier under a cooperative marketing agreement with United, which terminated on April 30, 2001. The Company now operates under its own name and as a code sharing partners with United and Frontier. As of March 1, 2002 the Company provided passenger service to 48 airports in fifteen states with 7,578 scheduled departures each week.

                                                   Results of Operations

                                                                For the years ended December 31
                                  -----------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
                                                2001                            2000                       1999
                                  ---------------------------------- -------------------------------  ---------------
                                               Cents      % Increase            Cents     % Increase            Cents
                                                Per       (decrease)             Per      (decrease)             Per
                                    Amount      ASM        from 2000  Amount     ASM      from 1999    Amount    ASM
                                   --------    -----      ---------- --------   -----    -----------  -------   -----
Operating revenues
Passenger                          $ 77,753                (30.6)%   112,037                 5.0%     106,661
Public service                       19,276                 29.6      14,877                (8.3)      16,229
Other                                 4,410                (33.9)      6,676               (21.3)       8,480
                                   ---------               ------    --------              ------     --------
        Total operating revenues    101,439                (24.1)    133,590                 1.7      131,370
                                   ---------               ------    --------              ------     --------
Salaries, wages and benefits         31,124     7.3(cent)  (11.5)     35,162     6.7(cent)   6.4       33,037     6.3(cent)
Aircraft fuel                        17,514     4.1        (18.6)     21,503     4.1        29.9       16,557     3.1
Aircraft maintenance materials
     and component repairs           15,122     3.6        (13.5)     17,491     3.3         0.1       17,478     3.3
Commissions                           2,512     0.6        (40.9)      4,248     0.8       (26.7)       5,796     1.1
Depreciation and amortization         7,063     1.6         (0.6)      7,103     1.4        48.6        4,779     0.9
Aircraft rental                       8,682     2.0         (5.9)      9,226     1.8       (30.1)      13,194     2.5
Other rentals and landing fees        6,363     1.5        (18.5)      7,808     1.5        20.0        6,504     1.2
Other operating expense              23,689     5.5        (21.3)     30,113     5.7        18.9       25,316     4.8
                                   ---------   -----       ------    --------   ------     ------     --------   -----
        Total operating expenses    112,069    26.1(cent)  (15.5)%   132,654    25.2(cent)  (8.1)%    122,661    23.3(cent)
                                   ---------   -----       ------    --------   ------     ------     --------   -----
        Operating income (loss)    $(10,630)     --           --         936      --          --        8,709      --
                                   =========   =====       ======    ========   ======     ======     ========   ======
Interest                              9,931     2.4(cent)    8.3%      9,169     1.7(cent)  53.5%       5,974     1.1(cent)
                                   =========   =====       ======    ========   =====      ======     ========   ======

                                               Increase (decrease)              Increase (decrease)
                                  2001              from 2000         2000            from 1999         1999
                                  -------      ------------------  -------      -------------------   -------
Available Seat Miles (000s)       428,707           (18.5)%        525,872              --            526,095
Revenue Passenger Miles (000s)    200,536           (24.5)%        265,589            (0.1)%          265,733
Passenger Load Factor                46.8%           (7.3)%           50.5%             --               50.5%
Average Yield per Revenue
  Passenger Mile                     38.8(cent)       8.1%            42.2(cent)       5.2%              40.1(cent)
Cost  per ASM                        26.1(cent)       3.6%            25.2(cent)       8.2%              23.3(cent)

Comparison of 2001 to 2000

Passenger Revenues: Passenger revenues and revenue passenger miles decreased 30.6% and 24.5% respectively, from 2000. As the Company continued to shift its operational focus to the Denver hub, service was discontinued at a total of ten cities serving Chicago O'Hare Airport by the end of the second quarter of 2001. Service was also discontinued at Meigs Lakefront Airport in Chicago during the month of August 2001. These closings resulted in a 47% reduction in total departures for the Chicago market. The closing of service to and from these cities contributed to a reduction in yield as the traffic mix was primarily business oriented. The suspension of air service following the terrorist acts of September 11th, and a subsequent 39% decrease in passengers flown during the fourth quarter of 2001 as compared to the first and second quarters further contributed to the decline in revenue for 2001.

Public Service Revenues: Public service revenues collected through the Essential Air Service program increased 29.6% in 2001 compared to 2000. While EAS service was discontinued at Mattoon, Illinois; Ottumwa, Iowa; and Yankton, South Dakota; service was added at Page, Arizona and Moab and Vernal, Utah. The Company further negotiated and became eligible to collect subsidy for service to Pierre, South Dakota.

As a result of the September 11th terrorist acts, the Department of Transportation, in Order number 2002-2-13, entitled "Order Authorizing Emergency Essential Air Service Payments," made provisions for an immediate increase in all subsidized rates effective retroactively to October 1, 2001. This order also began the process of renegotiating all of the Company's subsidy contracts as of October 1, 2001, to recognize the effects of the September 11th attacks on airline operations - specifically higher insurance costs and lower passenger revenues. These renegotiated rates will then supersede the interim rates through the normal end of the contract period. Negotiations had also been completed for 10 of the 29 EAS cities the Company currently serves.

Other Revenues: Other revenues declined 33.9% in 2001. Freight revenue decreased as a result of reduced capacity and increased security requirements governing the acceptance of air freight following the September 11th terrorist acts. Charter revenues were down as a result of the cancellation of various university charters following the highly publicized fatal accident in January, 2001, involving another charter operator and the Oklahoma State University basketball team These revenue losses were partially offset by an increase in December, 2001, of the per pound rate paid by the U.S. Postal Service for mail carried on the Company's air mail routes.

Operating Expenses: Total operating expenses decreased 15.5%, or $20.6 million in 2001 compared to 2000. Cost per ASM increased 3.5% over 2000 to 26.1 cents per ASM. The suspension of service following the September 11th terrorist acts and the ensuing reduced schedule had a significant impact upon direct operating costs.

Salaries, wages, and benefits decreased $4.0 million from 2000 as a result of employee furloughs, pay reductions, and pay freezes following the September 11th terrorist acts.

Aircraft fuel expense was down 18.6% in 2001 on flat average fuel costs of $1.25 per gallon. Overall consumption was down 18.2% in 2001 as a result of reduced flying.

Aircraft maintenance, materials, and repairs showed a 13.5% decrease in 2001 from an overall reduction in flights year over year and the reduction of utilization of the Company's aircraft.

Commissions were down 40.9% in 2001 because of a corresponding decrease in passenger revenue, further reductions in the number of tickets purchased through travel agencies, and continuing decreases in commission rates.

Depreciation and amortization and aircraft rental expenses were largely flat due to the Company's aircraft fleet composition remaining unchanged from 2000.

Other rentals and landing fees decreased 18.5% in 2001 with no net change in cost per ASM. Other rentals including terminal facilities expense at various airports decreased as a result of the discontinuation of service in 15 markets. Landing fees were reduced in conjunction with a corresponding decrease in total landings.

Other operating expenses decreased 21.3% from 2000 representing a 0.2 cent per ASM reduction in cost. The reduction was largely the result of the termination of the United Airlines / United Express marketing agreement and its associated franchise and marketing fees. Ongoing cost cutting efforts further contributed to the reduction in expenses.

The Company recognized a grant of $1.9 million from the Air Transportation Safety and System Stabilization Act, passed by Congress and signed into law by the President on September 22, 2001.

Income Tax Expense (benefit): The realization of any benefits remains substantially in doubt as the Company continues in its loss carry forward position.

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

Public Service Revenues: Reduced public service revenues resulted from discontinuance of subsidized service to Fairmont, Minnesota, Goodland and Greatbend, Kansas, and Lamar, Colorado.

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

Salaries, wages, and benefits expense increased $35.1 million to 6.7 cents per ASM during 2000, from 6.3 cents per ASM during 1999, primarily as a result of higher labor rates under the union agreements with the Company's mechanics and flight crews.

Aircraft fuel expense increased $4.9 million in 2000, due to an increase in the averageprice per gallon to $1.26 per gallon in 2000 from $.93 per gallon in 1999, or an increase of 35.5% per gallon.

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

Liquidity and Capital Resources

The Company suffered substantial losses during the fourth quarter of 2001 and the year 2002. These losses produced a significant reduction in liquidity, and the Company made only minor payments on the majority of its debt and lease obligations during 2002. As a result, the Company is not in compliance on debt obligations totaling $104,906,000 and in arrears on lease payment obligations of $5,622,000. Although no formal action has been taken, the debt agreements allow the lender to take action to collect the total amount of the debt. Therefore, the amount of the debt which by its terms would otherwise be due after one year is shown as long-term obligations classified as current. No provision has been made in the 2001 financial statements for any additional costs or losses (including impairments) which may be incurred in connection with the return and settlement of these agreements.

The Company's ability to continue as a going concern depends upon its ability to rapidly increase profitability and cash flow and/or obtain new sources of financing to pay its obligations as they come due, upon maintaining adequate liquidity, and achieving sustained profitability. The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company's auditors have included in their report dated April 10, 2002 on the financial statements an explanatory paragraph to the effect that substantial doubt exists regarding the Company's ability to continue as a going concern due to the Company's recurring losses from operations and limited sources of additional liquidity. See the financial statements.

The terrorist attacks of September 11 brought about an immediate reduction of passenger traffic as well as additional costs. The Company adjusted its level of operations to better match the available traffic along with retiming its schedules to align them with United's reduced capacity at Denver and Chicago.

Due to the recent losses arising before and after September 11, the Company has exhausted its available sources of working capital and has no financing agreements in place under which it can secure additional funds. As more fully described below, the Company is in arrears in its payments to substantially all the institutions providing financing for the Company's aircraft. One institution which provided lease financing for two of the Company's aircraft has filed a complaint seeking recovery of all scheduled payments under the leases. The Company plans to continue to seek additional sources of working capital, negotiate settlements with certain creditors and lessors and utilize funds from the more compensatory level of EAS payments to make payments to creditors as cash flows allow. If it is unable to generate adequate funding through a combination of additional financing, settlements with creditors and improving financial performance, the Company may be required to make further reduction in operating levels and develop other mechanisms to provide sufficient operating funds.

The Company has no agreements currently under which it could secure additional funds. However, the Company has accelerated its cash flow by selling increasing numbers of tickets on its own ticket stock and accelerating its collections from other sources which in turn has reduced collateral available to support further loans. Offsetting this acceleration is a requirement by credit card processors to retain substantial amounts of the cash due Great Lakes in order to offset any losses which might occur if Great Lakes were to fail to continue to provide passenger air service. All of the aircraft and spare parts are pledged to secure obligations. Accordingly, the Company does not have sufficient unencumbered assets to obtain either a standard or government guaranteed loan. The Company plans to seek additional outside debt and equity financing to the extent that operations improve and it can demonstrate its creditworthiness on a cash flow rather than collateral basis.

In order to improve its financial performance, the Company has reduced the number of flights to attempt to match the lower level of traffic demand, instituted an aggressive cost control program and focused the Company's schedules on EAS routes where subsidies may offset reduced passenger service.

Essential Air Service: The DOT also recognized the change in economics as a result of September 11 for carriers providing service to Essential Air Service cities and ordered the renegotiation of all subsidy contracts retroactive to October 1, 2001. DOT Order 2002-2-13 provides for the adjustment of subsidy payments to recognize lower levels of passenger revenues and compensate carriers for higher levels of costs such as insurance and security.

Contracts with the DOT for providing Essential Air Service, while nominally permitting a 5% margin on costs, have usually been negotiated against an overall program funding limitation by Congress which resulted in carriers accepting a subsidy rate that historically was not fully compensatory. With the enactment of the Air Transportation Safety and System Stabilization Act and associated increased funding, Congress appropriated a total of $113 million in order to compensate EAS carriers for their total increased costs, including those resulting from September 11. This compares to an EAS subsidy level of $50 million for the federal fiscal year which ended September 30, 2001. Subsidy amounts at higher levels as well as retroactive increases began to be paid during March 2002. On an overall basis, the Company was receiving EAS subsidies at an annual rate of approximately $16.5 million before September 11 and will receive over $7 million for the fourth quarter of 2001. The Company currently anticipates receiving approximately $30 million of EAS subsidies in 2002 to compensate it for service it provides to small cities. This is an annual increase of approximately $14 million or 88% increase for the currently flown EAS route structure.

Debt and Leases: On January 7, 2000, the Company entered into an agreement with Coast Business Credit to provide the Company with a $20 million revolving credit facility, collateralized by accounts receivable. The maximum borrowings available to the Company is based upon the amount of receivables available to collateralize the amount being borrowed. At closing, $5 million of proceeds were used to reduce short-term notes due to Raytheon.

The agreement with Coast Business Credit ("Coast") contains a covenant which requires the Company to maintain a specific balance of tangible net worth. At December 31, 2001 and 2000, the Company was not in compliance with that covenant. Under the Coast agreement, such noncompliance permits Coast, at its option, to require immediate prepayment of all amounts owed by Great Lakes to Coast ($4.6 million at December 31, 2001). As a result of the non-compliance, on May 15, 2001, Coast reduced the maximum amount which could be outstanding under the agreement to $18 million through August 31, 2001, $14 million through October 31, 2001 and $10 million to the revised maturity date of December 31, 2001. Concurrently, the interest rate on the loan was increased to 3.5% over the prime rate at the Bank of America. In December 2001, the maturity date was further extended to March 31, 2002 and the maximum amount of the loan was reduced to $6.5 million. On March 28, 2002 Coast again further extended the maturity date to April 30, 2002 and the maximum amount which could be outstanding under the loan was reduced to $3.8 million. The Company expects to liquidate the Coast loan from the receipt of the higher subsidy levels described above.

Raytheon is the Company's primary aircraft supplier and largest creditor. The Company has financed all of its Beechcraft 1900 aircraft and one of its Brasilia aircraft under related lease and debt agreements with Raytheon. Raytheon had also provided a $5 million working capital line of credit (payable on demand and expiring on June 30, 1999) and a $5 million short-term loan, due on June 30, 1999, and collateralized by Beechcraft spare parts and equipment and accounts receivable. The Company paid Raytheon $5 million on January 7, 2000 to extinguish the $5 million Raytheon note upon closing of the agreement with Coast Business Credit (Coast). Additionally, the Company converted the remainder of the Raytheon working capital line of credit to a three-year term note on December 1, 2000.

In 2001, the Company made only minor cash payments to Raytheon covering debt, interest and lease payments. In June 2001, the Company issued a demand note in the amount of $8,786,778 in payment of substantially all of the principal, interest and lease rentals due on all Raytheon financed aircraft for the first six months of 2001. At December 31, 2001, the Company was not in compliance with the payment terms of any of the Raytheon debt, including the aircraft notes, the June note referred to above and two other notes totaling $ 6.5 million as well as the lease rental agreements. As a result, in accordance with generally accepted accounting principles, all of the long-term debt has been classified as a current liability because of Raytheon's ability under the agreements to require payment in full of the outstanding obligations in a short period of time. In the case of the aircraft notes, if Raytheon were to demand repayment, the liability is to be offset by amounts realized for subsequent disposition of the aircraft.

The Company currently has seven Beechcraft 1900D aircraft and eight Embraer Brasilia EMB-120 aircraft which it is currently not using in its operations. The Company hopes to again utilize its four owned Brasilias in scheduled operations by replacing three Beech 1900D aircraft in May 2002, return the four leased Brasilias and negotiate settlements with their owners. Because of the uncertainties associated with future traffic demand, the Company plans to retain the surplus Beech 1900D aircraft until future traffic levels become more determinable and make a decision at that time as to the number, if any, of Beech 1900D which should be removed from the fleet.

The Company has proposed to Raytheon that a substantial portion of its debt be converted into equity. The ability of Great Lakes to satisfy the Raytheon obligations is contingent upon achieving a combination of an agreement to restructure currently outstanding obligations including converting a portion of the debt to equity, acquiring outside financing, and attaining profitable operations and positive cash flow.

The Company is also not in compliance with four leases it has with two lessors under which it operates four Embraer Brasisia aircraft. Subsequent to December 31, 2001, one vendor which leases two older aircraft has entered into a memorandum of understanding with the Company whereby one of the aircraft has been returned and will be leased to another carrier. For this aircraft the Company has agreed to pay over a three or four year period $638,000 representing rental arrearages and the difference between the Company' rental rate and the new leasee's rental rate. There is a possibility that the Company may be able to dispose of the second aircraft on similar terms.

The other Embraer leases cover two newer aircraft. The Company is in on-going negotiations with the lessor to return these aircraft. The Company's obligation under these leases is to pay past due rentals plus the stipulated loss value of each aircraft offset by the fair market value of the aircraft. Unpaid rentals on these aircraft totals $1.7 million and the stipulated loss value on each aircraft is approximately $6.9 million. There has not been an appraisal to determine the market value of these aircraft. No provision has been made in the 2001 financial statements for any additional costs or losses (including impairments) which may be incurred in connection with the return and settlement of these agreements.

Relationship with United: Great Lakes may be impacted in the future by scope clauses contained in United's contract agreement with its pilots. As is the case with many of the major carriers, United has agreed with its pilots to specific limits on the number of turboprop and regional jet aircraft which may be operated by its affiliates, either as a United Express or a code-sharing partner, in relation to the number of jet aircraft which are flown by United Pilots. There has been a substantial increase in the demand for use of regional jets because of the improved matching of aircraft size to market demand, cost savings from the lower cost structure of regional airlines and improved customer acceptance over turboprop equipment. However, since there has not been sufficient growth in the number of jet aircraft in United's fleet, United is required to deny use of these aircraft by their affiliates on United designated flights even though some of these aircraft may already be on order.

The contract restrictions are resulting in the major carriers renegotiating their agreements with their express and code-sharing partners to reduce the number of turboprop aircraft in their fleet and, in turn, increase the number of regional jets which may be used. One of the results of this may be loss of air service to a number of smaller cities which cannot support the greater number of passengers per flight required to achieve profitability in the regional jets.

Negotiations are underway between Great Lakes and United to reduce the number of turboprop aircraft and markets operated by Great Lakes as a code-sharing partner to enable United's other partners to operate increased numbers of regional jets. At the present time, the Company believes that the removal of the United code in markets as currently contemplated will not have a significant impact on small city service provided by Great Lakes.

Contractual Obligations

The following table summarizes our major contractual obligations as of December 31, 2001:

                                                                After
                      2002        2003, 2004    2005, 2006      2006         Total
                   -----------   -----------   -----------   -----------   -----------
Long-term debt     $15,111,114    16,689,821    15,143,083    55,241,516   102,185,534
Other debt          13,396,586            --            --            --    13,396,586
Operating leases     8,469,888    15,729,276    15,002,976    37,527,110    76,729,250
                   -----------   -----------   -----------   -----------   -----------
                   $36,977,588    32,419,097    30,146,059    92,768,626   192,311,370
                   ===========   ===========   ===========   ===========   ===========

See notes 3 and 4 to the financial statements.

Liquidity

The Company's cash and cash equivalents balance at December 31, 2001 was $1.5 million, a $0.5 million decrease from the December 31, 2000 balance. The Company had negative working capital of $120 million as of December 31, 2001.

While the net loss increased substantially in 2001 as compared to 2000, cash of $9.6 million was provided primarily by operating activities as a result of increases in accounts payable which includes the non payment of interest and lease rentals of $16.9 million.

Cash used by financing activities was $3 million in 2001 compared to cash provided of $9.3 million in the same period of 2000. In 2001, $8.6 million of the line of credit was repaid primarily through funds made available as a result of the issuance of a demand note in the amount of $8,786,778 in payment of substantially all of the principal, interest and lease rentals due on all Raytheon financed aircraft for the first six months of 2001.

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities in the financial statements and the accompanying notes. The U.S. Securities and Exchange Commission ("SEC") has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified its critical accounting policies as including those addressed below. The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions. See
Note 2 "Summary of Significant Accounting Policies and Procedures" in the Notes to the Financial Statements for additional discussion of these items. Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments and assumptions will occur as a result of future events, and accordingly actual results could differ from amounts estimated.

Essential Air Service Subsidy Rates. EAS revenues are recorded based on completed contracts for providing service to individual cities and estimated revenues based upon contract negotiations which could change once the agreements are finalized.

Estimated lives used to record depreciation on aircraft and obsolescence reserves for aircraft parts inventories. The economic lives used to record depreciation may be affected by passenger traffic and fare levels, technology, policies regarding EAS subsidies promulgated by the Department of Transportation and changes in strategy by the Company. The foregoing may impact depreciation rates, impairment, or both.

Costs to permanently remove leased aircraft from service. The return of excess leased aircraft to their lessors will require recognition and settlement of past due rent, future rental and penalties. The Company is unable to estimate the amount of such costs which it will incur until agreements with the lessor are finalized.

Impact of Recently Issued Accounting Pronouncements

During 2001, the Financial Accounting Standards Board issued four new pronouncements: New Accounting Pronouncements In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" which requires the use of the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) which requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on the asset's fair value. The Company is required to adopt the provisions of SFAS 142 effective January 1, 2002. Goodwill and certain identifiable intangible assets will not be amortized under SFAS 142, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. This accounting pronouncement presently has no impact on the Company as it does not have any intangible assets on its balance sheet.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. We do not expect the impact of adopting SFAS 143 to be significant.

In October 2001, the FASB issued Statement of Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addressed financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of A Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company does not expect the impact of adopting SFAS No. 144 to be significant.

Frequent Flyer Program

The Company's passengers carried as a part of a code-sharing flight with United or by Great Lakes, may earn miles in United's "Mileage Plus" frequent flyer program. The Company and United are currently negotiating rates for paying United for Frequent flyer miles awarded to Great Lakes' passengers and a rate to be charged to United for Mileage Plus passengers flying on Great Lakes flights. The Company believes that the agreement, when finalized, will produce a positive cash flow to Great Lakes.

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

Dependence on Relationship with United

Approximately 72% of Great Lakes passenger traffic connected with United flights during December of 2001 and January of 2002. As a result of the relationship with United, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business is also adversely affected. Such event could include employee strikes or job actions, significant curtailment of services, and terrorists events. However, to the extent that the Company is successful in developing its own identity on its operating system and is successful in developing its code sharing relationship with Frontier, it will reduce its dependence on United and mitigate the effects of such adverse events if they relate to United only.

Great Lakes may also be impacted in its code sharing relationship with United by provisions in United's agreement with its pilots which links growth in the number of aircraft flown by United's Express and code sharing regional carrier partners to growth in the number of aircraft flown by United pilots. Many of United's regional carrier partners are flying Regional Jet aircraft which, including the lower rates of pay of the regional carriers, are substantially more efficient in less dense markets than are the aircraft flown by United' pilots. To protect against major shifts of flying to the regional carriers, United's pilots, like pilots at many other airlines, have negotiated growth limitations on the amount of flying which may be done by the regional carriers. In order to be able to increase the use of Regional Jet aircraft by its regional carrier partners, United is reducing the number of turboprop aircraft, such as those operated by Great Lakes, being flown under a United designation. As a part of this effort, United is negotiating with the Company to reduce the number of Great Lakes routes, and in turn, aircraft in United's code sharing program. This will have the effect of reducing the traffic feed provided by Great Lakes to United, but United will gain the benefit of lower cost operation on other routes. The outcome of these negotiations as well as the impact upon the revenues of Great Lakes are not known. While the Company could continue to operate these route as Great Lakes Airlines, revenues may be adversely affected which would result in losses from providing service to these cities and the need for larger Essential Air Service subsidy payments or complete termination of service in these small city markets.

Finova Suit

On February 27, 2002, FINOVA Capital Corporation ("FINOVA") filed suit against the Company in the United States District Court for the District of Arizona. No. Civ. 02-0362 PHX SMM. FINOVA alleges that the Company breached two airplane lease agreements. FINOVA seeks damages, costs and attorneys' fees. The Company has returned one of the aircraft for releasing by Finova to another carrier and expects to return the other aircraft for releasing to the same customer. If Finova's customer does not accept one or both of these aircraft Finova and Great Lakes will continue to contest the suit.

Dependence on Essential Air Service Revenues

In 2001, 18.6% of the Company's revenues were received as EAS Subsidies, and is expected to increase to 32.9% in 2002. Changes in Department of Transportation policies with regard to payment of subsidies and reduction or loss of subsidies as a result of competitive bidding may have a substantial impact on the Company.

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

Settlement With Major Creditors

The Company is not in compliance with agreements with its major creditor and lessor, Raytheon Aircraft Corporation as well as two other lessors, Boeing Capital Corporation and Finova Credit Corporation. The Company is negotiating with Raytheon to restructure the debt, including the conversion of a portion of the debt into equity and to accept the return of certain leased Beechcraft 1900D aircraft prior to the expiration of the lease terms. It is also negotiating with Boeing and Finova to accept return of a total of four leased Embraer Brasilia EMB-120 aircraft prior to the expiration of those lease agreements. The Company cannot determine whether or not it will be successful in these negotiations, and if successful, what the extra cost to the Company will be to terminate or restructure the agreements.

Control by Principal Stockholder

Mr. Douglas G. Voss beneficially owns or controls approximately 65% of the outstanding shares of the Company's common stock. On October 22, 1996, Mr. Voss transferred approximately one-half of the shares of the Company's common stock owned by him to his ex-spouse, Ms. Gayle R. Brandt, pursuant to the Marital Dissolution Stipulation and Property Settlement. Ms. Brandt has granted Mr. Voss an Irrevocable Proxy to vote such securities until June 28, 2010. Accordingly, Mr. Voss will continue to be in a position to control the management and affairs of the Company.

Noncompliance with the Nasdaq Continued Listing Requirements.

The Company's Common Stock is currently listed on The Nasdaq SmallCap Market. The Company received a notice from Nasdaq regarding our non-compliance with the $1.00 minimum bid price requirement stated in Marketplace Rule 4310(c)(4). The Company has until August 13, 2002 to regain compliance with the minimum bid price requirement, which would require its Common Stock to achieve a bid price of $1.00 or more for a minimum of ten consecutive trading days. If The Company fails to meet this requirement, or fails to maintain compliance with any other listing requirement, its Common Stock will become subject to delisting from The Nasdaq SmallCap Market.

If the Company's Common Stock does not continue to be listed on The Nasdaq SmallCap Market, such Common Stock would become subject to certain rules of the SEC relating to "penny stocks." Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser's prior written consent for a purchase transaction, thus restricting the ability to purchase or sell the securities in the open market. In addition, trading, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or on the OTC Bulletin Board, which was established for securities that do not meet Nasdaq listing requirements. Consequently, selling our Common Stock would be more difficult because smaller quantities of Common Stock could be bought and sold, transactions could be delayed, and security analyst and news media coverage of the Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for the Company's Common Stock. The Company cannot assure you that its securities will continue to be listed on The Nasdaq SmallCap Market.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Statements

The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. The Company is susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. At December 31, 2001, the Company does not have any derivative financial instruments.

Aircraft Fuel

Airline operators are dependent upon fuel to operate and therefore, are impacted by changes in aircraft fuel prices. Great Lakes' earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 15.6% of Great Lakes' operating expenses in 2001. A one-cent change in the average cost of aircraft fuel would impact the Company's aircraft fuel expense by approximately $115,000 annually, based upon fuel consumption in 2001.

Interest Rates

The Company's operations are very capital intensive, as the vast majority of assets are flight equipment, which are long lived. Great Lakes' exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company does have exposure to changes in cash flows resulting from changes in interest rates as a significant portion of its long-term debt has variable interest rates. Additionally, the Company is exposed to changes in fair values of its debt obligations which carry fixed rates of interest. As disclosed in Note 4 to the Consolidated Financial Statements, the Company has total long-term debt outstanding of $102 million at December 31, 2001.

At December 31, 2001 The Interest Expense on long term obligations due in the five subsequent years and thereafter are as follows:

                Fixed Rate     Average Fixed    Variable Rate   Average Variable
 Maturity         Amount           Rate             Amount             Rate
----------      ----------     -------------    -------------   ----------------
2001            $1,266,985         8.96%         $ 8,147,583         7.87%
2002             1,379,695         8.96            6,909,433         7.94
2003             1,461,161         8.96            7,352,631         7.94
2004               627,670         8.96            5,422,600         8.36
2005               678,825         9.08            5,853,250         8.36
Thereafter       1,345,041         9.08           65,465,173         8.36

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of December 31, 2001 and 2000 together with Independent Auditor's Report are included in this Form 10-K on the pages indicated below.


                                                                            Page

Independent Auditors' Report.................................................26

Balance Sheets as of December 31, 2001 and 2000..............................27

Statements of Operations for the Years Ended December 31, 2001,
   2000 and 1999.............................................................28

Statements of Stockholders' Equity (Deficit) for the Years Ended
   December 31, 2001, 2000, and 1999.........................................29

Statements of Cash Flows for the Years Ended December 31,
   2001, 2000, and 1999......................................................30

Notes to Financial Statements................................................31

Supplemental Schedule to Financial Statements

Schedule II - Valuation and Qualifying Accounts..............................45

                          Independent Auditors' Report


The Board of Directors
Great Lakes Aviation, Ltd.:


     We have audited the accompanying balance sheets of Great Lakes Aviation, Ltd. (an Iowa Corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the financial statements we have also audited the financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered significant losses in the year ended December 31, 2001, and has liabilities in excess of current assets at December 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    KPMG LLP

                                    /s/ KPMG LLP

Denver, Colorado
April 10, 2002

                           GREAT LAKES AVIATION, LTD.

                                 Balance sheets

                           December 31, 2001 and 2000

                                Assets                                    2001             2000
                                                                      -------------    -------------
Current assets:
     Cash                                                             $   1,514,565        1,995,706
     Accounts receivable (note 5)                                         9,836,925       12,541,345
     Inventories, net (notes 2 and 5)                                     8,100,037        6,528,026
     Prepaid expenses and other current assets                            1,363,904          923,985
                                                                      -------------    -------------
                 Total current assets                                    20,815,431       21,989,062
                                                                      -------------    -------------
Property and equipment:
     Flight equipment (notes 3 and 4)                                   132,343,381      136,345,842
     Other property and equipment                                         7,064,091        6,342,481
     Less accumulated depreciation and amortization                     (30,198,893)     (23,551,375)
                                                                      -------------    -------------
                 Total property and equipment                           109,208,579      119,136,948
Other assets                                                              2,086,577        2,053,288
                                                                      -------------    -------------
                                                                      $ 132,110,588      143,179,298
                                                                      =============    =============

                Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Note payable and current maturities of long-term debt (note 4)   $  28,507,699       22,575,915
     Long-term debt classified as current (note 4)                       82,347,252               --
     Accounts payable                                                    16,646,584       14,175,927
     Accrued liabilities and unearned revenue                             7,108,643        3,561,177
     Deferred lease payments                                              6,234,612          897,247
                                                                      -------------    -------------
                 Total current liabilities                              140,844,790       41,210,266
                                                                      -------------    -------------
Long-term debt, net of current maturities (note 4)                        4,727,169       96,053,979
Deferred credits                                                          3,130,263        3,564,566
Deferred lease payments                                                   1,903,929        2,220,729
Stockholders' equity (deficit) (note 4):
     Common stock, $0.01 par value; 50,000,000 shares authorized,
        8,657,651 and 8,657,651 shares issued and outstanding at
        December 31, 2001 and 2000                                           86,802           86,577
     Paid-in capital                                                     31,367,185       31,358,847
     Accumulated deficit                                                (49,949,550)     (31,315,666)
                                                                      -------------    -------------
                 Total stockholders equity (deficit)                    (18,495,563)         129,758
                                                                      -------------    -------------
Commitments and contingencies (notes 3, 4, and 9)
                                                                      $ 132,110,588      143,179,298
                                                                      =============    =============

See accompanying notes to financial statements

                           GREAT LAKES AVIATION, LTD.

                            Statements of Operations

                  Years ended December 31, 2001, 2000, and 1999

                                                         2001              2000            1999
                                                     -------------    -------------    -------------
Operating revenues:
     Passenger                                       $  77,753,247      112,036,604      106,661,151
     Public service                                     19,276,397       14,876,983       16,228,491
     Freight, charter, and other                         4,410,133        6,676,160        8,480,361
                                                     -------------    -------------    -------------
                 Total operating revenues              101,439,777      133,589,747      131,370,003
                                                     -------------    -------------    -------------
Operating expenses:
     Salaries, wages, and benefits                      31,123,960       35,162,270       33,037,214
     Aircraft fuel                                      17,513,730       21,503,364       16,557,193
     Aircraft maintenance materials and repairs         15,122,171       17,491,132       17,477,722
     Commissions                                         2,512,020        4,247,974        5,796,046
     Depreciation and amortization                       7,063,272        7,103,304        4,778,770
     Aircraft rental (note 4)                            8,682,381        9,225,622       13,194,042
     Other rentals and landing fees                      6,362,654        7,808,230        6,503,750
     Other operating expense                            23,689,139       30,112,321       25,316,303
     Non-recurring expenses (note 3)                          --               --               --
                                                     -------------    -------------    -------------
                 Total operating expenses              112,069,327      132,654,217      122,661,040
                                                     -------------    -------------    -------------
                 Operating income                      (10,629,550)         935,530        8,708,963
Other expense:
     Interest expense, net                               9,931,213        9,168,247        5,974,213
     Federal grant                                      (1,926,879)            --               --
     Loss on sale of assts and other property                 --               --              6,771
                                                     -------------    -------------    -------------
                 (Loss) income before income taxes     (18,633,884)      (8,232,717)       2,727,979
Income tax expense                                            --              6,116             --
                                                     -------------    -------------    -------------
                 Net (loss) income                   $ (18,633,884)      (8,238,833)       2,727,979
                                                     =============    =============    =============
Net (loss) income per share:
     Basic                                           $       (2.15)           (0.95)            0.32
     Diluted                                                 (2.15)           (0.95)            0.29

Average shares outstanding:
     Basic                                               8,658,330        8,645,774        8,634,204
     Diluted                                             8,658,330        8,645,774        9,335,991

See accompanying note to financial statements.

                           GREAT LAKES AVIATION, LTD.

                  Statements of Stockholders' Equity (Deficit)

                  Years ended December 31, 2001, 2000, and 1999

                                        Common stock
                               -------------------------     Paid-in      Accumulated
                                  Shares        Amount       capital        deficit         Total
                               -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1998     8,590,843   $    85,908    31,568,800    (25,804,812)     5,849,896
Issuance of common stock            46,597           466        41,041           --           41,507
Net income                            --            --            --        2,727,979      2,727,979
                               -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1999     8,637,440        86,374    31,609,841    (23,076,833)     8,619,382
Issuance of common stock            20,211           203        30,756           --           30,959
Redemption of warrants                --            --        (281,750)          --         (281,750)
Net loss                              --            --            --       (8,238,833)    (8,238,833)
                               -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2000     8,657,651        86,577    31,358,847    (31,315,666)       129,758
Issuance of common stock            22,535           225         8,338           --            8,563
Redemption of warrants                --            --            --             --             --
Net loss                              --            --            --      (18,633,884)   (18,633,884)
                               -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2001     8,680,186   $    86,802    31,367,185    (49,949,550)   (18,495,563)
                               ===========   ===========   ===========    ===========    ===========


See accompanying notes to financial statements.

                          GREAT LAKES AVIATION, LTD.

                           Statements of Cash Flows

                 Years ended December 31, 2001, 2000, and 1999

                                                                                     2001           2000            1999
                                                                                 -------------   -----------    -----------
Operating activities:
     Net (loss) income                                                           $(18,633,884)   (8,238,833)     2,727,979
     Adjustments to reconcile net (loss) income to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                                            7,063,272     6,932,179      4,778,770
           Loss on disposal of assets, net                                              3,726            --          6,771
           Change in current operating items:
              Accounts receivable, net                                              2,704,419        34,318     (4,201,073)
              Inventories and major aircraft parts, net                             2,017,869     1,943,207       (965,654)
              Prepaid expenses and other current assets                              (439,919)     (280,542)       (20,905)
              Accounts payable and accrued liabilities                                892,624      (836,376)     1,200,024
              Deferred lease payments                                               7,948,049       104,905      2,439,351
              Other                                                                        --       176,733        593,083
                                                                                 -------------   -----------    -----------
                 Net cash (used in) provided by operating activities                9,589,196      (164,409)     6,558,346
                                                                                 -------------   -----------    -----------
Investing activities:
     Purchases of flight equipment and other property and equipment                  (728,509)   (1,154,641)    (1,704,862)
     Proceeds from the sale of flight equipment                                            --            --         15,131
     Decrease (increase) in other assets                                              (33,289)        3,213         85,321
                                                                                 -------------   -----------    -----------
                 Net cash (used in) provided by investing activities                 (761,798)   (1,151,428)    (1,604,410)
                                                                                 -------------   -----------    -----------
Financing activities:
     Proceeds from issuance of debt                                                        --            --         20,456
     Repayment of notes payable and long-term debt                                   (765,563)   (5,882,457)    (3,988,130)
     Net proceeds from line of credit                                                      --     9,360,834             --
     Net payments on line of credit                                                (8,551,539)           --     (1,132,799)
     Redemption of warrant                                                                 --      (281,750)            --
     Proceeds from sale of common stock                                                 8,563        30,959         41,507
                                                                                 -------------   -----------    -----------
                 Net cash provided by (used in) financing activities               (9,308,539)    3,227,586     (5,058,966)
                                                                                 -------------   -----------    -----------
                 Net change in cash                                                  (481,141)    1,911,749       (105,030)
Cash:
     Beginning of year                                                              1,995,706        83,957        188,987
                                                                                 -------------   -----------    -----------
     End of year                                                                 $  1,514,565     1,995,706         83,957
                                                                                 =============   ===========    ===========
Supplementary cash flow information:
     Cash paid during the year for:
        Interest                                                                 $    919,061     9,905,457      5,445,242
                                                                                 =============   ===========    ===========
Noncash transactions:
     Long-term debt issued in acquisition of Beechcraft 1900D airliners          $         --            --     75,665,924
     Conversion of deferred lease payments to long-term debt                               --     1,981,902      1,320,307
     Conversion of line of credit to long-term debt                                        --     4,713,429             --
     Inventory returned in exchange for reduction of line of credit                        --            --        944,544
                                                                                 -------------   -----------    -----------
                                                                                 $         --     6,695,331     77,930,775
                                                                                 =============   ===========    ===========

See accompanying notes to financial statements.

                           GREAT LAKES AVIATION, LTD.

                          Notes to Financial Statements

                           December 31, 2001 and 2000


(1)  Business, liquidity and Going-Concern Matters

     (a)  Business

          Great Lakes is a regional airline that until May 1, 2001 operated under the United Airlines, Inc. ("United") identity as a United Express carrier. Effective May 1, 2001, the Company entered into a new agreement with United which terminated the United Express relationship and established a code sharing relationship. Under the new agreement the Company regained its own identity but continued sale and operation of connecting flight using the United flight codes. The Company negotiated a similar code sharing agreement with Frontier Airlines, Inc. ("Frontier") which became effective July 9, 2001. The Company also operates flights under the name Great Lakes Airlines.

          At March 1, 2002, the Company served 35 destinations in 10 states to and from Denver as code sharing partners with both United Airline and Frontier Airlines. It also served 5 destinations in 3 states to and from Chicago, 6 destinations in 3 states to and from Minneapolis and 3 destinations in 3 states to and from Phoenix as a code sharing partner with United Airlines.

          Under the new code sharing relationship, approximately 72 % of Great Lakes' traffic connected with United in December of 2001 and January of 2002. For the years 2000 and 1999 when Great Lakes' operations were totally conducted as a United Express carrier, 75 percent, and 68 percent of the Great Lakes' passengers, respectively, connected with United.

     (b)  Liquidity and Going-Concern Matters

          The Company suffered substantial losses during the fourth quarter of 2000 and the year 2001. These losses produced a significant reduction in liquidity, and the Company made only minor payments on the majority of its debt and lease obligations during 2001. As a result, the Company is not in compliance on debt obligations totaling $104,906,000 and in arrears on lease payment obligations of $5,622,000. Although no formal action has been taken, the debt agreements allow the lender to take action to collect the total amount of the debt. Therefore, the amount of the debt which by its terms would otherwise be due after one year is shown as long-term obligations classified as current.

          The Company's ability to continue as a going concern, of which there is substantial doubt, depends upon its ability to rapidly increase profitability and cash flow and/or obtain new sources of financing to pay its obligations as they come due, upon maintaining adequate liquidity, and achieving sustained profitability. The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

          The Company currently has no financing agreements in place under which it can secure additional funds. The Company is negotiating with its major creditor to restructure its debt, including converting a portion of the debt into equity. It is also attempting to negotiate with the respective lessors a return and settlement for ten of its Beechcraft 1900D and all four of its leased Embraer Brasilia EMB 120 aircraft and is exploring alternatives to meet its future liquidity requirements. No provision has been made in the 2001 financial statements for any additional costs or losses (including impairments) which may be incurred in connection with the return and settlement of the agreements pertaining to the leased or financed aircraft.

                           GREAT LAKES AVIATION, LTD.

                          Notes to Financial Statements

                           December 31, 2001 and 2000


(2)  Summary of Significant Accounting Policies and Procedures

     (a)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include government subsidies, depreciable lives, impairment and obsolescence and lease termination costs. Actual results could differ from those estimates.

     (b)  Union Agreements

          The Company's pilots are represented by the International Brotherhood of Teamsters. The Agreement with the pilots became amendable October 30, 2000, and negotiations are continuing. The Company's flight attendants are also represented by the International Brotherhood of Teamsters, and the agreement with the flight attendants became amendable April, 2002.

     (c)  Accounts Receivable

          Substantially all accounts receivable balances are due from various airlines and the U.S. government, with approximately 42 and 45 percent of the December 31, 2001 and 64 and 10 percent of the December 31, 2000, balances, respectively due from United and the U.S. government. All receivables are pledged as collateral securing the line of credit.

     (d)  Inventories

          Inventories consist of spare parts, fuel, materials and supplies relating to flight equipment and are stated at the lower of average cost or market. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service. Expendable parts are charged to maintenance expense as used. Inventories consisting of Beech aircraft spare parts and equipment are pledged as collateral securing the line of credit and the Raytheon notes.

     (e)  Property and Equipment

          Property and equipment includes aircraft and major parts relating to such aircraft and is stated at cost and depreciated on a straight-line basis for financial reporting purposes over estimated useful lives of 14-20 years for flight equipment and 3-10 years for other property and equipment. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset.

                           GREAT LAKES AVIATION, LTD.

                          Notes to Financial Statements

                           December 31, 2001 and 2000


          Accelerated methods of depreciation are used for tax reporting purposes. All owned aircraft are pledged to collateralize outstanding obligations.

          Maintenance and repairs, including periodic aircraft overhauls, are expensed as incurred or when the component is placed in service.

     (f)  Measurement of Impairment

          In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be disposed Of ("SFAS 121"), the Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value.

     (g)  Other Assets

          Other assets are deposits with financial institutions, bonding companies, facilities lessors and others to secure the payment of fixed obligations. $ 1,475,000 at December 31, 2001 and 2000 related to long term operating leases.

     (h)  Long-term Obligations Classified As Current

          The Company is not in compliance with its debt agreements as a result of non payment of scheduled installments of substantially all of its long- term debt. In accordance with generally accepted accounting principles, long-term debt which may become due and payable at the option of the lender as a result of non-compliance under the debt agreement is classified as a current liability.

     (i)  Deferred Payments

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

     (j)  Deferred Credits

          The Company has received various incentives in the form of interest rate subsidies and spares parts in connection with the acquisition of new aircraft. Incentives are being amortized as a reduction of rent expense or interest expense over the term of the related agreement.

     (k)  Revenue Recognition

          Passenger revenues are recorded as income when the respective services are rendered. Liability for unused tickets issued by the Company is recorded as unearned revenue and is adjusted based on estimates of future usage. The Company also receives public service subsidy revenues for serving certain communities that do not generate sufficient traffic to fully support profitable air service, which are recorded as income based on rates applicable to such periods as the agreed upon air service is furnished by the Company.

                           GREAT LAKES AVIATION, LTD.

                          Notes to Financial Statements

                           December 31, 2001 and 2000


     (l)  Frequent Flyer Awards

          The Company operates under a code-sharing agreement with United, and participates in its frequent flyer program, while it negotiates a formal agreement. The Company has not deferred any revenue or accrued for incremental costs or revenue for mileage accumulation relating to these programs, and believes the impact has not been material.

     (m)  Income Taxes

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

     (n)  Income (Loss) Per Share

          Basic income (loss) per share have been computed by dividing net income (loss) by the weighted-average number of shares of common stock during outstanding each of the years presented. Diluted income (loss) per share have been calculated by also including in the computation the impact of the issuance of common stock pursuant to the exercise of outstanding warrants and the effect of those employee stock options granted to employees as potential common stock that would be dilutive. Since the Company had suffered a net loss in the years ended December 31, 2001 and December 31, 2000, the effects of potential common stock issuance's were not included in the calculation for those years, as their effects would be anti-dilutive.

     (o)  Stock Option Plans

          The Company has elected the pro forma disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company will continue applying the accounting treatment prescribed by the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Pro forma net income (loss) and pro forma net income
          (loss) per share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans.

     (p)  Fair Value of Financial Instruments

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

                           GREAT LAKES AVIATION, LTD.

                          Notes to Financial Statements

                           December 31, 2001 and 2000


(3)  Flight Equipment

     At December 31, 2001 and 2000, the Company's passenger airline fleet consisted of 40 Beechcraft Model 1900D 19-passenger and eight Embraer Brasilia Model 120 30-passenger aircraft. In addition, the Company operated four Beechcraft Model 1900C aircraft in a cargo configuration for carriage of U.S. mail. The B1900C aircraft are operated under month to month leases. The operating leases for the B1900D and EMB-120 aircraft are long-term. A summary of the operating aircraft is as follows:

                                               2001 and 2000
                                     ----------------------------------
                                     Beechcraft   Beechcraft
                                       1900C        1900D      Brasilia
                                     ----------   ----------   --------

          Owned                              --           28          4
          Operating leases                    4           12          4
                                     ----------   ----------   --------
                                              4           40          8
                                     ==========   ==========   ========


     At December 31, 2001, the Company was not in compliance with its lease agreements as a result of nonpayment of lease rentals to lessors as follows: Raytheon, $2,970,000 for 16 B1900 aircraft, Boeing Capital Corporation, $1,741,000 for two Emb-120 aircraft and Finova Capital Corporation, $910,000 for two EMB-120 aircraft. Under the terms of the lease agreements, the Company is responsible for lease payments over the remaining term of the leases of approximately $55,100,000 to Raytheon Aircraft Corp., $19,900,000 to Boeing Capital Corporation and $1,700,000 to Finova Capital Corporation, although such amounts would be mitigated by the proceeds of subsequent lease or sale of the aircraft. The Company is negotiating the return to the lessors of 12 of the B1900 leased aircraft and the four leased EMB-120 aircraft which are in excess of Company's current requirements. Such negotiations include the return condition of the aircraft, remaining liabilities for unpaid rentals and future obligations under the lease agreements. No provision has been made in the 2001 financial statements for any additional costs or losses (including impairments) which may be incurred in connection with the return and settlement of these agreements.

     Under the current agreements exclusive of the foregoing negotiations, lease commitments for aircraft were as follows, as of December 31, 2001:

                                Beechcraft
                                   1900        Brasilia        Total
                               -----------    ----------    ----------
          2002                 $ 5,760,000     2,709,888     8,469,888
          2003                   5,760,000     2,467,788     8,227,788
          2004                   5,760,000     1,741,488     7,501,488
          2005                   5,760,000     1,741,488     7,501,488
          2006                   5,760,000     1,741,488     7,501,488
          Thereafter            26,280,000    11,247,110    37,527,110
                               -----------    ----------    ----------
                               $55,080,000    21,649,250    76,729,250
                               ===========    ==========    ==========


     Non-aircraft lease commitments are set forth in Note 9.

                           GREAT LAKES AVIATION, LTD.

                          Notes to Financial Statements

                           December 31, 2001 and 2000

     Raytheon Aircraft Corp. including its financing affiliates is the Company's primary aircraft supplier and largest creditor. The Company has financed all but one of its Beechcraft 1900 aircraft and one of its Brasilia aircraft pursuant to lease and debt agreements with Raytheon. Raytheon had also extended the Company a total of $10 million through a line of credit and a short-term note payable to finance the Company's operating cash needs (collectively, the "Raytheon Agreements"). On January 7, 2000, the Company Company paid Raytheon $5 million from the proceeds of a revolving credit facility to retire the short-term note, and on December 1, 2000, converted the remaining Raytheon line of credit into a three-year installment note.

(4)  Notes Payable and Long-Term Debt

     Notes payable and current maturities of long-term debt consist of the following at December 31, 2001 and 2000:

                                                             2001        2000
                                                          -----------   ----------
      Line of credit with Coast Business Credit (A)       $ 4,609,808   13,161,347
      Amounts due Raytheon:
          Unpaid principal due in 2001 (B)                  5,743,762           --
          Demand note (C)                                   8,786,778           --
          Current maturities of Raytheon long-term debt     8,051,990    8,161,741
                                                          -----------   ----------
      Current Maturities of long-term debt                 27,192,338   21,323,088
          Other current maturities of long-term debt        1,315,361    1,252,827
                                                          -----------   ----------
                                                          $28,507,699   22,575,915
                                                          ===========   ==========

     Long-term debt and long-term debt classified as current consist of the following at December 31, 2001 and 2000:

                                                                   2001           2000
                                                               ------------    -----------
      Raytheon (C)                                             $ 96,143,005     98,709,027
      Other long-term notes (D)                                   6,042,529      6,759,520
                                                               ------------    -----------
                                                                102,185,534    105,468,547
                                                               ------------    -----------
      Less:
          Unpaid principal due in 2001 (B)                        5,743,762             --
          Raytheon current maturities of long-term debt           8,051,990      8,161,741
          Other current maturities of long term debt              1,315,361      1,252,827
          Long-term debt classified as current (E)               82,347,252             --
                                                               ------------    -----------
                                                               $  4,727,169     96,053,979
                                                               ============    ===========

                           GREAT LAKES AVIATION, LTD.

                          Notes to Financial Statements

                           December 31, 2001 and 2000


     (A) On January 7, 2000, the Company entered into a $20 million line of credit agreement with Coast Business Credit. Under the terms of the agreement the Company could borrow up to 85 percent of the Company's Eligible Billed and Unbilled Receivables as defined in the agreement. The line of credit bears interest at a rate of prime plus .5 percent and in no event shall the rate be less than 8 percent per annum. The line of credit also contains various restrictive covenants. The Company is not in compliance with the terms under this agreement and is incurring a 3.0 percent-interest rate penalty as a result of not meeting two financial requirements. Further, Coast reduced the maximum which could be outstanding under the agreement to $18 million through August 31, 2001, $14 million through October 31, 2001 and $10 million to the revised maturity date of December 31, 2001. In December 2001, the maturity date was extended to March 31, 2002 and the maximum amount of the loan was reduced to $6.5 million. On March 28, 2002, Coast extended the maturity date to April 30, 2002 and the maximum amount which could be outstanding under the loan was reduced to $3.8 million. At December 31, 2001 the interest rate was 8.5 percent.

     (B)  Unpaid principal payments due on Raytheon debt during 2001.

          On June 29, 2001, the Company a issued demand note to Raytheon in payment of substantially all of the principal , interest and lease installments on aircraft due Raytheon during the first six months of 2001. The note bears interest at the rate of 8 percent (11% if the note is in default) which is to be paid monthly in arrears beginning August 1, 2001. Interest accrued on this note has not been paid.

     (C) The Raytheon notes consist of 31 term notes in 2001 and 2000. The outstanding notes at December 31, 2001 require monthly payments ranging from $30,000 to $145,000, including interest, with total payments on these notes approximating $1,150,000 per month. The interest rates on the notes range from 4.1 percent to 8.0 percent as of December 31, 2001. The notes mature through August 2012 and are collateralized by aircraft.

     (D) Other long-term notes consist primarily of three term notes which require monthly or quarterly payments, including interest, and are collateralized by Embraer aircraft. The interest rates on the notes are approximately 9.05 percent at December 31, 2001.

     (E) At December 31, 2001, the Company was not in compliance with payment terms of the Raytheon debt. As a result, in accordance with generally accepted accounting principles, all of the long-term debt has been classified as a current liability because of Raytheon's ability under the debt agreements to require payment of the total outstanding obligations. The Company is negotiating with Raytheon in order to achieve a restructuring of theses obligations which may include conversion of some of the debt into equity. No provision has been made in the 2001 financial statements for any additional costs or losses (including impairments) which may be incurred in connection with the return and settlement of these agreements.

                           GREAT LAKES AVIATION, LTD.

                          Notes to Financial Statements

                           December 31, 2001 and 2000


     As of December 31, 2001, the long-term debt obligations due in the five subsequent years and thereafter were as follows:

                                   Beechcraft
                                      1900s      Brasilias      Other        Total
                                  -----------    ---------    ---------   -----------
      2002                        $ 9,252,477    1,315,361    4,543,276    15,111,114
      2003                          5,985,779    1,792,823    1,986,752     9,765,354
      2004                          6,331,211      593,256           --     6,924,467
      2005                          6,697,646      649,012           --     7,346,658
      2006                          7,086,418      710,007           --     7,796,425
      Thereafter                   54,259,446      982,070           --    55,241,516
                                  -----------    ---------    ---------   -----------
                                  $89,612,977    6,042,529    6,530,028   102,185,534
                                  ===========    =========    =========   ===========

(5)  Income Taxes

     Income tax expense for the years ended December 31, 2001, 2000, and 1999 consists of current state income taxes of $-0-, $6,116, and $-0-, respectively.

     The federal statutory tax rate differs from the Company's effective income tax rate for the years ended December 31 as follows:

                                                  2001     2000      1999
                                                 ------   ------   -------
      Federal statutory rate                      35.0%    35.0%     35.0%
      State income taxes, of federal benefit        --       --        --
      Change in valuation allowance              (35.0)   (35.0)    (35.0)
                                                 ------   ------   -------
                                                    --%      --%       --%
                                                 ======   ======   =======


     Deferred tax assets (liabilities) as of December 31 were as follows:

                                                                 2001           2000
                                                             ------------   -----------
      Deferred tax assets:
          Net operating loss carry forwards                  $ 28,108,000    20,129,000
          Accrued liabilities and other                         6,853,000     5,159,000
                                                             ------------   -----------
                    Total gross deferred tax asset             34,961,000    25,288,000

      Less valuation allowance                                (23,247,000)  (16,268,000)
                                                             ------------   -----------
                    Total deferred tax asset                   11,714,000     9,020,000

      Deferred tax liabilities:
          Property and equipment                              (11,714,000)   (9,020,000)
                                                             ------------   -----------
                    Total deferred tax asset (liability)     $         --            --
                                                             ============   ===========

                           GREAT LAKES AVIATION, LTD.

                          Notes to Financial Statements

                           December 31, 2001 and 2000


     The Company has net operating loss carry forwards for federal income tax purposes totaling approximately $80 million at December 31, 2001, expiring in years from 2006 through 2021. The net change in total valuation allowance for the years ended December 31, 2001and 2000 was an increase of $6,979,000 and $4,251,000, respectively.

(6)  Employee Benefit Plans

     (a)  401(k)

          The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all employees. The Company matches up to 4 percent of participating employees' contributions. Company contributions totaled $225,000 in 2001, $318,000 in 2000 and $337,000 in 1999.

     (b)  Stock Option Plans

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

          The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plans, both of which are fixed stock option plans. Accordingly, no compensation cost has been recognized for the Plans as exercise prices are at least equal to the fair market value of the Company's common stock on the date of Great Lakes. Had compensation cost for the Company's fixed stock option plans been determined consistent with SFAS No. 123, the Company's net (loss) income and
          (loss) income per share would have been impacted as follows:

                     Years Ended December 31:                       2001            2000       1999
             -------------------------------------------       -------------   -----------   ---------
             Net (loss) income as reported                     $(18,633,884)   (8,238,833)   2,727,978
             Pro forma net (loss) income                        (18,768,701)   (8,838,525)   2,571,000
             Basic (loss) income per share as reported                (2.15)        (0.95)        0.32
             Pro forma basic (loss) income per share                  (2.17)        (0.96)        0.30
             Diluted (loss) income per share as reported              (2.15)        (0.95)        0.29
             Pro forma diluted (loss) income per share                (2.17)        (0.96)        0.28

                           GREAT LAKES AVIATION, LTD.

                          Notes to Financial Statements

                           December 31, 2001 and 2000


          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were applied in determining pro forma compensation cost:

                  Years Ended December 31:      2001    2000     1999
             -------------------------------    ----   ------   ------
             Risk-free interest rate             --     5.87%    5.10%
             Expected dividend yield             --        0%       0%
             Expected option life                --        5        5
             Expected Stock price volatility     --    70.42%   93.20%


          A summary of the status of the Company's fixed option plans as of December 31, 2001, 2000, and 1999 and changes during the years ended on those dates is presented below:

                                                 2001                    2000                1999
                                        -----------------------   -------------------  --------------------
                                                      Weighted-             Weighted-             Weighted-
                                                       average               average              average
                                                       exercise              exercise             exercise
                                           Shares       price     Shares      price    Shares       price
                                          --------    ---------   -------   ---------  -------   ----------
             Outstanding at
               beginning of year           370,000       $3.27    310,000     $3.27    330,000     $3.26
             Granted                         --           --      150,000      1.56     50,000      2.75
             Forfeited                       --           --      (90,000)     2.93    (70,000)     2.82

             Outstanding at end of
               year                        370,000        3.27    370,000      2.82    310,000      3.27

             Options exercisable at
               year end                    189,600        3.31    140,400      4.02     90,800      4.43

             Weighted-average fair
               value of options
               granted during the
               year                       $  --                     1.38                 2.03

                           GREAT LAKES AVIATION, LTD.

                          Notes to Financial Statements

                           December 31, 2001 and 2000


          A summary of stock options outstanding and exercisable as of December 31, 2000 are as follows:

                                                Options outstanding            Options exercisable
                                   ----------------------------------------   ----------------------
                                                   Weighted        Weighted                Weighted
                                                   average         average                  average
                    Range of         Number       remaining        exercise     Number      exercise
                 exercise price    outstanding   life (years)       price     exercisable    price
                 ---------------   -----------   --------------   ---------   -----------  ---------
                 $1.063-1.75         140,000         8.5           $ 1.38         6,000     $ 1.41
                      2.75           166,000         6.5             2.75        70,400       2.75
                  3.875-5.785         34,000         3.6             5.05        34,000       5.05
                     11.00            10,000         2.0            11.00        10,000      11.00
                                   -----------                                -----------
                                     370,000                                    120,400
                                   ===========                                ===========


     (c)  Employee Stock Purchase Plan

          The Company maintains an employee stock purchase plan. Under the plan, certain employees are eligible to purchase an aggregate of not more than 125,000 shares of the Company's common stock at 95 percent of the lower of the fair market value at the beginning or the end of the calendar year in which the shares are purchased. In 2001 and 2000, 22,535 and 9,760 shares were purchased, respectively, through payroll withholdings.

(7)  Stabilization Act Grant

     On September 21, 2001, Congress passed and the President signed into law, the Air Transportation Safety and System Stabilization Act ( the "Stabilization Act"), which provides, among other things, for $5 billion in grants to compensate U.S. air carriers for losses incurred by the air carriers as a result of the September 11, 2001 terrorist attacks.

     The Company recognized a $1,929,877 grant under the Stabilization Act for the year ended December 31, 2001, of which $1,637,846 was received during the fourth quarter of 2001. The Company expects to receive the balance during the second quarter of 2002. The grant is for the direct losses incurred beginning on September 11, 2001, resulting from the Federal Aviation Administration grounding of all aircraft, and for incremental losses incurred through December 31, 2001 as the direct result of the attacks. The grant is included in Non-Operating income in the accompanying statements of operations.

                           GREAT LAKES AVIATION, LTD.

                          Notes to Financial Statements

                           December 31, 2001 and 2000


(8)  Income (Loss) Per Share

     The following tables provide a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented:

                                                               Year ended December 31
                         --------------------------------------------------------------------------------------------------
                                      2001                               2000                              1999
                         -----------------------------------   ----------------------------------- --------------------------------
                            Income       Shares    Per-share    Income        Shares    Per-share   Income        Shares  Per-share
                          (Number.)     (Denom.)    amount     (Number.)     (Denom.)     amount   (Number.)     (Denom.)   amount
                         ------------   --------   ---------   ----------    ---------  ---------- ---------    --------- ---------
       Basic income
         (loss) per
         share
         attributable
         to common
         shareholders    (18,633,884)   8,658,330    $(2.15)    (8,238,833)   8,645,770   $(095)    2,727,970    8,634,204    $0.32
       Effect of
         dilutive
         securities
       Stock warrants             --           --        --             --           --      --            --      358,188       --
       Stock options              --           --        --             --           --      --            --        2,334       --
                         ------------    --------    -------    -----------   ---------   ------    ---------    ---------    -----
       Diluted
         income
         (loss) per
         share
         attributable
         to common
         shareholders    (18,633,884)   8,658,330    $(2.15)    (8,238,833)   8,645,774   $(095)    2,727,978    8,994,726    $0.32
                         ============   =========    =======    ===========   =========   ======    =========    =========    =====


(9)  Commitments and Contingencies

     (a)  Transactions with Affiliates

          In 2000 and 1999, the Company leased one Beechcraft 1900D used in airline operations from a company owned by Great Lakes' president and majority stockholder. Total payments under these leases that the Company had with entities that are owned by the Company's president were $237,000 in 2001, $587,000 in 2000, and $598,000 in 1999.

     (b)  Non-aircraft Lease Commitments

          The Company leases certain hanger and terminal facilities under operating leases, which provide for approximate future non-cancelable minimum lease payments, as follows:

                        2002                          $353,497
                        2003                           254,405
                        2004                           232,416
                        2005                           232,416
                        2006                           232,416

                           GREAT LAKES AVIATION, LTD.

                          Notes to Financial Statements

                           December 31, 2001 and 2000


     (c)  Litigation

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

          On February 27, 2002, Finova Capital Corporation ("Finova") filed suit agains the Company in the United States District Court for the District of Arizona. No. Civ. 02-0362 PHX SMM. Finova alleges that the Company breached two airplane lease agreements. Finova seeks damages, costs and attorney's fees. The Company filed an answer to this complaint. The parties are presently engaged in negotiations to resolve the dispute.

          The Company is a party to other ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

(10) Selected Quarterly Financial Data (Unaudited)

     The following presents selected quarterly unaudited financial data for each of the years ended December 31, 2001 and 2000 (in thousands, except for per share information):

                                            First     Second    Third    Fourth
                    2001                   Quarter    Quarter  Quarter   Quarter    Year
      -----------------------------        --------   -------  -------  --------  --------
      Operating revenues                   $27,930    26,883   25,224    21,403   101,440
      Operating income (loss)               (5,971)   (2,761)    (561)   (1,337)  (10,630)
      Net income (loss)                     (8,628)   (5,097)  (1,873)   (3,036)  (18,634)
                                           ========   =======  =======  ========  ========
       Net income (loss) per share:
          Basic                            $ (1.00)    (0.59)   (0.22)    (0.34)    (2.15)
          Diluted                            (1.00)    (0.59)   (0.22)    (0.34)    (2.15)
      Weighted average shares
          outstanding:
            Basic                            8,658     8,658    8,658     8,660     8,658
            Diluted                          8,658     8,658    8,658     8,660     8,658

                           GREAT LAKES AVIATION, LTD.

                          Notes to Financial Statements

                           December 31, 2001 and 2000


                                            First     Second    Third    Fourth
                    2000                   Quarter    Quarter  Quarter   Quarter    Year
      -----------------------------        --------   -------  -------  --------  --------
      Operating revenues                   $31,950    33,962   36,434    31,244   133,590
      Operating income (loss)                  902     4,036    3,797    (7,799)      936
      Net income (loss)                     (1,177)    1,767    1,508   (10,337)   (8,239)
                                           ========   =======  =======  ========  ========
       Net income (loss) per share:
          Basic                            $ (0.14)     0.20     0.17     (1.20)    (0.95)
          Diluted                            (0.14)     0.19     0.16     (1.20)    (0.95)
      Weighted average shares
          outstanding:
            Basic                            8,638     8,648    8,648     8,650     8,646
            Diluted                          8,638     9,255    9,187     8,650     8,646

     For 2000, the first and fourth quarters reflect a net loss, the effect of stock options and stock warrants are not included in the calculation of earnings per share because their effects are anti-dulitive. As a result, the total of the four quarters' diluted earnings per share will not be equal to the diluted earnings per share for the year.

     The fourth quarter of 2000 contains certain year-end adjustments related to accrued expenses of $1.5 million and certain receivables of approximately $2.5 million. Additionally, overhaul activity was concentrated in the fourth quarter increasing maintenance expense $2.6 million over the same period of the previous year.

     The above financial data includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial data. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year.

                           GREAT LAKES AVIATION, LTD.

                             Schedule II - Valuation

                           December 31, 2001 and 2000


                                                                   Additions
                                                                   ----------
                                                     Balance at    Charged to
                                                     beginning     costs and    Balance at end
                 Classification                      of year (1)    expenses       of year
      -------------------------------------          -----------   ----------   --------------
      2001 Inventory and equipment reserves          $6,319,979      245,830       6,565,809
      2000 Inventory and equipment reserves           6,220,854       99,125       6,319,979
      1999 Inventory and equipment reserves           6,048,309      172,545       6,220,854


     (1) Balance includes adjustment in 1998 of $3,516,510 related to Brasilia aircraft inventory.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Executive Officers" and "Election of Directors" in the Proxy Statement for Annual Meeting of Shareholders to be held May 11, 2002 (the "2001 Proxy Statement").


Item 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 2002 Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between the Company and related parties is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2002 Proxy Statement.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. During the fourth quarter ended December 31, 2001, the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

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

   10.18 Negotiable Promissory Note dated March 30, 1996, from the Company to Raytheon Aircraft Credit Corporation. (2)

   10.19 Negotiable Promissory Note, dated July 31, 1996, from the Company to Raytheon Aircraft Credit Corporation.(5)

   10.20 Pledge and Assignment Agreement entered into between registrant and Raythion Aircraft Credit Corporation, dated July 11, 1997. (6)

   10.21 Agreement Pertaining to Loans and Leases entered into between registrant and Raytheon Aircraft Credit Corporation, dated July 11, 1997. (6)

   10.22 Security Agreement and Encumbrance Against All Carrier Aircraft, Engines, Propellers, Appliances and Spare Parts entered into between registrant and Raytheon Aircraft Credit Corporation, dated July 11, 1997. (6)

   10.23 Loan and Security Agreement, dated as of December 31, 1999, between Coast Business Credit, a division of Southern Pacific Bank and the Company. (7)

   10.24 Amendment Number One to Loan and Security Agreement, dated as of January 7, 2000, between Coast Business Credit, a division of Southern Pacific Bank and the Company. (7)

   10.25 Side Letter, dated as of January 5, 2000, regarding Representations and warranties respecting Sections 5.17 and 5.18 of the Loan and Security Agreement, dated as of December 31, 1999, by and among Coast Business Credit, a division of Southern Pacific Bank and the Company.
          (7)

   10.26 Security Agreement and Encumbrance Against Air Carrier Aircraft Spare Parts, dated as of December 31, 1999 between Coast Business Credit, a division of Southern Pacific Bank and the Company. (7)

   10.27 Intercreditor Agreements, dated December 31, 1999 by and among Coast Business Credit, a division of Southern Pacific Bank, Raytheon Aircraft Credit Corporation and the Company. (8)

   10.28 Negotiable Promissory Note dated December 1, 2000 from the Company to Raytheon Aircraft Credit Corporation. (8)

  10.29* Demand Promissory Note dated June 29, 2001 from the Company to Raytheon Aircraft Credit Corporation.

   10.30* Amendment to Security Agreement entered into as of June 29, 2001 by and between the Company and Raytheon Aircraft Credit Corporation.

   10.31* Second Amendment and Supplement to Security Agreement entered into as of June 29, 2001 by and between the Company and Raytheon Aircraft Credit Corporation.

   10.32* Third Amendment to Security Agreement entered into as of June 29,
          2001 by and between the Company and Raytheon Aircraft Credit Corporation.

    23.1* Consent of KPMG LLP

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

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(5) Incorporated by reference to the Company's Form 8-K, File Number 97616934, filed May 23, 1997. (6)

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GREAT LAKES AVIATION, LTD.

Dated: April 15, 2002                  By /s/ Douglas G. Voss
                                          --------------------------------------
                                          Douglas G. Voss,
                                          President and Chief Executive Officer

                                       By /s/ Michael L. Tuinstra
                                          --------------------------------------
                                          Michael L. Tuinstra,
                                          Treasurer
                                          (Principal Accounting and Financial
                                          Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                       Title                        Date
         ---------                       -----                        ----

/s/ Douglas G. Voss          President, Chief Executive           April 15, 2002
-------------------------     Officer and Director
Douglas G. Voss


/s/ Michael L. Tuinstra      Treasurer                            April 15, 2002
-------------------------
Michael L. Tuinstra


/s/ Christopher W. Wilken    Controller                           April 15, 2002
-------------------------
Christopher W. Wilken


/s/ Vernon A. Mickelson      Director                             April 15, 2002
-------------------------
Vernon A. Mickelson


/s/ Gayle R. Brandt          Director                             April 15, 2002
-------------------------
Gayle R. Brandt


/s/ Ivan L. Simpson          Director                             April 15, 2002
-------------------------
Ivan L. Simpson

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

   10.18 Negotiable Promissory Note dated March 30, 1996, from the Company to Raytheon Aircraft Credit Corporation. (2)

   10.19 Negotiable Promissory Note, dated July 31, 1996, from the Company to Raytheon Aircraft Credit Corporation.(5)

   10.20 Pledge and Assignment Agreement entered into between registrant and Raytheon Aircraft Credit Corporation, dated July 11, 1997. (6)

   10.21 Agreement Pertaining to Loans and Leases entered into between registrant and Raytheon Aircraft Credit Corporation, dated July 11, 1997. (6)

   10.22 Security Agreement and Encumbrance Against All Carrier Aircraft, Engines, Propellers, Appliances and Spare Parts entered into between registrant and Raytheon Aircraft Credit Corporation, dated July 11, 1997. (6)

   10.23 Loan and Security Agreement, dated December 31, 1999 between Coast Business Credit, a division of Southern Bank and the Company. (7)

   10.24 Amendment Number One to Loan and Security Agreement, dated as of January 7, 2000, between Coast Business Credit, a division of Southern Pacific Bank and the Company. (7)

   10.25 Side Letter, dated as of January 5, 2000, regarding Representations and warranties respecting Sections 5.17 and 5.18 of the Loan and Security Agreement, dated as of December 31, 1999, by and among Coast Business Credit, a division of Southern Pacific Bank and the Company.
          (7)

   10.26 Security Agreement and Encumbrance Against Air Carrier Aircraft Spare Parts, dated as of December 31, 1999 between Coast Business Credit, a division of Southern Pacific Bank and the Company. (7)

   10.27 Intercreditor Agreements, dated December 31, 1999 by and among Coast Business Credit, a division of Southern Pacific Bank, Raytheon Aircraft Credit Corporation and the Company. (8)

   10.28 Negotiable Promissory Note dated December 1, 2000 from the Company to Raytheon Aircraft Credit Corporation. (8)

   10.29* Demand Promissory Note dated June 29, 2001 from the Company to
          Raytheon Aircraft Credit Corporation.

   10.30* Amendment to Security Agreement entered into as of June 29, 2001 by and between the Company and Raytheon Aircraft Credit Corporation.

   10.31* Second Amendment and Supplement to Security Agreement entered into as of June 29, 2001 by and between the Company and Raytheon Aircraft Credit Corporation.

   10.32* Third Amendment to Security Agreement entered into as of June 29,
          2001 by and between the Company and Raytheon Aircraft Credit Corporation.

   23.1*  Consent of KPMG LLP

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

(5) Incorporated by reference to the Company's Form 8-K, File Number 97616934, filed May 23, 1997

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.