Form 10-K/A
period 2001-12-31
GREAT LAKES AVIATION LTD
filed 2002-04-30
CIK 914397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

PART III.....................................................................47

     Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............47
     Item 11. EXECUTIVE COMPENSATION.........................................48
     Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.....................................................49
     Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................52

PART IV......................................................................53

     Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K............................................53

SIGNATURES...................................................................56

EXHIBIT INDEX................................................................57

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

                                                   Results of Operations

                                                                For the years ended December 31
                                  -----------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
                                                2001                            2000                       1999
                                  ---------------------------------- -------------------------------  ---------------
                                               Cents      % Increase            Cents     % Increase            Cents
                                                Per       (decrease)             Per      (decrease)             Per
                                    Amount      ASM        from 2000  Amount     ASM      from 1999    Amount    ASM
                                   --------    -----      ---------- --------   -----    -----------  -------   -----
Operating revenues
Passenger                          $ 77,753                (30.6)%   112,037                 5.0%     106,661
Public service                       19,276                 29.6      14,877                (8.3)      16,229
Other                                 4,410                (33.9)      6,676               (21.3)       8,480
                                   ---------               ------    --------              ------     --------
        Total operating revenues    101,439                (24.1)    133,590                 1.7      131,370
                                   ---------               ------    --------              ------     --------
Salaries, wages and benefits         31,124     7.3(cent)  (11.5)     35,162     6.7(cent)   6.4       33,037     6.3(cent)
Aircraft fuel                        17,514     4.1        (18.6)     21,503     4.1        29.9       16,557     3.1
Aircraft maintenance materials
     and component repairs           15,122     3.6        (13.5)     17,491     3.3         0.1       17,478     3.3
Commissions                           2,512     0.6        (40.9)      4,248     0.8       (26.7)       5,796     1.1
Depreciation and amortization         7,063     1.6         (0.6)      7,103     1.4        48.6        4,779     0.9
Aircraft rental                       8,682     2.0         (5.9)      9,226     1.8       (30.1)      13,194     2.5
Other rentals and landing fees        6,363     1.5        (18.5)      7,808     1.5        20.0        6,504     1.2
Other operating expense              23,689     5.5        (21.3)     30,113     5.7        18.9       25,316     4.8
                                   ---------   -----       ------    --------   ------     ------     --------   -----
        Total operating expenses    112,069    26.1(cent)  (15.5)%   132,654    25.2(cent)   8.1%     122,661    23.3(cent)
                                   ---------   -----       ------    --------   ------     ------     --------   -----
        Operating income (loss)    $(10,630)     --           --         936      --          --        8,709      --
                                   =========   =====       ======    ========   ======     ======     ========   ======
Interest                              9,931     2.4(cent)    8.3%      9,169     1.7(cent)  53.5%       5,974     1.1(cent)
                                   =========   =====       ======    ========   =====      ======     ========   ======

                                               Increase (decrease)              Increase (decrease)
                                  2001              from 2000         2000            from 1999         1999
                                  -------      ------------------  -------      -------------------   -------
Available Seat Miles (000s)       428,707           (18.5)%        525,872              --            526,095
Revenue Passenger Miles (000s)    200,536           (24.5)%        265,589            (0.1)%          265,733
Passenger Load Factor                46.8%           (7.3)%           50.5%             --               50.5%
Average Yield per Revenue
  Passenger Mile                     38.8(cent)      (8.1)%           42.2(cent)       5.2%              40.1(cent)
Cost  per ASM                        26.1(cent)       3.6%            25.2(cent)       8.2%              23.3(cent)

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

Cash used by financing activities was $9.3 million in 2001 compared to cash provided of $3.2 million in the same period of 2000. In 2001, $8.6 million of the line of credit was repaid primarily through funds made available as a result of the issuance of a demand note in the amount of $8,786,778 in payment of substantially all of the principal, interest and lease rentals due on all Raytheon financed aircraft for the first six months of 2001.

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


                                    KPMG LLP

                                    /s/ KPMG LLP

Denver, Colorado
April 10, 2002

                           GREAT LAKES AVIATION, LTD.

                                 Balance sheets

                           December 31, 2001 and 2000

                                Assets                                    2001             2000
                                                                      -------------    -------------
Current assets:
     Cash                                                             $   1,514,565        1,995,706
     Accounts receivable (note 5)                                         9,836,925       12,541,345
     Inventories, net (notes 2 and 5)                                     8,100,037        6,528,026
     Prepaid expenses and other current assets                            1,363,904          923,985
                                                                      -------------    -------------
                 Total current assets                                    20,815,431       21,989,062
                                                                      -------------    -------------
Property and equipment:
     Flight equipment (notes 3 and 4)                                   132,343,382      136,345,842
     Other property and equipment                                         7,064,091        6,342,481
     Less accumulated depreciation and amortization                     (30,198,893)     (23,551,375)
                                                                      -------------    -------------
                 Total property and equipment                           109,208,580      119,136,948
Other assets                                                              2,086,577        2,053,288
                                                                      -------------    -------------
                                                                      $ 132,110,588      143,179,298
                                                                      =============    =============

                Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Note payable and current maturities of long-term debt (note 4)   $  28,507,699       22,575,915
     Long-term debt classified as current (note 4)                       82,347,252               --
     Accounts payable                                                    16,646,584       14,175,927
     Accrued liabilities and unearned revenue                             7,108,643        3,561,177
     Deferred lease payments                                              6,234,612          897,247
                                                                      -------------    -------------
                 Total current liabilities                              140,844,790       41,210,266
                                                                      -------------    -------------
Long-term debt, net of current maturities (note 4)                        4,727,169       96,053,979
Deferred credits                                                          3,130,263        3,564,566
Deferred lease payments                                                   1,903,929        2,220,729
Stockholders' equity (deficit) (note 4):
     Common stock, $0.01 par value; 50,000,000 shares authorized,
        8,657,651 and 8,657,651 shares issued and outstanding at
        December 31, 2001 and 2000                                           86,802           86,577
     Paid-in capital                                                     31,367,185       31,358,847
     Accumulated deficit                                                (49,949,550)     (31,315,666)
                                                                      -------------    -------------
                 Total stockholders equity (deficit)                    (18,495,563)         129,758
                                                                      -------------    -------------
Commitments and contingencies (notes 3, 4, and 9)
                                                                      $ 132,110,588      143,179,298
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

                          GREAT LAKES AVIATION, LTD.

                           Statements of Cash Flows

                 Years ended December 31, 2001, 2000, and 1999

                                                                                     2001           2000            1999
                                                                                 -------------   -----------    -----------
Operating activities:
     Net (loss) income                                                           $(18,633,884)   (8,238,833)     2,727,979
     Adjustments to reconcile net (loss) income to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                                            7,063,272     6,932,179      4,778,770
           Loss on disposal of assets, net                                              3,726            --          6,771
           Change in current operating items:
              Accounts receivable, net                                              2,704,419        34,318     (4,201,073)
              Inventories and major aircraft parts, net                             2,017,869     1,943,207       (965,654)
              Prepaid expenses and other current assets                              (439,919)     (280,542)       (20,905)
              Accounts payable and accrued liabilities                                892,664      (836,376)     1,200,024
              Deferred lease payments                                               7,948,049       104,905      2,439,351
              Other                                                                        --       176,733        593,083
                                                                                 -------------   -----------    -----------
                 Net cash (used in) provided by operating activities                9,589,196      (164,409)     6,558,346
                                                                                 -------------   -----------    -----------
Investing activities:
     Purchases of flight equipment and other property and equipment                  (728,509)   (1,154,641)    (1,704,862)
     Proceeds from the sale of flight equipment                                            --            --         15,131
     Decrease (increase) in other assets                                              (33,289)        3,213         85,321
                                                                                 -------------   -----------    -----------
                 Net cash (used in) provided by investing activities                 (761,798)   (1,151,428)    (1,604,410)
                                                                                 -------------   -----------    -----------
Financing activities:
     Proceeds from issuance of debt                                                        --            --         20,456
     Repayment of notes payable and long-term debt                                   (765,563)   (5,882,457)    (3,988,130)
     Net proceeds from line of credit                                                      --     9,360,834             --
     Net payments on line of credit                                                (8,551,539)           --     (1,132,799)
     Redemption of warrant                                                                 --      (281,750)            --
     Proceeds from sale of common stock                                                 8,563        30,959         41,507
                                                                                 -------------   -----------    -----------
                 Net cash provided by (used in) financing activities               (9,308,539)    3,227,586     (5,058,966)
                                                                                 -------------   -----------    -----------
                 Net change in cash                                                  (481,141)    1,911,749       (105,030)
Cash:
     Beginning of year                                                              1,995,706        83,957        188,987
                                                                                 -------------   -----------    -----------
     End of year                                                                 $  1,514,565     1,995,706         83,957
                                                                                 =============   ===========    ===========
Supplementary cash flow information:
     Cash paid during the year for:
        Interest                                                                 $    919,061     9,905,457      5,445,242
                                                                                 =============   ===========    ===========
Noncash transactions:
     Long-term debt issued in acquisition of Beechcraft 1900D airliners          $         --            --     75,665,924
     Conversion of deferred lease payments to long-term debt                               --     1,981,902      1,320,307
     Conversion of line of credit to long-term debt                                        --     4,713,429             --
     Inventory returned in exchange for reduction of line of credit                        --            --        944,544
                                                                                 -------------   -----------    -----------
                                                                                 $         --     6,695,331     77,930,775
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

                           GREAT LAKES AVIATION, LTD.

                          Notes to Financial Statements

                           December 31, 2001 and 2000

     Raytheon Aircraft Corp. including its financing affiliates is the Company's primary aircraft supplier and largest creditor. The Company has financed all but one of its Beechcraft 1900 aircraft and one of its Brasilia aircraft pursuant to lease and debt agreements with Raytheon. Raytheon had also extended the Company a total of $10 million through a line of credit and a short-term note payable to finance the Company's operating cash needs (collectively, the "Raytheon Agreements"). On January 7, 2000, the Company paid Raytheon $5 million from the proceeds of a revolving credit facility to retire the short-term note, and on December 1, 2000, converted the remaining Raytheon line of credit into a three-year installment note.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information with respect to the Company's directors and executive officers as of April 30, 2002. Each executive officer has been appointed to serve until his successor is duly appointed by the Board of Directors or his earlier removal or resignation from office. Each director has been elected to serve a one-year term expiring in 2002 and until his or her successor has been duly elected and qualified.

Name                      Age   Title
----                      ---   -----
Douglas G. Voss           47    President, Chief Executive Officer and Chairman
                                of the Board of Directors
Vernon A. Mickelson       75    Director
Gayle R. Brandt           42    Director
Ivan L. Simpson           51    Director
James A. Frazier          43    Vice President-Customer Service
W. Eric Winger            47    Vice President-Product Development
Michael L. Tuinstra       48    Treasurer
Christopher C. Wilken     31    Controller


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

     Vernon A. Mickelson. Mr. Mickelson became a director of the Company in December 1993. For more than the past ten years, Mr. Mickelson has been self-employed as a consultant and has provided services to the Company concerning matters involving Federal Aviation Administration ("FAA") regulatory compliance and maintenance quality control. Mr. Mickelson has worked in the aviation industry since 1949, primarily in the field of aircraft maintenance. From 1973 to 1988, Mr. Mickelson was employed by the FAA as a supervisor of FAA maintenance and avionics inspectors operating in the State of Iowa.

     Gayle R. Brandt. Ms. Brandt has been a director of the Company since December 1996. Ms. Brandt has held various positions with the Company since its inception including assisting in the management of the Spirit Lake Airport from 1978 through 1992, Station Agent and Station Manager responsible for all airline reservations from 1982 through 1985, Airline Accounts Receivable and Revenue Accounting Manager from 1985 through 1989, Airline Executive Office Receptionist from 1989 through 1996 and Director of Airport Services and Airport Manager from June 1996 through 2001. Ms. Brandt is currently the Director of Aviation for Lending Edge Aviation, Inc.

     Ivan L. Simpson. Mr. Simpson became a director of the Company in 1997. Mr. Simpson co-founded the Company in 1979, and served in various operational roles through 1987, including: Chief Pilot, Director of Security, and most recently, Vice President and Director of Operations. He has been employed as an Airline Transport Pilot for American Airlines since 1987. Mr. Simpson holds an Airline Transport Pilot Certificate and is Type rated in the Boeing 757/767 aircraft.

     James A. Frazier. Mr. Frazier joined Great Lakes in March 1990 as Director of Stations and was promoted to his present position of Vice President of Customer Service in March 1992.

     W. Eric Winger. Mr. Winger has been with Great Lakes for over 20 years. Since 1982, Mr. Winger has held the position of Vice President of Product Development.

     Michael L. Tuinstra. Mr. Tuinstra became the Company's Treasurer in January 2002. From April 1999 to January 2002 Mr. Tuinstra served as the Company's Director of Purchasing and Inventory Control, and prior to this, from August 1998 until April 1999, he was the Company's budget and financial analyst. From June 1995 until April 1999 Mr. Tuinstra was self employed and was a financial consultant.

     Christopher C. Wilken. Mr. Wilken has served the Company in various positions since November 1987. Mr. Wilken became the Company's Controller in January 2002. From March 1999 until January 2002 Mr. Wilken was the Company's Director of Planning and Financial Analysis, and from August 1996 to March 1999, he was the Company's Manager of Market Planning. Mr. Wilken is also a commercial pilot with instructor's ratings and holds airframe and powerplant mechanic's ratings with inspection authorization.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission and provide the Company with copies of such reports. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, its directors and executive officers filed all reports on a timely basis, except for initial reports on Form 3 for Michael L. Tuinstra and Christopher C. Wilken, which through inadvertance were filed late.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid to or accrued by the Company's Chief Executive Officer and each of the Company's executive officers who received compensation in excess of $100,000 (the "Named Executive Officers") for services rendered to the Company during the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999.

                           Summary Compensation Table

                                                                        Long-Term
                                                                       Compensation
                                                                       ------------
                                                                          Awards
                                             Annual Compensation        Securities
                                        -----------------------------   Underlying
Name and Principal Position                Fiscal Year      Salary      Options(#)
-------------------------------------   ---------------  ------------  ------------
Douglas G. Voss......................      2001             $ 129,615         --
                                           2000             $ 175,000         --
                                           1999             $ 175,000         --

Richard H. Fontaine(1)...............      2001             $ 107,500         --
                                           2000             $ 117,453     40,000
                                           1999             $ 107,332         --

(1) Mr. Fontaine retired from his position with the Company, effective April 30, 2002.

     No stock options were granted during the fiscal year ended December 31, 2001 to the Named Executive Officers. The following table sets forth information concerning the unexercised options held by the Named Executive Officers as of December 31, 2001. No options were exercised by the Named Executive Officers during fiscal year 2001.

                          Fiscal Year-End Option Values

                                           Number of Securities Underlying      Value of In-the Money Options
                                                  Options at FY-End                     at FY-End(1)
                    Name                      Exercisable/Unexercisable           Exercisable/Unexercisable
---------------------------------------    -------------------------------      -----------------------------
Douglas G. Voss........................             60,000/40,000(2)                      0/0


Richard H. Fontaine(3).................             37,000/38,000                         0/0

(1) Market value of underlying securities at fiscal year end minus the exercise price.

(2) On July 1, 1998, the Company granted Mr. Voss an option to purchase 100,000 shares of Common Stock. In connection with such grant, the Company's Compensation Committee received a Competitive Review of the Executive Compensation Program for the Chief Executive Officer, stating that the options granted to Mr. Voss were competitive and appropriate in light of comparable companies, particularly given the Company's improving performance and the fact that Mr. Voss does not receive any form of short term incentives.

(3) Mr. Fontaine retired from his position with the Company, effective April 30, 2002.

Compensation Committee Interlocks and Insider Participation

     Messrs. Mickelson and Simpson comprised the Compensation Committee for purposes of setting compensation levels for 2001. No member of the Compensation Committee was an officer or employee of the Company or its subsidiary during the fiscal year ended December 31, 2001. Mr. Simpson was an officer and employee of the Company from 1979 through 1987. No executive officer of the Company served as a member of the compensation committee or the board of directors of another entity, one of whose executive officers served on the Company's Compensation Committee or Board during the fiscal year ended December 31, 2001.

Compensation of Directors

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains certain information as of April 30, 2002 regarding the beneficial ownership of the Common Stock by (i) each person known to the Company to own beneficially five percent or more of the Common Stock,
(ii) each director of the Company, (iii) each executive officer of the Company and (iv) the directors and executive officers as a group. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o Great Lakes Aviation, Ltd., 1022 Airport Parkway, Cheyenne, Wyoming 82001.

                                                          Amount and Nature            Percentage of
                                                      of Beneficial Ownership(1)     Outstanding Stock
                                                      --------------------------     -----------------
Douglas G. Voss......................................          5,639,245(2)(3)              64.7%

Gayle R. Brandt......................................          2,157,755(2)(3)              24.9%
1218 Summer Circle Drive
Okoboji, Iowa  51355

Iowa Great Lakes Flyers, Inc.........................            879,245(4)                 10.2%
1965 330th Street
Spencer, Iowa  51301

Tennenbaum & Co., LLC................................            858,400(5)                  9.9%
1999 Avenue of the Stars, 32nd Floor
Los Angeles, California  90067

Michael E. Tennenbaum................................            858,400(6)                  9.9%
1999 Avenue of the Stars, 32nd Floor
Los Angeles, California  90067

Vernon A. Mickelson..................................             36,000(7)                    *
1209 3rd Avenue West
Spencer, Iowa  51301

James A. Frazier.....................................             26,800(8)                    *

Ivan L. Simpson......................................             13,450(9)                    *
21261 North Bay Drive
Spirit Lake, Iowa   51360

Michael L. Tuinstra..................................             13,430(10)                   *

W. Eric Winger.......................................              9,300(11)                   *

Christopher W. Wilken................................                 50                       *

All directors and officers as a group................          5,744,275                    65.2%
 (8 persons) (12)

--------------------

*    Indicates ownership of less than 1% of the outstanding shares of Common
     Stock.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission (the "Commission") and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of April 30, 2002. The same shares may be beneficially owned by more than one person.

(2) Ms. Brandt has granted to Mr. Voss an irrevocable proxy to vote all of her shares of Common Stock (the "Shares") until June 28, 2010. Mr. Voss and Ms. Brandt have also entered into a Shareholder Buy-Sell Agreement (the "Agreement") with respect to the Shares. The term of the Agreement (the "Term") is until June 28, 2010 or until such time as Ms. Brandt does not own any Shares or the Company is dissolved or liquidated. Pursuant to the Agreement, Ms. Brandt could not sell any Shares until June 28, 1999, at which time she was able to sell 470,000 Shares and an additional 235,000 Shares in each year thereafter. Mr. Voss, however, has been granted a right of first refusal to purchase for the market price any Shares which Ms. Brandt desires to so sell. The Agreement also provides Mr. Voss the option to purchase any Shares at any time during the Term for the market price of shares of Common Stock. The Agreement provides that in any transaction in which Mr. Voss sells greater than 5% of his shares of Common Stock, Mr. Voss has the right to compel Ms. Brandt to include the Shares held by her in such transaction on the same terms as the shares of Common Stock of Mr. Voss. In turn, Ms. Brandt has the right to have her Shares included by Mr. Voss in any such transaction on a pro rata basis. The Agreement also provides Mr. Voss with the right to purchase the Shares at the market price upon the death of Ms. Brandt or upon an involuntary disposition of the Shares held by Ms. Brandt. Pursuant to the Agreement, Mr. Voss will vote all shares of Common Stock beneficially owned by him (including the Shares) for the election of Ms. Brandt to the Board.

(3) Mr. Voss is the beneficial owner of 2,602,245 shares of Common Stock, which includes 60,000 shares of Common Stock subject to currently exercisable options. Ms. Brandt is the record owner of 2,151,755 shares of Common Stock and 6,000 shares of Common Stock subject to currently exercisable options. The 2,151,755 shares of Common Stock owned by Ms. Brandt and the shares of Common Stock owned by Iowa Great Lakes Flyers, Inc. are included in the 5,639,245 shares of Common Stock reported by Mr. Voss.

(4) Beneficial ownership of all 879,245 shares of Common Stock is shared with Douglas G. Voss.

(5) Beneficial ownership of all 858,400 shares of Common Stock is shared with Michael E. Tennenbaum.

(6) Beneficial ownership of all 858,400 shares of Common Stock is shared with Tennenbaum & Co., LLC.

(7) Includes 29,000 shares of Common Stock subject to currently exercisable options.

(8) Consists of 26,800 shares of Common Stock subject to currently exercisable options.

(9) Consists of 13,000 shares of Common Stock subject to current exercisable options.

(10) Includes 11,000 shares of Common Stock subject to currently exercisable options.

(11) Includes 8,800 shares of Common Stock subject to currently exercisable options.

(12) Includes an aggregate of 154,650 shares of Common Stock subject to currently exercisable options.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Douglas G. Voss is the sole owner of Iowa Great Lakes Flyers, Inc. ("Flyers"), a corporation which owns and operates four-passenger and six-passenger aircraft and one Beech 1900 aircraft, and owns a fleet of rental cars. From time to time, Flyers leases its four-passenger and six-passenger aircraft to the Company for use in its charter and freight operations. The Company believes that its leases of aircraft from Flyers are on terms no less favorable to the Company than would be similar transactions with unaffiliated third parties. Under these leases, the Company made no payments to Flyers for leased planes and automobile rental payments during the year ended December 31, 2001. Receivables in the amount of $25,805 was offset against certain other payables to Flyers for the rental of automobiles and small aircraft. During the year ended December 31, 2001, the Company issued a note to Raytheon Aircraft Credit Corporation for six months of rental payments totalling $236,000 on Flyers' Beach 1900 aircraft. Additionally, from time to time Flyers loans funds to the Company on a short term basis. As of April 30, 2002, the Company had a total outstanding balance of $240,000 due to Flyers.

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

*    Previously Filed.

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

                                       GREAT LAKES AVIATION, LTD.

Dated: April 30, 2002                  By /s/ Douglas G. Voss
                                          --------------------------------------
                                          Douglas G. Voss,
                                          President and Chief Executive Officer

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


         Signature                       Title                        Date
         ---------                       -----                        ----

/s/ Douglas G. Voss          President, Chief Executive           April 30, 2002
-------------------------     Officer and Director
Douglas G. Voss


/s/ Michael L. Tuinstra      Treasurer                            April 30, 2002
-------------------------
Michael L. Tuinstra


/s/ Christopher W. Wilken    Controller                           April 30, 2002
-------------------------
Christopher W. Wilken


/s/ Vernon A. Mickelson      Director                             April 30, 2002
-------------------------
Vernon A. Mickelson


/s/ Gayle R. Brandt          Director                             April 30, 2002
-------------------------
Gayle R. Brandt


/s/ Ivan L. Simpson          Director                             April 30, 2002
-------------------------
Ivan L. Simpson

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

*    Previously Filed.

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