Form 10-Q
period 2002-03-31
GREAT LAKES AVIATION LTD
filed 2002-05-20
CIK 914397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File No. 0-23224

                           GREAT LAKES AVIATION, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           IOWA                                          42-1135319
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  1022 Airport Parkway, Cheyenne, Wyoming 82001
             -------------------------------------------------------
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

                                    YES       X               NO
                                        -------------            ---------------

As of May 15, 2002, there were 8,680,186 shares of Common Stock, par value $.01 per share, issued and outstanding.

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART  I.  FINANCIAL INFORMATION......................................................................  1

Item 1.   Financial Statements.......................................................................  1

a) Condensed Balance Sheets - unaudited
                      March 31, 2002 and December 31, 2001...........................................  1

b) Condensed Statements of Operations - unaudited
                      Three months ended March 31, 2002 and 2001.....................................  2

c) Condensed Statements of Cash Flows - unaudited
                      Three months ended March 31, 2002 and 2001.....................................  3

d) Condensed Notes to the unaudited
                      Interim Financial Statements...................................................  4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............................................  5

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk..........................................................................  9

PART II.  OTHER INFORMATION.......................................................................... 10

Item 1.   Legal Proceedings.......................................................................... 10

Item 2.   Changes in Securities and Use of Proceeds.................................................. 10

Item 3.   Defaults Upon Senior Securities............................................................ 10

Item 4.   Submission of Matters to a Vote of Security Holders........................................ 10

Item 5.   Other Information.......................................................................... 10

Item 6.   Exhibits and Reports on Form 8-K........................................................... 10

SIGNATURES........................................................................................... 11

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            GREAT LAKES AVIATION, LTD
                                 Balance Sheets
                    (in thousands, except share information)

                                                                (unaudited)
                                                               March 31, 2002   December 31, 2001
                                                               --------------   -----------------
                              ASSETS
CURRENT ASSETS:
     Cash                                                         $     799      $   1,515
     Accounts receivable, net allowance for doubtful accounts
          of $160                                                    10,650          9,837
     Inventories, net                                                 7,397          8,100
     Prepaid expenses and other current assets                        1,421          1,364
                                                                  ---------      ---------
Total current assets                                                 20,267         20,816
                                                                  ---------      ---------
PROPERTY AND EQUIPMENT:
     Flight equipment                                               132,343        132,343
     Other property and equipment                                     7,324          7,064
     Less accumulated depreciation and amortization                 (31,568)       (30,199)
                                                                  ---------      ---------
Total property and equipment                                        108,099        109,208
OTHER ASSETS                                                          2,087          2,087
                                                                  ---------      ---------
                                                                  $ 130,453      $ 132,111
                                                                  =========      =========
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Notes payable and current maturities of long-term debt       $  26,402      $  28,508
     Long-term debt classified as current                            80,354         82,347
     Accounts payable                                                15,685         16,647
     Deferred lease payments                                          8,227          6,235
     Accrued liabilities and unearned revenue                        11,437          7,109
                                                                  ---------      ---------
Total current liabilities                                           142,105        140,846
                                                                  ---------      ---------

LONG-TERM DEBT, net of current maturities                             4,380          4,727
DEFERRED LEASE PAYMENTS                                               1,825          1,904
DEFERRED CREDITS                                                      3,022          3,130

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.01 par value; 50,000,000 shares
         authorized, 8,680,186 shares issued and
         outstanding at March 31, 2002 and December 31, 2001             86             86
     Paid-in capital                                                 31,367         31,367
     Accumulated deficit                                            (52,332)       (49,949)
                                                                  ---------      ---------
Total stockholders' equity (deficit)                                (20,879)       (18,496)
                                                                  ---------      ---------
                                                                  $ 130,453      $ 132,111
                                                                  =========      =========

                 See condensed notes to financial statements.

                           GREAT LAKES AVIATION, LTD.
                            Statements of Operations
                       For the Three Months Ended March 31
                                   (Unaudited)
             (in thousands, except share and per share information)

                                           2002              2001
                                        -----------      -----------
OPERATING REVENUES:
   Passenger                            $    11,991      $    23,131
   Public service                             7,188            3,362
   Freight, charter and other                   894            1,437
                                        -----------      -----------
Total operating revenues                     20,073           27,930
                                        -----------      -----------

OPERATING EXPENSES:
   Salaries, wages and benefits               6,398            9,071
   Aircraft fuel                              2,569            5,065
   Aircraft maintenance, materials
     and component repairs                    1,650            4,944
   Commissions                                  324              767
   Depreciation and amortization              1,766            1,733
   Aircraft rental                            2,036            2,331
   Other rentals and landing fees             1,884            2,158
   Other operating expenses                   3,955            7,832
                                        -----------      -----------
Total operating expenses                     20,582           33,901
                                        -----------      -----------

Operating income (loss)                        (509)          (5,971)
   Interest expense                           1,873            2,657
                                        -----------      -----------
NET INCOME (LOSS)                       $    (2,382)     $    (8,628)
                                        ===========      ===========

BASIC AND DILUTED LOSS PER SHARE        $      (.27)     $     (1.00)
                                        ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING       8,680,186        8,657,651


                 See condensed notes to financial statements.

                           GREAT LAKES AVIATION, LTD.
                             Statements of Cash Flow
                       For the Three Months Ended March 31
                                   (Unaudited)
                                 (in thousands)

                                                                               2002         2001
                                                                             --------     --------
OPERATING ACTIVITIES:
    Net income (loss)                                                        $(2,382)     $(8,628)
    Adjustments to reconcile net (loss) income to net cash used in operating activities
            Depreciation and amortization                                      1,766        1,639
            Change in current operating items:
                Accounts receivable, net                                        (813)        (544)
                Inventories, net                                                 306          (23)
                Prepaid expenses and other current assets                        (58)         101
                Accounts payable and accrued liabilities                       3,258        3,366
                Deferred lease payments and deferred credits                   1,913        1,431
                                                                             -------      -------
                    Net cash flows provided by operating acitivies             3,990       (2,658)
                                                                             -------      -------
INVESTING ACTIVITIES:
   Purchases of flight equipment and
     other property and equipment                                               (260)         (34)
                                                                             -------      -------
                    Net cash flows provided used in investing activities        (260)         (34)
                                                                             -------      -------
FINANCING ACTIVITIES:
   Bank Overdraft                                                                  -        1,811
   Repayment of notes payable and long-term debt                              (1,553)        (307)
   Payments on  line of credit                                                (2,893)        (364)
                                                                             -------      -------
                   Net cash flows used in financing activities                (4,446)       1,140
                                                                             -------      -------

NET CHANGE IN CASH                                                              (716)      (1,552)

CASH:
   Beginning of period                                                         1,515        1,996
                                                                             -------      -------
   End of period                                                             $   799      $   444
                                                                             =======      =======
SUPPLEMENTARY CASH FLOW INFORMATION:
      Cash paid during the period for interest                               $    91      $   630
                                                                             =======      =======

                 See condensed notes to financial statements.

                           GREAT LAKES AVIATION, LTD.
                        CONDENSED NOTES TO THE UNAUDITED
                          INTERIM FINANCIAL STATEMENTS

General

The financial statements included herein have been prepared by Great Lakes Aviation, Ltd. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company's business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The Company

The Company operates as an independent airline and as code-sharing partners with United Airlines, Inc. ("United") and Frontier Airlines, Inc ("Frontier"). At May 1, 2002, The Company served 35 destinations in 10 states to and from Denver. It also served 5 destinations in 3 states to and from Chicago, 6 destinations in 3 states to and from Minneapolis, and 3 destinations in 3 states to and from Phoenix.

Due to significant losses in 2000, 2001 and the first three months of 2002, the Company has exhausted its outside sources of working capital and has no financing agreements in place under which it can secure additional funds. As more fully described below, the Company is in arrears in its payments to substantially all the institutions providing financing for the Company's aircraft, which has resulted in substantially all of its long-term debt being reclassified into current liabilities at March 31, 2002. The Company is attempting to secure additional equity financing and a restructuring of its obligations with its major creditors. No assurances can be made that the Company will be successful in securing such equity financing and financial restructuring.

The Company's auditors have included in their report dated April 10, 2002 on the Company's financial statements for the year ended December 31, 2001 an explanatory paragraph to the effect that substantial doubt exists regarding the Company's ability to continue as a going concern due to the Company's recurring losses from operations and limited sources of additional liquidity.

New Accounting Pronouncements

Effective January 1, 2002, the Company has adopted FASB Statement No. 144, "Accounting for Impairment or Disposal of Long Lived Assets"(FAS 144). The statement addresses financial accounting and reporting related to the impairment of assets and is effective for years beginning after December 15, 2001. While Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of A Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The adoption of FAS 144 had no effect on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001

The following table sets forth certain financial information regarding the
Company:

Statement of Operations Data
                                                   For the Three Months Ended March 31
                                     ------------------------------------------------------------
                                                     2002                           2001
                                     ------------------------------------- ----------------------
                                                      Cents     % Increase                  Cents
                                      Amount          Per       (decrease)  Amount          Per
                                     (in 000s)        ASM       from 2001  (in 000s)        ASM
Operating Revenues
   Passenger                         $ 11,991         13.9      (48.2)%    $ 23,131         19.6
   Public Service                       7,188          8.3      113.8         3,362          2.8
   Other                                  894          1.0      (37.8)        1,437          1.2
                                     --------         ----      -----      --------         ----
Total Operating Revenues               20,073         23.2      (28.1)       27,930         23.6
                                     --------         ----      -----      --------         ----

Operating Expenses
Salaries, wages and benefits            6,398          7.4      (29.5)        9,071          7.7
Aircraft fuel                           2,569          3.0      (49.3)        5,065          4.3
Aircraft maintenance, materials
   and component repairs                1,650          1.9      (66.6)        4,944          4.2
Commissions                               324          0.4      (57.8)          767          0.6
Depreciation and amortization           1,766          2.0        1.9         1,733          1.5
Aircraft rental                         2,036          2.4      (12.7)        2,331          2.0
Other rentals and landing fees          1,884          2.2      (12.7)        2,158          1.8
Other operating expense                 3,955          4.6      (49.5)        7,832          6.6
                                     --------         ----      -----      --------         ----
  Total Operating Expenses             20,582         23.8      (39.3)       33,901         28.7
                                     --------         ----      -----      --------         ----
Operating income (loss)                  (509)           -      (91.5)       (5,971)           -
                                     --------         ----      -----      --------         ----
Interest expense                     $  1,873          2.2      (29.5)     $  2,657          2.2
                                     ========         ====      =====      ========         ====

Selected operating Data                                    Increase(Decrease)
                                               2002              from 2001      2001
                                              -------      ------------------ -------
Available Seat Miles (000s)                    86,516             (26.8)%     118,126
Revenue Passenger Miles (000s)                 30,935             (41.3)%      52,709
Passenger Load Factor                            35.8%             (8.8)pts      44.6%
Passengers carried                            119,299             (46.4)%     222,742
Average Yield per Revenue Passenger Mile         38.8(cent)       (11.6)%        43.9(cent)

Operating Revenues

Operating revenues decreased 28.1% to $20.1 million in the first quarter of 2002 from $27.9 million during the first quarter of 2001. The decrease in operating revenues is the result of a 46.4% decrease in revenue passengers carried to 119,299 in the first quarter of 2002 from 222,742 during the same period of 2001 and a 11.6% decrease in yield to 38.8 cents in the first quarter of 2002 from
43.9 cents during the same period of 2001. Available Seat Miles decreased 26.8% to 86,516 during the first quarter of 2002 from 118,126 for the same period of 2001. These decreases are a result of a reduction in scheduled operating levels during the quarter to focus on Essential Air Service cities and routes which could be expected to generate positive cash flow during the normally light first quarter traffic period.

Essential Air Service Program

At March 31, 2002, the Company served 29 essential air service communities on a subsidized basis. The Company earned $7.2 million and $3.4 million in essential air service subsidies for the three months ended March 31, 2002 and 2001, respectively. The increase in EAS revenues was primarily due to increased subsidy rates.

Operating Expenses

Total operating expenses were $20.6 million, or 23.8 cents per ASM, in the first quarter of 2002 compared to $33.9 million or 28.7 cents per ASM in the first quarter of 2001. Salaries, wages, and benefits expense decreased 29.5% to $6.4 million in the first quarter of 2002 from $9.1 million during the first quarter of 2001, as a result of reductions in staffing levels, hours worked and salary cuts.

Aircraft fuel expenses decreased 49.3%, to $2.6 million, or 3.0 cents per ASM in the first quarter of 2002 from $5.1 million, or 4.3 cents in the first quarter of 2001. This decrease was due to declining fuel prices during the first quarter of 2002 and substantially reduced operating levels.

Aircraft maintenance, materials and component repair expense was 1.9 cents per ASM or $1.6 million during the first quarter of 2002 and 4.2 cents per ASM or $4.9 million during the first quarter of 2001. The first quarter of 2001 had a high level of Beechcraft 1900D scheduled engine overhaul activity. In late 2001, the Company became the first operator of this equipment to be permitted by the Federal Aviation Administration to adopt an "on-condition" maintenance program which effectively extends the time between engine overhaul activities.

Aircraft lease expense in 2002 includes $103,000 of expense related to the early termination of the lease of one of the Embraer Brasilias. The amount of termination costs associated with the potential disposition of other surplus leased aircraft is unknown, but will be recorded as decisions and agreements are reached to dispose of such aircraft and costs are determined. (See Liquidity and Capital Resources below.)

Commissions decreased 57.8% to $324,000 in the first quarter of 2002, from $767,000 during the same period of 2001, as a result of lower commission rates, decreased gross revenues, and increasing direct sales through the Internet.

Other operating expenses decreased to $3.9 million or 4.6 cents per ASM in the first quarter of 2002 from $7.8 million or 6.6 cents per ASM in the first quarter of 2001. The decrease is primarily due to the elimination of certain fees associated with the former United Express agreement and lower levels of operations.

Interest Expense

The decrease in interest expense from $2.7 million in the first quarter of 2001 to $1.9 million in the first quarter of 2002 is due to reduced interest rates as the majority of the Company's fleet is financed at variable interest rates.

Income Tax Expense (Benefit)

No income tax benefit was recorded for the quarter ended March 31, 2002 due to the fact that the Company is in a loss carry forward position and that the realization of any such benefits are substantially in doubt.

Liquidity and Capital Resources

The Company was able to improve its results during the first three months of 2002 as compared to the same period in 2001 primarily as a result of more closely matching the level of operations to available traffic and subsidy revenues which increased from $3.4 million in the 2001 period to $7.2 million in the 2002 period. The loss in the first quarter of 2002 was $2.4 million, down from an $8.6 million loss in the first quarter of 2001. Included in the 2002 loss was rent and other expenses of $2.1 million related to aircraft in excess of those, including spare aircraft, necessary to operate the first quarter's flight schedule. The Company plans to use these surplus aircraft in an expanded future schedule or eliminate them from the fleet as circumstances warrant.

Net cash from operations of $4.0 million was used to purchase equipment, primarily related to the Company's new reservation system, of $260,000, reduce the line of credit by $2.9 million and reduce long-term debt by $1.6 million.

Seasonally, revenues and cash flows usually increase during the second and third quarters of the year.

The Company continues to be in arrears in its payments to two major creditors providing financing for substantially all of its aircraft. At March 31, 2002, it had outstanding obligations to Raytheon Aircraft Credit Corporation ("Raytheon") of $113.2 million including past due principal, interest and lease installments of $16.0 million.

On May 14, 2002, the Company entered into an agreement setting forth certain preconditions which the Company must meet to induce Raytheon to consider a possible restructuring of Great Lakes' obligations to Raytheon. Among other things, the agreement commits Great Lakes to provide Raytheon with evidence that the Company has received a conditional commitment for new equity capital in an amount not less than $5 million, which would be contingent on an acceptable restructuring of the Raytheon debt, by not later than June 17, 2002. It also obligates Great Lakes to make payments of at least $800,000 monthly commencing May 14, 2002, until the closing of the restructuring. In turn, while Raytheon has made no specific commitment to do so, the Company expects to achieve a conversion of a portion of the Raytheon debt into equity and to be able to return its surplus Beechcraft aircraft to Raytheon. If the Company is unsuccessful in complying with the requirements of the letter agreement, Raytheon may take other actions to resolve the outstanding amounts and lease obligations due it by Great Lakes.

As of May 17, 2002 the Company has returned two Beechcraft 1900C cargo aircraft which were on month to month leases and one Beechcraft 1900D passenger aircraft to Raytheon. One Embraer Brasilia leased from Finova was returned in March 2002. With the loss of two Beechcraft 1900D aircraft due to a hangar fire, the Company's current fleet consists of 37 Beechcraft 1900D aircraft, two Beechcraft 1900C aircraft, and seven Embraer Brasilias for a total fleet count of 46 aircraft.

Subsequent Events

On April 30, 2002 the Company fully paid and terminated the line of credit with Coast Business Credit.

On May 14, 2002 one owned Beechcraft 1900D and one leased Beechcraft 1900D, along with spare parts and equipment, were destroyed by fire in a Company maintenance hangar located in Grand Island, Nebraska. The hangar facility, owned by the Hall County Airport Authority, was undergoing door modification at the time of the fire. The Company estimates that the total value of the destroyed aircraft, parts and equipment was approximately $11 million, and was covered by insurance. The Company believes that its insurance company will ultimately recover its payments from third parties. A substantial portion of these proceeds will be remitted to the Company's creditors.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There were no significant changes to the information reported in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On February 27, 2002, Finova Capital Corporation ("Finova") filed suit against the Company in the United States District Court for the District of Arizona No. Civ. 02-0362 PHX SMM. Finova alleges that the Company breached two airplane lease agreements. Finova seeks damages, costs and attorney's fees. The Company filed an answer to this complaint. The Company has returned one of these aircraft to Finova, expects to return the second aircraft by September 2002 and is negotiating a resolution of remaining outstanding obligations under the leases. The Company is also a party to routine litigation incidental to its business, none of which is likely to have a material effect on the Company's financial statements.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None to report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None to report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

          None to report

ITEM 5.   OTHER INFORMATION

          None to report.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          None.

     b)   Reports on Form 8-K

          The registrant filed no Current Reports on Form 8-K for the quarter ended March 31, 2002.

          Subsequent to the quarter ended March 31, 2002, the Company filed a Current Report on Form 8-K relating to a notice that the Company received from Nasdaq indicating that its securities are subject to delisting from the Nasdaq Smallcap Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                            GREAT LAKES AVIATION, LTD.

Dated: May 20, 2002                         By:      /s/   Douglas G. Voss
                                                --------------------------------
                                                     Douglas G. Voss
                                                     President and Chief
                                                     Executive Officer

                                            By:      /s/   Michael L. Tuinstra
                                                --------------------------------
                                                     Michael L. Tuinstra
                                                     Treasurer