Form 10-Q
period 2002-06-30
GREAT LAKES AVIATION LTD
filed 2002-08-14
CIK 914397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File No. 0-23224

                           GREAT LAKES AVIATION, LTD.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             IOWA                                       42-1135319
----------------------------------        --------------------------------------
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

As of June 30, 2002, there were 8,680,186 shares of Common Stock, par value $.01 per share, issued and outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION ..............................................  1

Item 1.  Financial Statements. ..............................................  1

a)  Balance Sheets - unaudited
         June 30, 2002 and December 31, 2001 ................................  1

b)  Statements of Operations - unaudited
         Three months and Six months ended June 30, 2002 and 2001 ...........  2

c)  Statements of Cash Flows - unaudited
         Six months ended June 30, 2002 and 2001 ............................  3

d)  Condensed Notes to the unaudited
         Interim Financial Statements .......................................  4

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations .....................  5

Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk ................................................. 13

PART II. OTHER INFORMATION .................................................. 13

Item 1.  Legal Proceedings .................................................. 13

Item 2.  Changes in Securities and Use of Proceeds .......................... 14

Item 3.  Defaults Upon Senior Securities .................................... 14

Item 4.  Submission of Matters to a Vote of Security Holders ................ 14

Item 5.  Other Information .................................................. 14

Item 6.  Exhibits and Reports on Form 8-K ................................... 14

SIGNATURES .................................................................. 15

CERTIFICATIONS .............................................................. 16

PART I:     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            GREAT LAKES AVIATION, LTD
                                 Balance Sheets
                                   (unaudited)
                    (in thousands, except share information)

                                                            June 30, 2002  December 31, 2001
                                                            -------------  -----------------
                              ASSETS
CURRENT ASSETS:
     Cash                                                       $     387    $   1,515
     Accounts receivable, net allowance for doubtful accounts
          of $160                                                  17,004        9,837
     Inventories, net                                               5,449        8,100
     Prepaid expenses and other current assets                      1,406        1,364
                                                                ---------    ---------
Total current assets                                               24,246       20,816
                                                                ---------    ---------
PROPERTY AND EQUIPMENT:
     Flight equipment                                             128,120      132,343
     Other property and equipment                                   7,386        7,064
     Less accumulated depreciation and amortization               (32,528)     (30,199)
                                                                ---------    ---------
Total property and equipment                                      102,978      109,208
OTHER ASSETS                                                        2,455        2,087
                                                                ---------    ---------
                                                                $ 129,679    $ 132,111
                                                                =========    =========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Notes payable and current maturities of long-term debt     $  30,123    $  28,508
     Long-term debt classified as current                          73,376       82,347
     Accounts payable                                              13,820       16,647
     Past due lease payments                                        9,794        6,235
     Accrued liabilities and unearned revenue                      13,284        7,109
                                                                ---------    ---------
Total current liabilities                                         140,397      140,846
                                                                ---------    ---------
LONG-TERM DEBT, net of current maturities                           4,025        4,727
DEFERRED LEASE PAYMENTS                                             1,746        1,904
DEFERRED CREDITS                                                    2,913        3,130
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.01 par value; 50,000,000 shares
         authorized, 8,680,186 shares issued and
         outstanding at June 30, 2002 and December 31, 2001            86           86
     Paid-in capital                                               31,367       31,367
     Accumulated deficit                                          (50,855)     (49,949)
                                                                ---------    ---------
Total stockholders' equity (deficit)                              (19,402)     (18,496)
                                                                ---------    ---------
                                                                $ 129,679    $ 132,111
                                                                =========    =========

                  See condensed notes to financial statements.

                           GREAT LAKES AVIATION, LTD.
                            Statements of Operations
                   For the Three and Six Months Ended June 30
                                   (Unaudited)
             (in thousands, except share and per share information)

                                                For the Three Months           For the Six Months
                                                   Ended June 30                  Ended June 30
                                                2002            2001           2002           2001
                                             -----------    -----------    -----------    -----------
OPERATING REVENUES:
   Passenger                                 $    13,535    $    21,680    $    25,526    $    44,811
   Public service                                  8,753          3,905         15,941          7,267
   Freight, charter and other                        852          1,298          1,746          2,735
                                             -----------    -----------    -----------    -----------
Total operating revenues                          23,140         26,883         43,213         54,813
                                             -----------    -----------    -----------    -----------

OPERATING EXPENSES:
   Salaries, wages and benefits                    6,107          8,508         12,505         17,579
   Aircraft fuel                                   2,997          5,083          5,566         10,148
   Aircraft maintenance, materials
     and component repairs                         3,015          3,878          4,665          8,822
   Commissions                                       296            713            620          1,480
   Depreciation and amortization                   1,761          1,771          3,526          3,504
   Aircraft rental                                 1,854          2,087          3,890          4,418
   Other rentals and landing fees                  1,680          1,744          3,564          3,902
   Other operating expenses                        3,645          5,860          7,601         13,693
                                             -----------    -----------    -----------    -----------
Total operating expenses                          21,355         29,644         41,937         63,546
                                             -----------    -----------    -----------    -----------
Operating income (loss)                            1,785         (2,761)         1,276         (8,733)
   Interest expense                               (1,721)        (2,336)        (3,594)        (4,993)
   Gain on insurance recovery                      1,413           --            1,413           --
                                             -----------    -----------    -----------    -----------
NET INCOME (LOSS)                            $     1,477    $    (5,097)   $      (905)   $   (13,726)
                                             ===========    ===========    ===========    ===========

BASIC AND DILUTED EARNING (LOSS) PER SHARE   $       .17    $      (.59)   $      (.10)   $     (1.59)
                                             ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING            8,680,186      8,657,651      8,680,186      8,657,651


                  See condensed notes to financial statements.

                           GREAT LAKES AVIATION, LTD.
                             Statements of Cash Flow
                        For the Six Months Ended June 30
                                   (Unaudited)
                                 (in thousands)

                                                                           2002 (1)      2001
                                                                           --------    --------
OPERATING ACTIVITIES:
    Net income (loss)                                                      $   (905)   $(13,726)
    Adjustments to reconcile net (loss) income to net cash used in operating activities
            Depreciation and amortization                                     3,526       3,273
            Gain on insurance recovery                                       (1,413)
            Change in current operating items:
                Accounts receivable, net                                     (1,884)       (373)
                Inventories, net                                              1,062        (320)
                Prepaid expenses and other current assets                       (42)        157
                Accounts payable                                             (2,828)      7,299
                Past Due lease payments and deferred credits                  3,842         980
                Accrued liabilities and unearned revenue                      6,071        (225)
                                                                           --------    --------
                    Net cash flows provided by (used in)
                       operating activities                                   7,429      (2,935)
                                                                           --------    --------
INVESTING ACTIVITIES:
   Purchases of flight equipment and
     other property and equipment                                              (322)       (266)
   Change in other assets                                                      (366)        112
   Proceeds from insurance recovery                                             973        --
                                                                           --------    --------
                    Net cash flows provided by (used in)
                       investing activities                                     285        (154)
                                                                           --------    --------
FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and long-term debt                  --         8,787
   Repayment of notes payable and long-term debt                             (4,232)     (2,954)
   Payments on  line of credit                                               (4,610)     (4,724)
                                                                           --------    --------
                    Net cash flows provided by (used in)
                       financing activities                                  (8,842)      1,109
                                                                           --------    --------
NET CHANGE IN CASH                                                           (1,128)     (1,980)

CASH:
   Beginning of period                                                        1,515       1,996
                                                                           --------    --------
   End of period                                                           $    387    $     16
                                                                           ========    ========
SUPPLEMENTARY CASH FLOW INFORMATION:
      Cash paid during the period for interest                             $    356    $    589
                                                                           ========    ========

(1) Amounts exclude one-time effect of recording insured loss of one owned and one leased Beech 1900D and inventory in a hangar fire on May 14, 2002.

The net book values of the Company's inventory and flight equipment lost were $794 and $3,821 respectively, and the Company had a debt obligation for the aircraft of $3,184. In addition, the Company incurred a liability to Raytheon Aircraft Credit Corporation for the stipulated loss value of the leased aircraft. Insurance on the assets totaled $9,963 of which $7,672 is to be paid to Raytheon on the foregoing obligations including past due interest and deferred lease payments on these aircraft. A gain on insurance recovery of $1,413 was recognized representing the excess of the total insurance over the net book value of the Company's assets that were destroyed and liability incurred on the leased aircraft.

At June 30, 2002, accounts receivable included a balance of $5,284 to be received from insurance companies and accounts payable included a liability to Raytheon of $4,610 for amounts due related to the destroyed aircraft. Through June, 30, 2002 total cash received by the Company applicable to destroyed aircraft parts was $973.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include government subsidies, ticket pricing with code sharing partners, depreciable lives, impairment and obsolescence and lease termination costs. Actual results could differ from those estimates.

The Company

The Company operates as an independent airline and as code-sharing partners with United Airlines, Inc. ("United") and Frontier Airlines, Inc ("Frontier"). At August 1, 2002, The Company served 35 destinations in ten states to and from Denver. It also served five destinations in three states to and from Chicago, six destinations in three states to and from Minneapolis, and three destinations in three states to and from Phoenix.

Due to losses in 2000, 2001 and the first six months of 2002, the Company has exhausted its outside sources of working capital and has no financing agreements in place under which it can secure additional funds. The Company is in arrears in its payments to substantially all the institutions providing financing for the Company's aircraft, which has resulted in substantially all of its long-term debt being reclassified into current liabilities at December 31, 2001 and June 30, 2002. The Company is attempting to secure additional equity financing and a restructuring of its obligations with its major creditors. No assurances can be made that the Company will be successful in securing such equity financing and financial restructuring.

The Company's auditors have included in their report dated April 10, 2002 on the Company's financial statements for the year ended December 31, 2001 an explanatory paragraph to the effect that substantial doubt exists regarding the Company's ability to continue as a going concern due to the Company's recurring losses from operations and limited sources of additional liquidity.

New Accounting Pronouncements

Effective January 1, 2002, the Company has adopted FASB Statement No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" (FAS 144). The statement addresses financial accounting and reporting related to the impairment of assets and is effective for years beginning after December 15, 2001. While Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of A Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The adoption of FAS 144 had no effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The discussion and analysis in this section and in the notes to the financial statements contain certain forward-looking terminology such as "believes," "anticipates," "will," and "intends," "expects to", or comparable terminology which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein and in other reports filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

June 30, 2002 AND 2001

The following table sets forth certain financial information regarding the
Company:

Statement of Operations Data

                                        For the Three Months Ended June 30
                                  ------------------------------------------------
                                             2002                       2001
                                  -----------------------------  -----------------
                                              Cents  % Increase              Cents
                                   Amount      Per   (decrease)   Amount      Per
                                  (in 000s)    ASM   from 2001   (in 000s)    ASM
Operating Revenues
   Passenger                      $ 13,535     15.3    (37.6)%   $ 21,680     19.3
   Public Service                    8,753      9.9    124.1        3,905      3.5
   Other                               852      1.0    (34.4)       1,298      1.2
                                  --------    -----    -----     --------    -----
Total Operating Revenues            23,140     26.1    (13.9)      26,883     23.9
                                  --------    -----    -----     --------    -----

Operating Expenses
Salaries, wages and benefits         6,107      6.9    (28.2)       8,508      7.6
Aircraft fuel                        2,997      3.4    (41.0)       5,083      4.5
Aircraft maintenance, materials
   and component repairs             3,015      3.4    (22.3)       3,878      3.5
Commissions                            296      0.3    (58.5)         713      0.6
Depreciation and amortization        1,761      2.0     (0.6)       1,771      1.6
Aircraft rental                      1,854      2.1    (11.2)       2,087      1.9
Other rentals and landing fees       1,680      1.9     (3.7)       1,744      1.6
Other operating expense              3,645      4.1    (37.8)       5,860      5.2
                                  --------    -----    -----     --------    -----
  Total Operating Expenses          21,355     24.1    (28.0)      29,644     26.4
                                  --------    -----    -----     --------    -----
Operating income (loss)              1,785     --     (164.7)      (2,761)    --
                                  ========    =====    =====     ========    =====
Interest expense                     1,721      1.9     26.3        2,336      2.1
                                  ========   ======    =====     ========    =====
Gain on insurance recovery        $  1,413     --       --       $   --       --
                                  ========    =====    =====     ========    =====



Selected operating Data                                   Increase(Decrease)
                                                 2002         from 2001        2001
                                             ------------     ----------   --------------
Available Seat Miles (000s)                   88,665           (21.1)%      112,364
Revenue Passenger Miles (000s)                34,722           (41.1)%       58,999
Passenger Load Factor                           39.2%          (13.3)pts       52.5%
Passengers carried                           129,785           (45.3)%      237,210
Average Yield per Revenue Passenger Mile        38.9(cent)       5.7%          36.8(cent)


Operating Revenues

Operating revenues decreased 13.9% to $23.1 million in the second quarter of 2002 from $26.9 million during the second quarter of 2001. The decrease in operating revenues is net the result of a 41.1% decrease in revenue passengers miles to 34.7 million in the second quarter of 2002 from 59.0 million during the same period of 2001 and a 5.7% increase in yield to 38.9 cents in the second quarter of 2002 from 36.8 cents during the same period of 2001. Available Seat Miles decreased 21.1% to 88.7 million during the second quarter of 2002 from
112.4 million for the same period of 2001. These decreases are a result of a reduction in scheduled operating levels and passenger traffic begun during the fourth quarter of 2001 to focus on Essential Air Service cities and other routes which could be expected to generate positive cash flow during the reduction in demand following the attacks on September 11.

Public Service Revenues

At June 30, 2002, the Company served 29 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Subsidies for the three month periods ended June 30, 2002 and 2001 were $8.8 million and $3.9 million, respectively. The increase in subsidies was primarily due to increased subsidy rates following the increase by Congress in the total available annual subsidy budget from $50 million prior to September 11, 2001 to $113 million effective October 1, 2001. Also, as a result of subsequent negotiations with the Department of Transportation, Essential Air Service payments recorded in the three month period ended June 30, 2002 include $731,000 of revenue related to service provided in the prior three month period.

Service may continue to be provided after old subsidy agreements have expired and new agreements are being negotiated. Subsidy agreements, usually for 18 to 24 month periods contain formulas, which are based in part on historic revenues realized and costs incurred on the subsidized routes. Over time, if traffic levels and associated revenues increase, the Company anticipates that subsidy rates will decline to maintain a target of a five percent return on total cost of providing the service. Agreements have been signed establishing subsidy rates for 16 cities and negotiations to establish subsidy rates for the other 13 cities are continuing.

Operating Expenses

Total operating expenses were $21.4 million, or 24.1 cents per ASM, in the second quarter of 2002 compared to $29.6 million or 26.4 cents per ASM in the second quarter of 2001. Salaries, wages, and benefits expense decreased 28.2% to $6.1 million in the second quarter of 2002 from $8.5 million during the second quarter of 2001, as a result of reductions in staffing levels, hours worked and salary cuts.

Aircraft fuel expenses decreased 41.0%, to $3.0 million, or 3.4 cents per ASM in the second quarter of 2002 from $5.1 million, or 4.5 cents in the second quarter of 2001. This decrease was due to substantially reduced operating levels.

Aircraft maintenance, materials and component repair expense was 3.4 cents per ASM or $3.0 million during the second quarter of 2002 and 3.5 cents per ASM or $3.9 million during the second quarter of 2001.

Commissions decreased 58.5% to $296,000 in the second quarter of 2002, from $713,000 during the same period of 2001, as a result of lower travel agency commission rates, decreased gross revenues, and increasing direct sales through the Internet. On June 12, 2002 the Company followed a majority of the airline industry by discontinuing the payment of commissions to travel agents.

Aircraft lease expense decreased 11.2% to $1.9 million in the second quarter of 2002, from $2.1 million in the same period of 2001 as a result of the termination of leases on one EMB-120 and two Beech 1900D aircraft. As of March 31, 2002, one of two EMB-120 aircraft leased from Finova Corporation was returned to the lessor, and the lease was terminated. At January 1, 2002, the Company was leasing one aircraft, a Beech 1900D, from an affiliated company for approximately $40,000 a month. Effective March 31, 2002, the lease was terminated and the aircraft returned to the lessor. On May 14, 2002, a Beech 1900D was destroyed in a hangar fire, and lease rentals ceased May 31, 2002.

Other operating expenses decreased to $3.6 million or 4.1 cents per ASM in the second quarter of 2002 from $5.9 million or 5.2 cents per ASM in the second quarter of 2001. The decrease is primarily due to the elimination of certain fees associated with the former United Express agreement, lower levels of operations and other actions, which were taken to ease costs after September 11.

Interest Expense

The decrease in interest expense from $2.3 million in the second quarter of 2001 to $1.7 million in the second quarter of 2002 is primarily due to reduced interest rates as the majority of the Company's fleet is financed at variable interest rates. In addition, on April 30, 2002 the Company fully paid and terminated the line of credit with Coast Business Credit.

Income Tax Expense (Benefit)

No income tax expense was recorded for the quarter ended June 30, 2002 due to the fact that the Company utilized a loss carry forward for which a valuation allowance had been provided.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED

June 30, 2002 AND 2001

The following table sets forth certain financial information regarding the
Company:

Statement of Operations Data

                                           For the Six Months Ended June 30
                                  ------------------------------------------------
                                               2002                    2001
                                  -----------------------------  -----------------
                                              Cents  % Increase              Cents
                                   Amount      Per   (decrease)   Amount      Per
                                  (in 000s)    ASM   from 2001   (in 000s)    ASM
Operating Revenues
   Passenger                      $ 25,526     14.6    (43.0)%   $ 44,811     19.4
   Public Service                   15,941      9.1    119.4        7,267      3.2
   Other                             1,746      1.0    (36.2)       2,735      1.2
                                  --------    -----    -----     --------    -----
Total Operating Revenues            43,213     24.7    (21.2)      54,813     23.8
                                  --------    -----    -----     --------    -----

Operating Expenses
Salaries, wages and benefits        12,505      7.1    (28.9)      17,579      7.6
Aircraft fuel                        5,566      3.2    (45.2)      10,148      4.4
Aircraft maintenance, materials
   and component repairs             4,665      2.7    (47.1)       8,822      3.8
Commissions                            620      0.4    (58.1)       1,480      0.6
Depreciation and amortization        3,526      2.0      0.6        3,504      1.5
Aircraft rental                      3,890      2.2    (12.0)       4,418      1.9
Other rentals and landing fees       3,564      2.0     (8.7)       3,902      1.7
Other operating expense              7,601      4.3    (44.5)      13,693      5.9
                                  --------    -----    -----     --------    -----
  Total Operating Expenses          41,937     23.9    (34.0)      63,546     27.6
                                  --------    -----    -----     --------    -----
Operating income (loss)              1,276     --     (114.6)      (8,733)    --
                                  ========    =====    =====     ========    -----
Interest expense                     3,594      2.1     28.0        4,993      2.2
                                  ========    =====    =====     ========    =====
Gain on insurance recovery        $  1,413     --       --       $   --       --
                                  ========    =====    =====     ========    =====


Selected operating Data                                   Increase(Decrease)
                                                 2002         from 2001        2001
                                             ------------     ----------   ------------
Available Seat Miles (000s)                  175,181          (24.0)%      230,490
Revenue Passenger Miles (000s)                65,657          (41.2)%      111,709
Passenger Load Factor                           37.5%         (11.0)pts       48.5%
Passengers carried                           249,084          (45.8)%      459,980
Average Yield per Revenue Passenger Mile        38.9(cent)     (3.0)%         40.1(cent)


Operating Revenues

Operating revenues decreased 24.7% to $43.2 million in the first half of 2002 from $54.8 million during the first half of 2001. The decrease in operating revenues is the net result of a 41.2% decrease in revenue passengers miles to
65.7 million in the first half of 2002 from 111.7 million during the same period of 2001 and a 3.0% decrease in yield to 38.9 cents in the first half of 2002 from 40.1 cents during the same period of 2001. Available Seat Miles decreased 24.0% to 175.2 million during the first half of 2002 from 230.5 million for the same period of 2001. These decreases are a result of a reduction in scheduled operating levels and passenger traffic begun during the fourth quarter of 2001 to focus on Essential Air Service cities and other routes which could be expected to generate positive cash flow during the reduction in demand following the attacks on September 11.

Public Service Revenues

At June 30, 2002, the Company served 29 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Subsidies for the six month periods ended June 30, 2002 and 2001 were $15.9 million and $7.3 million, respectively. The increase in subsidies was primarily due to increased subsidy rates following the increase by Congress in the total available annual subsidy budget from $50 million prior to September 11, 2001 to $113 million effective October 1, 2001. Subsidy agreements, usually for 18 to 24 month periods contain formulas, which are based in part on historic revenues realized and cost incurred on the subsidized routes. Over time, if traffic levels and associated revenues increase, the Company anticipates that subsidy rates will decline to maintain a target of a five percent return on total cost of providing the service. Agreements have been signed establishing subsidy rates for 16 cities and negotiations to establish subsidy rates for the other 13 cities are continuing.

Operating Expenses

Total operating expenses were $41.9 million, or 23.9 cents per ASM, in the first half of 2002 compared to $63.5 million or 27.6 cents per ASM in the first half of 2001. Salaries, wages, and benefits expense decreased 28.9% to $12.5 million in the first half of 2002 from $17.6 million during the first half of 2001, as a result of reductions in staffing levels, hours worked and salary cuts.

Aircraft fuel expenses decreased 45.2%, to $5.6 million, or 3.2 cents per ASM in the first half of 2002 from $10.1 million, or 4.4 cents in the first half of 2001. This decrease was due to substantially reduced operating levels.

Aircraft maintenance, materials and component repair expense was 2.7 cents per ASM or $4.7 million during the first half of 2002 and 3.8 cents per ASM or $8.8 million during the first half of 2001. In September 2001, the Company became the first operator of Pratt & Whitney PT6A-67D engines, which has been permitted by the Federal Aviation Administration to adopt an "on condition" maintenance program. As a result, cost of major engine maintenance declined from 3.5 million to 1.7 million between the two periods.

Commissions decreased 58.1% to $620,000 in the first half of 2002, from $1.5 million during the same period of 2001, as a result of lower travel agency commission rates, decreased gross revenues and increasing direct sales through the Internet. On June 12, 2002 the Company followed a majority of the airline industry by discontinuing the payment of commissions to travel agents.

Aircraft lease expense decreased 12.0% to $3.9 million in the first half of 2002, from $4.4 million during the same period of 2001, as a result of termination a lease of one EMB-120 and two Beech 1900D aircraft. As of March 31, 2002, one of two EMB-120 aircraft leased from Finova Corporation was returned to the lessor, and the lease was terminated. At January 1, 2002, the Company was leasing one aircraft, a Beech 1900D, from an affiliated company. Effective March 31, 2002, the lease was terminated and the aircraft returned to the lessor. On May 14, 2002, a Beech 1900D was destroyed in a hangar fire, and lease rentals ceased May 31, 2002.

Other operating expenses decreased to $7.6 million or 4.3 cents per ASM in the first half of 2002 from $13.7 million or 5.9 cents per ASM in the first half of 2001. The decrease is primarily due to the elimination of certain fees associated with the former United Express agreement, lower levels of operations and other actions, which were taken to ease costs after September 11.

Interest Expense

The decrease in interest expense from $5.0 million in the first half of 2001 to $3.6 million in the first half of 2002 is primarily due to reduced interest rates as the majority of the Company's fleet is financed at variable interest rates. In addition, on April 30, 2002 the Company fully paid and terminated the line of credit with Coast Business Credit.

Income Tax Expense (Benefit)

No income tax benefit was recorded for the six months ended June 30, 2002 due to the fact that the Company utilized a loss carry forward position and that the realization of any such benefits are substantially in doubt.

Contractual Obligations

The following table summarized Great Lakes contractual obligations at December 31, 2001 in its annual report on Form 10-K/A:

                                                                               After
                        2002        2003, 2004    2005, 2006      2006         Total
                     -----------   -----------   -----------   -----------   ------------
Long-term debt       $15,111,114   $16,689,821   $15,143,083   $55,241,561   $102,185,579
Other debt            13,396,586             0             0             0     13,396,586
Operating leases       8,469,888    15,729,276    15,002,976    37,527,110     76,729,250
                     -----------   -----------   -----------   ----------    ------------
                     $36,977,588   $32,419,097   $30,146,059   $92,768,671   $192,311,415
                     ===========   ===========   ===========   ===========   ============

The following events, which occurred in 2002, will reduce the obligations as described above:

     o Loss of one owned Beech 1900D and the subsequent retirement of related debt with insurance proceeds will reduce annual long-term debt payments in the near term by approximately $250,000.

     o Other debt includes amounts outstanding of $4.6 million at December 31, 2001 related to a line of credit with Coast Business Credit, which was paid in full and terminated on April 30, 2002.

     o Return of one leased EMB-120 to Finova Corporation, return on of one leased Beech 1900D to an affiliated company and the destruction of one lease Beech 1900D in a hangar fire will reduce annual rental obligations by approximately $1.5 million.

Liquidity and Capital Resources

The Company substantially improved its results for the three months and six months ended June 30, 2002 as compared to the same periods in 2001 primarily as a result of more closely matching the level of operations to available traffic and focusing on Essential Air Service routes which produce substantial levels of subsidy. Subsidy revenues increased from $3.9 million and $7.3 million in the three months and six months, respectively, in 2001 to $8.8 million and $15.9 million in the three months and six months, respectively, in 2002. The Company had net income of $1.5 million in the three months ended June 30, 2002 as compared to a loss of $5.1 million in the same period of 2001. For the six months ended June 20, 2002, the loss was $0.9 million, compared to a loss of $13.7 million in the same period of 2001. As more fully described below, the 2002 periods include the effect of the insurance recovery on two aircraft destroyed in a hangar fire, which increased income by $1.5 million. Also, as a result of subsequent negotiations with the Department of Transportation, Essential Air Service payments recorded in the three month period ended June 30, 2002 include $731,000 of revenue related to service provided in the prior three month period.

Included in the 2002 results were $2.0 million in the three month period ended June 30, 2002, and $4.1 million in the six month period ended June 30, 2002 related to the cost of aircraft for which the Company is committed in excess of those aircraft necessary to operate the Company's current flight schedules. These amounts are based upon the actual number of aircraft required to operate the Company's current flight schedules plus two Beechcraft 1900D and one Embraer Brasilia operating spare aircraft. Costs associated with excess aircraft are based on expense associated with each of the aircraft. The Company is negotiating to revise lease agreements to recognize actual usage of these aircraft, or will incorporate them in a future schedule or eliminate them from the fleet as the circumstances warrant, but no plans have been finalized and no amount has been accrued related to possible costs associated with any lease terminations.

The Company continues to be in arrears in its payments to its major creditors providing financing for substantially all of its aircraft. At June 30, 2002, it had outstanding obligations to its creditors providing financing for its aircraft of $120.6 million including past due principal, interest and lease installments of $23.9 million.

Total cash at June 30, 2002 was $387,000, down from $1.5 million at December 31, 2001. However, net cash flow provided from operating activities was $7.4 million due to unpaid rent and increase in unearned revenues discussed below. On April 30, 2002, the Company fully paid and terminated it's line of credit relationship with Coast Business Credit.

On May 14, 2002, one owned Beechcraft 1900D and one leased Beechcraft 1900D, along with spare parts were destroyed by fire in a Company maintenance hangar located in Grand Island, Nebraska. The hangar facility, owned by the Hall County Airport Authority, was undergoing door modification at the time of the fire. Of the total insured value of $10.0 million, $7.7 million is being applied to payment of the value of the leased aircraft and current and past due debt and lease obligations due Raytheon. The balance is being used by the Company to replace inventory and tooling or being added to general corporate funds.

At June 30, 2002, accounts receivable includes $5.3 million not yet received from insurance companies of which $4.0 will be paid directly to Raytheon. The $4.0 million obligation to Raytheon is included in notes payable and current maturities of long-term debt. Insurance proceeds of $973,000 have been received and retained by the Company.

Accrued liabilities and unearned revenue includes liability for unused tickets sold by Great Lakes of $3.8 million at June 30, 2002 compared to $0.4 million at December 31, 2001. The Company began selling its own tickets in December 2001. Unpaid aircraft rental installments generated the increase in deferred lease payments and deferred credits.

For the six months ended June 30, 2001 approximately 92% of the Company's passenger revenues were generated utilizing United Airlines ticket stock. As a result of changing to the current code sharing partnership with United Airlines approximately 43% of the Company's passenger revenues continue to be on United Airlines ticket stock. Usage of the Company's own ticketing sales has grown to represent approximately 37% of passenger revenues being generated. The Frontier Airlines code share partnership is currently providing approximately 9% of passenger revenue sales.

On May 14, 2002, the Company entered into an agreement setting forth certain preconditions, which the Company must meet to induce Raytheon to consider a possible restructuring of the Company's obligations to Raytheon. Among other things, the agreement committed the Company to provide Raytheon with evidence that the Company had received a conditional commitment for new equity capital in an amount not less than $5 million, which would be contingent on an acceptable restructuring of the Raytheon debt, by not later than June 17, 2002. It also obligated the Company to make payments of at least $800,000 monthly commencing May 14, 2002, until the closing of the restructuring. In turn, the Company is seeking to achieve a conversion of a portion of the Raytheon debt into equity and to return its surplus Beech aircraft to Raytheon. The Company has been in negotiations with a potential investor regarding the above mentioned equity investment. There can be no assurance that an equity investment will be obtained.

On June 27, 2002, the Company retained the Seabury Group to assist it in developing a revised business plan, restructuring its debt and lease obligations as well as raising additional capital. On July 25, 2002, Raytheon indicated that it was satisfied with the Company's and Seabury's progress in developing a revised business plan and is prepared to extend the agreed upon June 17, 2002 deadline to achieve the additional financing. In addition, the Company and Raytheon set a deadline of August 26, 2002, for the Company having in place a strengthened management team. There are no assurances that the Company will be able to satisfy Raytheon's requirements.

On August 1, 2002, the Company attended an oral hearing before a panel authorized by the Nasdaq Stock Market Board of Directors to determine the status of a continued listing of the Company's common stock on The Nasdaq SmallCap Market in view of the Company's failure to meet the stockholders' equity/market value of listed securities/net income requirements set forth in the Marketplace Rules for Nasdaq continued listing.

On August 13, 2002 the Company was notified by the Nasdaq Stock Market Inc. that its common stock will be delisted from the Nasdaq SmallCap Market, effective with the open of business on August 14, 2002. The Company's common stock will be eligible for trading on the Over-the-Counter Bulletin Board (OTCBB). The OTCBB is a controlled quotation service that offers real-time quotes, last sale prices and volume information in over-the-counter equities. Delisting of the Company's common stock from Nasdaq could have a material adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes to the information reported in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 27, 2002, Finova Capital Corporation ("Finova") filed suit against the Company in the United States District Court for the District of Arizona No. Civ. 02-0362 PHX SMM. Finova alleges that the Company breached two airplane lease agreements. Finova seeks damages, costs and attorney's fees. The Company filed an answer to this complaint. The Company has returned one of these aircraft to Finova and is negotiating a resolution of remaining outstanding obligations under the leases.

In addition, the Company is involved in routine legal actions in the ordinary course of its business. Although the outcomes of any such legal actions can not be predicted, in the opinion of management these routine legal proceedings are unlikely to have a material adverse effect upon the Company's business, operating results, cash flows and financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

None to report

ITEM 5.  OTHER INFORMATION

None to report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          None.

     b)   Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on May 1, 2002 relating to a notice that the Company received from Nasdaq indicating that its securites are subject to delisting from the Nasdaq SmallCap Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                       GREAT LAKES AVIATION, LTD.

Dated:    August 13, 2002              By: /s/  Douglas G. Voss
                                           -------------------------------------
                                           Douglas G. Voss
                                           President and Chief Executive Officer

                                       By: /s/  Michael L. Tuinstra
                                           -------------------------------------
                                           Michael L. Tuinstra
                                           Treasurer

                                 CERTIFICATIONS

In connection with the Quarterly Report of Great Lakes Aviation, Ltd, (the "Company") on Form 10-Q for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:    August 13, 2002              By: /s/  Douglas G. Voss
                                           ---------------------------------=---
                                           Douglas G. Voss
                                           Chief Executive Officer, President
                                           And Chairman of the Board

                                       By: /s/  Michael L. Tuinstra
                                           -------------------------------------
                                           Michael L. Tuinstra
                                           Treasurer
                                           (Principal Accounting and Financial
                                           Officer)