Form 10-Q
period 2002-09-30
GREAT LAKES AVIATION LTD
filed 2002-11-14
CIK 914397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2002

OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _______________

                           Commission File No. 0-23224

                           GREAT LAKES AVIATION, LTD.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     IOWA                                   42-1135319
       -------------------------------            ------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

                  1022 Airport Parkway, Cheyenne, Wyoming 82001
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (307) 432-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X            NO  ______
                                 ------

As of November 1, 2002, there were 8,680,186 shares of Common Stock, par value $.01 per share, issued and outstanding.

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART  I.  FINANCIAL INFORMATION..................................................       1

Item 1.  Financial Statements....................................................       1

a)       Balance Sheets - unaudited
               September 30, 2002 and December 31, 2001..........................       1

b)       Statements of Operations - unaudited
               Three Months and Nine Months ended September 30, 2002 and 2001....       2

c)       Statements of Cash Flow - unaudited
               Nine Months ended September 30, 2002 and 2001.....................       3

d)       Condensed Notes to the unaudited
                  Interim Financial Statements...................................       4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........................       6

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk.......................................................      16

Item 4.  Control Procedures......................................................      16

PART II.  OTHER INFORMATION......................................................      17

Item 1.  Legal Proceedings.......................................................      17

Item 2.  Changes in Securities and Use of Proceeds...............................      17

Item 3.  Defaults Upon Senior Securities.........................................      17

Item 4.  Submission of Matters to a Vote of Security Holders.....................      17

Item 5.  Other Information.......................................................      17

Item 6.  Exhibits and Reports on Form 8-K........................................      17

SIGNATURES.......................................................................      18

CERTIFICATIONS...................................................................      19

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                           GREAT LAKES AVIATION, LTD.
                                 Balance Sheets
                                   (unaudited)
                    (in thousands, except share information)

                                                                             September 30,      December 31,
                                                                                  2002              2001
                                                                             -------------      ------------
                        ASSETS
CURRENT ASSETS:
      Cash                                                                   $         505      $      1,515
      Accounts receivable, net of allowance for
         doubtful accounts of $160 and $160                                         10,804             9,837
      Inventories, net                                                               5,338             8,100
      Prepaid expenses and other current assets                                        208             1,364
                                                                             -------------      ------------
Total current assets                                                                16,855            20,816
                                                                             -------------      ------------

PROPERTY AND EQUIPMENT:
      Flight equipment                                                             128,398           132,343
      Other property and equipment                                                   7,381             7,064
      Less accumulated depreciation and amortization                               (33,869)          (30,199)
                                                                             -------------      ------------
Total property and equipment                                                       101,910           109,208
OTHER ASSETS                                                                         2,355             2,087
                                                                             -------------      ------------
                                                                             $     121,120      $    132,111
                                                                             =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
      Notes payable and current maturities of long-term debt                 $      28,265      $     28,508
      Long-term debt classified as current                                          70,275            82,347
      Accounts payable                                                              13,175            16,647
      Past due lease payments                                                       11,041             6,235
      Accrued liabilities and unearned revenue                                      13,766             7,109
                                                                             -------------      ------------
Total current liabilities                                                          136,522           140,846
                                                                             -------------      ------------

LONG-TERM DEBT, net of current maturities                                            3,722             4,727
DEFERRED LEASE PAYMENTS                                                              1,666             1,904
DEFERRED CREDITS                                                                     2,805             3,130

STOCKHOLDERS' EQUITY (DEFICIT):
      Common stock, $.01 par value; 50,000,000 shares
      authorized, 8,680,186 shares issued and
      outstanding at September 30, 2002 and December 31, 2001                           86                86
      Paid-in capital                                                               31,367            31,367
      Accumulated deficit                                                          (55,048)          (49,949)
                                                                             -------------      ------------
Total stockholders' equity (deficit)                                               (23,595)          (18,496)
                                                                             -------------      ------------
                                                                             $     121,120      $    132,111
                                                                             =============      ============

                  See condensed notes to financial statements.

                           GREAT LAKES AVIATION, LTD.
                            Statements of Operations
                                   (Unaudited)
             (in thousands, except share and per share information)

                                                          For the Three Months           For the Nine Months
                                                           Ended September 30            Ended September 30
                                                          2002           2001            2002         2001
                                                      ------------    ----------      ---------   -----------
OPERATING REVENUES:
   Passenger                                          $     14,281    $   19,858      $  39,807   $    64,669
   Public service                                            7,613         4,489         23,554        11,756
   Freight, charter and other                                  818           877          2,564         3,612
                                                      ------------    ----------      ---------   -----------
Total operating revenues                                    22,712        25,224         65,925        80,037
                                                      ------------    ----------      ---------   -----------

OPERATING EXPENSES:
   Salaries, wages and benefits                              6,940         7,532         19,445        25,111
   Aircraft fuel                                             3,677         4,187          9,243        14,335
   Aircraft maintenance, materials
     and component repairs                                   4,283         2,887          8,948        11,709
   Commissions                                                 169           638            789         2,118
   Depreciation and amortization                             1,738         1,777          5,265         5,281
   Aircraft rental                                           1,775         2,053          5,665         6,471
   Other rentals and landing fees                            1,045         1,556          4,609         5,458
   Other operating expenses                                  5,387         5,155         12,988        18,847
                                                      ------------    ----------      ---------   -----------
Total operating expenses                                    25,014        25,785         66,952        89,330
                                                      ------------    ----------      ---------   -----------

Operating income (loss)                                     (2,302)         (561)        (1,027)       (9,293)
   Interest expense                                         (1,891)       (2,294)        (5,485)       (7,287)
   Federal government assistance                                --           982            --            982
   Gain on insurance recovery                                   --            --          1,413            --
                                                      ------------    ----------      ---------   -----------
NET INCOME (LOSS)                                     $     (4,193)   $   (1,873)     $  (5,099)  $   (15,598)
                                                      ============    ==========      =========   ===========

BASIC AND DILUTED (LOSS)
PER SHARE                                             $       (.48)   $     (.22)     $    (.59)  $     (1.80)
                                                      ============    ==========      =========   ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                           8,680,186     8,657,651      8,680,186     8,657,651

                    See condensed notes to financial services

                           GREAT LAKES AVIATION, LTD.
                             Statements of Cash Flow
                     For the Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)

                                                                                         2002(1)              2001
                                                                                        --------            --------
OPERATING ACTIVITIES:
  Net income (loss)                                                                     $ (5,099)           $(15,598)
  Adjustments to reconcile net (loss) income to net cash used in operating activities
     Depreciation and amortization                                                         5,045               4,829
     Gain on insurance recovery                                                           (1,413)                 --
     Change in current operating items:
       Accounts receivable, net                                                             (967)              7,581
       Inventories, net                                                                      996                 151
       Prepaid expenses and other current assets                                           1,156                 449
       Accounts payable                                                                   (3,472)              4,806
       Past Due lease payments and deferred credits                                        5,010               3,004
       Accrued liabilities and unearned revenue                                            6,444                 827
                                                                                        --------            --------
        Net cash flows provided by (used in) operating activities                          7,700               6,049
                                                                                        --------            --------

INVESTING ACTIVITIES:
   Purchases of flight equipment and
    other property and equipment                                                            (597)               (576)
   Change in other assets                                                                   (269)               (131)
   Proceeds from insurance recovery                                                        2,163                  --
                                                                                        --------            --------
        Net cash flows provided by (used in) investing activities                          1,297                (707)
                                                                                        --------            --------

FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and long-term debt                           $     --            $  8,787
   Repayment of notes payable and long-term debt                                          (5,397)             (2,959)
   Payments on line of credit                                                             (4,610)            (12,081)
                                                                                        --------            --------
        Net cash flows provided by (used in) financing activities                        (10,007)             (6,253)
                                                                                        --------            --------

NET CHANGE IN CASH                                                                        (1,010)               (911)

CASH:
     Beginning of period                                                                   1,515               1,996
                                                                                        --------            --------
     End of period                                                                           505               1,085
                                                                                        ========            ========

SUPPLEMENTARY CASH FLOW INFORMATION:
     Cash paid during the period for interest                                           $  1,236            $  1,371
                                                                                        ========            ========

(1) Amounts exclude one-time effect of recording insured loss of one owned and one leased Beech 1900D and inventory in a hangar fire on May 14, 2002. The net book values of the Company's inventory and flight equipment lost were $794 and $3,821 respectively, and the Company had a debt obligation for the aircraft of $3,184. In addition, the Company incurred a liability to Raytheon Aircraft Credit Corporation for the stipulated loss value of the leased aircraft. Insurance proceeds on the assets totaled $9,963 of which $7,800 was paid to Raytheon on the foregoing obligations including past due interest and deferred lease payments on these aircraft. A gain on insurance recovery of $1,413 was recognized representing the excess of the total insurance over the net book value of the Company's assets that were destroyed and liability incurred on the leased aircraft.

                  See condensed notes to financial statements.

                           GREAT LAKES AVIATION, LTD.
                        CONDENSED NOTES TO THE UNAUDITED
                          INTERIM FINANCIAL STATEMENTS

General

The financial statements included herein have been prepared by Great Lakes Aviation, Ltd. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company's business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include government subsidies, ticket pricing and revenue apportionment with code sharing partners, economic viability of code sharing partners, depreciable lives, impairment and obsolescence and lease termination costs. Actual results could differ from those estimates.

The Company

The Company operates as an independent airline and as code-sharing partners with United Airlines, Inc. ("United") and Frontier Airlines, Inc ("Frontier"). At November 1, 2002, The Company served 35 destinations in ten states to and from Denver. It also served five destinations in three states to and from Chicago, six destinations in three states to and from Minneapolis, and three destinations in three states to and from Phoenix.

Due to losses in 2000, 2001 and the first nine months of 2002, the Company has exhausted its outside sources of working capital and has no financing agreements in place under which it can secure additional funds. The Company is in arrears in its payments to substantially all the institutions providing financing for the Company's aircraft, which has resulted in substantially all of its long-term debt being reclassified into current liabilities at December 31, 2001 and September 30, 2002. The Company is attempting to secure a restructuring of its obligations with its major creditors. No assurances can be made that the Company will be successful in securing such financial restructuring.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13, and Technical Corrections. This Statement, among other things, amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Certain provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, and other provisions related to specific transactions are effective for those transactions occurring after May 15, 2002. Specifically, SFAS 145 amends the existing literature to require that debt extinguishments may not meet the criteria for classification as extraordinary items in APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and therefore, should not be classified as extraordinary. The Company expects that the adoption of SFAS No. 145 may have a prospective effect on its financial statements for the financial statement impact of any debt extinguishments that may occur in the future.

In July 2002, the Financial Accounting Standards Board also issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination or (2) a disposal activity within the scope of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Those costs include (a) certain termination benefits (so-called one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs including costs to consolidate facilities or relocate employees. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002, however earlier application is encouraged. The Company believes that SFAS 146 may have a prospective effect on its financial statements for costs associated with future exit or disposal activities it may undertake after December 31, 2002.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001

                                                                For the Three Months Ended September 30
                                             -------------------------------------------------------------------------------
                                                                 2002                                        2001
                                             ------------------------------------------------     --------------------------
                                                                                  % Increase
                                                Amount         Cents Per          (decrease)         Amount         Cents
                                               (in 000s)          ASM             from 2001        (in 000s)       per ASM
                                             -------------    -----------        ------------     -----------    -----------
Operating Revenues
 Passenger                                   $      14,281           15.2(Cent)         (28.1)%   $    19,858           18.2(Cent)
 Public Service                                      7,613            8.1                69.6           4,489            4.1
 Other                                                 818            0.9                (6.7)            877            0.8
                                             -------------    -----------        ------------     -----------    ----------

Total Operating Revenues                            22,712           24.2               (10.0)         25,224           23.2
                                             -------------    -----------        ------------     -----------    ----------

Operating Expenses
 Salaries, wages and benefits                        6,940            7.4                (7.9)          7,532            6.9
 Aircraft fuel                                       3,677            3.9               (12.2)          4,187            3.8
 Aircraft maintenance, materials
   and component repairs                             4,283            4.6                48.4           2,887            2.7
 Commissions                                           169            0.2               (73.5)            638            0.6
 Depreciation and amortization                       1,738            1.8                (2.2)          1,777            1.6
 Aircraft rental                                     1,775            1.9               (13.5)          2,053            1.9
 Other rentals and landing fees                      1,045            1.1               (32.8)          1,556            1.4
 Other operating expense                             5,387            5.8                 4.5           5,155            4.7
                                             -------------    -----------        ------------     -----------    -----------
   Total Operating Expenses                         25,014           26.7                (3.0)         25,785           23.7
                                             -------------    -----------        ------------     -----------    -----------
Operating income (loss)                             (2,302)          (2.5)              310.3            (561)          (0.5)
Interest expense                                    (1,891)          (2.0)              (17.6)         (2,294)          (2.1)
Federal government assistance                           --             --              (100.0)            982            0.9
                                             -------------    -----------        ------------     -----------    -----------
Net Income (loss)                            $      (4,193)          (4.5)(Cent)        123.9 %   $    (1,873)          (1.7)(cent)
                                             =============    ===========        ============     ===========    ===========

Selected operating Data

                                                                                   Increase (Decrease)
                                                                   2002                from 2001                 2001
                                                           ------------------    -----------------------    ---------------
Available Seat Miles (000s)                                     93,981                    (13.7)%             108,849
Revenue Passenger Miles (000s)                                  36,971                    (31.3)%              53,849
Passenger Load Factor                                             39.3%                   (10.2)pts              49.5
Passengers carried                                             138,276                    (35.1)%             213,141
Average Yield per Revenue Passenger Mile                          38.6(Cent)               (1.0)%                39.0(Cent)

Operating Revenues

Operating revenues decreased 10.0% to $22.7 million in the third quarter of 2002 from $25.2 million during the third quarter of 2001. The decrease in operating revenues is net of the result of a 31.3% decrease in Revenue Passenger Miles to
37.0 million in the third quarter of 2002 from 53.8 million during the same period of 2001 offset by a 69.6% increase in Public Service Revenues to $7.6 million. During the first two weeks of September 2002, the Company, along with the rest of the industry in general, experienced a significant reduction in passenger traffic associated with the first anniversary of the terrorism events of September 11, 2001. Available Seat Miles decreased 13.7% to 94.0 million during the third quarter of 2002 from 108.8 million for the same period of 2001. These decreases are a result of a reduction in scheduled operating levels and passenger traffic begun during the fourth quarter of 2001 to focus on Essential Air Service cities and other routes which could be expected to generate positive cash flow during the reduction in demand following the attacks on September 11.

Public Service Revenues

At September 30, 2002, the Company served 29 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Subsidies for the three month periods ended September 30, 2002 and 2001 were $7.6 million and $4.5 million, respectively. The increase in subsidies was primarily due to increased subsidy rates following the increase by Congress in the total available annual subsidy budget from $50 million prior to September 11, 2001 to $113 million effective October 1, 2001.

Service may continue to be provided after old subsidy agreements have expired and new agreements are being negotiated. Subsidy agreements, usually for 24 month periods contain formulas, which are based in part on historic revenues realized and costs incurred on the subsidized routes. Over time, if traffic levels and associated revenues increase, the Company anticipates that subsidy rates will decline to maintain a target of a five percent return on total cost of providing the service. Agreements have been signed establishing new post September 11, 2001 subsidy rates for 19 cities and negotiations to establish subsidy rates for the remaining cities are continuing.

Effective January 7, 2003 the Company is terminating service from Chicago O'Hare to Manistee, Michigan and from Minneapolis/St. Paul to Ironwood, Michigan, which will reduce annual subsidy by approximately $1.4 million.

Operating Expenses

Total operating expenses were $25.0 million, or 26.7 cents per ASM, in the third quarter of 2002 compared to $25.8 million or 23.7 cents per ASM in the third quarter of 2001. Salaries, wages, and benefits expense decreased 7.9% to $6.9 million in the third quarter of 2002 from $7.5 million during the third quarter of 2001, as a result of reductions in staffing levels, hours worked and salary cuts. At the beginning of the third quarter 2002, the Company began hiring and training new pilots because of attrition. Also, additional accounting and administrative staff were added during this period.

Aircraft fuel expenses decreased 12.2%, to $3.7 million, or 3.9 cents per ASM in the third quarter of 2002 from $4.2 million, or 3.8 cents in the third quarter of 2001. This decrease was due to substantially reduced operating levels.

Aircraft maintenance, materials and component repair expense was 4.6 cents per ASM or $4.3 million during the third quarter of 2002 and 2.7 cents per ASM or $2.9 million during the third quarter of 2001 due to a concentration of engine overhaul and hot sections during the quarter.

Commissions decreased 73.5% to $169,000 in the third quarter of 2002, from $638,000 during the same period of 2001, as a result of lower travel agency commission rates, decreased gross revenues, and increased direct sales. On June 12, 2002 the Company followed a majority of the airline industry by discontinuing paying commissions to travel agents on tickets sold after that date.

Aircraft lease expense decreased 13.5% to $1.8 million in the third quarter of 2002, from $2.1 million in the same period of 2001 as a result of the termination of leases on one EMB-120 and two Beech 1900D aircraft. As of March 31, 2002, one of two EMB-120 aircraft leased from Finova Corporation was returned to the lessor, and the lease was terminated. At January 1, 2002, the Company was leasing one aircraft, a Beech 1900D, from an affiliated company for approximately $40,000 a month. Effective March 31, 2002, the aircraft was returned to the lessor. On May 14, 2002, a leased Beech 1900D was one of two aircraft destroyed in a hangar fire, and lease rentals ceased May 31, 2002. The second aircraft destroyed in the fire was a Company owned Beech 1900D aircraft.

Other rentals and landing fees decreased 32.8% to $1.0 million as a result of a reduction of 14% in landings and credits from revised airport billings.

Other operating expenses increased to $5.4 million or 5.8 cents per ASM in the third quarter of 2002 from $5.2 million or 4.7 cents per ASM in the third quarter of 2001. The increase was primarily due to several significant charges including an additional premium of $386,000 due after a worker's compensation audit, a reduction of credits on hull insurance of $224,000 for grounded aircraft and $324,000 related to additional federal security charges that were incurred by the Company. In the fourth quarter of 2002, the Company is transferring responsibilities for security to the federal government, and is reducing its own staff accordingly.

Interest Expense

The decrease in interest expense from $2.3 million in the third quarter of 2001 to $1.9 million in the third quarter of 2002 is primarily due to reduced interest rates as the majority of the Company's fleet is financed at variable interest rates. Also, one Company owned Beech 1900D with debt of $3.2 million was destroyed in a hangar fire. In addition, on April 30, 2002 the Company fully paid and terminated the line of credit with Coast Business Credit.

Income Tax Expense (Benefit)

No income tax expense was recorded for the quarter ended September 30, 2002 due to the fact that the Company utilized a loss carry forward for which a valuation allowance had been provided.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001

                                                                 For the Nine Months Ended September 30
                                           ----------------------------------------------------------------------------------
                                                                2002                                       2001
                                           -----------------------------------------------    -------------------------------
                                                                                % Increase
                                              Amount        Cents Per           decrease)        Amount            Cents
                                            (in 000s)         ASM               from 2001       (in 000s)          per ASM
                                          -------------   -------------       -------------   -----------       -------------
Operating Revenues
 Passenger                                $      39,807            14.8(Cent)        (38.4)%  $    64,669          19.0(Cent)
 Public Service                                  23,554             8.7              100.4         11,756           3.5
 Other                                            2,564             1.0              (29.0)         3,612           1.1
                                          -------------   -------------       ------------    -----------       -------

Total Operating Revenues                         65,925            24.5              (17.6)        80,037          23.6
                                          -------------   -------------       ------------    -----------       -------

Operating Expenses
 Salaries, wages and benefits                    19,445             7.2              (22.6)        25,111           7.4
 Aircraft fuel                                    9,243             3.4              (35.5)        14,335           4.2
 Aircraft maintenance, materials
   and component repairs                          8,948             3.3              (23.6)        11,709           3.4
 Commissions                                        789             0.3              (62.7)         2,118           0.6
 Depreciation and amortization                    5,265             2.0               (0.3)         5,281           1.6
 Aircraft rental                                  5,665             2.1              (12.5)         6,471           1.9
 Other rentals and landing fees                   4,609             1.7              (15.6)         5,458           1.6
 Other operating expense                         12,988             4.8              (31.1)        18,847           5.6
                                          -------------   -------------       ------------    -----------       -------
   Total Operating Expenses                      66,952            24.9              (25.1)        89,330          26.3
                                          -------------   -------------       ------------    -----------       -------
Operating income (loss)                          (1,027)           (0.4)             (88.9)        (9,293)         (2.7)
Interest expense                                 (5,485)           (2.0)             (24.7)        (7,287)         (2.2)
Federal government assistance                        --              --             (100.0)           982           0.3
Gain on insurance recovery                        1,413             0.5              100.0             --            --
                                          -------------   -------------       ------------    -----------       -------
Net Income                                $      (5,099)           (1.9(Cent)        (67.3)%  $   (15,598)         (4.6)(Cent)
                                          =============   =============       ============    ===========       =======

Selected operating Data

                                                                              Increase (Decrease)
                                                             2002                  from 2001                 2001
                                                      --------------------  -----------------------    ---------------
Available Seat Miles (000s)                                   269,162                   (20.7)%             339,334
Revenue Passenger Miles (000s)                                102,628                   (38.0)%             165,559
Passenger Load Factor                                            38.1%                  (10.7)pts              48.8%
Passengers carried                                            387,360                   (42.5)%             673,121
Average Yield per Revenue Passenger Mile                         38.8(Cent)              (0.8)%                39.1

Operating Revenues

Operating revenues decreased 17.6% to $65.9 million in the first nine months of 2002 from $80.0 million during the first nine months of 2001. The decrease in operating revenues is the net result of a 38.0% decrease in revenue passengers miles to 102.6 million in the first nine months of 2002 from 165.6 million during the same period of 2001 offset by a 100.4% increase in Public Service Revenues to $23.6 million in 2002. Available Seat Miles decreased 20.7% to 269.2 million during the first nine months of 2002 from 339.3 million for the same period of 2001. These decreases are a result of a reduction in scheduled operating levels and passenger traffic begun during the fourth quarter of 2001 to focus on Essential Air Service cities and other routes which could be expected to generate positive cash flow during the reduction in demand following the attacks on September 11.

Public Service Revenues

At September 30, 2002, the Company served 29 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Subsidies for the nine month periods ended September 30, 2002 and 2001 were $23.6 million and $11.8 million, respectively. The increase in subsidies was primarily due to increased subsidy rates following the increase by Congress in the total available annual subsidy budget from $50 million prior to September 11, 2001 to $113 million effective October 1, 2001. Subsidy agreements, usually for 24 month periods contain formulas, which are based in part on historic revenues realized and cost incurred on the subsidized routes. Over time, if traffic levels and associated revenues increase, the Company anticipates that subsidy rates will decline to maintain a target of a five percent return on total cost of providing the service. Agreements have been signed establishing new post September 11, 2001 subsidy rates for 19 cities and negotiations to establish subsidy rates for the remaining cities are continuing.

Effective January 7, 2003 the Company is terminating service from Chicago O'Hare to Manistee, Michigan and from Minneapolis/St. Paul to Ironwood, Michigan, which will reduce annual subsidy by approximately $1.4 million.

Operating Expenses

Total operating expenses were $67.0 million, or 25.1 cents per ASM, in the first nine months of 2002 compared to $89.3 million or 26.3 cents per ASM in the first nine months of 2001. Salaries, wages, and benefits expense decreased 22.6% to $19.4 million in the first nine months of 2002 from $25.1 million during the first nine months of 2001, as a result of reductions in staffing levels, hours worked and salary cuts.

Aircraft fuel expenses decreased 35.5%, to $9.2 million, or 3.4 cents per ASM in the first nine months of 2002 from $14.3 million, or 4.2 cents per ASM in the first nine months of 2001. This decrease was due to substantially reduced operating levels and greater utilization of the more fuel efficient Beech 1900D aircraft.

Aircraft maintenance, materials and component repair expense was 3.3 cents per ASM or $8.9 million during the first nine months of 2002 and 3.4 cents per ASM or $11.7 million during the first nine months of 2001. In September 2001, the Company became the first operator of Pratt & Whitney PT6A-67D engines, which has been permitted by the Federal Aviation Administration to adopt an "on condition" maintenance program.

Commissions decreased 62.7% to $789,000 in the first nine months of 2002, from $2.1 million during the same period of 2001 as a result of lower travel agency commission rates decreased gross revenues, and increasing direct sales. On June 12, 2002 the Company, followed a majority of the airline industry, by discontinuing paying commissions to travel agents on tickets sold after that date.

Aircraft lease expense decreased 12.5% to $5.7 million in the first nine months of 2002, from $6.5 million during the same period of 2001, as a result of termination a lease of one EMB-120 and two Beech 1900D aircraft. As of March 31, 2002, one of two EMB-120 aircraft leased from Finova Corporation was returned to the lessor, and the lease was terminated. At January 1, 2002, the Company was leasing one aircraft, a Beech 1900D, from an affiliated company. Effective March 31, 2002, the aircraft was returned to the lessor. On May 14, 2002, a leased Beech 1900D was one of two aircraft destroyed in a hangar fire, and lease rentals ceased May 31, 2002. The second aircraft destroyed in the fire was a Company owned Beech 1900D aircraft.

Other rentals and landing fees decreased 15.6% to $4.6 million as a result primarily of reduced landings.

Other operating expenses decreased to $13.0 million or 4.8 cents per ASM in the first nine months of 2002 from $18.8 million or 5.6 cents per ASM in the first nine months of 2001. The decrease is primarily due to the elimination of certain fees associated with the former United Express agreement, lower levels of operations and other actions, which were taken to ease costs after September 11. During this nine month period the Company incurred approximately $600,000 in security costs which have been billed to the Transportation Security Agency, and for which the Company expects to be reimbursed.

Interest Expense

The decrease in interest expense from $7.3 million in the first nine months of 2001 to $5.5 million in the first nine months of 2002 is primarily due to reduced interest rates as the majority of the Company's fleet is financed at variable interest rates. Also, one Company owned Beech 1900D with debt of $3.2 million was destroyed in a hangar fire. In addition, on April 30, 2002 the Company fully paid and terminated the line of credit with Coast Business Credit.

Income Tax Expense (Benefit)

No income tax benefit was recorded for the nine months ended September 30, 2002 due to the fact that the Company utilized a loss carry forward position and that the realization of any such benefits are substantially in doubt.

Contractual Obligations

The following table summarized Great Lakes' contractual obligations at December 31, 2001 in its annual report on Form 10-K, as amended:

                                                                                           After
                                 2002            2003, 2004          2005, 2006             2006               Total
                            --------------------------------------------------------------------------------------------
Long-term debt              $ 15,111,114        $ 16,689,821        $ 15,143,083        $ 55,241,561        $102,185,579
Other debt                    13,396,586                   0                   0                   0          13,396,586
Operating leases               8,469,888          15,729,276          15,002,976          37,527,110          76,729,250
                            --------------------------------------------------------------------------------------------
                            $ 36,977,588        $ 32,419,097        $ 30,146,059        $ 92,768,671        $192,311,415
                            --------------------------------------------------------------------------------------------

The following events, which occurred in 2002, will reduce the obligations as described above:

     . Loss of one owned Beech 1900D and the subsequent retirement of related debt with insurance proceeds will reduce annual long-term debt payments in the near term by approximately $250,000.

     . Other debt includes amounts outstanding of $4.6 million at December 31, 2001 related to a line of credit with Coast Business Credit, which was paid in full and terminated on April 30, 2002.

     . Return of one leased EMB-120 to Finova Corporation, return of one leased Beech 1900D to an affiliated company and the destruction of one lease Beech 1900D in a hangar fire will reduce annual rental obligations by approximately $1.5 million.

     . Insurance proceeds from the destruction of one owned Beech 1900D in a hangar file reduced long-term debt by $3.2 million.

Liquidity and Capital Resources

The Company substantially improved its results for the nine months ended September 30, 2002 as compared to the same periods in 2001 primarily as a result of more closely matching the level of operations to available traffic and focusing on Essential Air service routes which produce substantial levels of subsidy. Subsidy revenues increased from $4.5 million and $11.8 million in the three months and nine months, respectively, in 2001 to $7.6 million and $23.6 million in the three months and nine months, respectively, in 2002. The Company had a net loss of $5.1 million in the nine months ended September 30, 2002 as compared to a loss of $15.6 million in the same period of 2001. The 2002 period includes the effect of the insurance recovery on two aircraft destroyed in a hangar fire, which increased income by $1.4 million.

For the three months ended September 30, 2002, the loss was $4.2 million, compared to a loss of $1.9 million in the same period of 2001.

Included in the 2002 results were $1.6 million in the three month period ended September 30, 2002, and $5.4 million in the nine month period ended September 30, 2002 related to the cost of aircraft for which the Company is committed in excess of those aircraft necessary to operate the Company's current flight schedules. These amounts are based upon the actual number of aircraft required to operate the Company's current flight schedules plus two Beechcraft 1900D and one Embraer Brasilia operating as spare aircraft. Costs associated with excess aircraft are based on expense associated with each of the aircraft. The Company is negotiating with Raytheon, Finova and Boeing to revise lease agreements to recognize actual usage of these aircraft, or will incorporate them in a future schedule or eliminate them from the fleet as the circumstances warrant, but no plans have been finalized and no amount has been accrued related to possible costs associated with any lease terminations and possible asset impairments.

The Company continues to be in arrears in its payments to its major creditors providing financing for substantially all of its aircraft. At September 30, 2002, it had outstanding obligations to its creditors providing financing for its aircraft of $115.1 million including past due principal, interest and lease installments of $23.8 million.

Total cash at September 30, 2002 was $505,000, down from $1.5 million at December 31, 2001. However, net cash flow provided from operating activities was $7.7 million due to unpaid aircraft rents and increase in unearned revenues discussed below. On April 30, 2002, the Company fully paid and terminated its line of credit relationship with Coast Business Credit.

On May 14, 2002, one owned Beechcraft 1900D and one leased Beechcraft 1900D, along with spare parts were destroyed by fire in a Company maintenance hangar located in Grand Island, Nebraska. The hangar facility, owned by the Hall County Airport Authority, was undergoing door modification at the time of the fire. Of the total insured value of $10.0 million, $7.8 million was applied to payment of the value of the leased aircraft and the current and past due debt and lease obligations due Raytheon. The balance of $2.2 million is being used by the Company to replace inventory and tooling or was added to general corporate funds.

Accrued liabilities and unearned revenue includes liability for unused tickets sold by Great Lakes of $3.5 million at September 30, 2002 compared to $0.4 million at December 31, 2001. The Company began selling its own tickets in December 2001. Increased sales of the Company's tickets resulted in a receivable from the credit card processor of $2.4 million at September 30, 2002. In most instances such amounts are remitted to the Company at approximately the same time that the passenger actually uses the ticket which has been paid for using a credit card. Unpaid aircraft rental installments generated the increase in deferred lease payments and deferred credits.

For the nine months ended September 30, 2001 approximately 92% of the Company's passenger revenues were generated utilizing United Airlines ticket stock. As a result of changing to the current code sharing partnership with United Airlines approximately 43% of the Company's passenger revenues continue to be on United Airlines ticket stock. Sales on the Company's own ticket stock has grown to represent approximately 42% of passenger revenues being generated. The Frontier Airlines code share partnership is currently providing approximately 10% of passenger revenue sales.

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

On June 27, 2002, the Company retained the Seabury Group to assist it in developing a revised business plan, restructuring its debt and lease obligations as well as raising additional capital. On July 25, 2002, Raytheon indicated that it was satisfied with the Company's and Seabury's progress in developing a revised business plan and extended the previous June 17, 2002 deadline to achieve the additional financing. In addition, the Company and Raytheon set a deadline of August 26, 2002, for the Company having in place a strengthened management team.

On August 22, 2002 the Company brought on board to its management team Charles
R. Howell IV, former President and CEO of Corporate Airlines, Inc. of Smyrna, Tennessee. Mr. Howell has assumed the responsibilities of day to day oversight of the Company's operations.

In addition to the financial advisory services of the Seabury Group, the Company employed the services of James B. Glennon III who has performed senior financial roles at Continental Airlines, Atlanta Coast Airlines and most recently at Mesaba Holdings, Inc.

On September 4, 2002 the Company entered into a subsequent agreement with Raytheon which contained most of the key elements of the former agreement with Raytheon except that the requirement of new equity capital has been eliminated and the deadline for meeting Raytheon's requirement for restructuring other aircraft financing and certain other terms was extended until October 15, 2002. While Raytheon has not agreed to a formal extension of this agreement, the Company and Raytheon continue to work toward completing the necessary elements of the restructuring as quickly as possible. Raytheon, however, may choose at any time to terminate these discussions and take other action to resolve the obligations of the Company to Raytheon.

Further adjustment of the Company's business plan is currently underway as a result of the continuing industry wide decline in air service demand and a corresponding questionable need for two higher cost Embraer EMB 120's that are currently leased from Boeing Capital Corp. The Company is also reviewing the viability of its presence in the Chicago O'Hare hub, given the possibility of opportunities with greater return that may be available at its largest hub in Denver, Colorado.

Approximately 68% of the Company's passenger traffic connected with United flights during the first nine months of 2002. As a result of the relationship with United, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business is also adversely affected. Such events could include judicial reorganization, employee strikes or job actions, significant curtailment of services and terrorist events. However, to the extent that the Company continues to be successful in developing its own identity on its operating system and in developing its code sharing relationship with Frontier, it will reduce its dependence on United and mitigate the effects of such adverse events if they relate to United.

On August 1, 2002, the Company attended an oral hearing before a panel authorized by the Nasdaq Stock Market Board of Directors to determine the status of a continued listing of the Company's common stock on The Nasdaq SmallCap Market in view of the Company's failure to meet the stockholders' equity/market value of listed securities/net income requirements set forth in the Marketplace Rules for Nasdaq continued listing. On August 14, 2002 the Company's common stock was delisted from the Nasdaq SmallCap Market. The Company's common stock is currently trading on the Over-the-Counter Bulletin Board (OTCBB). The OTCBB is a controlled quotation service that offers real-time quotes, last sale prices and volume information in over-the-counter equities. Delisting of the Company's common stock from Nasdaq could have a material adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

There were no significant changes to the information reported in the Company's 2001 Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. At September 30, 2002, total debt subject to variable interest rates was $89,826,000.

ITEM 4.  CONTROL PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Within the 90-day period prior to the filing date of this periodic report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be disclosed in our periodic filings with the SEC.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 27, 2002, Finova Capital Corporation ("Finova") filed suit against the Company in the United States District Court for the District of Arizona No. Civ. 02-0362 PHX SMM. Finova alleges that the Company breached two airplane lease agreements. Finova seeks damages, costs and attorney's fees. The Company filed an answer to this complaint. The Company has returned one of these aircraft to Finova and has agreed to pay mitigated damages over a 48-month period which started in September 2002. As to the second aircraft, on November 12, 2002, the Company agreed to make monthly payments starting November 1, 2002 until the scheduled termination of the lease in October 2003. In turn, Finova has agreed not to take any action to collect outstanding amounts due from the Company until November 1, 2003. Finova will also work with the Company during this period to reach a further agreement on the resolution of the Company's obligations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits

               None.

         b)    Reports on Form 8-K

               On August 16, 2002 the Company filed a Current Report on Form 8-K relating to the Company's securities being delisted from the Nasdaq SmallCap Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                       GREAT LAKES AVIATION, LTD.



Dated: November 14, 2002               By: /s/ Douglas G. Voss
                                           -------------------------------------
                                           Douglas G. Voss
                                           President and Chief Executive Officer


                                       By: /s/ Michael L. Tuinstra
                                           -------------------------------------
                                           Michael L. Tuinstra
                                           Treasurer
                                           (Principal Accounting and Financial
                                           Officer)

                                 CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

     I, Douglas G. Voss, President and Chief Executive Officer of Great Lakes Aviation, Ltd., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Great Lakes Aviation, Ltd.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002                By /s/ Douglas G. Voss
                                           -------------------------------------
                                           Douglas G. Voss
                                           President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

     I, Michael L. Tuinstra, Treasurer (Principal Accounting and Financial Officer) of Great Lakes Aviation, Ltd., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Great Lakes Aviation, Ltd.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002         By /s/ Michael L. Tuinstra
                                    --------------------------------------------
                                    Michael L. Tuinstra
                                    Treasurer
                                    (Principal Accounting and Financial Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

         In connection with the Quarterly Report of Great Lakes Aviation, Ltd. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas G. Voss, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2002                By /s/ Douglas G. Voss
                                           -------------------------------------
                                           Douglas G. Voss
                                           President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

         In connection with the Quarterly Report of Great Lakes Aviation, Ltd. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Tuinstra, Treasurer (Principal Accounting and Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2002         By /s/ Michael L. Tuinstra
                                    --------------------------------------------
                                    Michael L. Tuinstra
                                    Treasurer
                                    (Principal Accounting and Financial Officer)