Form 10-K
period 2002-12-31
GREAT LAKES AVIATION LTD
filed 2003-04-15
CIK 914397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 0-23224

                           GREAT LAKES AVIATION, LTD.
             (Exact name of registrant as specified in its charter)

                Iowa                                     42-1135319
  --------------------------------          ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


                    1022 Airport Parkway, Cheyenne, WY 82001
                    ----------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:  (307) 432-7000

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
                                                                par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2003 was approximately $2,896,667.

As of March 31, 2003 there were 14,052,166 shares of Common Stock of the registrant issued and outstanding.

                       Documents Incorporated By Reference

None.

                                 FORM 10-K INDEX

PART I .....................................................................  1
    Item 1.  BUSINESS ......................................................  1
    Item 2.  PROPERTIES .................................................... 12
    Item 3.  LEGAL PROCEEDINGS ............................................. 12
    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........... 13

PART II .................................................................... 14
    Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS ........................................... 14
    Item 6.  SELECTED FINANCIAL AND OPERATING DATA ......................... 14
    Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ........................... 16
    Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .... 28
    Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................... 30

PART III ................................................................... 58
    Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE ...................................... 58
    Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............ 58
    Item 11  EXECUTIVE COMPENSATION ........................................ 59
    Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT .................................................... 62
    Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................ 63
    Item 14. CONTROLS AND PROCEDURES ....................................... 64

PART IV .................................................................... 65
    Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K ...................................................... 65

SIGNATURES ................................................................. 67

Forward-Looking Statements

In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. ("Great Lakes" or the "Company") notes that certain statements in this Form 10-K and elsewhere are forward-looking and provide other than historical information. The Company's management may also make oral, forward-looking statements from time-to-time. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions and expectations for funding expenditures and operations in the future. The words, "believe," "plan," "continue," "hope," "estimate," "project," "intend," "expect" and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and no statements contained in this Form 10-K and elsewhere should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

As more fully described in this report, important factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include: (1) the Company's dependence on its code-sharing relationships with United Airlines, Inc., which is undergoing reorganization under the United States Bankruptcy Code, and Frontier Airlines, Inc.; (2) the outcome of United's bankruptcy proceedings, including whether United amends or rejects its code sharing agreement with the Company; (3) the Company's ability to pay the restructured current maturities of indebtedness and operating lease payments, which have been scheduled based on, among other things, the Company's forecasted revenues; (4) the effect of general economic conditions on business and leisure travel; (5) domestic and international terrorism and military actions; (6) passenger confidence in the safety of air travel; (7) fuel costs; (8) seasonality; (9) continued receipt of Essential Air Service subsidies at currently contemplated rates; and (10) increased insurance and security expenses. Additional information about the factors and events that could cause actual results to differ materially from those implied by forward-looking statements is contained in "Risk Factors Relating to the Company and the Airline Industry" below.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and the Company does not undertake to update any forward-looking statements except as required by law in the normal course of its public disclosure practices.

                                     PART I

Item 1. BUSINESS

General

Great Lakes is a regional airline that began providing scheduled passenger service under its own marketing identity on October 12, 1981. On April 26, 1992 the Company began operating a large portion of its route network as a United Express carrier. The United Express marketing program included painting of aircraft with a United Express paint scheme, branding of station facilities and outfitting Great Lakes customer service employees with United designated uniforms. On May 1, 2001, the program with United was terminated and the Company implemented a new three-year code share agreement with United that included returning aircraft, station signage and customer service personnel to the Great Lakes market identity. Subsequently, the Company negotiated a code share agreement with Frontier Airlines, Inc. which was implemented in phases beginning on July 7, 2001. Under the terms of the Company's code share agreements, schedules are published to enable customers of Great Lakes and its code sharing partners to conveniently book well timed connecting flights. Customers that only travel to and from the hubs (Denver, Minneapolis and Phoenix) purchase tickets directly from Great Lakes or travel agents.

As of March 31, 2003, the Company served 32 destinations in nine states to and from Denver as code sharing partners with both United and Frontier. It also served four destinations in two states to and from Minneapolis and two destinations in two states to and from Phoenix. On February 28, 2003, the Company discontinued its service to the

Chicago hub after the United States Department of Transportation ("DOT") elected to reduce its subsidy funding for service from Chicago.

As of December 31, 2002, the Company's fleet consisted of 37 Beechcraft Model 1900D 19-passenger aircraft and seven Embraer Model 120 30-passenger aircraft. The Company also has two Beechcraft Model 1900C aircraft that are used exclusively for freight operations. As more fully explained below, on December 31, 2002, the Company entered into a restructuring agreement (the "Restructuring Agreement") with Raytheon Aircraft Credit Corporation ("Raytheon") which, among other provisions, permits the Company to return to Raytheon seven Model 1900D aircraft during 2003 that are surplus to the needs of the Company.

Liquidity and Financing

Beginning in 2001, the airline industry suffered substantial declines in revenue as demand for air service fell due to a variety of factors, including terrorism and general economic trends. It is unclear when and to what extent demand for air travel will return. Airlines have also incurred increased expenses, including insurance and security. As a consequence, most air carriers, including the Company, have incurred substantial losses.

Due to significant losses in 2001 and 2002, the Company has exhausted its available sources of working capital and has no financing agreements in place under which it can secure additional funds. At the end of 2001, the Company was in arrears in its payments to some institutions providing financing for the Company's aircraft, which resulted in most of the Company's long-term debt obligation being reclassified into current liabilities as of December 31, 2001.

On December 31, 2002 and during the first quarter of 2003, the Company restructured its financing arrangements with Raytheon and certain other institutions providing financing for the Company's aircraft. The effect of this restructuring was to reduce the Company's payments to these creditors. It also provided for the return of surplus aircraft. However, the debt and lease rental payments to be made under the restructuring agreements are closely aligned with expected cash flows, and any shortfall from expected cash flows may result in the Company's inability to make the scheduled payments. There are significant uncertainties regarding the Company's ability to achieve the required cash flows because of a variety of factors beyond the Company's control, including the outcome of United's reorganization in bankruptcy, volatility of fuel prices, reduced passenger demand, effects of the Iraq conflict and general economic conditions. See "-- Restructuring Agreement with Raytheon" and "-- Other Financing" below.

As a result of continued declines in traffic and fare levels as well as slower receipt of essential air service payments, the Company did not make its February and March payments under the Restructuring Agreement to Raytheon and will not make the payments due Raytheon in April 2003. In addition the Company is not in compliance with certain financial covenants contained in that Agreement. On April 14, 2003, Raytheon waived the foregoing requirements until June 15, 2003.

At December 31, 2002, the Company was in compliance with its debt agreements or had obtained amendments or short-term waivers from its lenders with respect to any nonpayment of scheduled debt installments or noncompliance with financial covenants. However, the Company cannot determine with a high degree of confidence that it will be able to make the required payments or remain in compliance with the agreements during the year 2003. Therefore the amount of debt that by its terms would otherwise be due after one year is shown as long-term obligations classified as current. In addition to the contractual amounts due the lenders, the balance includes $22.3 million of additional carrying amounts under FAS 15.

The Company plans to continue to seek additional sources of permanent capital; however, it is unlikely that such capital will be available until the Company and the airline industry appear capable of returning to a continuing level of profitability. If the Company is unable to generate adequate funding through improved financial performance or a combination of additional financing and further settlements with creditors, the Company may be required to make further reductions in operating levels and develop other alternatives to provide sufficient operating funds. No assurances can be made that the Company will be successful in finding financing alternatives to allow it to continue as a going concern or that its creditors will not impose conditions that result in a corporate restructuring or ceasing operations.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations. As discussed in note 1 to the financial statements, the Company has suffered significant losses in the years ended December 31, 2002 and 2001, and had liabilities in excess of assets at December 31, 2002.

The auditor's report dated March 17, 2003 on the Company's financial statements states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

Air Transportation Safety and System Stabilization Act

The terrorist attacks of September 11, 2001 had a significant impact on the business of the Company. Following the attacks, the Company took immediate action to reduce its level of operations to better match the reduced level of passenger demand. However, as was the case with most of the airline industry, these actions were not sufficient to avoid large economic losses from the initial grounding of all flights, increased expenses and substantially reduced passenger revenues.

In response to the terrorist acts, Congress passed the Air Transportation Safety and System Stabilization Act ("Stabilization Act"). The Stabilization Act included for all U.S. airlines and air cargo carriers provisions for cash compensation of $5 billion, of which $1.9 million was allocated to Great Lakes and received during 2001 and 2002. In addition to benefits for the entire airline industry, the Stabilization Act also took notice of the unique requirements of providing service to small communities by increasing funding for Essential Air Service. See "Essential Air Service Program" below.

Management

On December 31, 2002, the Company appointed Charles R. Howell IV as Chief Executive Officer. Mr. Howell joined the Company in August 2002 as Chief Operating Officer. He served most recently as President and Chief Executive Officer of Corporate Airlines, Inc., a Nashville-based airline that he co-founded in 1996. The Company plans to further strengthen management by hiring a new senior financial officer and additional marketing personnel.

United and Frontier Code Sharing Relationships

Prior to May 1, 2001, the Company had been operating scheduled passenger service exclusively as United Express under a cooperative marketing agreement with United Airlines, Inc. ("United"). On February 1, 2001, the Company and United entered into a three-year code sharing agreement, which became effective May 1, 2001. Under this agreement, the Company no longer operates under the name "United Express"; rather, it operates under its own name but continues to use the UA code for connecting service to United points beyond the Company's hubs. The United code sharing agreement provides for use of United's flight designator for Great Lakes flights connecting with United flights in Denver, Minneapolis, Phoenix and Chicago, and permits the Company to enter into code sharing agreements with certain other carriers.

On December 9, 2002, UAL, Inc. and its subsidiaries, including United, filed for protection under Chapter 11 of the United States Bankruptcy Code. United has obtained an order from the bankruptcy court that allows United to perform under its code sharing agreement with the Company. United has assumed but has the right to reject the code sharing agreement until October 6, 2003, which is the deadline to file a plan of reorganization. The deadline for acceptance of the plan is December 5, 2003. Creditors must file proofs of claim against United by May 12, 2003. The deadline does not apply to executory contracts such as the Company's code sharing agreement, unless such contracts are rejected by United. The deadlines may be extended by the bankruptcy court.

On May 3, 2001, the Company entered into a code sharing agreement with Frontier Airlines, Inc. ("Frontier"), which was implemented July 9, 2001. The Frontier agreement provides for the use of Frontier's flight designator on Great Lakes' flights connecting with Frontier's flights in Denver. Accordingly, certain flights to and from Denver carry both the United and Frontier designator as well as the Great Lakes designator.

Markets

As of December 31, 2002, the Company operated 84 departures daily from Denver, five departures daily from Minneapolis/St. Paul, three departures daily from Phoenix and five departures daily from Chicago. Chicago service was discontinued on February 28, 2003. The Company currently serves 41 airports in 11 states.

Essential Air Service Program

The Airline Deregulation Act of 1978 (the "Deregulation Act") allowed airlines great freedom to introduce, increase and generally reduce or eliminate service to existing markets. Under the Essential Air Service program ("EAS"), which is administered by the DOT, certain communities that received scheduled air service prior to the passage of the Deregulation Act are guaranteed specified levels of "essential air service." The DOT may authorize federal subsidies to compensate a carrier providing essential air service in otherwise unprofitable or minimally profitable markets. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before it may terminate, suspend or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. EAS rates are normally set for two-year contract periods for each city. Significant fluctuations in passenger revenues as well as in fuel and other costs cause EAS routes to become unprofitable during these two-year terms.

The DOT may request competitive proposals from other airlines at the end of the contract period for EAS service to a particular city. Proposals, when requested, are evaluated on, among other things, level of service provided, subsidy requested, fitness of the applicant and comments from the communities served.

For the federal fiscal year ended September 30, 2001, the EAS budgeted subsidy funding level for the entire program was $50 million. In recognition of the impact of the terrorist attacks of September 11, and the contractual obligation to provide a fixed level of service to EAS communities by carriers receiving subsidies, Congress authorized the DOT to increase subsidy rates to compensate for reduced passenger revenues and higher level of expenses. Congress set the EAS funding level at $113 million for the fiscal year ended September 30, 2002 and at $113 million for the fiscal year ending September 30, 2003.

As a result of these funding increases and the reduction of non-EAS service, the Company's EAS revenues were approximately 36% of total revenue ($30.6 million) in 2002, up from approximately 19% ($19.3 million) in 2001 and 11% ($14.9 million) in 2000. For 2003, total subsidy revenues are expected to be approximately the same as the prior year due to the Company's filing for subsidy support at additional cities, which are expected to replace subsidies lost with the termination of service to and from Chicago. At March 31, 2003, the Company served 25 essential air service communities on a subsidized basis. Of these, 12 were being served under closed rate orders and the remainder were in the process of negotiation.

Aircraft

At December 31, 2002, the Company's fleet consisted of 39 Beechcraft 1900 aircraft and seven Embraer Brasilia passenger aircraft. Thirty-seven Beechcraft 1900D aircraft were available for use in passenger service, and two Beechcraft 1900C aircraft were being utilized exclusively for scheduled mail and freight operations. The Beechcraft 1900D aircraft are pressurized, radar equipped and offer a 300-mile per hour cruising speed for 19 passengers, plus cargo, with a range of 850 miles. The Beechcraft 1900D aircraft is widely regarded by airlines as an efficient and reliable aircraft for regional service. At December 31, 2002, the Company owned 36 and leased one of the passenger-configured Beechcraft 1900D aircraft.

On May 14, 2002, one owned Beechcraft 1900D and one leased Beechcraft 1900D, along with spare parts inventory, were destroyed by fire in a maintenance hangar owned by the Hall County Airport Authority and located in Grand Island, Nebraska. The fire started during hangar door modification performed by an outside contractor at the request of the Hall County Airport Authority. Of the total insurance proceeds of $10.0 million received by the Company, $7.8 million was applied to payment of the value of the leased aircraft and current and past due debt and lease obligations due Raytheon. The balance was used by the Company to replace spare parts inventory and tooling or was added to general corporate funds.

Because of the reduction in demand for air service following the events of September 11, the Company decided to retire seven of its Beechcraft 1900D aircraft. In conjunction with the Restructuring Agreement, as more fully described below, the Company will return the seven 1900D aircraft during 2003. Also in conjunction with the Restructuring Agreement, the Company purchased nine of the formerly leased 1900D aircraft which it elected to retain in its fleet. The aggregate purchase price for the nine aircraft was $22.5 million. Two 1900C aircraft were returned during 2002.

At December 31, 2002, two of the Company's seven Brasilia aircraft were in scheduled service and the remainder were being used as spares and for limited charter service. Four of the Brasilia aircraft are owned and three are leased under terms ranging from nine months to 10 years. The 30 passenger Embraer Brasilia aircraft are equipped with advanced avionics, have restrooms, are staffed with a flight attendant and offer a 330-mile per hour cruising speed with a range of 750 miles. The Company intends to increase the number of Brasilia aircraft in scheduled service beginning in July 2003, as warranted by passenger demand. The Company will return one Brasilia at the end of its lease term in September 2003. Thereafter, the Company believes that there will be greater opportunities to deploy these aircraft as the larger airlines reduce service to small cities that are unprofitable for their regional jet aircraft.

The table below shows the number and type of aircraft operated by the Company on January 1, 2002 and December 31, 2002.

                                                       December 31, 2002
                           January 1,   December 31,  ------------------
                              2002          2002        Owned    Leased
                          -----------  -------------  --------  --------
Beechcraft 1900C                4             2           --        2
Beechcraft 1900D               40            37           36        1
Embraer 120                     8             7            4        3
                          -----------  -------------  --------  --------
      Total                    52            46           40        6
                          ===========  =============  ========  ========

As of December 31, 2002, the average age of the Company's aircraft was approximately eight years and as of December 31, 2001, the average age of the Company's aircraft was approximately seven years.

Restructuring Agreement with Raytheon

Following the terrorist attacks of September 11 and due to continuing unfavorable economic conditions, the Company suffered substantial losses during the fourth quarter of 2001 and the year 2002. These losses produced a significant reduction in liquidity and rendered several aircraft surplus to the Company's reduced level of operations. Because of these financial difficulties, the Company missed contractual debt and lease payments during these periods and made only minor payments on its debt and lease obligations. As a result, debt of $111.0 million was in default and the Company was in arrears on lease payment obligations which totaled $11.3 million at December 31, 2002, immediately prior to the restructuring discussed below. Of these amounts, $106.0 million and $6.8 million, respectively, were owed to Raytheon.

On December 31, 2002, the Company finalized an agreement (the "Restructuring Agreement") with Raytheon regarding lease and debt financing provided by Raytheon for the Company's Beechcraft 1900C and 1900D aircraft fleet. The Restructuring Agreement included provisions for:

     o the issuance of 5,371,980 shares of the Company's Common Stock to Raytheon,

     o    the termination and modification of aircraft operating leases,

     o    the return of aircraft in satisfaction of indebtedness obligations,

     o the modification of principal and interest rates for various aircraft financing promissory notes and

     o    a restructuring of certain non-aircraft indebtedness.

Return of Aircraft. The Company has agreed to return seven Beechcraft 1900D aircraft to Raytheon during 2003 in exchange for the cancellation and extinguishment of one operating lease and six promissory notes. Because the Company will incur repair and refurbishment expenses during 2003 in order to return the aircraft to Raytheon in good working order, the Company has recognized a liability of $4 million for such expenditures. In addition, and in accordance with the provisions of SFAS 15 regarding the satisfaction of debt by a transfer of assets, the Company has adjusted the net book value of the six owned aircraft down to the aircrafts' total fair market value of $15 million, and has recognized an impairment loss of $5.5 million. Upon return of the aircraft to Raytheon in 2003, the Company expects to reduce its outstanding aircraft debt and lease liabilities for these seven aircraft by $20.9 million and record a gain from extinguishment of debt of $5.4 million.

Termination of Aircraft Operating Leases/Financed Purchase of Aircraft. Operating leases for nine Beechcraft 1900D aircraft have been converted to aircraft ownership with purchase money financing. The Company has recorded the purchase of the nine aircraft at a total fair market value of $22.5 million with a corresponding increase in long-term aircraft debt. Interest will accrue on the unpaid principal balance of the new debt at the rate of LIBOR plus 375 basis points per annum. Payments of principal and accrued interest are to be made in 120 monthly installments, with the amount of the monthly payment to be adjusted quarterly to reflect any change in the LIBOR rate.

Restructured Financing Terms for Aircraft Promissory Notes. The Company obtained amended debt financing for 21 Beechcraft 1900D aircraft promissory notes (the "Restructured Aircraft Notes") in the amount of $52.5 million. Each of the Restructured Aircraft Notes reflects an initial principal balance in the amount of $2.5 million with interest to accrue on the unpaid principal balance at the rate of LIBOR plus 375 basis points per annum. Payments of principal and accrued interest are to be made in 120 monthly installments, with the amount of monthly payment to be adjusted quarterly to reflect any change in the LIBOR rate. Total cash payments for all of the Restructured Aircraft Notes is estimated to be $68.1 million over the term of the notes.

Accounting for Refinancing of Aircraft Debt and Lease Obligations under SFAS 15. Consistent with SFAS 15, the restructured financing terms for all 30 of the Beechcraft 1900D aircraft debt and lease obligations discussed above (the "Old Aircraft Debt") has been accounted for as a troubled debt restructuring. SFAS 15 states that in a troubled debt restructuring, the debtor shall account for the effects of the restructuring prospectively from the time of restructuring and shall not reduce the carrying amount of the existing debt unless the carrying amount of the existing debt exceeds the total future cash payments of the new debt under the restructured terms. Included in the carrying value of restructured debt and lease obligations were $3.7 million of deferred gains and other deferred credits. The effects of any changes in the face amount or interest rate are to be amortized in future periods by reducing interest expense to an effective interest rate which equates the net present value of the future cash payments under the modified terms to the carrying value on the debtor's books.

After increasing the Company's liabilities by $22.5 million for financing of the Purchased Aircraft, the carrying value on the Company's books for the Old Aircraft Debt was $101.3 million, while total future cash flows for the 30 new and amended aircraft promissory notes (the "New Aircraft Debt") was estimated to be $95.7 million. In accordance with the provisions of SFAS 15, the amount of the Company's long-term liabilities has been reduced by $5.6 million in order to reflect the carrying value of the Old Aircraft Debt to an amount not more than the estimated future cash flows of the New Aircraft Debt. The $20.7 million difference between the $95.7 million restructured value of the Old Aircraft Debt and the $75 million principal amount of the New Aircraft Debt will be amortized as a reduction to the Company's interest expense over the next ten years.

Modification of Terms for Aircraft Operating Leases. Pursuant to the terms of the Restructuring Agreement, $384,000 of pre-December 31, 2002 unpaid lease payments on two Beechcraft 1900C aircraft operating leases has been contractually extinguished and the Company negotiated a reduction in the monthly lease payments for the two leases, which is anticipated to yield net cash flow savings of $1.2 million over the next ten years. The $384,000 liability will remain on the Company's books and be amortized over a period of 120 months.

Other Debt Restructuring Involving Partial Settlement Through Issuance of Equity. $14.9 million of outstanding principal and accrued interest on various non-aircraft debt was restructured into three new promissory notes (the

"Non-Aircraft Debt") with a total principal amount of $11.2 million and estimated future cash payments of $15.2 million. In addition, the Company issued 5,371,980 shares of the Company's Common Stock to Raytheon, representing a 38.2% interest in the Company's outstanding post-restructuring shares of Common Stock.

The restructuring of the Non-Aircraft Debt through the issuance of equity and new debt obligations was accounted for in compliance with SFAS 15. The new debt obligations were recorded at the carrying amount of the prior debt obligations, less the fair value of the equity granted to Raytheon. The Company has determined that, on the effective date of the Restructuring Agreement, the fair market value of the equity interest granted to Raytheon was $2.1 million. Accordingly, the Company has reduced $14.9 million of the Non-Aircraft Debt by $2.1 million to a net carrying amount of $12.8 million, and has recorded an increase of $2.1 million in shareholders' equity.

Board of Director Observer Rights. As further consideration for the concessions granted by Raytheon in the Restructuring Agreement, the Company has granted Raytheon observer rights for the Company's Board of Directors, but without any right to vote or enter into any discussions at any Board of Directors meetings.

Registration Rights. The Company agreed to file a shelf registration statement to permit Raytheon to resell the shares of Company Common Stock issued to it under the Restructuring Agreement. The registration statement was to have been filed by the date of this annual report, but has not yet been filed.

Independent Directors. The Restructuring Agreement provides that the Company will appoint two new directors unaffiliated with the Company or Raytheon by March 31, 2003. Mr. John Reardon has been appointed as a director under this provision. The second director has not yet been appointed.

Mandatory Prepayments. Not later than the earlier of 90 days after the end of the Company's fiscal year or the filing of the Company's Form 10-K for such fiscal year, the Company is required to prepay amounts outstanding under the Company's notes held by Raytheon in an amount equal to 50% of the "excess cash flow" for that fiscal year. "Excess cash flow" means cash flow from the Company's operations, less (a) capital expenditures, (b) payments of funded indebtedness for or made during such fiscal year and (c) $250,000.

Anti-Dilution. The Restructuring Agreement gives Raytheon anti-dilution rights with respect to certain issuances of Common Stock, rights to purchase Common Stock or securities convertible into Common Stock.

As a result of continued declines in traffic and fare levels as well as slower receipt of essential air service payments, the Company did not make its February and March payments under the Restructuring Agreement to Raytheon and will not make the payments due Raytheon in April 2003. In addition the Company is not in compliance with certain financial covenants contained in that Agreement. On April 14, 2003, Raytheon waived the foregoing requirements until June 15, 2003.

At December 31, 2002, the Company was in compliance with its debt agreements or had obtained amendments or short-term waivers from its lenders with respect to any nonpayment of scheduled debt installments or noncompliance with financial covenants. However, the Company cannot determine with a high degree of confidence that it will be able to make the required payments or remain in compliance with the agreements during the year 2003. Therefore the amount of debt that by its terms would otherwise be due after one year is shown as long-term obligations classified as current. In addition to the contractual amounts due the lenders, the balance includes $22.3 million of additional carrying amounts under FAS 15.

Other Financing

The Company is renegotiating agreements with three other creditors who provide the financing for six of the Company's seven Brasilia aircraft. In August 2002, the Company entered into a settlement with Finova Capital Corporation ("Finova") with respect to an aircraft returned to Finova. As a part of that agreement, the Company agreed to pay Finova a total of $727,589 with interest at 10% over a period of 48 months. The Company retained the second aircraft leased from Finova and agreed to pay Finova $10,000 per month from October 2002 through March 2003 and $15,000 per month from April 2003 until the end of the lease term on September 30, 2003. For the period prior to September 30, 2003 the parties have agreed to negotiate a settlement of amounts due under the lease agreement and for unpaid rentals and return condition of the remaining aircraft.

At December 31, 2002, Great Lakes had three notes payable to the CIT Group/Equipment Financing, Inc. ("CIT") with interest at 8.7% to 9.08%, totaling $5.0 million for financing of three of its Brasilia aircraft, of which $214,000 was in arrears. In April 2003, the Company combined and modified the notes to provide for reduced monthly payments through March 2008 at an interest rate of LIBOR plus 275 basis points.

At December 31, 2002, the Company was in arrears on rental payments to Boeing Capital Corporation ("Boeing") for lease of two Brasilia aircraft in the amount of $3.4 million. Subsequent to year-end, the Company entered into a letter agreement with Boeing, effective as of December 31, 2002, cancelling the unpaid lease installments, reducing the monthly rental payments through the end of the lease terms in 2013, requiring the Company to fund major overhauls in advance and giving Boeing the right to terminate the leases at its option with six months notice. Boeing will receive shares of redeemable preferred stock valued at $4.5 million. The Company intends to file a Certificate of Designation setting forth the terms of the redeemable preferred stock by April 30, 2003. The parties will further document the terms and conditions of the lease restructuring by that date.

Maintenance

The Federal Aviation Administration ("FAA") mandates periodic inspection and maintenance of commercial aircraft. The Company performs most maintenance and inspection of its aircraft and engines (except engine overhaul) using its own personnel. Heavy maintenance bases are located at Cheyenne, Wyoming; Huron, South Dakota; and Grand Island, Nebraska. Line maintenance is also performed in Denver, Colorado. Parts and supplies inventories are also maintained at these locations to promote the mechanical dispatch reliability of the fleet. The Company also maintains an inventory of spare engines and propellers for its fleet to allow for minimal downtime during major overhauls. The Company internally performs overhaul of selected aircraft components for its fleet.

In October 2001, Great Lakes became the first operator of Beechcraft 1900D aircraft with Pratt & Whitney PT6A-67D engines to be authorized by the FAA to maintain its engines on an "on-condition" basis. As part of the Restructuring Agreement with Raytheon, the Company agreed that by April 30, 2003, it will enter into an engine reserve funding plan with a third party vendor that covers the next complete overhaul performed on each 1900D engine after the engine completes the current refurbishment cycle.

Yield Management

The Company closely monitors its inventory and pricing of available seats with yield management systems. These systems enable the Company's revenue control analysts to examine the Company's past traffic and pricing trends and to estimate the optimal number of seats made available for sale at various fares. The analysts then monitor each flight to adjust seat allocations and booking levels, with the objective of maximizing the total revenue for each flight.

Marketing

The Company's services are marketed primarily by means of listings in computerized reservation systems and the Official Airline Guide, and through direct contact with travel agencies and corporate travel departments. The Company's promotional programs emphasize the Company's close affiliation with its code sharing partners and the opportunity for the Company's passengers to participate in United's "Mileage Plus" frequent flyer program.

Competition

The Company competes for passenger traffic primarily with regional and major air carriers and ground transportation. It may also compete with other regional carriers and smaller carriers to provide Essential Air Service and receive subsidies for providing service to small communities. The Company's competition from other air carriers varies from location to location and, in certain areas, comes from regional and major carriers who serve the same destinations as the Company but through different hub and spoke systems. The domestic airline industry has undergone major structural changes since the enactment of the Deregulation Act. Deregulation has made possible the rapid entry of competitors into the Company's markets, and competitors are able to adjust fares rapidly to improve their competitive position. The Company could experience increased competition from existing competitors or from new entrants on one or more of the Company's routes.

Almost all markets are subject to a high degree of price competition both from established carriers and low fare jet carriers. The Company believes, however, that its ability to compete in its market areas is strengthened by its code sharing relationships with United and Frontier at Denver. The Company competes with other airlines by offering frequent flights, flexible schedules and competitive fares. In addition, the Company's competitive position benefits from the large number of participants in United's "Mileage Plus" frequent flyer program. These participants receive mileage credits on flights operated by Great Lakes under its own identity and on connecting flights with United. They may also use their awards to travel on United or Great Lakes flights.

Fuel

The Company has not experienced difficulty with fuel availability and expects to continue to be able to obtain fuel in quantities sufficient to meet its future requirements. The Company contracts directly with refiners for the purchase of portions of its fuel. Standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, an increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues, could have a material adverse impact on the Company's future operating results. During 2002, the Company's average price of fuel including taxes and into plane service fees was $1.11 per gallon as compared to $1.25 in 2001 and $1.26 in 2000. At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease expense by approximately $115,000 annually.

Employees

At March 31, 2003, the Company had 674 full-time and 222 part-time active employees as compared to 762 full-time and 174 part-time active employees at December 31, 2001, as follows:

                                                       March 31,   December 31,
                                                         2003          2001
                                                      ----------  -------------
       Classification:
             Pilots                                        233          219
             Station personnel                             417          484
             Maintenance personnel                         152          161
             Administrative and clerical personnel          66           43
             Flight attendants                               8            2
             Management                                     20           27
                                                      ---------    ------------
       Total employees                                     896          936
                                                      =========    ============

The Company's pilots are represented by the International Brotherhood of Teamsters. The Company's agreement with the pilots became amendable October 30, 2000, and the Company and the union are negotiating to achieve an agreement. The members of the union have authorized a strike at some future date if an agreement is not reached. However, before any work stoppage can occur, the Federal Mediation Board must release the participants to self help, followed by a 30-day cooling off period. The Company's flight attendants are also represented by the International Brotherhood of Teamsters, and the Company's agreement with the flight attendants became amendable April 1, 2002. Negotiations with the flight attendants are inactive at the present time.

The Company's mechanics and maintenance clerks are represented by the International Association of Machinists. The Company's agreement with the mechanics becomes amendable November 1, 2005, and the Company's agreement with the maintenance clerks became amendable March 1, 2002. Negotiations with the maintenance clerks are inactive at the present time.

Charter and Freight Service

The Company uses its Beechcraft and Brasilia aircraft to provide charter services to private individuals, corporations and athletic teams. The Company also carries freight, mail and small packages on most of its scheduled flights and has two Beechcraft 1900C aircraft devoted to providing service under a subcontract for carriage of mail for the U.S. Postal Service. Revenues from the Company's charter flights and freight and mail deliveries were 3.8%, 4.1% and 3.8% of the Company's total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Regulation

In accordance with the provisions of the Federal Aviation Act of 1958, as amended (the "1958 Act"), the Company is an air carrier subject to regulation by the DOT, primarily with respect to economic matters, and is also subject to regulation by the FAA with respect to certain safety related matters.

The Company holds an air carrier operating certificate issued by the FAA pursuant to Part 121 of the FAA's regulations. The Company, as a commuter air carrier, is licensed under Part 298 of the Economic Regulations of the DOT. The Company is subject to the jurisdiction of the FAA with respect to its aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain an operating certificate and operations specifications for the particular aircraft and types of operations conducted by the carrier, all of which are subject to suspension or revocation for cause.

The Deregulation Act eliminated many regulatory constraints so that airlines became free to set fares and, with limited exceptions, to establish domestic routes without the necessity of seeking government approval. The DOT is still authorized to establish consumer protection regulations; to prohibit certain pricing practices; to mandate conditions of carriage; and to make ongoing determinations of a carrier's fitness, willingness and ability to properly and lawfully provide air transportation. The DOT also has the power to bring proceedings to enforce its regulations under the 1958 Act and seek penalties, including the assessment of civil penalties, the revocation of operating authority and criminal sanctions.

The Aviation and Transportation Security Act requires the adoption of certain security measures by airlines and airports, including screening of passengers and baggage. The new security measures are being partially funded by a $2.50 per flight segment tax on tickets. The Company is responsible for certain security costs above this level.

The Company is subject to the jurisdiction of the Federal Communications Commission regarding the use of its radio facilities. Local governments and authorities in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement, curfews and use of airport facilities. The Company believes that it is in compliance with all such regulations.

Insurance

The Company carries the types and amounts of insurance required by the DOT and customary in the regional airline industry, including coverage for public liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation.

As a result of the September 11 terrorist attacks, aviation insurers have significantly increased premiums for all aviation coverage while dramatically reducing the amount of coverage available for war-risk occurrences. In response to the reduction in coverage, the Stabilization Act provided U.S. air carriers with the option to purchase certain war-risk liability insurance from the U.S. government on an interim basis at rates that are more favorable than those available in the private market. The Company has purchased this coverage and anticipates renewing it for as long as the coverage is available from the U.S. government. The airlines and insurance industries, together with the U.S. and other governments, are continuing to evaluate both the cost and options for providing coverage of aviation insurance. The Company anticipates that it will follow industry practices with respect to sources of insurance. The Company believes that its insurance is adequate as to amounts and risks covered. There can be no assurance, however, that the limits of the Company's insurance will be sufficient to cover any catastrophic loss.

          Risk Factors Relating to the Company and the Airline Industry

Dependence on Relationship with United

The Company believes approximately 70% of Great Lakes passenger traffic currently connects with United flights. As a result of the Company's relationship with United, the Company's business is sensitive to events and risks affecting United. If adverse events affect United's business, the Company's business is also adversely affected. Such events include the outcome of United's bankruptcy reorganization, changes in United's business plan or model, employee strikes or job actions, significant curtailment of services or terrorist events. However, to the extent that the Company is successful in developing its own identity on its operating system and is successful in developing its code sharing relationship with Frontier, it will reduce its dependence on United and mitigate the effects of such adverse events if they relate to United only.

Terrorist Events

The Company is sensitive to items related to the September 11, 2001 terrorist attacks, such as the impact of additional airline and security charges on Company costs, customer demand for travel, cost and availability of war risk and other aviation insurance, including the federal government's provision of third party war-risk coverage and the possibility of additional terrorist events which could cause further customer aversion to air travel.

War

War or other military action by the United States or others could have a significant effect on passenger traffic.

Dependence on Essential Air Service Revenues

In 2002, 36.2% of the Company's revenues were received as EAS subsidies. EAS subsidies are expected to remain a significant portion of the Company's revenues in 2003 and future years. Changes in DOT policies with regard to payment of subsidies and reduction or loss of subsidies as a result of competitive bidding may have a substantial impact on the Company.

Effect of General Economic Conditions

The airline industry is significantly affected by general economic conditions. During recent recessions, most airlines reduced fares in an effort to increase traffic. The Company does not hedge its fuel purchasing costs. Economic and competitive conditions in the airline industry have contributed to a number of bankruptcies and liquidations among airlines. A worsening of current economic conditions, or an extended period of recession nationally or regionally, would have a materially adverse effect on the Company's operations.

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

Weather

The Company passenger traffic and costs can be directly impacted by adverse weather conditions and air traffic control related constraints.

Restructuring Agreement

Payments under the Restructuring Agreement signed on December 31, 2002 with Raytheon are closely aligned with future forecasted cash flows. If the Company fails to achieve those cash flows, it will be unable to meet its obligations under that and other agreements. This could result in the demand for immediate payment of all obligations by the Company's creditors.

Control by Principal Stockholders

Raytheon, the Company's principal creditor, owns approximately 38.2% of the outstanding shares of the Company's common stock. Raytheon and the Company are parties to a Restructuring Agreement. See "Business-Restructuring Agreement with Raytheon."

Mr. Douglas G. Voss, Chairman of the Board of the Company beneficially owns or controls approximately 38.3% of the outstanding shares of the Company's common stock. On October 22, 1996, Mr. Voss transferred approximately one-half of the shares of the Company's common stock owned by him to his ex-spouse, Ms. Gayle R. Brandt, pursuant to a Marital Dissolution Stipulation and Property Settlement. Ms. Brandt has granted Mr. Voss an Irrevocable Proxy to vote such securities until June 28, 2010. Accordingly, Mr. Voss and Raytheon are in a position to control the management and affairs of the Company.

Noncompliance with the Nasdaq Continued Listing Requirements

The Company's Common Stock was de-listed from The Nasdaq SmallCap Market on August 14, 2002. As a result of the delisting, the Company's Common Stock has become subject to certain rules of the SEC relating to "penny stocks." These rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser's prior written consent for a purchase transaction, thus restricting the ability to purchase or sell the securities in the open market. Trading of the Company's Common Stock is conducted on the OTC Bulletin Board, which was established for securities that do not meet Nasdaq listing requirements. Consequently, trading the Company's Common Stock may be more difficult, because of lower trading volumes, transaction delays and reduced security analyst and news media coverage of the Company. These factors could also contribute to lower prices and larger spreads in the bid and ask prices for the Company's Common Stock.

Item 2. PROPERTIES

At December 31, 2002, the Company leased gate and ramp facilities at 40 airports where ticketing, passenger loading and unloading are handled by Company personnel. Payments to airport authorities for ground facilities are based on a number of factors, including the amount of space used and flight volume. The Company also leases aircraft hangar space for maintenance operations at three of the locations it serves.

Effective January 1, 2000, the Company entered into a lease in Cheyenne, Wyoming, for approximately 42,000 square feet of space for administration and maintenance needs. In 2000, the Company constructed an additional leased facility in Cheyenne. This facility is approximately 54,000 square feet and is used for administrative, flight operations, maintenance offices, maintenance and hangar space.

The Company believes that it has adequate facilities for the conduct of its current and planned operations.

Item 3. LEGAL PROCEEDINGS

On February 27, 2002, Finova Capital Corporation ("Finova") filed suit against the Company in the United States District Court for the District of Arizona. No. Civ. 02-0362 PHX SMM. Finova alleged that the Company breached two airplane lease agreements and sought damages, costs and attorney's fees. On August 1, 2002, Finova and the Company entered into a Settlement Agreement and Covenant Not to Execute on one of the aircraft. On November 1, 2002, Finova and the Company entered into a Deferral Agreement which provides for the withdrawal of the suit and payment of $10,000 per month from October 2002 through March 2003 and $15,000 per month from

April 2003 until the end of the lease term on September 30, 2003 for the second aircraft. Finova and the Company have agreed that prior to the end of the lease term they will negotiate the other outstanding issues regarding the second aircraft. The Company has recognized in its accounts the expected cost associated with these aircraft and these agreements.

The Company is a also a defendant in a lawsuit arising from the collision of a small aircraft with one of the Company's Beechcraft 1900 aircraft in Quincy, Illinois on November 19, 1996. The collision occurred at the intersection of two runways as the Company's aircraft was landing, and resulted in the death of all 10 passengers and the two crewmembers. The Company's insurance carrier is providing for the Company's defense in the lawsuit and the Company believes that all claims arising from the accident will be adequately covered by insurance.

The Company is a party to several routine pending legal proceedings, none of which management believes are material to the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's shareholders during the three-month period ended December 31, 2002.

Executive Officers of the Registrant

The following table provides information with respect to the Company's executive officers as of March 15, 2003. Each executive officer has been appointed to serve until his successor is duly appointed by the Board of Directors or his earlier removal or resignation from office.

Name                           Age      Title
----                           ---      -----
Douglas G. Voss                48       Chairman of the Board of Directors
Charles R. Howell IV           45       Chief Executive Officer
Michael L. Tuinstra            49       Treasurer
Christopher C. Wilken          32       Controller
James A. Frazier               44       Vice President-Customer Service

     Douglas G. Voss. Mr. Voss co-founded the Company in 1979 and served in the position of Chief Executive Officer from the Company's inception until December 31, 2002. Mr. Voss has served as a director of the Company since the Company's inception. Mr. Voss became a pilot in 1974 and holds both an Airline Transport Pilot Certificate and an Airframe and Powerplant Mechanic Certificate. Mr. Voss is a graduate of Colorado Aero Tech. In 1977 and 1978, Mr. Voss was employed as a mechanic for a subsidiary of Executive Beechcraft, Inc. Mr. Voss has also served the Company in a number of operational positions, including Director of Maintenance and Director of Operations.

     Charles R. Howell IV. Mr. Howell became the Chief Executive Officer of the Company on December 31, 2002. Mr. Howell served as Chief Operating Officer from August 2002 until December 31, 2002. Prior to joining the Company, Mr. Howell was the President and Chief Executive Officer of Corporate Airlines, Inc., a Nashville-based airline that he co-founded in 1996.

     Michael L. Tuinstra. Mr. Tuinstra became the Company's Treasurer in January 2002. From August 1998 to January 2002 Mr. Tuinstra served as the Company's Director of Purchasing and Inventory Control, and prior to this, from August 1998 until April 1999, he was the Company's budget and financial analyst. From June 1995 until August 1998 Mr. Tuinstra was self employed and was a financial consultant.

     Christopher C. Wilken. Mr. Wilken became the Company's Controller in January 2002. Mr. Wilken has served the Company in various positions since November 1987. From March 1999 until January 2002 Mr. Wilken was the Company's Director of Planning and Financial Analysis, and from August 1996 to March 1999, he was the Company's Manager of Market Planning. Mr. Wilken is also a commercial pilot with instructor's ratings and holds airframe and powerplant mechanic's ratings with inspection authorization.

     James A. Frazier. Mr. Frazier joined Great Lakes in March 1990 as Director of Stations and was promoted to his present position of Vice President of Customer Service in March 1992.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded under the symbol "GLUX" on the Over-the-Counter Bulletin Board (the "OTCBB"). The Company's Common Stock began trading on January 19, 1994, the date of its initial public offering. The initial public offering price of the Company's Common Stock was $11.00 per share. On August 14, 2002, the Company's common stock was delisted from the NASDAQ SmallCap Market as a result of the failure to maintain an average stock price of at least $1 per share.

The following table sets forth the range of high and low sale prices for the Company's Common Stock for each of the fiscal quarters for the past two years as reported by Nasdaq and the OTCBB. These prices represent inter-dealer prices without adjustments for mark-up, mark-down or commission and do not necessarily reflect actual transactions.

          Stock Quotations           High            Low
        -----------------------   -----------   -----------
        2002:
              First quarter        $  0.64        $  0.36
              Second quarter          0.87           0.35
              Third quarter           0.46           0.16
              Fourth quarter          0.46           0.12

        2001:
              First quarter           2.50           0.875
              Second quarter          1.75           1.01
              Third quarter           1.25           0.40
              Fourth quarter          0.75           0.25

As of March 31, 2003, the Company had approximately 375 record holders of its Common Stock.

The transfer agent for the Company's Common Stock is Wells Fargo Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

The Company has not paid any dividends on its Common Stock since its initial public offering in January 1994 and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, and any applicable restrictive debt and lease covenants, among other factors. Under the Restructuring Agreement, the Company is prohibited from paying dividends until after December 31, 2005.

Recent Sales of Unregistered Securities

On December 31, 2002, the Company issued to Raytheon Aircraft Credit Corporation 5,371,980 shares of Common Stock of the Company. The Company issued the shares to Raytheon as partial consideration for a series of transactions that included restructured finance terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. See "Business-- Restructuring Agreement with Raytheon" for a description of the Restructuring Agreement, including certain continuing rights and obligations of the parties. The issuance of common stock to Raytheon is exempt from registration pursuant to
Section 4(2) of the Securities Act.

Item 6. SELECTED FINANCIAL AND OPERATING DATA

The following statement of operations and balance sheet data as of and for each of the years in the five-year period ended December 31, 2002 are derived from the Company's financial statements. The financial statements for the year ended December 31, 2002, 2001, 2000, 1999 and 1998 have been audited by KPMG LLP. The financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 and the report thereon are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with and are qualified in their entirety by the financial statements and the notes thereto included elsewhere in this Form 10-K. The financial statements and selected data do not include any adjustments that might result from the outcome of the uncertainty over the Company's ability to continue as a going concern.

                                                                        Year ended December 31,
                                               ----------------------------------------------------------------------------
                                                  2002           2001             2000             1999             1998
                                               ----------     ----------       ----------       ----------       ----------
                                                      (In thousands, except per share and selected operating data)
Statement of Operations Data:
    Passenger and public service revenues      $   81,330     $   97,030       $  126,914       $  122,890       $  108,467
    Other revenues                                  3,399          4,410            6,676            8,480            5,565
                                               ----------     ----------       ----------       ----------       ----------
                 Total operating revenues          84,729        101,440          133,590          131,370          114,032
                                               ----------     ----------       ----------       ----------       ----------
    Operating expenses:
       Salaries, wages and benefits                25,856         31,124           35,162           33,037           29,106
       Aircraft fuel                               12,616         17,514           21,503           16,557           13,974
       Aircraft repairs                            12,740         15,122           17,491           17,478            9,426
       Commissions                                    871          2,512            4,248            5,796            5,560
       Depreciation and amortization                7,012          7,063            7,103            4,779            3,499
       Aircraft rental                              7,462          8,682            9,226           13,194           16,511
       Other rentals and landing fees               5,780          6,363            7,808            6,504            6,375
       Other operating expense                     18,101         23,689           30,113           25,316           22,922
       Impairment of assets and other property      5,470             --               --               --               --
       Non-recurring expenses                          --             --               --               --              146
                                               ----------     ----------       ----------       ----------       ----------
                 Total operating expenses          95,908        112,069          132,654          122,661          107,519
                                               ----------     ----------       ----------       ----------       ----------
                 Operating (loss) income          (11,179)       (10,629)             936            8,709            6,513
    Interest expense, net                          (6,643)        (9,961)          (9,169)          (5,974)          (3,485)
    Federal grant                                      --          1,927               --               --               --
    Gain on insurance recovery                      1,438             --               --               --               --
    Loss on sale of assets                             --             --               --               (7)            (191)
    Gain on extinguishment of debt                  5,573             --               --               --               --
                                               ----------     ----------       ----------       ----------       ----------
                 Income (loss) before
                    income tax expense            (10,811)       (18,634)          (8,233)           2,728            2,837
                                               ----------
    Income tax expense (benefit)                                      --                6               --              115
                                               ----------     ----------       ----------       ----------       ----------
                 Net income (loss)             $  (10,811)    $  (18,634)      $   (8,239)      $    2,728       $    2,722
                                               ==========     ==========       ==========       ==========       ==========
Net income (loss) per share: Basic             $    (1.24)    $    (2.15)      $    (0.95)      $     0.32       $     0.34
                                               ==========     ==========       ==========       ==========       ==========
Net income (loss) per share: Diluted           $    (1.24)    $    (2.15)      $    (0.95)      $     0.29       $     0.34
                                               ==========     ==========       ==========       ==========       ==========
Average number of common shares
    outstanding Basic                               8,698          8,658            8,646            8,634            7,925
                                               ==========     ==========       ==========       ==========       ==========
Average number of common shares
    outstanding Diluted                             8,698          8,658            8,646            9,336            8,703
                                               ==========     ==========       ==========       ==========       ==========
Balance Sheet Data:

Working capital (deficit)                      $ (147,246)      (121,820)         (10,366)          (3,112)          (3,025)
Total assets                                      136,182        132,111          143,179          148,876           72,281
Long-term debt, net of current maturities             672          4,727           96,054           98,701           28,471
Stockholders' equity (deficit)                    (27,158)       (18,496)             130            8,619            5,850
Selected Operating Data:
Available seat miles (000s) (1)                   358,541        428,707          525,872          526,095          489,213
Revenue passenger miles (000s) (2)                134,236        200,536          265,589          265,733          250,098
Revenue passengers carried                        505,176        811,217        1,117,576        1,057,798          873,186
Departures flown                                   84,933        102,379          126,770          133,423          122,278
Passenger load factor (3)                            37.4%          46.8%            50.5%            50.5%            51.1%
Break-even passenger load factor (4)                 45.3%          58.0%            52.9%            49.1%            49.3%
Average yield per revenue passenger mile (5)         37.8(cent)     38.8(cent)       42.2(cent)       40.1(cent)       37.4(cent)
Operating cost per available seat mile (6)           25.2(cent)     26.1(cent)       25.2(cent)       23.3(cent)       22.0(cent)
Average passenger fare (7)                     $    100.39          95.87           100.25           100.83           107.26
Average passenger trip length (miles) (8)             266            247              238              251              286
Aircraft in service (end of period)                    46             52               52               52               53
Destinations served (end of period)                    40             48               57               67               71


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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The discussion and analysis throughout this filing contains certain forward-looking terminology such as "believes," "anticipates," "will" and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein and in other reports filed by the Company with the Securities and Exchange Commission. See Liquidity and Capital Resources for discussion of the Company's financial condition.

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981. Beginning in April 1992, the Company operated as a United Express carrier under a cooperative marketing agreement with United, which terminated on April 30, 2001. The Company now operates under its own name and as a code sharing partner with United and Frontier. As of March 1, 2003 the Company provided passenger service to 41 airports in 11 states with 1,433 scheduled departures each week.

                              Results of Operations

                                                                 For the years ended December 31
                                  -----------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
                                                 2002                              2001                       2000
                                  ---------------------------------- --------------------------------- --------------------
                                               Cents     % Increase               Cents     % Increase              Cents
                                                Per      (decrease)                Per      (decrease)               Per
                                   Amount       ASM       from 2001   Amount       ASM      from 2000   Amount       ASM
                                  --------    -------    ----------- --------   --------  ------------ --------  ----------
Operating revenues
Passenger                         $ 50,716                  (34.8)%    77,753                 (30.6)%   112,037
Public service                      30,614                   58.8      19,276                  29.6      14,877
Other                                3,399                  (22.9)      4,410                 (33.9)      6,676
                                  --------                  -----    --------                 -----    --------
       Total operating revenues     84,729                  (16.5)    101,439                 (24.1)    133,590
                                  --------                  -----    --------                 -----    --------
Salaries, wages and benefits        25,856     7.2(cent)    (16.9)     31,124     7.3(cent)   (11.5)     35,162     6.7(cent)
Aircraft fuel                       12,616     3.5          (28.0)     17,514     4.1         (18.6)     21,503     4.1
Aircraft maintenance materials
    and component repairs           12,740     3.6          (15.8)     15,122     3.6         (13.5)     17,491     3.3
Commissions                            871     0.2          (65.3)      2,512     0.6         (40.9)      4,248     0.8
Depreciation and amortization        7,012     2.0           (0.7)      7,063     1.6          (0.6)      7,103     1.4
Aircraft rental                      7,462     2.1          (14.1)      8,682     2.0          (5.9)      9,226     1.8
Other rentals and landing fees       5,780     1.6           (9.2)      6,363     1.5         (18.5)      7,808     1.5
Other operating expense             18,101     5.0          (23.6)     23,689     5.5         (21.3)     30,113     5.7
Impairment of assets and other
property                            (5,470)     --            --           --      --           --          --       --
                                  --------    ----          -----     -------    ----         -----     -------    ----
       Total operating expenses     95,908    25.2(cent)    (19.3)%   112,069    26.1(cent)   (15.5)%   132,654    25.2(cent)
                                  --------    ----          -----     -------    ----         -----     -------    ----
       Operating income (loss)    $(11,179)     --            --      (10,630)     --           --          936      --
                                  ========    ====          =====     =======    ====         =====     =======    ====
Interest expense, net               (6,643)   (1.9)(cent)   (33.1)%    (9,931)    2.4(cent)     8.3%     (9,169)   (1.7)(cent)
                                  ========    ====          =====     =======    ====         =====     =======    ====
Gain on insurance recovery           1,438                                 --                               --
                                  ========                            =======                           ======
Gain on extinguishment of debt       5,573                                 --                               --
                                  ========                            =======                           ======

                                                               Increase (decrease)              Increase (decrease)
                                                  2002             from 2001          2001           from 2000        2000
                                                -----------    ------------------   --------    ------------------- ---------
Available Seat Miles (000s)                      358,541             (16.4)%        428,707           (18.5)%        525,872
Revenue Passenger Miles (000s)                   134,236             (33.1)%        200,536           (24.5)%        265,589
Passenger Load Factor                              37.4%             (20.0)%          46.8%            (7.4)%          50.5%
Average Yield per Revenue Passenger Mile           37.8(cent)         (2.6)%          38.8(cent)       (8.1)%          42.2(cent)
Cost  per ASM                                      25.2(cent)         (3.5)%          26.1(cent)         3.7%          25.2(cent)


Comparison of 2002 to 2001

Passenger Revenues: Passenger revenues and revenue passenger miles decreased 34.8% and 33.1% respectively, from 2001. Although the Company discontinued service to four cities during the year the decrease was largely due to the continued industry wide decline in passenger traffic following the September 11 terrorist attacks.

Public Service Revenues: Public service revenues collected through the Essential Air Service program increased 58.8% in 2002 compared to 2001. As a result of the September 11 terrorist attacks, the Department of Transportation, in Order number 2002-2-13, entitled "Order Authorizing Emergency Essential Air Service Payments," provided for an immediate increase in all subsidized rates effective retroactively to October 1, 2001. This order also began the process of renegotiating all of the Company's subsidy contracts as of October 1, 2001 to recognize the effects of the September 11 attacks on airline operations, specifically higher insurance costs and lower passenger revenues.

Other Revenues: Other revenues declined 23.0% to $3.4 million in 2002. Freight revenue decreased as a result of reduced capacity and increased security requirements governing the acceptance of air freight following the September 11 terrorist acts. Charter revenues were down as a result of the non-renewal of various university charter contracts.

Operating Expenses: Total operating expenses decreased 19.3%, or $21.7 million, in 2002 compared to 2001. Cost per ASM decreased 3.5% from 2001 to 25.2 cents per ASM. The suspension of service following the September 11 terrorist attacks and the ensuing reduced schedule had a significant impact upon direct operating costs.

Salaries, wages, and benefits decreased 16.9% to $25.9 million from 2001 as a result of reductions in staffing levels, pay rates, hours worked and the closing of service to and from some cities.

Aircraft fuel expense was down 28.0% in 2002. The decrease is attributed to the continued flight schedule reductions following the September 11 terrorist attacks. The Company benefited from flat average fuel costs through the first three quarters. Rising fuel costs in the fourth quarter were offset by the usual seasonal reduction in scheduled operations. The average per gallon rate decreased 11.2% to $1.11 for the year.

Aircraft maintenance, materials and component repair expense was 3.6 cents per ASM for both 2002 and 2001. The reduction in expense to $12.7 million corresponds with the reduction of ASMs.

Commissions decreased 65.3% to $0.9 million in 2002 from $2.5 million in 2001 as a result of lower travel agency commission rates, decreased gross revenues and increasing direct sales. Following a majority of the airline industry, the Company discontinued paying commissions to travel agents on tickets sold after June 12, 2002.

Depreciation expenses were largely flat due to the Company's owned aircraft fleet remaining substantially unchanged during the year from 2001.

Aircraft lease expense decreased 14.1% in 2002 to $7.5 million from $8.7 million in 2001 as a result of the termination of a lease of one EMB-120 and two Beech 1900D aircraft. As of March 31, 2002, one of two EMB-120 aircraft leased from Finova Corporation was returned to the lessor, and the lease was terminated. At January 1, 2002, the Company was leasing one aircraft, a Beech 1900D, from an affiliated company. Effective March 31, 2002, the aircraft was returned to the lessor. On May 14, 2002, a leased Beech 1900D was one of two aircraft destroyed in a hangar fire, and lease rentals ceased May 31, 2002. The second aircraft destroyed in the fire was a Company-owned Beech 1900D aircraft.

Other rentals and landing fees decreased 9.2% in 2002. Landing fees were reduced in conjunction with a corresponding decrease in total landings.

Other operating expenses decreased 23.6% in 2002 to $18.1 million from $23.7 million in 2001, representing a 0.5 cent per ASM reduction in cost. The decrease is primarily due to the elimination of certain fees associated with the former United Express agreement, lower levels of operations and other actions that were taken to reduce costs.

The decrease in interest expense from $9.9 million in 2001 to $6.6 million in 2002 was primarily due to reduced interest rates as the majority of the Company's fleet is financed at variable interest rates. Also, one Company-owned Beech 1900D with debt of $3.2 million was destroyed in a hangar fire. In addition, on April 30, 2002 the Company fully paid and terminated its line of credit with Coast Business Credit.

Income Tax Expense (benefit): The realization of any benefits remains substantially in doubt as the Company continues in its loss carry forward position.

Gain on Insurance Recovery: The Company recorded a gain of $1.4 million in connection with receipt of insurance proceeds for two aircraft destroyed in a hangar fire. See "Busines--Aircraft" above.

Impairment of Assets and Gain on Extinguishment of Debt: The Company recognized an impairment loss of $5.5 million and recognized a gain on extinguishment of debt of $5.6 million in connection with the recording of the Restructuring Agreement with Raytheon. See "--Restructuring Agreement with Raytheon Aircraft Credit Corporation."

Comparison of 2001 to 2000

Passenger Revenues: Passenger revenues and revenue passenger miles decreased 30.6% and 24.5%, respectively, from 2000. As the Company continued to shift its operational focus to the Denver hub, service was discontinued at a total of 10 cities serving Chicago O'Hare Airport by the end of the second quarter of 2001. Service was also discontinued at Meigs Lakefront Airport in Chicago during August 2001. These closings resulted in a 47% reduction in total departures for the Chicago market. The closing of service to and from these cities contributed to a reduction in yield as the traffic mix was primarily business oriented. The suspension of air service following the terrorist attacks of September 11 and a subsequent 39% decrease in passengers flown during the fourth quarter of 2001 as compared to the first and second quarters further contributed to the decline in revenue for 2001.

Public Service Revenues: Public service revenues collected through the EAS program increased 29.6% in 2001 compared to 2000. While EAS service was discontinued at Mattoon, Illinois; Ottumwa, Iowa; and Yankton, South Dakota; service was added at Page, Arizona and Moab and Vernal, Utah. The Company further negotiated and became eligible to collect subsidy for service to Pierre, South Dakota.

As a result of the September 11 terrorist attacks, the Department of Transportation, in Order number 2002-2-13, entitled "Order Authorizing Emergency Essential Air Service Payments," provided for an immediate increase in all subsidized rates effective retroactively to October 1, 2001. This order also began the process of renegotiating all of the Company's subsidy contracts as of October 1, 2001 to recognize the effects of the September 11 attacks on airline operations, specifically higher insurance costs and lower passenger revenues. These renegotiated rates superseded the interim rates through the normal end of the contract period.

Other Revenues: Other revenues declined 33.9% in 2001. Freight revenue decreased as a result of reduced capacity and increased security requirements governing the acceptance of air freight following the September 11 terrorist attacks. Charter revenues were down as a result of the cancellation of various university charters following the highly publicized fatal accident in January 2001, involving another charter operator and the Oklahoma State University basketball team. These revenue losses were partially offset by an increase in December 2001, of the per pound rate paid by the U.S. Postal Service for mail carried on the Company's air mail routes.

Operating Expenses: Total operating expenses decreased 15.5%, or $20.6 million in 2001 compared to 2000. Cost per ASM increased 3.5% over 2000 to 26.1 cents per ASM. The suspension of service following the September 11 terrorist attacks and the ensuing reduced schedule had a significant impact upon direct operating costs.

Salaries, wages, and benefits decreased $4.0 million from 2000 as a result of employee furloughs, pay reductions, and pay freezes following the September 11 terrorist attacks.

Aircraft fuel expense was down 18.6% in 2001 on flat average fuel costs of $1.25 per gallon. Overall consumption was down 18.2% in 2001 as a result of reduced flying.

Aircraft maintenance, materials and repairs showed a 13.5% decrease in 2001 from an overall reduction in flights year over year and the reduction of utilization of the Company's aircraft.

Commissions were down 40.9% in 2001 because of a corresponding decrease in passenger revenue, further reductions in the number of tickets purchased through travel agencies and continuing decreases in commission rates.

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

Other operating expenses decreased 21.3% from 2000, representing a 0.2 cent per ASM reduction in cost. The reduction was largely the result of the termination of the United Airlines / United Express marketing agreement and its associated franchise and marketing fees. Ongoing cost cutting efforts further contributed to the reduction in expenses.

The Company recognized a grant of $1.9 million from the Air Transportation Safety and System Stabilization Act, passed by Congress and signed into law by President Bush on September 22, 2001.

Income Tax Expense (benefit): The realization of any benefits from the Company's net operating loss carry forward is substantially in doubt.

Liquidity and Capital Resources

The Company's cash and cash equivalents balance at December 31, 2002 was $358,000, down from $1.5 million at December 31, 2001. The Company had negative working capital of $147.2 million at December 31, 2002.

While the Company experienced a net loss of $10.8 million for the year 2002, cash of $6.1 million was provided by operating activities primarily as a result of non cash depreciation and amortization charges of $7.0 million and increases in accounts payable and accrued liabilities which includes the non-payment of interest and the deferral of lease payments totaling $8.3 million. Recording of the Restructuring Agreement as of December 31, 2002, included a charge for impairment of assets and other property of $5.5 million that was offset by a non-cash gain on extinguishment of debt of $5.6 million.

The $6.1 million of cash provided from operations and the $2.2 million proceeds from the hangar fire insurance recovery were the primary sources of funds used to retire a working capital line of credit balance of $4.6 million and reduce notes payable and long-term debt by $4.4 million.

Following the terrorist attacks of September 11 and due to the continued downturn in the economy, the Company suffered substantial losses during the fourth quarter of 2001 and the year 2002. These losses produced a significant reduction in liquidity as well as rendering a number of aircraft surplus to the Company's reduced level of operations. Because of these financial difficulties, the Company missed contractual debt and lease payments during these periods and made only minor payments on its debt and lease obligations. As a result, debt of $111.0 million was in default and the Company was in arrears on lease payment obligations which totaled $11.3 million at December 31, 2002, immediately prior to the restructuring discussed below. Of these amounts, $106.0 million and $6.8 million, respectively, were owed to Raytheon.

Restructuring Agreement with Raytheon Aircraft Credit Corporation. On December 31, 2002, the Company finalized an agreement (the Restructuring Agreement) with Raytheon Aircraft Credit Corporation (Raytheon) regarding lease and debt financing provided by Raytheon for the Company's Beechcraft 1900C and 1900D aircraft fleet. The complex nature of the Restructuring Agreement included separate provisions for i) the termination and/or modification of aircraft operating leases, ii) the return of aircraft in satisfaction of indebtedness obligations, iii) the modification of principal and interest rates for various aircraft financing promissory notes, and iv) a restructuring of other indebtedness by means of an issuance of new debt instruments and equity. For purposes of accounting for the Restructuring Agreement, the Company has identified the major types of transactions contained within the Restructuring Agreement in order to more accurately apply the appropriate accounting treatment to each type of transaction. Transactions involving the termination and/or modification of aircraft operating leases have been accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases (SFAS 13), while the restructuring of indebtedness owed by the Company to Raytheon has been accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings (SFAS 15). Accordingly, the major elements of the Restructuring Agreement and the Company's accounting treatment of those transactions are as follows:

(a)      Return of Aircraft

The Company has agreed to return seven Beechcraft 1900D aircraft to Raytheon during 2003 in exchange for the cancellation and extinguishment of one operating lease and six promissory notes. Because the Company will incur repair and refurbishment expenses during 2003 in order to return the aircraft to Raytheon in good working order, the Company has recognized a liability of $4 million for such expenditures. In addition, and in accordance with the provisions of SFAS 15 regarding the satisfaction of debt by a transfer of assets, the Company has adjusted the net book value of the six owned aircraft down to the aircrafts' fair market value of $15 million, and has recognized an impairment loss of $5.5 million. Upon return of the aircraft to Raytheon in 2003, the Company expects to reduce its outstanding aircraft debt and lease liabilities for these seven aircraft by $20.9 million and record a gain from exinguishment of debt of $5.4 million.

(b)      Termination of Aircraft Operating Leases/Financed Purchase of Aircraft

Pursuant to the terms of the Restructuring Agreement, operating leases for nine Beechcraft 1900D aircraft (the "Purchased Aircraft") have been converted to aircraft ownership with purchase money financing. The Company has recorded the purchase of the nine aircraft at a total fair market value of $22.5 million with a corresponding increase in long-term aircraft debt. Interest will accrue on the unpaid principal balance of the new debt at the rate of LIBOR plus 375 basis points per annum. Payments of principal and accrued interest are to be made in 120 monthly installments, with the amount of the monthly payment to be adjusted quarterly to reflect any change in the LIBOR rate.

(c)      Restructured Financing Terms for Aircraft Promissory Notes

The Company obtained amended debt financing for 21 Beechcraft 1900D aircraft promissory notes (the "Restructured Aircraft Notes") in the amount of $52.5 million. Each of the Restructured Aircraft Notes reflects an initial principal balance in the amount of $2.5 million with interest to accrue on the unpaid principal balance at the rate of LIBOR plus 375 basis points per annum. Payments of principal and accrued interest are to be made in 120 monthly installments, with the amount of monthly payment to be adjusted quarterly to reflect any change in the LIBOR rate. Total cash payments for all of the Restructured Aircraft Notes is estimated to be $68.1 million over the term of the notes.

(d) Accounting for Refinancing of Aircraft Debt and Lease Obligations under SFAS 15

Consistent with SFAS 15, the restructured financing terms for all 30 of the Beechcraft 1900D aircraft debt and lease obligations discussed in (b) and (c) above (the "Old Aircraft Debt") has been accounted for as a troubled debt restructuring. SFAS 15 states that in a troubled debt restructuring, the debtor shall account for the effects of the restructuring prospectively from the time of restructuring and shall not reduce the carrying amount of the existing debt unless the carrying amount of the existing debt exceeds the total future cash payments of the new debt under the restructured terms. Included in the carrying value of restructured debt and lease obligations were $3.7 million of deferred gains and other deferred credits. The effects of any changes in the face amount or interest rate are to be amortized in future periods by reducing interest expense to an effective interest rate which equates the net present value of the future cash payments under the modified terms to the carrying value on the debtor's books.

After increasing the Company's liabilities by $22.5 million for financing of the Purchased Aircraft, the carrying value on the Company's books for the Old Aircraft Debt was $101.3 million, while total future cash flows for the thirty
(30) new and amended aircraft promissory notes (the "New Aircraft Debt") was estimated to be $95.7 million. In accordance with the provisions of SFAS 15, the amount of the Company's long-term liabilities has been reduced by $5.6 million in order to reflect the carrying value of the Old Aircraft Debt to an amount not more than the estimated future cash flows of the New Aircraft Debt. The $20.7 million difference between the $95.7 million restructured value of the Old Aircraft Debt and the $75 million principal amount of the New Aircraft Debt will be amortized as a reduction to the Company's interest expense over the next ten years.

(e)      Modification of Terms for Aircraft Operating Leases

Pursuant to the terms of the Restructuring Agreement, $384,000 of pre-12/31/02 unpaid lease payments on two Beechcraft 1900C aircraft operating leases has been contractually extinguished and the Company negotiated a reduction in the monthly lease payments for the two leases, which is anticipated to yield net cash flow savings of $1.2 million over the next ten years. The $384,000 liability will remain on the Company's books and be amortized over a period of 120 months.

(f) Other Debt Restructuring Involving Partial Settlement Through Issuance of Equity

$14.9 million of outstanding principal and accrued interest on various non-aircraft debt was restructured into three new promissory notes (the "Non-Aircraft Debt") with a total principal amount of $11.2 million and estimated future cash payments of $15.2 million. In addition, the Company issued 5,371,980 shares of the Company's common stock to Raytheon, representing a 38.2% interest in the Company's outstanding post-restructuring shares of common stock.

The restructuring of the Non-Aircraft Debt through the issuance of equity and new debt obligation(s) was accounted for in compliance with SFAS 15. The new debt obligations were recorded at the carrying amount of the prior debt obligation(s), less the fair value of the equity granted to Raytheon. The Company has determined that, on the effective date of the Restructuring Agreement, the fair market value of the equity interest granted to Raytheon was $2.1 million. Accordingly, the Company has reduced $14.9 million of Non-Aircraft Debt by $2.1 million to a net carrying amount of $12.8 million, and has recorded an increase of $2.1 million in shareholders' equity.

(g)      Board of Director Observer Rights

As further consideration for the concessions granted by Raytheon in the Restructuring Agreement, the Company has granted Raytheon observer rights for the Company's Board of Directors, but without any right to vote or enter into any discussions at any Board of Directors meetings.

As a result of continued declines in traffic and fare levels as well as slower receipt of essential air service payments, the Company did not make its February and March payments under the Restructuring Agreement to Raytheon and will not make the payments due Raytheon in April 2003. In addition the Company is not in compliance with certain financial covenants contained in that Agreement. On April 14, 2003, Raytheon waived the foregoing requirements until June 15, 2003.

A summary of the obligations immediately preceding the restructuring, the contractual obligations after the restructuring and the recording of the restructuring in accordance with SFAS 13 and 15 is set forth below.

        RESTRUCTURING OF RAYTHEON AIRCRAFT CREDIT CORPORATION OBLIGATIONS
                              at December 31, 2002

                                            Prior to            Restructured Contractual              Recorded in Accordance
                                         Restructuring                 Obligation                          with SFAS 15
                                                                                 Interest                              Interest
                                             Amount            Amount              Rate              Amount              Rate
-----------------------------------------------------------------------------------------------------------------------------------
21 Aircraft owned and retained by         $  71,166,954     $  52,500,000     LIBOR + 375          $  66,514,494     0.0%
Great Lakes - notes payable, unpaid                                           basis points                           initially
interest and other accrued credits                                            5.13%
                                                                              initially

-----------------------------------------------------------------------------------------------------------------------------------

9 Aircraft under operating leases             7,609,117        22,500,000     LIBOR + 375             29,188,957     0.0%
purchased by Great Lakes - unpaid                                             basis points                           initially
lease installments, accrued credits                                           5.13%
and purchase price                                                            initially

-----------------------------------------------------------------------------------------------------------------------------------

6 Aircraft owned by Great Lakes to           20,331,001        20,331,001     None                    20,331,001     None
be returned to Raytheon and unpaid
obligations cancelled - notes
payable, unpaid interest and other
accrued credits
-----------------------------------------------------------------------------------------------------------------------------------

1 Aircraft to be returned to                    577,276           577,276     None                       577,276     None
Raytheon  and unpaid lease
installments cancelled in 2003 and
other accrued credits
-----------------------------------------------------------------------------------------------------------------------------------

2 1900C Aircraft under operating                384,000                --     None                       384,000     None
leases to be retained by Great
Lakes - unpaid lease installments
cancelled and are to be amortized
over remaining terms of the leases

-----------------------------------------------------------------------------------------------------------------------------------

Other notes payable and unpaid               14,987,735
interest

  Deferral Note                                                 1,200,000     LIBOR + 375              1,200,000     LIBOR + 375
                                                                              basis points                           basis points

  Senior Note                                                   5,000,000     8.25%                    6,087,713     6.8%

  Subordinated Note                                             5,000,000     6.00%                    5,551,231     2.5%

  Equity 5,371,980 shares of                                    2,148,792                              2,148,792
  common stock

-----------------------------------------------------------------------------------------------------------------------------------

Other Financing

The Company has also renegotiated agreements with three other creditors who provide the financing for six of the Company's seven Brasilia aircraft. In August 2002, the Company entered into a settlement with Finova Capital Corporation ("Finova") with respect to an aircraft returned to Finova. As a part of that agreement, the Company agreed to pay Finova a total of $727,589 with interest at 10% over a period of 48 months. The Company retained the second aircraft leased from Finova and agreed to pay Finova $10,000 per month from October 2002 through March 2003 and $15,000 per month from April 2003 until the end of the lease term on September 30, 2003. For the period prior to September 30, 2003 the parties have agreed to negotiate a settlement of amounts due under the lease agreement and for unpaid rentals and return condition of the remaining aircraft.

At December 31, 2002, the Company was in arrears on rental payments to Boeing Capital Corporation ("Boeing") for lease of two Brasilia aircraft in the amount of $3.4 million. Subsequent to year-end, the Company entered into a letter agreement with Boeing, effective as of December 31, 2002, to cancel the unpaid lease installments, to reduce the monthly rental payments through the end of the lease terms in 2013, requiring the Company to fund major overhauls in advance and giving Boeing the right to terminate the leases at its option with six months notice. Boeing will receive shares of redeemable preferred stock valued at $4.5 million. The Company intends to file a Certificate of Designation setting forth the terms of the redeemable preferred stock by April 30, 2003. The parties will further document the terms and conditions of the lease restructuring by that date.

At December 31, 2002, Great Lakes had three notes payable to The CIT Group/Equipment Financing, Inc. ("CIT") Corporation with interest at 8.7% to 9.08%, totaling $5.0 million for financing of three of its Brasilia aircraft, of which $214,000 was in arrears. In April 2003, the notes were combined and modified to provide for reduced monthly payments through March 2008 at an interest rate of LIBOR plus 275 basis points.

Debt Service

The restructured financing agreements with creditors are based in part on a financial model that contains forecasts of expected revenues, expenses and cash flows. Payments to creditors are closely aligned with expected cash flows, and any shortfall in these cash flows would have an immediate effect on the Company's ability to meet its payment obligations under its debt restructuring agreements. There are significant uncertainties regarding the Company's ability to achieve the required cash flows because of the unknown outcome of United's attempt to reorganize under its bankruptcy filing, volatility of fuel prices, unknown effects of the Iraq conflict and general economic conditions. The foregoing uncertainties are outside the control of the Company, and the Company has no alternative source of funding or financing to provide sufficient cash to continue operations if the Company does not achieve its forecasted cash flows. If the Company is unable to make the payments required under the restructuring agreements, it will be required to attempt to renegotiate its payment schedule with its current creditors. There can be no assurance that creditors will be willing or able to renegotiate such payments.

At December 31, 2002, the Company was in compliance with its debt agreements or had obtained amendments or short-term waivers from its lenders with respect to any nonpayment of scheduled debt installments or noncompliance with financial covenants. However, the Company cannot determine with a high degree of confidence that it will be able to make the required payments or remain in compliance with the agreements during the year 2003. Therefore the amount of debt that by its terms would otherwise be due after one year is shown as long-term obligations classified as current.

As a result of the significant uncertainties concerning the Company's ability to achieve the results contained in its financial model and to pay its obligations as they become due, there is substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered significant losses in the years ended December 31, 2002 and 2001, and had liabilities in excess of assets at December 31, 2002. The auditor's report dated March 17, 2003 on the Company's financial statements states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

The terrorist attacks of September 11, brought about an immediate reduction of passenger traffic as well as additional costs. The Company adjusted its level of operations to better match the available traffic along with retiming its schedules to align them with United's reduced capacity at Denver.

Since September 11, 2001, the Company has aggressively reduced its operations to match as closely as possible its service to available traffic and the reduced level of capacity by United and has instituted an aggressive cost control program. It has also concentrated on maintaining and expanding its service in markets eligible for government subsidy. At the end of 2002, approximately 54% of its operations were in markets eligible for subsidy support.

Essential Air Service: The DOT also recognized the change in economics as a result of September 11 for carriers providing service to Essential Air Service cities and ordered the renegotiation of all subsidy contracts retroactive to October 1, 2001. DOT Order 2002-2-13 provided for the adjustment of subsidy payments to recognize lower levels of passenger revenues and compensate carriers for higher levels of costs such as insurance and security.

Contracts with the DOT for providing Essential Air Service, while nominally permitting a 5% margin on costs, have usually been negotiated against an overall program funding limitation by Congress, which has resulted in carriers accepting a subsidy rate that historically was not fully compensatory. With the enactment of the Air Transportation Safety and System Stabilization Act and associated increased funding, Congress appropriated a total of $113 million to compensate EAS carriers for their total increased costs, including costs resulting from September 11. This compares to an EAS subsidy level of $50 million for the federal fiscal year ended September 30, 2001. The Company received approximately $30.6 million of EAS subsidies in 2002 to compensate it for service it provides to small cities as compared to $19.3 million in 2001. The total amount of subsidy ultimately received over an extended period is determined by, among other things, overall funding levels to the DOT by Congress, competitive bids by other carriers, schedule modifications at the request of the DOT and the Company's optimization of its schedules.

Relationship with United: Great Lakes may be impacted in the future by the outcome of United's reorganization or liquidation in bankruptcy. Successful reorganization by United may include changes in code sharing relationships under a new business plan and changes in scope clauses contained in United's contract with its pilots. As is the case with many of the major carriers, in the past, United has agreed with its pilots to specific limits on the number of turboprop and regional jet aircraft that may be operated by its affiliates, either as a United Express or a code-sharing partner, in relation to the number of jet aircraft that are flown by United pilots. The Company cannot predict what limitations, if any, may be included in a United agreement with its pilots negotiated as part of its reorganization. A liquidation would have a significant impact on the Company's connecting traffic at Denver until Frontier increases its service or a replacement carrier increases its operations and the Company is able to enter into a marketing agreement with that carrier. There could also be an increase in demand for the Company's services as service to smaller cities currently receiving uneconomical jet service is discontinued.

Contractual Obligations

The following table summarizes our major contractual obligations as of December 31, 2002:

                                 2003             2004, 2005          2006, 2007          After 2007             Total
                           ----------------    ----------------    ----------------    ----------------    -----------------
Long-term debt             $     8,922,045          17,477,719          24,319,137          59,822,556          110,541,457
SFAS 15 amortization             3,431,059           6,263,545           6,312,842           6,334,949           22,342,395
                           ----------------    ----------------    ----------------    ----------------    -----------------

      Total debt           $    12,353,104          23,741,264          30,631,979          66,157,505          132,883,852
Operating leases                 1,436,000           2,232,000           2,328,000           6,862,000           12,858,000
                           ----------------    ----------------    ----------------    ----------------    -----------------

Total Obligations          $    13,789,104          25,973,264          32,959,979          73,019,505          145,741,852
                           ================    ================    ================    ================    =================

See notes 3 and 4 to the financial statements.

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The U.S. Securities and Exchange Commission ("SEC") has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified its critical accounting policies as including those addressed below. The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions. See
Note 3 "Summary of Significant Accounting Policies and Procedures" in the Notes to the Financial Statements for additional discussion of these items. Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments and assumptions will occur as a result of future events. Accordingly, actual results could differ from amounts estimated.

Passenger revenues. The Company recognizes revenues from ticket sales when the service is provided and records as a liability amounts received for service to be provided in the future. To the extent that a passenger travels using a joint fare that provides for a portion of the service to be provided by another airline, the amount of the ticket is apportioned to the carrying airline based upon contractual formulas which approximate usual industry standard formulas for sharing of ticket revenues.

Essential Air Service Subsidy Rates. EAS revenues are recorded based on completed contracts for providing service to individual cities and estimated revenues based upon contract negotiations that are in process and could change once the agreements are finalized.

Estimated lives used to record depreciation on aircraft and obsolescence reserves for aircraft parts inventories. The estimated lives used to record depreciation may be affected by passenger traffic and fare levels, technology, policies regarding EAS subsidies promulgated by the DOT and changes in strategy by the Company. The foregoing may impact depreciation rates, impairment, or both.

Maintenance expense. The Company records maintenance expense as it is incurred and does not provide for any maintenance expense in advance. As required under the Restructuring Agreement and its agreement with Boeing, the Company will in the future begin advance funding for certain maintenance overhauls, which will be expensed as the overhaul is incurred.

Aircraft Valuation and Impairments. The Company has evaluated its long-lived assets for possible impairments in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the asset and future net cash flows to be generated by the asset. The current fair market value of the asset is determined by independent appraisal, and the future net cash flow are based on assumptions such as asset utilization, expected remaining useful lives, future market trends and projected salvage values. In conjunction with the Restructuring Agreement, the Company incurred an impairment charge of $5,469,539 to reduce the carrying value of the six 1900D aircraft to fair market value as of December 31, 2002.

Impact of Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addressed financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of A Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company adopted SFAS No. 144 on January 1, 2002. The adoption did not have a material impact on the Company's financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is applied to all transactions occurring after May 15, 2002 and for all financial statements issued after that date. The adoption did not have a material impact on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002. The adoption is not expected to have a material impact on the Company's financial condition or results of operations unless the Company enters into an exit or disposal activity covered by this statement.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption is not expected to have a material impact on the Company's financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements issued after December 15, 2002. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company does not believe that the adoption will have a material impact on its financial condition or results of operations.

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

Item7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

The Company is susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of December 31, 2002, the Company did not have any derivative financial instruments.

Aircraft Fuel

Airline operators are dependent upon fuel to operate and therefore, are impacted by changes in aircraft fuel prices. Great Lakes' earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 13.2% of Great Lakes' operating expenses in 2002. A one-cent change in the average cost of aircraft fuel would impact the Company's aircraft fuel expense by approximately $115,000 annually, based upon fuel consumption in 2002.

Interest Rates

The Company's operations are very capital intensive because the vast majority of its assets consists of flight equipment, which is long lived. The Company's exposure to market risk associated with changes in interest rates relates to its debt obligations. The Company has exposure to changes in cash flows resulting from changes in interest rates because a significant portion of its long-term debt has variable interest rates. Additionally, the Company is exposed to changes in fair values of its debt obligations that carry fixed rates of interest. See Note 5 to the Consolidated Financial Statements. A one percent increase in interest rates would increase annual interest cost by approximately $800,000 annually based on December 31, 2002 balances.

Due to the accounting treatment of the restructuring of the Raytheon liabilities under SFAS 15, the Company's interest expense under SFAS 15 will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. At December 31, 2002, the interest expense, for purposes of accounting under SFAS 15, on long-term obligations due in the five subsequent years and thereafter are as follows:

                             Fixed Rate          Average Fixed           Variable Rate         Average Variable
                              Interest           Interest Rate              Interest             Interest Rate
    Maturity               under SFAS 15         under SFAS 15           under SFAS 15           under SFAS 15
-------------------     --------------------   -------------------    -------------------    -------------------
2003                         $198,527                1.613               $1,880,657                1.381
2004                          185,571                1.508                1,621,179                1.346
2005                          562,169                4.716                1,462,476                1.347
2006                          680,726                4.392                1,289,586                1.353
2007                          505,935                4.778                1,115,959                1.357
Thereafter                    211,639                6.867                1,201,041                0.818

In comparison, the contractual interest expense on the Company's long-term obligations (based upon the interest rate stated in the debt instruments) for the five subsequent years and thereafter are as follows:

                             Fixed Rate             Average               Variable Rate      Average Contractual
                             Contractual       Contractual Fixed           Contractual             Variable
    Maturity                  Interest           Interest Rate              Interest             Interest Rate
-------------------     --------------------   -------------------    -------------------    -------------------
2003                         $791,995                7.306               $5,311,716                5.844
2004                          830,596                7.225                4,801,147                5.824
2005                          826,238                7.034                4,366,084                5.822
2006                          734,982                6.814                3,901,488                5.817
2007                          548,251                6.905                3,419,987                5.807
Thereafter                    251,450                8.250                7,473,932                5.520

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of December 31, 2002 and 2001 together with Independent Auditor's Report are included in this Form 10-K on the pages indicated below.

                                                                                      Page
Independent Auditors' Report .......................................................... 31

Balance Sheets as of December 31, 2002 and 2001 ....................................... 32

Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000 ......... 33

Statements of Stockholders' Equity (Deficit) for the Years
     Ended December 31, 2002, 2001 and 2000 ........................................... 34

Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 ......... 35

Notes to Financial Statements ......................................................... 36

Supplemental Schedule to Financial Statements

Schedule II - Valuation and Qualifying Accounts ....................................... 56

                          Independent Auditors' Report

The Board of Directors
Great Lakes Aviation, Ltd.:

We have audited the accompanying balance sheets of Great Lakes Aviation, Ltd. (an Iowa Corporation) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the financial statements we have also audited the financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered significant losses in the years ended December 31, 2002 and 2001, and has liabilities in excess of assets at December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado
March 17, 2003, except as to notes 1, 3, 4 and 5, which are as of April 15, 2003

                           GREAT LAKES AVIATION, LTD.

                                 Balance sheets

                           December 31, 2002 and 2001

                           Assets                                                  2002             2001
                                                                              -------------    -------------
Current assets:
     Cash                                                                     $     357,924    $   1,514,565
     Accounts receivable (note 3), net of allowance of $160,000 at
        December 31, 2002 and 2001                                                8,802,045        9,836,925
     Inventories, net (note 3)                                                    5,325,291        8,100,037
     Prepaid expenses and other current assets                                      222,630        1,363,904
                                                                              -------------    -------------
                 Total current assets                                            14,707,890       20,815,431
                                                                              -------------    -------------
Property and equipment:
     Flight equipment, including aircraft to be returned (notes 2, 3 and 4)     147,839,945      132,343,382
     Other property and equipment                                                 7,366,312        7,064,091
        Less accumulated depreciation and amortization                          (34,852,955)     (30,198,893)
                                                                              -------------    -------------
                 Total property and equipment                                   120,353,302      109,208,580
                                                                              -------------    -------------
Other assets                                                                      1,121,044        2,086,577
                                                                              -------------    -------------
                 TOTAL ASSETS                                                 $ 136,182,236    $ 132,110,588
                                                                              =============    =============

        Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Note payable and current maturities of long-term debt (note 5)           $  12,353,104    $  28,507,699
     Long-term debt classified as current (note 5)                              119,858,463       82,347,252
     Accounts payable                                                            14,102,042       16,646,584
     Accrued liabilities and unearned revenue                                     9,974,642        7,108,643
     Deferred lease payments                                                      5,665,742        6,234,612
                                                                              -------------    -------------
                 Total current liabilities                                      161,953,993      140,844,790
                                                                              -------------    -------------
Long-term debt, net of current maturities (note 5)                                  672,285        4,727,169
Deferred credits                                                                    713,866        3,130,263
Deferred lease payments                                                                  --        1,903,929

Stockholders' equity (deficit) (notes 2 and 7):
     Common stock, $0.01 par value. Authorized 50,000,000 shares;
        issued and outstanding 14,052,166 and 8,680,186 shares at
        December 31, 2002 and 2001                                                  140,522           86,802
     Paid-in capital                                                             33,462,257       31,367,185
     Accumulated deficit                                                        (60,760,687)     (49,949,550)
                                                                              -------------    -------------
                 Total stockholders' equity (deficit)                           (27,157,908)     (18,495,563)

Commitments and contingencies (notes 2, 5, 7, and 10)
                                                                              -------------    -------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 136,182,236    $ 132,110,588
                                                                              =============    =============

See accompanying notes to financial statements.

                           GREAT LAKES AVIATION, LTD.

                            Statements of Operations

                  Years ended December 31, 2002, 2001, and 2000

                                                      2002            2001            2000
                                                  ------------    ------------    ------------
Operating revenues:
     Passenger                                    $ 50,716,126    $ 77,753,247    $112,036,604
     Public service                                 30,614,182      19,276,397      14,876,983
     Freight, charter, and other                     3,398,833       4,410,133       6,676,160
                                                  ------------    ------------    ------------
                 Total operating revenues           84,729,141     101,439,777     133,589,747
                                                  ------------    ------------    ------------
Operating expenses:
     Salaries, wages, and benefits                  25,856,164      31,123,960      35,162,270
     Aircraft fuel                                  12,616,230      17,513,730      21,503,364
     Aircraft maintenance materials and repairs     12,739,503      15,122,171      17,491,132
     Commissions                                       871,297       2,512,020       4,247,974
     Depreciation and amortization                   7,011,996       7,063,272       7,103,304
     Aircraft rental (note 4)                        7,461,549       8,682,381       9,225,622
     Other rentals and landing fees                  5,779,890       6,362,654       7,808,230
     Other operating expense                        18,101,460      23,689,139      30,112,321
     Impairment of assets and other property         5,469,539              --              --
                                                  ------------    ------------    ------------
                 Total operating expenses           95,907,628     112,069,327     132,654,217
                                                  ------------    ------------    ------------
                 Operating income (loss)           (11,178,487)    (10,629,550)        935,530
Other expense:
     Interest expense, net                           6,643,176       9,931,213       9,168,247
     Federal grant                                          --      (1,926,879)             --
     Gain on insurance recovery                     (1,437,905)             --              --
     Gain on extinguishment of debt                 (5,572,621)             --              --
                                                  ------------    ------------    ------------
                 Loss before income taxes          (10,811,137)    (18,633,884)     (8,232,717)
Income tax expense                                          --              --           6,116
                                                  ------------    ------------    ------------
                 Net loss                         $(10,811,137)   $(18,633,884)   $ (8,238,833)
                                                  ============    ============    ============
Net loss per share:
     Basic                                        $      (1.24)   $      (2.15)   $      (0.95)
     Diluted                                             (1.24)          (2.15)          (0.95)

Average shares outstanding:
     Basic                                           8,698,093       8,658,330       8,645,774
     Diluted                                         8,698,093       8,658,330       8,645,774


See accompanying notes to financial statements.

                           GREAT LAKES AVIATION, LTD.

                  Statements of Stockholders' Equity (Deficit)

                  Years ended December 31, 2002, 2001, and 2000

                                     Common stock
                               -------------------------                  Accumulated
                                  Shares        Amount   Paid-in capital    deficit        Total
                               -----------   ----------- --------------- ------------   ------------
Balance at December 31, 1999     8,637,440   $    86,374   $31,609,841   $(23,076,833)  $  8,619,382

Issuance of common stock            20,211           203        30,756             --         30,959
Redemption of warrants                  --            --      (281,750)            --       (281,750)
Net loss                                --            --            --     (8,238,833)    (8,238,833)
                               -----------   -----------   -----------   ------------   ------------
Balance at December 31, 2000     8,657,651        86,577    31,358,847    (31,315,666)       129,758

Issuance of common stock            22,535           225         8,338             --          8,563
Net loss                                --            --            --    (18,633,884)   (18,633,884)
                               -----------   -----------   -----------   ------------   ------------
Balance at December 31, 2001     8,680,186        86,802    31,367,185    (49,949,550)   (18,495,563)

Issuance of common stock         5,371,980        53,720     2,095,072             --      2,148,792
Net loss                                --            --            --    (10,811,137)   (10,811,137)
                               -----------   -----------   -----------   ------------   ------------
Balance at December 31, 2002    14,052,166   $   140,522   $33,462,257   $(60,760,687)  $(27,157,908)
                               ===========   ===========   ===========   ============   ============

See accompanying notes to financial statements.

                           GREAT LAKES AVIATION, LTD.

                            Statements of Cash Flows

                  Years ended December 31, 2002, 2001, and 2000

                                                                         2002            2001             2000
                                                                     ------------    ------------    ------------
Operating activities:
    Net loss                                                         $(10,811,137)   $(18,633,884)    $(8,238,833)
    Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                 7,011,996       7,063,272       6,932,179
          Impairment of assets and other property                       5,469,539              --              --
          Gain on extinguishment of debt                               (5,572,621)             --              --
          Gain on insurance recovery                                   (1,437,905)             --              --
          Loss on disposal of assets, net                                      --           3,726              --
          Change in current operating items:
            Accounts receivable, net                                    1,034,880       2,704,419          34,318
            Inventories and major aircraft parts, net                   1,009,213       2,017,869       1,943,207
            Prepaid expenses and other current assets                   1,141,274        (439,919)       (280,542)
            Accounts payable and accrued liabilities                    2,641,106       8,925,664        (836,376)
            Deferred lease payments                                     5,632,119       7,948,049         104,905
            Other                                                              --              --         176,733
                                                                     ------------    ------------     -----------
               Net cash provided by (used in) operating activities      6,118,464       9,589,196        (164,409)
                                                                     ------------    ------------     -----------
Investing activities:
    Purchases of flight equipment and other property
       and equipment                                                     (547,294)       (728,509)     (1,154,641)
    Proceeds from insurance recovery                                    2,187,808              --              --
    Decrease (increase) in other assets                                    65,533         (33,289)          3,213
                                                                     ------------    ------------     -----------
               Net cash (used in) provided by investing activities      1,706,047        (761,798)     (1,151,428)
                                                                     ------------    ------------     -----------
Financing activities:
    Repayment of notes payable and long-term debt                      (4,371,344)       (765,563)     (5,882,457)
    Net proceeds from line of credit                                           --              --       9,360,834
    Net payments on line of credit                                     (4,609,808)     (8,551,539)             --
    Redemption of warrant                                                      --              --        (281,750)
    Proceeds from sale of common stock                                         --           8,563          30,959
                                                                     ------------    ------------     -----------
               Net cash provided by (used in) financing activities     (8,981,152)     (9,308,539)      3,227,586
                                                                     ------------    ------------     -----------
               Net change in cash                                      (1,156,641)       (481,141)      1,911,749
Cash:
    Beginning of year                                                   1,514,565       1,995,706          83,957
                                                                     ------------    ------------     -----------
    End of year                                                      $    357,924    $  1,514,565     $ 1,995,706
                                                                     ============    ============     ===========
Supplementary cash flow information:
    Cash paid during the year for:
       Interest                                                      $    955,770    $    919,061     $ 9,905,457

Noncash transactions:
    Long-term debt issued in acquisition of Beechcraft
       1900D airliners (see note 2)                                  $ 22,500,000              --     $        --
    Conversion of deferred lease payments to long-term debt                    --              --     $ 1,981,902
    Conversion of line of credit to long-term debt                             --              --       4,713,429
                                                                     ------------    ------------     -----------
                                                                     $ 22,500,000              --     $ 6,695,331
                                                                     ============    ============     ===========

See accompanying notes to financial statements.

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


(1)  Business, Liquidity, and Going-Concern Matters

     (a)  Business

          Great Lakes is a regional airline that until May 1, 2001 operated under the United Airlines, Inc. (United) identity as a United Express carrier. Effective May 1, 2001, the Company entered into an agreement with United which terminated the United Express relationship and established a code sharing relationship. Under this agreement the Company regained its own identity but continued sale and operation of connecting flight using the United flight codes. The Company also negotiated a similar code sharing agreement with Frontier Airlines, Inc. (Frontier) that became effective July 9, 2001. In addition to the above code sharing agreements, the Company operates flights to destinations under the Great Lakes Airlines name. Additionally, the Company operates charter and cargo flights, including cargo service for the US mail.

          As of March 1, 2003, the Company served 32 destinations in 9 states to and from Denver as code sharing partners with both United and Frontier. It also served 4 destinations in 2 states to and from Minneapolis and 2 destinations in 2 states to and from Phoenix. On February 28, 2003, the Company discontinued its service to its Chicago hub.

          Under the new code sharing relationship, approximately 71 % and 72 % of Great Lakes' traffic connected with United in 2002 and 2001, respectively. For the year 2000 when Great Lakes' operations were totally conducted as a United Express carrier, 75 % of the Great Lakes' passengers connected with United.

     (b)  Liquidity and Going-Concern Matters

          The Company suffered substantial losses during the fourth quarter of 2000 and the years 2001 and 2002. These losses produced a significant reduction in liquidity, and the Company made only minor payments on the majority of its debt and lease obligations during 2001 and 2002. As a result, during 2001 and 2002 the Company was not in compliance with payment terms and financial covenants covering certain debt obligations and was in arrears on lease payment obligations. On December 31, 2002, the Company entered into a restructuring transaction with its primary lender and aircraft financer as discussed in Note 2.

          In addition, in December 2002, United filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code. There can be no assurance that United will be able to emerge from bankruptcy protection or will continue to utilize the services of the Company as a regional airline connection at levels that will allow the Company to become profitable. The Company's dependence on United, combined with the liquidity matters discussed above, raise doubts about the Company's ability to continue as a going concern.

          The Company's ability to continue as a going concern, of which there is substantial doubt, depends upon its ability to increase profitability and cash flow and/or obtain new sources of financing to pay its obligations as they come due, upon maintaining adequate liquidity, and achieving sustained profitability. The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


          of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

          The Company currently has no financing agreements in place under which it can secure additional funds. The Company has reached agreements with the creditors providing debt financing for its equipment and, with the exception of a lease of one Embraer Brasilia EMB 120, its equipment lessors to restructure the agreements to improve profitability and cash flow.

          In certain instances the Company has required subsequent amendments and short-term waivers of payments and other provisions of the agreements with certain creditors. As a result of these waivers and amendments, at December 31, 2002, the Company is in compliance with all of its long-term debt and lease obligations. However, the Company cannot determine with a high degree of probability that it will be able to make the required payments or remain in compliance with the agreements during the year 2003. Therefore the amount of debt that by its terms would otherwise be due after one year is shown as long-term obligations classified as current.

(2)  Restructuring Agreement with Raytheon Aircraft Credit Corporation

     On December 31, 2002, the Company finalized an agreement (the Restructuring Agreement) with Raytheon Aircraft Credit Corporation (Raytheon) regarding lease and debt financing provided by Raytheon for the Company's Beechcraft 1900C and 1900D aircraft fleet. The complex nature of the Restructuring Agreement included separate provisions for i) the termination and/or modification of aircraft operating leases, ii) the return of aircraft in satisfaction of indebtedness obligations, iii) the modification of principal and interest rates for various aircraft financing promissory notes, and iv) a restructuring of other indebtedness by means of an issuance of new debt instruments and equity. For purposes of accounting for the Restructuring Agreement, the Company has identified the major types of transactions contained within the Restructuring Agreement in order to more accurately apply the appropriate accounting treatment to each type of transaction. Transactions involving the termination and/or modification of aircraft operating leases have been accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases (SFAS 13), while the restructuring of indebtedness owed by the Company to Raytheon has been accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings (SFAS
     15). Accordingly, the major elements of the Restructuring Agreement and the Company's accounting treatment of those transactions are as follows:

     (a)  Return of Aircraft

          The Company has agreed to return seven Beechcraft 1900D aircraft to Raytheon during 2003 in exchange for the cancellation and extinguishment of one operating lease and six promissory notes. Because the Company will incur repair and refurbishment expenses during 2003 in order to return the aircraft to Raytheon in good working order, the Company has recognized a liability of $4 million for such expenditures. In addition, and in accordance with the provisions of SFAS 15 regarding the satisfaction of debt by a transfer of assets, the Company has adjusted the net book value of the six owned aircraft down to the aircrafts' fair market value of $15 million, and has recognized an impairment loss of $5.5 million. Upon return of the aircraft to Raytheon in 2003, the Company expects to reduce its outstanding aircraft debt and lease liabilities for these seven aircraft by $20.9 million and record a gain from extinguishment of debt of $5.4 million.

     (b)  Termination of Aircraft Operating Leases/Financed Purchase of Aircraft

          Pursuant to the terms of the Restructuring Agreement, operating leases for nine Beechcraft 1900D aircraft (the "Purchased Aircraft") have been converted to aircraft ownership with purchase money

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


          financing. The Company has recorded the purchase of the nine aircraft at a total fair market value of $22.5 million with a corresponding increase in long-term aircraft debt. Interest will accrue on the unpaid principal balance of the new debt at the rate of LIBOR plus 375 basis points per annum. Payments of principal and accrued interest are to be made in 120 monthly installments, with the amount of the monthly payment to be adjusted quarterly to reflect any change in the LIBOR rate.

     (c)  Restructured Financing Terms for Aircraft Promissory Notes

          The Company obtained amended debt financing for 21 Beechcraft 1900D aircraft promissory notes (the "Restructured Aircraft Notes") in the amount of $52.5 million. Each of the Restructured Aircraft Notes reflects an initial principal balance in the amount of $2.5 million with interest to accrue on the unpaid principal balance at the rate of LIBOR plus 375 basis points per annum. Payments of principal and accrued interest are to be made in 120 monthly installments, with the amount of monthly payment to be adjusted quarterly to reflect any change in the LIBOR rate. Total cash payments for all of the Restructured Aircraft Notes is estimated to be $68.1 million over the term of the notes.

     (d) Accounting for Refinancing of Aircraft Debt and Lease Obligations under SFAS 15

          Consistent with SFAS 15, the restructured financing terms for all 30 of the Beechcraft 1900D aircraft debt and lease obligations discussed in (b) and (c) above (the "Old Aircraft Debt") has been accounted for as a troubled debt restructuring. SFAS 15 states that in a troubled debt restructuring, the debtor shall account for the effects of the restructuring prospectively from the time of restructuring and shall not reduce the carrying amount of the existing debt unless the carrying amount of the existing debt exceeds the total future cash payments of the new debt under the restructured terms. Included in the carrying value of restructured debt and lease obligations were $3.7 million of deferred gains and other deferred credits. The effects of any changes in the face amount or interest rate are to be amortized in future periods by reducing interest expense to an effective interest rate which equates the net present value of the future cash payments under the modified terms to the carrying value on the debtor's books.

          After increasing the Company's liabilities by $22.5 million for financing of the Purchased Aircraft, the carrying value on the Company's books for the Old Aircraft Debt was $101.3 million, while total future cash flows for the thirty (30) new and amended aircraft promissory notes (the "New Aircraft Debt") was estimated to be $95.7 million. In accordance with the provisions of SFAS 15, the amount of the Company's long-term liabilities has been reduced by $5.6 million in order to reflect the carrying value of the Old Aircraft Debt to an amount not more than the estimated future cash flows of the New Aircraft Debt. The $20.7 million difference between the $95.7 million restructured value of the Old Aircraft Debt and the $75 million principal amount of the New Aircraft Debt will be amortized as a reduction to the Company's interest expense over the next ten years.

     (e)  Modification of Terms for Aircraft Operating Leases

          Pursuant to the terms of the Restructuring Agreement, $384,000 of pre-12/31/02 unpaid lease payments on two Beechcraft 1900C aircraft operating leases has been contractually extinguished and the Company negotiated a reduction in the monthly lease payments for the two leases, which is

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


          anticipated to yield net cash flow savings of $1.2 million over the next ten years. The $384,000 liability will remain on the Company's books and be amortized over a period of 120 months.

     (f) Other Debt Restructuring Involving Partial Settlement Through Issuance of Equity

          $14.9 million of outstanding principal and accrued interest on various non-aircraft debt was restructured into three new promissory notes (the "Non-Aircraft Debt") with a total principal amount of $11.2 million and estimated future cash payments of $15.2 million. In addition, the Company issued 5,371,980 shares of the Company's common stock to Raytheon, representing a 38.2% interest in the Company's outstanding post-restructuring shares of common stock.

          The restructuring of the Non-Aircraft Debt through the issuance of equity and new debt obligation(s) was accounted for in compliance with SFAS 15. The new debt obligations were recorded at the carrying amount of the prior debt obligation(s), less the fair value of the equity granted to Raytheon. The Company has determined that, on the effective date of the Restructuring Agreement, the fair market value of the equity interest granted to Raytheon was $2.1 million. Accordingly, the Company has reduced $14.9 million of Non-Aircraft Debt by $2.1 million to a net carrying amount of $12.8 million, and has recorded an increase of $2.1 million in shareholders' equity.

     (g)  Board of Director Observer Rights

          As further consideration for the concessions granted by Raytheon in the Restructuring Agreement, the Company has granted Raytheon unlimited observer rights for the Company's Board of Directors, but without any right to vote or enter into any discussions at any Board of Directors meetings.

     (h)  Subsequent Events

          The Company did not make its February and March 2003 payments under the Restructuring Agreement to Raytheon and will not make the payments due Raytheon in April 2003. In addition, the Company is not in compliance with certain financial covenants contained in that Agreement. On April 14, 2003 Raytheon waived the foregoing requirements until June 15, 2003.

          At December 31, 2002, the Company was in compliance with its debt agreements or had obtained amendments or short-term waivers from its lenders with respect to any nonpayment of scheduled debt installments or noncompliance with financial covenants. However, the Company cannot determine with a high degree of confidence that it will be able to make the required payments or remain in compliance with the agreements during the year 2003. Therefore the amount of debt that by its terms would otherwise be due after one year is shown as long-term obligations classified as current. In addition to the contractual amounts due the lenders, the balance includes $22.3 million of additional carrying amounts under FAS 15.

     A summary of the obligations immediately preceding the restructuring, the contractual obligations after the restructuring and the recording of the restructuring in accordance with SFAS 13 and 15 is set forth below.

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


                                            Prior to       Restructured Contractual         Recorded in Accordance
                                         Restructuring            Obligation                      with SFAS 15
                                                                           Interest                          Interest
                                            Amount          Amount           Rate             Amount           Rate
-------------------------------------  ---------------  --------------  ---------------  ----------------  --------------
21 Aircraft owned and retained by       $  71,166,954   $  52,500,000   LIBOR + 375        $  66,514,494   0.0%
Great Lakes - notes payable,                                            basis points                       initially
unpaid interest and other accrued                                       5.13%
credits                                                                 initially

-------------------------------------  ---------------  --------------  ---------------  ----------------  --------------

9 Aircraft under operating leases           7,609,117      22,500,000   LIBOR + 375           29,188,957   0.0%
purchased by Great Lakes - unpaid                                       basis points                       initially
lease installments, accrued credits                                     5.13%
and purchase price                                                      initially

-------------------------------------  ---------------  --------------  ---------------  ----------------  --------------

6 Aircraft owned by Great Lakes to         20,331,001      20,331,001   None                  20,331,001   None
be returned to Raytheon and unpaid
obligations cancelled - notes
payable, unpaid interest and
other accrued credits

-------------------------------------  ---------------  --------------  ---------------  ----------------  --------------

1 Aircraft to be returned to                  577,276         577,276   None                     577,276   None
Raytheon  and unpaid lease
installments cancelled in 2003 and
other accrued credits

-------------------------------------  ---------------  --------------  ---------------  ----------------  --------------

2 1900C Aircraft under operating              384,000              --   None                     384,000   None
leases to be retained by Great
Lakes - unpaid lease installments
cancelled and are to be amortized
over remaining terms of the leases

-------------------------------------  ---------------  --------------  ---------------  ----------------  --------------

Other notes payable and unpaid             14,987,735
interest

  Deferral Note                                             1,200,000   LIBOR + 375            1,200,000   LIBOR + 375
                                                                        basis points                       basis points

  Senior Note                                               5,000,000   8.25%                  6,087,713   6.8%

  Subordinated Note                                         5,000,000   6.00%                  5,551,231   2.5%

  Equity 5,371,980 shares of                                2,148,792                          2,148,792
  common stock

-------------------------------------  ---------------  --------------  ---------------  ----------------  --------------

(3)  Summary of Significant Accounting Policies and Procedures

     (a)  Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


          amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include ticket revenue, government air service subsidies, depreciable lives, impairment and obsolescence and lease termination costs. Actual results could differ from those estimates.

     (b)  Accounts Receivable

          Substantially all accounts receivable balances are due from various airlines and the U.S. government, with approximately 5% and 42% of the December 31, 2002 and 42% and 45% of the December 31, 2001, balances, respectively due from United and the U.S. government. All receivables are pledged as collateral securing the Company's debt agreements.

     (c)  Inventories

          Inventories consist of spare parts, fuel, materials, and supplies relating to flight equipment and are stated at the lower of average cost or market. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service. Expendable parts are charged to maintenance expense as used. Inventories consisting of spare parts and equipment are pledged as collateral securing the Raytheon notes.

     (d)  Property and Equipment

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

     (e)  Measurement of Impairment

          The Company has adopted Statement of Financial Accounting Standards
          (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supercedes SFAS No. 121. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that the carrying amount of an asset may not be recoverable, the Company estimates the impairment from the use of such asset and its eventual disposition. The amount of any impairment is included in income from continuing operations and the method or methods of determining fair value are disclosed.

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


     (f)  Other Assets

          Other assets are deposits with financial institutions, bonding companies, facilities lessors and others to secure the payment of fixed obligations. $1.1 million and $2.1 million at December 31, 2002 and 2001, respectively, represents deposits related to long term operating leases. As a result of restructuring described in Note 2, certain deposits were cancelled.

     (g)  Long-term Obligations Classified As Current

          At December 31, 2001, the Company was not in compliance with its debt agreements as a result of nonpayment of scheduled installments of substantially all of its long-term debt at that time. In accordance with generally accepted accounting principles, long-term debt which may become due and payable at the option of the lender as a result of noncompliance under the debt agreement was classified as a current liability.

          At December 31, 2002, the Company was in compliance with its debt agreements or had obtained amendments or short-term waivers from its lenders with respect to any nonpayment of scheduled debt installments or noncompliance with financial covenants. However, the Company cannot determine with a high degree of confidence that it will be able to make the required payments or remain in compliance with the agreements during the year 2003. Therefore the amount of debt that by its terms would otherwise be due after one year is shown as long-term obligations classified as current. In addition to the contractual amounts due the lenders, the balance includes $22.3 million of additional carrying amounts under FAS 15.

     (h)  Accrued Liabilities

          The balance in accrued liabilities consists of the following at December 31, 2002 and 2001:

                                                      2002         2001
                                                  -----------   ----------
                Accrued expenses                  $   689,796   $  286,500
                Unearned revenue                    1,942,634      368,142
                Accrued property taxes                356,246      682,734
                Accrued payroll                     1,497,860    1,510,595
                Accrued aircraft refurbishment      4,000,000           --
                Accrued interest                    1,488,106    4,260,672
                                                  -----------   ----------
                                                  $ 9,974,642   $7,108,643
                                                  ===========   ==========

     (i)  Deferred Payments

          During 1997, the Company failed to make scheduled payments on several leases and subsequently renegotiated substantially all of their lease agreements. The renegotiated leases contain higher monthly payments and longer payment terms than the original agreements. The unpaid rentals have been accrued and expensed in the period to which they related and are being amortized over the new lease terms of the aircraft as a reduction in future operating costs. During 2002, as a result of the

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


          Company's restructuring transaction, the unamortized deferred payments are included in the amounts reflected in Note 2.

     (j)  Deferred Credits

          The Company has received various incentives in the form of interest rate subsidies and spares parts in connection with the acquisition of new aircraft. Incentives are being amortized as a reduction of rent expense or interest expense over the term of the related agreement. During 2002, as a result of the Company's restructuring transaction, certain of the unamortized deferred credits were included in the amounts reflected in Note 2.

     (k)  Revenue Recognition

          Passenger revenues are recorded as income when the respective services are rendered or when the time for use of the ticket has expired. Liability for unused tickets issued by the Company is recorded as unearned revenue. The Company also receives public service subsidy revenues for serving certain communities that do not generate sufficient traffic to fully support profitable air service, which are recorded as revenue based on rates applicable to such periods as approved by the Department of Transportation as the agreed upon air service is furnished by the Company.

     (l)  Frequent Flyer Awards

          The Company operates under a code-sharing agreement with United. It also participates in United's frequent flyer program for which an agreement is being negotiated. The Company has not deferred any revenue or accrued for incremental costs or revenue for mileage accumulation relating to these programs, and believes the impact has not been material.

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

     (n)  Loss Per Share

          Basic loss per share has been computed by dividing net loss by the weighted average number of shares of common stock during outstanding each of the years presented. Diluted loss per share have been calculated by also including in the computation the impact of the issuance of common stock pursuant to the exercise of outstanding warrants and the effect of those employee stock options granted to employees as potential common stock that would be dilutive. Since the Company had suffered a net loss in the years ended December 31, 2002, 2001 and 2000, the effects of potential common stock issuances were not included in the calculation for those years, as their effects would be anti-dilutive.

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


     (o)  Stock Option Plans

          The Company has elected the pro forma disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company will continue applying the accounting treatment prescribed by the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations. Pro forma net loss and pro forma net loss per share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans.

          The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plans, both of which are fixed stock option plans. Accordingly, no compensation cost has been recognized for the Plans as exercise prices are at least equal to the fair market value of the Company's common stock on the date of Great Lakes. Had compensation cost for the Company's fixed stock option plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been impacted as follows:

                                                        Year ended December 31
                                             ----------------------------------------
                                                   2002          2001          2000
                                             -------------   -----------   ----------
          Net (loss) income as reported      $ (10,811,137)  (18,633,884)  (8,238,833)
          Pro forma net (loss) income          (10,902,124)  (18,768,701)  (8,838,525)
          Basic (loss) income per share
             as reported                             (1.24)        (2.15)       (0.95)
          Pro forma basic (loss) income
             per share                               (1.25)        (2.17)       (0.96)
          Diluted (loss) income per share
             as reported                             (1.24)        (2.15)       (0.95)
          Pro forma diluted (loss) income
             per share                               (1.25)        (2.17)       (0.96)

          As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 7 for further discussion of the assumptions relating to the Company's stock-based employee compensation.

     (p)  Fair Value of Financial Instruments

          Fair value estimates, methods, and assumptions are set forth below:

          Cash, accounts receivable, accounts payable and accrued liabilities:

               The carrying amount approximates fair value because of the short-term nature of these instruments.

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


          Long-term debt:

               Based upon the Company's concentration of long-term debt with the manufacturer of aircraft, the fair value of long-term debt was not reasonably determinable.

     (q)  Supplemental Disclosure of Noncash Investing and Financing Activities

          Amounts on the statement of cash flows exclude the one-time effect of recording the insured loss of one owned and one leased Beech 1900D and inventory in a hangar fire on May 14, 2002. The net book values of the Company's inventory and flight equipment lost were $794,000 and $3,821,000 respectively, and the Company had a debt obligation for the aircraft of $3,184,000. In addition, the Company incurred a liability to Raytheon Aircraft Credit Corporation for the stipulated loss value of the leased aircraft. Insurance proceeds on the assets totaled $9,988,000 of which $7,800,000 was paid to Raytheon on the foregoing obligations including past due interest and deferred lease payments on these aircraft. A gain on insurance recovery of $1,438,000 was recognized representing the excess of the total insurance over the net book value of the Company's assets that were destroyed and liability incurred on the leased aircraft.

(4)  Flight Equipment

          At December 31, 2002, the Company's passenger airline fleet consisted of 37 Beechcraft Model 1900D 19-passenger aircraft, seven Embraer Brasilia Model 120 30-passenger aircraft, and two Beechcraft Model 1900C aircraft in a cargo configuration for carriage of U.S. mail. The Beechcraft 1900C aircraft are operated under leases with remaining terms of approximately 10 years and which include early termination provisions. One Beechcraft 1900D and three Embraer Brasilia Model 120 aircraft are operated under long-term leases. The remaining aircraft are owned by the Company. After the restructuring transaction discussed above, a summary of the operating aircraft is as follows:

                                               2002
                             ----------------------------------------
                             Beechcraft    Beechcraft
                               1900C          1900D          Brasilia
                             ----------    ----------        --------
     Owned                        --             36             4
     Operating leases              2              1             3
                             ----------    ----------        --------
                                   2             37             7
                             ==========    ==========        ========

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


     At December 31, 2001, the Company's airline fleet consisted of 40 Beechcraft Model 1900D 19-passenger aircraft, eight Embraer Brasilia Model 120 30-passenger aircraft, and four Beechcraft Model 1900C aircraft in a cargo configuration for carriage of US mail. A summary as of December 31, 2001 is as follows:

                                               2001
                             ----------------------------------------
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
                             ==========    ==========        ========

     As of December 31, 2002, the Company had obtained executed waivers or deferrals from the following lessors with respect to the following unpaid lease rentals: Raytheon Aircraft Credit Corporation, $1,241,000 for the two Beechcraft 1900C and one Beechcraft 1900D aircraft leases; and Finova Capital Corporation, $897,000 for one Embraer 120 aircraft lease.

     At December 31, 2002, the Company was in arrears on rental payments to Boeing Capital Corporation ("Boeing") for lease of two Brasilia aircraft in the amount of $3.4 million. Subsequent to year-end, the Company entered into a letter agreement with Boeing, effective as of December 31, 2002, to cancel the unpaid lease installments, to reduce the monthly rental payments through the end of the lease terms in 2013, requiring the Company to fund major overhauls in advance and giving Boeing the right to terminate the leases at its option with six months notice. Boeing will receive shares of redeemable preferred stock valued at $4.5 million. The Company intends to file a Certificate of Designation setting forth the terms of the redeemable preferred stock by April 30, 2003. The parties will further document the terms and conditions of the lease restructuring by that date.

     Under the terms of four aircraft lease agreements, the Company is responsible for lease payments over the remaining term of the leases of approximately $7,474,000 to Raytheon Aircraft Credit Corporation and $404,000 to Finova Capital Corporation. However, such amounts would be mitigated by the proceeds from a subsequent lease or sale of the aircraft. The Company has agreed to return to Raytheon the one Beechcraft 1900D leased aircraft which is in excess of the Company's current requirements. Upon return of the aircraft in 2003, all of the Company's liability for unpaid lease rentals of $857,000 and future obligations of $4,040,000 under the lease agreement shall be extinguished. Provision has been made in the 2002 financial statements for estimated repair and refurbishment costs of $571,400 that will be incurred in connection with the return of the Beechcraft 1900D aircraft.

     Under the current agreements, and following the restructuring discussed above, lease commitments for aircraft were as follows as of December 31, 2002:

                                      Total
                                  ------------
        2003                      $  1,436,000
        2004                         1,104,000
        2005                         1,128,000
        2006                         1,128,000
        2007                         1,200,000
        Thereafter                   6,862,000
                                  ------------
                                  $ 12,858,000
                                  ============

     The lease commitments shown above exclude those commitments related to one aircraft to be returned to Raytheon as discussed in Note 2.


                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


     Nonaircraft lease commitments are set forth in note 10.

     Raytheon Aircraft Corporation, including its financing affiliates, is the Company's primary aircraft supplier and largest creditor. The Company has financed all of its Beechcraft 1900 aircraft fleet pursuant to lease and debt agreements with Raytheon. In addition, pursuant to the Restructuring Agreement executed by Raytheon and the Company on December 31, 2002 (see
     Note 2), the Company has restructured other non-aircraft liabilities owed by the Company to Raytheon into three notes payable representing a total face amount of $11.2 million. Raytheon has also agreed to extend to the Company a $3 million line of credit for the purpose of financing a portion of the refurbishment costs to be incurred by the Company on the seven Beechcraft 1900D aircraft to be returned to Raytheon in 2003.

(5)  Notes Payable and Long-Term Debt

     Notes payable and current maturities of long-term debt consist of the following at December 31, 2002 and 2001:

                                                                    2002           2001
                                                                ------------   -----------
Line of credit with Coast Business Credit (A)                   $         --   $ 4,609,808
Amounts due Raytheon:
   Unpaid principal due in 2001 (B)                                       --     5,743,762
   Demand note (C)                                                        --     8,786,778
   Current maturities of Raytheon long-term debt - principal       6,969,491     8,051,990
   Current portion of additional carrying value under SFAS 15      3,431,059            --
                                                                ------------   -----------
       Current maturities of Raytheon long-term debt              10,400,550    27,192,338

   Other current liabilities of long-term debt                     1,952,554     1,315,361
                                                                ------------   -----------
                                                                $ 12,353,104   $28,507,699
                                                                ============   ===========

     Long-term debt and long-term debt classified as current consist of the following at December 31, 2002 and 2001:

                                                            2002           2001
                                                       -------------   -----------
Raytheon - principal (C)                               $ 104,914,339  $ 96,143,005
Additional carrying value under SFAS 15                   22,342,395            --
Other long-term notes (D)                                  5,627,118     6,042,529
                                                       -------------  ------------
                                                         132,883,852   102,185,534
                                                       -------------  ------------
Less:
   Unpaid principal due in 2001 (B)                               --     5,743,762
   Raytheon current maturities of long-term debt
     and additional carrying value under SFAS 15          10,400,550     8,051,990
   Other current maturities of long-term debt              1,952,554     1,315,361
   Long-term debt classified as current (E)              119,858,463    82,347,252
                                                       -------------  ------------
                                                       $     672,285  $  4,727,169
                                                       =============  ============

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


     (A) On January 7, 2000, the Company entered into a $20 million line of credit agreement with Coast Business Credit. Under the terms of the agreement, interest accrued on the outstanding balance of the line of credit at a rate of prime plus 0.5% and at December 31, 2001 the interest rate was 8.5%. In April 2002, the Company paid in full all outstanding amounts due under the line of credit, and the line of credit was terminated.

     (B)  Unpaid principal payments which were due on Raytheon debt during 2001.

          On June 29, 2001, the Company issued a demand note to Raytheon in payment of substantially all of the principal, interest and lease installments on aircraft due Raytheon during the first 6 months of 2001. According to the terms of the note, interest accrued on the principal balance at a rate of 8% (11% if the note was in default), with such interest to be paid monthly in arrears beginning August 1, 2001. Amounts due under this note were restructured as discussed in
          Note 2, and the demand note was extinguished.

     (C) At December 31, 2001, the Raytheon notes consisted of 31 term notes. The notes required monthly payments ranging from $30,000 to $145,000, including interest, with total payments on these notes approximating $1,150,000 per month. The interest rates on the notes ranged from 4.1% to 8.0% as of December 31, 2001.

          At December 31, 2002, the Raytheon notes consisted of 36 promissory notes and three long-term notes payable. Thirty of the promissory notes require monthly payments in the amount of $25,500, with interest accruing on unpaid balances at the rate of LIBOR plus 375 basis points per annum. A balloon payment of approximately $200,000 will be due and payable upon each promissory note's maturity at December 31, 2012.

          The other six promissory notes require monthly payments ranging from $30,000 to $35,000 with interest rates ranging from 4.75% to 7.15% per annum. The Company has agreed to return to Raytheon all six of the Beechcraft 1900D aircraft which serve as collateral for the six promissory notes, which aircraft are in excess of the Company's current requirements. As a result of this agreement, further payments of principal and interest under the six promissory notes will be deferred until the collateral aircraft are returned to Raytheon in 2003, at which time all of the Company's liability under the six promissory notes will be extinguished. Provision has been made in the 2002 financial statements for estimated repair and refurbishment costs of $3.4 million which will be incurred in connection with the return of the six Beechcraft 1900D aircraft.

          Of the three long-term notes payable, the first note payable requires quarterly payments of principal and interest during 2003 in amounts ranging from $16,500 per quarter to $150,000 per quarter, with interest accruing on the unpaid balances at the rate of LIBOR plus 375 basis points per annum. The first note payable will mature on December 31, 2005. The second note payable requires no payments until 2005, at which time payments of principal and interest in the amount of $362,000 will be due and payable quarterly. Interest will accrue on the unpaid balances at the rate of 8.25% per annum and the second note payable will mature on December 31, 2009. The third note payable requires no payments until 2005, at which time payments of interest ranging in amounts from $41,000 to $44,000 will be due and payable quarterly. Interest will accrue on the unpaid balances at

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


          the rate of 6% per annum. The third note payable will mature on September 30, 2007, at which time all outstanding amounts under the note will be due and payable.

          All of the Raytheon notes are collateralized by the Beechcraft 1900 aircraft and other assets of the Company.

     (D) Other long-term notes consist primarily of four term notes that require monthly or quarterly payments, including interest, and are collateralized by Embraer aircraft. At December 31, 2002, the interest rates on the notes ranged from 8.7% to 10%.

     (E) At December 31, 2001, the Company was not in compliance with payment terms of the Raytheon debt. As a result, in accordance with generally accepted accounting principles, all of the long-term debt owed by the Company to Raytheon was classified as a current liability because of Raytheon's ability under the debt agreements to require payment of the total outstanding obligations.

          At December 31, 2002, the Company was in compliance with its debt agreements or had obtained waivers or deferrals from its lenders with respect to any nonpayment of scheduled debt installments. As a result, and in accordance with generally accepted accounting principles, $12.4 million of principal payments due and payable during 2003 have been classified by the Company as a current liability, of which $7.0 million represents the contractual amount of principal payments due and payable during 2003 to Raytheon and $3.4 million represents the current portion of additional carrying amounts under SFAS 15 (see note
          2).

          Notwithstanding the Company's current compliance with its debt agreements or availability of waivers, however, the Company cannot determine with a high degree of confidence that it will be able to make future required payments or remain in compliance with the agreements during the year 2003. Therefore, the amount of debt that by its terms would otherwise be due after one year is shown as long-term obligations classified as current.

     As of December 31, 2002, the long-term debt obligations due in the five subsequent years and thereafter under their contractual terms were as follows:

                              Beechcraft
                                1900s       Brasilias      Other         Total
                            ------------   ----------  -----------  ------------
2003                        $  6,569,491   $1,792,824  $   559,730  $  8,922,045
2004                           6,911,661      593,256      676,455     8,181,372
2005                           7,283,751      649,013    1,363,583     9,296,347
2006                           7,676,115      710,007    1,071,025     9,457,147
2007                           8,089,876      776,735    5,995,379    14,861,990
Thereafter                    57,183,445      432,999    2,206,112    59,822,556
                            ------------   ----------  -----------  ------------
                              93,714,339    4,954,834   11,872,284   110,541,457
Additional carrying value
   under SFAS 15              20,703,451           --    1,638,944    22,342,395
                            ------------   ----------  -----------  ------------
                            $114,417,790   $4,954,834  $13,511,228  $132,883,852
                            ============   ==========  ===========  ============

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


(6)  Income Taxes

     Income tax expense for the years ended December 31, 2002, 2001, and 2000 consists of current state income taxes of $0, $0, and $6,116, respectively.

     The federal statutory tax rate differs from the Company's effective income tax rate for the years ended December 31 as follows:

                                                 2002      2001      2000
                                                -----     -----     -----
        Federal statutory rate                   35.0%     35.0%     35.0%
        State income taxes, of federal benefit     --        --        --
        Change in valuation allowance           (35.0)    (35.0)    (35.0)
                                                -----     -----     -----
                                                    0%        0%        0%
                                                =====     =====     =====

     Deferred tax assets (liabilities) as of December 31 were as follows (in thousands):

                                                      2002           2001
                                                     -------       --------
        Deferred tax assets:
           Net operating loss carryforwards          $27,642       $ 28,108
           Accrued liabilities and other               5,998          6,853
                                                     -------       --------
             Total gross deferred tax asset           33,640         34,961
        Less valuation allowance                     (18,656)       (23,247)
                                                     -------       --------
                                                      14,984         11,714
        Deferred tax liabilities:
           Property and equipment                    (14,984)       (11,714)
                                                     -------       --------
             Total deferred tax asset (liability)    $  --         $   --
                                                     =======       ========

     The Company has estimating net operating loss carry forwards for federal income tax purposes totaling approximately $79 million at December 31, 2002, expiring in years from 2006 through 2022. The net change in total valuation allowance for the years ended December 31, 2002 and 2001 was an increase (decrease) of $(4,591) and $6,979 respectively.

(7)  Employee Benefit Plans

     (a)  401(k)

          The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all employees. The Company matches up to 4% of participating employees' contributions. Company contributions totaled $294,000 in 2002, $243,000 in 2001, and $318,000 in 2000.

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


     (b)  Stock Option Plans

          The Company has adopted The Great Lakes Aviation, Ltd. 1993 Stock Option Plan and the 1993 Director Stock Option Plan (the Plans). The Plans permit the grant of qualified incentive stock options or nonqualified stock options covering in the aggregate 1,300,000 shares of the Company's common stock to be granted to key employees, officers, and directors of the Company. Options outstanding under the Plans become exercisable one-fifth in years one through five from the date of grant. The options expire after 10 years from the date of grant. Options are forfeited upon termination for reasons other than retirement, death or disability.

          A summary of the status of the Company's fixed option plans as of December 31, 2002, 2001, and 2000 and changes during the years ended on those dates is presented below:

                                        2002                  2001                  2000
                               ---------------------    ------------------   ------------------
                                            Weighted              Weighted             Weighted
                                            average                average              average
                                            exercise              exercise             exercise
                                 Shares       price      Shares     price     Shares    price
                               ---------     ------     --------   ------    --------   ------
Outstanding at beginning
   of year                       360,000     $ 2.71      380,000   $ 2.62     330,000   $ 3.27

Granted                          420,000       0.40       30,000     0.44     140,000     1.34
Forfeited                       (110,000)      2.60      (50,000)    0.64     (90,000)    2.93
                               ---------                --------             --------
Outstanding at end
   of year                       670,000       1.28      360,000     2.71     380,000     2.62
                               =========                ========             ========
Options exercisable at
   year end                      192,800       2.98      195,600     3.35     140,400     3.80
Weighted average fair
   value of options
   granted during the
   year                        $    0.48                $   0.54             $   1.38


                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


          A summary of stock options outstanding and exercisable as of December 31, 2002 are as follows:

                             Options outstanding            Options exercisable
                    -----------------------------------   ----------------------
                                  Weighted     Weighted                 Weighted
        Range of                   average      average                  average
        exercise      Number      remaining    exercise     Number      exercise
         price      outstanding  life (years)    price    exercisable     Price
      -----------   -----------  ------------  --------   -----------   --------
      $0.31-$0.40     420,000       10.0       $  0.40          --      $    --
      $1.06-$1.63      70,000        7.3          1.39      40,000         1.38
      $      2.75     156,000        5.6          2.75     128,800         2.75
      $      3.88      14,000        2.4          3.88      14,000         3.88
      $     11.00      10,000        1.0         11.00      10,000        11.00
                      -------                              -------
                      670,000                              192,800
                      -------                              -------

          Pro forma information regarding net income and net income per share, as disclosed in Note 3, has been determined as if the Company had accounted for its Employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans:

                                                 Year ended December 31
                                               -------------------------
                                                2002      2001      2000
                                               ------    -----     -----
          Risk-free interest rate                5.04%    5.42%     5.87%
          Expected dividend yield                   0%       0%        0%
          Expected option life                      5        5         5
          Expected Stock price volatility       67.76%   65.36%    70.42%


     (c)  Employee Stock Purchase Plan

          The Company maintains an employee stock purchase plan. Under the plan, certain employees are eligible to purchase an aggregate of not more than 125,000 shares of the Company's common stock at 95% of the lower of the fair market value at the beginning or the end of the calendar year in which the shares are purchased. In 2002 and 2001, 0, and 22,535 shares were purchased, respectively, through payroll withholdings.

(8)  Stabilization Act Grant

     On September 21, 2001, Congress passed and the President signed into law, the Air Transportation Safety and System Stabilization Act (the Stabilization Act), which provides, among other things, for $5 billion in grants to compensate U.S. air carriers for losses incurred by the air carriers as a result of the September 11, 2001 terrorist attacks.

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


     The Company recognized a $1,929,877 grant under the Stabilization Act for the year ended December 31, 2001, of which $1,637,846 was received during the fourth quarter of 2001. The balance of this amount was received during 2002. The grant is for the direct losses incurred beginning on September 11, 2001, resulting from the Federal Aviation Administration grounding of all aircraft, and for incremental losses incurred through December 31, 2001 as the direct result of the attacks. The grant is included in nonoperating income in the accompanying statements of operations.

(9)  Loss Per Share

     The following tables provide a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the periods presented:

                                                                  Year ended December 31
                      ------------------------------------------------------------------------------------------------------------
                                       2002                                 2001                               2000
                      ------------------------------------  ----------------------------------   ---------------------------------
                                                   Per                                 Per                                  Per
                         Income        Shares      share       Income       Shares     share       Income        Shares    share
                        (number.)     (denom.)     amount     (number.)    (denom.)    amount     (number.)     (denom.)   amount
                      ------------   ----------   --------  -----------  ----------   --------   ----------   ----------  --------
Basic income
   (loss) per share
   attributable
   to common
   shareholders       $(10,811,137)   8,698,093   $ (1.24) $(18,633,844)  8,658,330   $  (2.15) $(8,238,833)   8,645,774  $  (0.95)

Effect of dilutive
   securities:
     Stock warrants             --           --        --            --          --         --           --           --        --
     Stock options              --           --        --            --          --         --           --           --        --
                      ------------   ----------   -------  ------------  ----------   --------  -----------   ----------  --------
Diluted income
   (loss) per share
   attributable to
   common
   shareholders       $(10,811,137)   8,698,093   $ (1.24) $(18,633,844)  8,658,330   $  (2.15) $(8,238,833)   8,645,774  $  (0.95)
                      ============   ==========   ======== ============  ==========   ========  ===========   ==========  ========

     Options excluded from diluted earnings per share because they were antidilutive for the years ended December 31, 2002, 2001 and 2000 totaled approximately 670,000, 360,000 and 380,000, respectively.

(10) Commitments and Contingencies

     (a)  Transactions with Affiliates

          In 2002, 2001 and 2000, the Company leased one Beechcraft 1900D used in airline operations from a company owned by Great Lakes' chairman and majority stockholder. Total payments under these leases that the Company had with entities that are owned by the Company's chairman were $10,000 in 2002, $287,000 in 2001, and $587,000 in 2000. The
          Company returned the aircraft in April 2002. The Company also accrued lease payments for charter aircraft and automobiles owned by this company in 2002 in the amount of $51,075 for which no payments have been made.

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


     (b)  Nonaircraft Lease Commitments

          The Company leases certain hanger and terminal facilities under operating leases, which provide for approximate future noncancelable minimum lease payments, as follows:

                      2003                        $  254,405
                      2004                           232,416
                      2005                           232,416
                      2006                           232,416
                      2007                           232,416
                                                  ----------
                                                  $1,184,069
                                                  ==========

     (c)  Litigation

          On February 27, 2002, Finova Capital Corporation ("Finova") filed suit against the Company in the United States District Court for the District of Arizona. No. Civ. 02-0362 PHX SMM. Finova alleged that the Company breached two airplane lease agreements and sought damages, costs and attorney's fees. On August 1, 2002, Finova and the Company entered into a Settlement Agreement and Covenant Not to Execute on one of the aircraft. On November 1, 2002, Finova and the Company entered into a Deferral Agreement which provides for the withdrawal of the suit and payment of $10,000 per month from October 2002 through March 2003 and $15,000 per month from April 2003 until the end of the lease term on September 30, 2003 for the second aircraft. Finova and the Company have agreed that prior to the end of the lease term they will negotiate the other outstanding issues regarding the second aircraft. The Company has recognized in its accounts the expected cost associated with these aircraft.

          The Company is a also a defendant in a lawsuit arising from the collision of a small aircraft with one of the Company's Beechcraft 1900 aircraft in Quincy, Illinois on November 19, 1996. The collision occurred at the intersection of two runways as the Company's aircraft was landing, and resulted in the death of all 10 passengers and the two crewmembers. The Company's insurance carrier is providing for the Company's defense in the lawsuit and the Company believes that all claims arising from the accident will be adequately covered by insurance.

          The Company is a party to other ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     (d)  Union Agreements

          The Company's pilots are represented by the International Brotherhood of Teamsters. The Agreement with the pilots became amendable October 30, 2000, and negotiations are continuing. In March 2002, the Company's pilots voted to authorize a strike in the event that negotiations did not result in an amended contract. The Company's flight attendants are also represented by the International Brotherhood of Teamsters, and the agreement with the flight attendants became amendable April 2002.

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


(11) Selected Quarterly Financial Data (Unaudited)

     The following presents selected quarterly unaudited financial data for each of the years ended December 31, 2002 and 2001 (in thousands, except for per share information):

                            First     Second      Third      Fourth
        2002               quarter    quarter    quarter     quarter      Year
---------------------    ----------  ---------  ---------  ----------  ---------
Operating revenues       $ 20,073    $23,140    $22,712    $ 18,804    $ 84,729
Operating income
  (loss)                     (509)     1,785     (2,302)    (10,152)    (11,178)
Net income (loss)          (2,382)     1,477     (4,193)     (5,713)    (10,811)
Net income (loss)
  per share:
    Basic                $  (0.27)   $  0.17    $ (0.48)   $  (0.66)   $  (1.24)
    Diluted                 (0.27)      0.17      (0.48)      (0.66)      (1.24)
Weighted average
  shares outstanding:
    Basic                   8,680      8,680      8,680       8,752       8,698
    Diluted                 8,680      8,680      8,680       8,752       8,698


                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                         Notes to Financial Statements

                       December 31, 2002, 2001, and 2000


                            First      Second      Third     Fourth
          2001             quarter     quarter    quarter    quarter      Year
----------------------   -----------  ---------  ---------  ---------  ---------
Operating revenues       $  27,930    $26,883    $25,224    $21,403    $101,440
Operating income
  (loss)                    (5,791)    (2,761)      (561)    (1,337)    (10,450)
Net income (loss)           (8,628)    (5,097)    (1,873)    (3,036)    (18,634)
Net income (loss)
  per share:
    Basic                $   (1.00)   $ (0.59)   $ (0.22)   $ (0.34)   $  (2.15)
    Diluted                  (1.00)     (0.59)     (0.22)     (0.34)      (2.15)
Weighted average
  shares outstanding:
    Basic                    8,658      8,658      8,658      8,660       8,658
    Diluted                  8,658      8,658      8,658      8,660       8,658

     In the fourth quarter of 2002, the Company entered into a restructuring transaction as discussed in Note 2.

     In the second quarter of 2002, the Company recognized a nonoperating gain from the recovery of insurance proceeds on a fire.

     The above financial data includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial data. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year.

                                                                     (Continued)

                           GREAT LAKES AVIATION, LTD.

                             Schedule II - Valuation

                             December 31, 2002, 2001


                                                        Additions
                                                      ------------
                                        Balance at     Charged to
                                       Beginning of     costs and     Balance at
          Classification                 year (1)       expenses     end of year
-------------------------------------  ------------    ----------    -----------
2002 Inventory and equipment reserves   $6,565,809      $451,328     $7,017,137
2001 Inventory and equipment reserves    6,319,979       245,830      6,565,809
2000 Inventory and equipment reserves    6,220,854        99,125      6,319,979

----------
(1) Balance includes adjustment in 1998 of $3,516,510 related to Brasilia aircraft inventory.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the financial statements and related notes.

                                    PART III

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information with respect to the Company's directors and executive officers as of March 15, 2003. Each executive officer has been appointed to serve until his successor is duly appointed by the Board of Directors or his earlier removal or resignation from office. Each director has been elected to serve a one-year term expiring in 2003 and until his or her successor has been duly elected and qualified.

Name                       Age          Title
----                       ---          -----
Douglas G. Voss            48           Chairman of the Board of Directors
Charles R. Howell IV       45           Chief Executive Officer
Michael L. Tuinstra        49           Treasurer
Christopher C. Wilken      32           Controller
James A. Frazier           44           Vice President-Customer Service
Gayle R. Brandt            43           Director
Vernon A. Mickelson        76           Director
John Reardon               57           Director
Ivan L. Simpson            52           Director

     Douglas G. Voss. Mr. Voss co-founded the Company in 1979 and served in the position of Chief Executive Officer from the Company's inception until December 31, 2002. Mr. Voss has served as a director of the Company since the Company's inception. Mr. Voss became a pilot in 1974 and holds both an Airline Transport Pilot Certificate and an Airframe and Powerplant Mechanic Certificate. Mr. Voss is a graduate of Colorado Aero Tech. In 1977 and 1978, Mr. Voss was employed as a mechanic for a subsidiary of Executive Beechcraft, Inc. Mr. Voss has also served the Company in a number of operational positions, including Director of Maintenance and Director of Operations.

     Charles R. Howell IV. Mr. Howell became the Chief Executive Officer of the Company on December 31, 2002. Mr. Howell served as Chief Operating Officer from August 2002 until December 31, 2002. Prior to joining the Company, Mr. Howell was the President and Chief Executive Officer of Corporate Airlines, Inc., a Nashville-based airline that he co-founded in 1996.

     Michael L. Tuinstra. Mr. Tuinstra became the Company's Treasurer in January 2002. From August 1998 to January 2002 Mr. Tuinstra served as the Company's Director of Purchasing and Inventory Control, and prior to this, from August 1998 until April 1999, he was the Company's budget and financial analyst. From June 1995 until August 1998 Mr. Tuinstra was self employed and was a financial consultant.

     Christopher C. Wilken. Mr. Wilken became the Company's Controller in January 2002. Mr. Wilken has served the Company in various positions since November 1987. From March 1999 until January 2002 Mr. Wilken was the Company's Director of Planning and Financial Analysis, and from August 1996 to March 1999, he was the Company's Manager of Market Planning. Mr. Wilken is also a commercial pilot with instructor's ratings and holds airframe and powerplant mechanic's ratings with inspection authorization.

     James A. Frazier. Mr. Frazier joined Great Lakes in March 1990 as Director of Stations and was promoted to his present position of Vice President of Customer Service in March 1992.

     Gayle R. Brandt. Ms. Brandt has been a director of the Company since December 1996. Ms. Brandt has held various positions with the Company since its inception including assisting in the management of the Spirit Lake Airport from 1978 through 1992, Station Agent and Station Manager responsible for all airline reservations from 1982 through 1985, Airline Accounts Receivable and Revenue Accounting Manager from 1985 through 1989, Airline Executive Office Receptionist from 1989 through 1996 and Director of Airport Services and Airport Manager from June 1996 through 2001. Ms. Brandt is currently the Director of Aviation for Leading Edge Aviation, Inc.

     Vernon A. Mickelson. Mr. Mickelson became a director of the Company in January 1994. For more than the past ten years, Mr. Mickelson has been self-employed as a consultant and has provided services to the Company concerning matters involving FAA regulatory compliance and maintenance quality control. Mr. Mickelson has worked in the aviation industry since 1949, primarily in the field of aircraft maintenance. From 1973 to 1988, Mr. Mickelson was employed by the FAA as a supervisor of FAA maintenance and avionics inspectors operating in the State of Iowa.

     John Reardon. Mr. Reardon has been a director of the Company since May 2002. Mr. Reardon has over 30 years of business consulting experience, addressing operational and financial issues and governmental and business-to-business relations. Since March 2001, Mr. Reardon has been the Director Executive Education Services and Executive MBA Programs at Colorado State University, College of Business. Mr. Reardon served as Chief Executive Officer of the Wyoming State Business Council from October 1998 to July 2000. From April 1994 to October 1998 Mr. Reardon was the Chief Operating Officer, Director of Global Operations for the International Development Research Council, a global trade and learning association for Fortune 500 and Global 1000 senior level executives.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Item 11. EXECUTIVE COMPENSATION

     The following table discloses the annual and long-term compensation received in each of the last three fiscal years by (i) all persons serving in the capacity of Chief Executive Officer of the Company during the last fiscal year, (ii) the Company's dour most highly compensated executive officers, in addition to the Chief Executive Officer, serving at the end of the last fiscal year whose salary and incentive compensation exceeded $100,000 in the last fiscal year, and (iii) any executive officer of the Company who resigned during the last fiscal year whose salary and incentive compensation exceeded $100,000 in the last fiscal year. Such persons are referred to as the "Named Executive Officers."

                           Summary Compensation Table

                                                                    Long-Term
                                                                   Compensation
                                                                      Awards
                                                                   ------------
                                           Annual Compensation      Securities
                                          ---------------------     Underlying
Name and Principal Position               Fiscal Year    Salary     Options(#)
----------------------------------------  -----------    ------     ----------

Charles R. Howell IV(1) ...............      2002      $  37,042     200,000
     Chief Executive Officer

Douglas G. Voss(2) ....................      2002      $  69,895     200,000
     Chairman of the Board of Directors      2001      $ 129,615          --
     Former Chief Executive Officer          2000      $ 175,000          --


(1) Mr. Howell served as Chief Operating Officer of the Company from August 2002 to December 31, 2002, at which time he was elected Chief Executive Officer.

(2) Mr. Voss served as Chief Executive Officer of the Company until December 31, 2002.


The following table summarizes stock option grants during the fiscal year ended December 31, 2002 to the Named Executive Officers and certain other information relative to such options.

                        Option Grants in Last Fiscal Year
                               (Individual grants)

                                                                           Potential Realizable
                                      Percent of                             Value at Assumed
                         Number of       Total                             Annual Rates of Stock
                        Securities      Options                           Price Appreciation For
                        Underlying    Granted to                             Options Terms(1)
                          Options    Employees In  Exercise  Expiration   ----------------------
         Name             Granted     Fiscal Year    Price      Date         5%       10%
----------------------  ----------   ------------  --------  -----------  --------  ------------
Charles R. Howell IV      200,000         50.0%      $0.40    12/31/2012   $ -0-     $ -0-

Douglas G. Voss           200,000         50.0%      $0.40    12/31/2012   $ -0-     $ -0-


(1) The 5% and 10% assumed rates of aciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection of the future Common Stock price.

The following table sets forth information concerning the unexercised options held by the Named Executive Officers as of December 31, 2002 No options were exercised by the Named Executive Officers during fiscal year 2002.

                          Fiscal Year-End Option Values

                          Number of Securities
                                Underlying          Value of In-the Money
                            Options at FY-End        Options at FY-End(1)
        Name            Exercisable/Unexercisable  Exercisable/Unexercisable
----------------------- -------------------------  -------------------------

Douglas G. Voss             80,000 / 220,000(2)          $ -0- / $ -0-
Charles R. Howell IV          -0-  / 200,000             $ -0- / $ -0-

(1) Market value of underlying securities at fiscal year end minus the exercise price.

(2) On December 31, 2002, the Company granted Mr. Voss an option to purchase 200,000 shares of Common Stock. On July 1, 1998, the Company granted Mr. Voss an option to purchase 100,000 shares of Common Stock. In connection with such grant, the Company's Compensation Committee received a Competitive Review of the Executive Compensation Program for the Chief Executive Officer, stating that the options granted to Mr. Voss were competitive and appropriate in light of comparable companies, particularly given the Company's improving performance and the fact that Mr. Voss does not receive any form of short term incentives.

Employment Agreements

     On December 31, 2002 the Company entered into employment agreements with Mr. Voss and Mr. Howell, appointing them Chairman of the Board of Directors and Chief Executive Officer, respectively. The agreements entitle each executive to receive a base salary of $120,000 annually and to participate in the Company's compensation and benefit plans. The agreements expire on December 30, 2004, and in the event of a termination of the executive's employment by the Company, other than for "cause," or by the executive for "good reason" the executive will continue to be paid their salary for the remainder of the contract. As part of these agreements, Messrs. Voss and Howell each received stock options to purchase 200,000 shares of the Company's common stock at an exercise price of $0.40 per share. The options vest ratably on the first and second anniversary date of the employment agreements.

Compensation Committee Interlocks and Insider Participation

     Messrs. Mickelson and Simpson comprised the Compensation Committee for purposes of setting compensation levels for 2002. No member of the Compensation Committee was an officer or employee of the Company or its subsidiary during the fiscal year ended December 31, 2002. Mr. Simpson was an officer and employee of the Company from 1979 through 1987. No executive officer of the Company served as a member of the compensation committee or the board of directors of another entity, one of whose executive officers served on the Company's Compensation Committee or Board during the fiscal year ended December 31, 2002.

Compensation of Directors

     Directors of the Company who are not employees of the Company participate in the Company's 1993 Director Stock Option Plan, receive $1,000 for each meeting of the Board or a meeting of a committee of the Board attended (not to exceed $1,000 per day) and are reimbursed for out-of-pocket expenses incurred on behalf of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains certain information as of March 31, 2003 regarding the beneficial ownership of the Common Stock by (i) each person known to the Company to own beneficially five percent or more of the Common Stock,
(ii) each director of the Company, (iii) each executive officer of the Company named in the summary compensation table and (iv) all directors and executive officers of the Company as a group. Any shares that are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o Great Lakes Aviation, Ltd., 1022 Airport Parkway, Cheyenne, Wyoming 82001.

                                                Amount and Nature           Percentage of
                                             of Beneficial Ownership(1)   Outstanding Stock
                                             --------------------------   -----------------
Douglas G. Voss .............................       5,659,245(2)(3)              40.0%

Raytheon Aircraft Credit Corporation ........       5,371,980                    38.2%
10511 E. Central Avenue
Wichita, Kansas  67206

Gayle R. Brandt .............................       2,159,755(2)(3)              15.4%
1218 Summer Circle Drive
Okoboji, Iowa  51355

Iowa Great Lakes Flyers, Inc. ...............         879,245(4)                  6.3%
1965 330th Street
Spencer, Iowa  51301

Tennenbaum & Co., LLC .......................         858,400(5)                  6.1%
1999 Avenue of the Stars, 32nd Floor
Los Angeles, California  90067

Michael E. Tennenbaum .......................         858,400(6)                  6.1%
1999 Avenue of the Stars, 32nd Floor
Los Angeles, California  90067

Vernon A. Mickelson .........................          36,000(7)                    *
1209 3rd Avenue West
Spencer, Iowa  51301

Ivan L. Simpson .............................          13,450(8)                    *
21261 North Bay Drive
Spirit Lake, Iowa  51360

Charles R. Howell IV ........................               0                       *

John Reardon ................................               0                       *

All directors and officers as a group .......       5,775,975                    40.6%
 (9 persons) (9)

--------------------

*    Indicates ownership of less than 1% of the outstanding shares of Common
     Stock.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission (the "Commission") and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of March 31, 2003. The same shares may be beneficially owned by more than one person.

(2) Ms. Brandt has granted to Mr. Voss an irrevocable proxy to vote her shares of Common Stock (the "Shares") until June 28, 2010. Mr. Voss and Ms. Brandt have also entered into a Shareholder Buy-Sell Agreement (the "Agreement") with respect to the Shares. The term of the Agreement (the "Term") is until June 28, 2010 or until such time as Ms. Brandt does not own any Shares or the Company is dissolved or liquidated. Pursuant to the Agreement, Ms. Brandt could not sell any Shares until June 28, 1999, at which time she was able to sell 470,000 Shares and an additional 235,000 Shares in each year thereafter. Mr. Voss, however, has been granted a right of first refusal to purchase for the market price any Shares which Ms. Brandt desires to so sell. The Agreement also provides Mr. Voss the option to purchase any Shares at any time during the Term for the market price of shares of Common Stock. The Agreement provides that in any transaction in which Mr. Voss sells greater than 5% of his shares of Common Stock, Mr. Voss has the right to compel Ms. Brandt to include the Shares held by her in such transaction on the same terms as the shares of Common Stock of Mr. Voss. In turn, Ms. Brandt has the right to have her Shares included by Mr. Voss in any such transaction on a pro rata basis. The Agreement also provides Mr. Voss with the right to purchase the Shares at the market price upon the death of Ms. Brandt or upon an involuntary disposition of the Shares held by Ms. Brandt. Pursuant to the Agreement, Mr. Voss will vote all shares of Common Stock beneficially owned by him (including the Shares) for the election of Ms. Brandt to the Board.

(3) Mr. Voss is the beneficial owner of 2,628,245 shares of Common Stock, which includes 80,000 shares of Common Stock subject to currently exercisable options. Ms. Brandt is the record owner of 2,151,755 shares of Common Stock and 8,000 shares of Common Stock subject to currently exercisable options. The 2,151,755 shares of Common Stock owned by Ms. Brandt and the shares of Common Stock owned by Iowa Great Lakes Flyers, Inc. are included in the 5,659,245 shares of Common Stock reported by Mr. Voss.

(4) Beneficial ownership of all 879,245 shares of Common Stock is shared with Douglas G. Voss.

(5) Beneficial ownership of all 858,400 shares of Common Stock is shared with Michael E. Tennenbaum.

(6) Beneficial ownership of all 858,400 shares of Common Stock is shared with Tennenbaum & Co., LLC.

(7) Includes 29,000 shares of Common Stock subject to currently exercisable options.

(8) Includes 13,000 shares of Common Stock subject to current exercisable options.

(9) Includes an aggregate of 186,800 shares of Common Stock subject to currently exercisable options.

Equity Compensation Plan Information

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans under which the Company's equity securities are authorized for issuance.

----------------------------------------------------------------------------------------------------------------------
                                                                                            Number of securities
                               Number of securities                                       remaining available for
                                 to be issued upon                                      future issuance under equity
                                    exercise of          Weighted-average exercise     compensation plans (excluding
                               outstanding options,    price of outstanding options,      securities reflected in
       Plan category          warrants and rights (a)     warrants and rights (b)             column (a)) (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by security holders        670,000                     $ 1.28                          655,537 (1)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
  not approved by security
  holders                               -0-                           --                            -0-
----------------------------------------------------------------------------------------------------------------------
           Total                      670,000                     $ 1.28                          655,537 (1)
----------------------------------------------------------------------------------------------------------------------

(1) Represents (a) 25,537 shares remaining available for issuance under the Company's Employee Stock Purchase Plan, (b) options to purchase 400,000 shares remaining available for issuance under the Company's 1993 Stock Option Plan, and (c) options to purchase 230,000 shares remaining available for issuance under the Company's 1993 Director Stock Option Plan.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Raytheon Aircraft Credit Corporation owns 5,371,980 shares of common stock of the Company, representing 38.2% of the shares of common stock outstanding as of March 31, 2003. The Company issued the shares to Raytheon as partial consideration for a series of transactions that included restructured finance terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. See "Business" for a description of the Restructuring Agreement, including certain continuing rights and obligations of the parties.

     Douglas G. Voss is the sole owner of Iowa Great Lakes Flyers, Inc. ("Flyers"), a corporation that owns and operates four-passenger and six-passenger aircraft, a fleet of rental cars and until April 2002, one Beechcraft 1900D aircraft that are leased to the Company. The Company believes that its leases with Flyers are on terms no less favorable to the Company than would be similar transactions with unaffiliated third parties. In conjunction with these leases the Company made a payment of $10,000 during 2002 to Flyers. Additionally, from time to time Flyers loans funds to the Company on a short term basis. As of April 1, 2003, the Company had a net outstanding balance of $251,487 due to Flyers.

Item 14. CONTROLS AND PROCEDURES.

     Within 90 days of filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Treasurer, concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report were made known to them. There have been no significant changes in the Company's informal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. During the fourth quarter ended December 31, 2002, the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

(b)  Exhibits

     3.1     Amended and Restated Articles of Incorporation.(1)

     3.2     Amended and Restated Bylaws.(1)

     4.1     Specimen Common Stock Certificate.(1)

     10.1 Standard Ground Handling Agreement, dated April 3, 1991, by and between United Air Lines, Inc. and the Company.(1)

     10.2 United Express Interline Agreement, dated February 28, 1992, by and between United Air Lines, Inc. and the Company.(1)

     10.3 Airport/Airport Facilities Lease Agreement, dated November 1, 1989, by and between Minneapolis-St. Paul Airport and the Company.(1)

     10.4    Great Lakes Aviation, Ltd. 1993 Stock Option Plan.(1)

     10.5    1993 Director Stock Option Plan.(1)

     10.6    Great Lakes Aviation, Ltd. Employee Stock Purchase Plan.(1)

     10.7* Restructuring Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company.

     10.8* Group A Return Conditions Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation.

     10.9* Form of Promissory Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation.

     10.10* Form of Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company.

     10.11* Form of First Amendment to Lease Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company.

     10.12* Deferral Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation.

     10.13* Senior Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation.

     10.14* Subordinated Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation.

     10.15* Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company.

     10.16* Fourth Amendment to Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company.

     10.17* Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Credit Corporation and the Company.

     10.18*  Form of Lockup Agreement, dated December 31, 2002.

     10.19*  Press Release, dated December 31, 2002.

     10.20* Settlement Agreement and Covenant Not to Execute, dated August 1, 2002, by and between Finova Capital Corporation and the Company.

     10.21* Deferral Agreement, dated November 1, 2002, by and between Finova Capital Corporation and the Company.

     10.22* Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company.

     10.23* Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company.

     10.24* Letter Agreement, dated April 11, 2003, by and between Boeing Capital Corporation and the Company.

     23.1*   Consent of KPMG LLP

     99.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-71180.

*Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GREAT LAKES AVIATION, LTD.

Dated: April 15, 2003                    By /s/ Charles R. Howell IV
                                            ------------------------------------
                                             Charles R. Howell IV,
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                         By /s/ Michael L. Tuinstra
                                            ------------------------------------
                                             Michael L. Tuinstra
                                             Treasurer
                                             (Principal Accounting and Financial
                                             Officer)

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Douglas G. Voss, Charles R. Howell IV and Michael L. Tuinstra, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution. for such individual and in such individual's name, place and stead, in any and all capacities, to act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto and to take any and all actions which may be necessary or appropriate in connection therewith, and each such individual hereby approves, ratifies and confirms all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                                           Date

/s/ Douglas G. Voss               Chairman of the Board and Director              April 15, 2003
-------------------------------
Douglas G. Voss

/s/ Charles R. Howell IV          Chief Executive Officer                         April 15, 2003
-------------------------------   (Principal Executive Officer)
Charles R. Howell IV

/s/ Michael L. Tuinstra           Treasurer                                       April 15, 2003
-------------------------------   (Principal Accounting and Financial Officer)
Michael L. Tuinstra

/s/ Gayle R. Brandt               Director                                        April 15, 2003
-------------------------------
Gayle R. Brandt

/s/ Vernon A. Mickelson           Director                                        April 15, 2003
-------------------------------
Vernon A. Mickelson

/s/ John Reardon                  Director                                        April 15, 2003
-------------------------------
John Reardon

/s/ Ivan L. Simpson               Director                                        April 15, 2003
-------------------------------
Ivan L. Simpson


                                 CERTIFICATIONS

CERTIFICATION PURSUANT TO RULE 13a-14

     I, Charles R. Howell IV, Chief Executive Officer of Great Lakes Aviation, Ltd., certify that:

     1. I have reviewed this annual report on Form 10-K of Great Lakes Aviation, Ltd.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   April 15, 2003                  /s/ Charles R. Howell IV
                                         ---------------------------------------
                                         Charles R. Howell IV
                                         Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13a-14

     I, Michael L. Tuinstra, Treasurer (Principal Accounting and Financial Officer) of Great Lakes Aviation, Ltd., certify that:

     1. I have reviewed this annual report on Form 10-K of Great Lakes Aviation, Ltd.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    April 15, 2003                 /s/ Michael L. Tuinstra
                                         ---------------------------------------
                                         Michael L. Tuinstra
                                         Treasurer

                                  EXHIBIT INDEX

3.1      Amended and Restated Articles of Incorporation.(1)

3.2      Amended and Restated Bylaws.(1)

4.1      Specimen Common Stock Certificate.(1)

10.1 Standard Ground Handling Agreement, dated April 3, 1991, by and between United Air Lines, Inc. and the Company.(1)

10.2 United Express Interline Agreement, dated February 28, 1992, by and between United Air Lines, Inc. and the Company.(1)

10.3 Airport/Airport Facilities Lease Agreement, dated November 1, 1989, by and between Minneapolis-St. Paul Airport and the Company.(1)

10.4     Great Lakes Aviation, Ltd. 1993 Stock Option Plan.(1)

10.5     1993 Director Stock Option Plan.(1)

10.6     Great Lakes Aviation, Ltd. Employee Stock Purchase Plan.(1)

10.7* Restructuring Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company.

10.8* Group A Return Conditions Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation.

10.9* Form of Promissory Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation.

10.10* Form of Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company.

10.11* Form of First Amendment to Lease Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company.

10.12* Deferral Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation.

10.13* Senior Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation.

10.14* Subordinated Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation.

10.15* Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company.

10.16* Fourth Amendment to Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company.

10.17* Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Credit Corporation and the Company.

10.18*   Form of Lockup Agreement, dated December 31, 2002.

10.19*   Press Release, dated December 31, 2002.

10.20* Settlement Agreement and Covenant Not to Execute, dated August 1, 2002, by and between Finova Capital Corporation and the Company.

10.21* Deferral Agreement, dated November 1, 2002, by and between Finova Capital Corporation and the Company.

10.22*   Employment Agreement, dated December 31, 2002, by and between Douglas
         G. Voss and the Company.

10.23*   Employment Agreement, dated December 31, 2002, by and between Charles
         R. Howell IV and the Company.

10.24* Letter Agreement, dated April 11, 2003, by and between Boeing Capital Corporation and the Company.

23.1*    Consent of KPMG LLP

99.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-71180.

 *  Filed herewith.
                                       71