Form 10-Q
period 2003-03-31
GREAT LAKES AVIATION LTD
filed 2003-05-09
CIK 914397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File No. 0-23224

                           GREAT LAKES AVIATION, LTD.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              IOWA                                    42-1135319
----------------------------------      ----------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

           1022 Airport Parkway, Cheyenne, Wyoming           82001
        ---------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

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

          YES           X                    NO _________
                    ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          YES       _________                NO     X
                                                ---------

As of May 9, 2003, there were 14,052,166 shares of Common Stock, par value $.01 per share, issued and outstanding.

                               TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
PART I.    FINANCIAL INFORMATION .......................................................      2

     ITEM 1.    FINANCIAL STATEMENTS ...................................................      2

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS ..............................................      7

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............     12

     ITEM 4.    CONTROLS AND PROCEDURES ................................................     12

PART II.   OTHER INFORMATION ...........................................................     12

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................................     12

SIGNATURES .............................................................................     15

EXHIBIT INDEX ..........................................................................     20

                           Forward-Looking Statements

In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. ("Great Lakes" or the "Company") notes that certain statements in this Form 10-Q and elsewhere are forward-looking and provide other than historical information. The Company's management may also make oral, forward-looking statements from time-to-time. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions and expectations for funding expenditures and operations in the future. The words, "believe," "plan," "continue," "hope," "estimate," "project," "intend," "expect" and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and no statements contained in this Form 10-Q and elsewhere should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

As more fully described in this report, important factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include: (1) the Company's dependence on its code-sharing relationships with United Airlines, Inc., which is undergoing reorganization under the United States Bankruptcy Code, and Frontier Airlines, Inc.; (2) the outcome of United's bankruptcy proceedings, including whether United amends or rejects its code-sharing agreement with the Company; (3) the Company's ability to pay the restructured current maturities of indebtedness and operating lease payments, which have been scheduled based on, among other things, the Company's forecasted revenues; (4) the effect of general economic conditions on business and leisure travel; (5) domestic and international terrorism and military action; (6) passenger confidence in the safety of air travel; (7) fuel costs; (8) seasonality; (9) continued receipt of Essential Air Service subsidies at currently contemplated rates; and (10) increased insurance and security expenses.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and the Company does not undertake to update any forward-looking statements except as required by law in the normal course of its public disclosure practices.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           GREAT LAKES AVIATION, LTD.

                                 Balance sheets

                                                                                        (unaudited)
                                     Assets                                            March 31, 2003         December 31, 2002
                                                                                     ------------------      -------------------
Current assets:
     Cash                                                                            $          488,063      $           357,924
     Accounts receivable, net of allowance of $160,000 at
        March 31, 2003 and December 31, 2002                                                  7,145,691                8,802,045
     Inventories, net                                                                         5,010,670                5,325,291
     Prepaid expenses and other current assets                                                  247,599                  222,630
                                                                                     ------------------      -------------------
                 Total current assets                                                        12,892,023               14,707,890
                                                                                     ------------------      -------------------
Property and equipment:
     Flight equipment, including aircraft to be returned                                    147,908,502              147,839,945
     Other property and equipment                                                             7,456,846                7,366,312
        Less accumulated depreciation and amortization                                      (36,843,452)             (34,852,955)
                                                                                     ------------------      -------------------
                 Total property and equipment                                               118,521,896              120,353,302
                                                                                     ------------------      -------------------
Other assets                                                                                  1,122,344                1,121,044
                                                                                     ------------------      -------------------
                                                                                     $      132,536,263      $       136,182,236
                                                                                     ==================      ===================
                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Note payable and current maturities of long-term debt                           $       13,368,097      $        12,353,104
     Long-term debt classified as current                                                   118,305,878              119,858,463
     Accounts payable                                                                        14,836,515               14,102,042
     Accrued liabilities and unearned revenue                                                10,037,865                9,974,642
     Deferred lease payments                                                                  5,917,693                5,665,742
                                                                                     ------------------      -------------------
                 Total current liabilities                                                  162,466,048              161,953,993
                                                                                     ------------------      -------------------
Long-term debt, net of current maturities                                                       469,074                  672,285
Deferred credits                                                                                676,876                  713,866
Stockholders' equity (deficit):
     Common stock, $0.01 par value. Authorized 50,000,000 shares;
        issued and outstanding 14,052,166 and 14,052,166 shares at
        March 31, 2003 and December 31, 2002                                                    140,522                  140,522
     Paid-in capital                                                                         33,462,257               33,462,257
     Accumulated deficit                                                                    (64,678,514)             (60,760,687)
                                                                                     ------------------      -------------------
                 Total stockholders' equity (deficit)                                       (31,075,735)             (27,157,908)
                                                                                     ------------------      -------------------
                                                                                     $      132,536,263      $       136,182,236
                                                                                     ==================      ===================

See condensed notes to financial statements

                           GREAT LAKES AVIATION, LTD.

                            Statements of Operations

                       For the Three Months Ended March 31

                                   (Unaudited)

                                                              2003                  2002
                                                       ------------------    ------------------
Operating revenues:
     Passenger                                         $       10,014,815    $       11,991,186
     Public service                                             5,846,929             7,188,093
     Freight, charter, and other                                  863,953               894,160
                                                       ------------------    ------------------
                 Total operating revenues                      16,725,697            20,073,439
                                                       ------------------    ------------------
Operating expenses:
     Salaries, wages, and benefits                              6,193,660             6,398,234
     Aircraft fuel                                              3,292,860             2,569,185
     Aircraft maintenance materials and repairs                 2,320,340             1,650,150
     Commissions                                                   63,483               324,383
     Depreciation and amortization                              2,033,623             1,765,824
     Aircraft rental                                              705,889             2,036,082
     Other rentals and landing fees                             1,511,142             1,883,675
     Other operating expense                                    3,939,262             3,955,162
                                                       ------------------    ------------------
                 Total operating expenses                      20,060,259            20,582,695
                                                       ------------------    ------------------
                 Operating loss                                (3,334,562)             (509,256)
Other expense:
     Interest expense, net                                        583,265             1,873,155
                                                       ------------------    ------------------
                 Loss before income taxes                      (3,917,827)           (2,382,411)
Income tax expense                                                     --                    --
                                                       ------------------    ------------------
                 Net loss                              $       (3,917,827)   $       (2,382,411)
                                                       ==================    ==================

Net loss per share:
     Basic and Diluted                                 $            (0.28)   $            (0.27)
                                                       ==================    ==================
Average shares outstanding:
     Basic and Diluted                                         14,052,166             8,680,186
                                                       ==================    ==================

See condensed notes to financial statements

                           GREAT LAKES AVIATION, LTD.

                             Statements of Cash Flow

                       For the Three Months Ended March 31

                                   (Unaudited)

                                                                                               2003                  2002
                                                                                        ------------------    ------------------
OPERATING ACTIVITIES:
Net loss                                                                                $       (3,917,827)   $       (2,382,411)
Adjustments to reconcile net loss to net cash
provided by Operating Activities
Depreciation, amortization and provision for obsolescence                                        2,033,623             1,765,824
Change in current operating items:
  (Increase)/Decrease in Accounts Receivable                                                     1,656,354              (813,314)
  (Increase)/Decrease in  Inventories                                                              314,621               306,355
  (Increase)/Decrease in Prepaid Expenses and Other Current Assets                                 (24,969)              (57,566)
  Increase/(Decrease) in Accounts Payable and Accrued Liabilities                                  734,473             3,258,111
  Increase/(Decrease) in Deferred Lease Payments                                                   312,560             1,912,972
                                                                                        ------------------    ------------------
     Net Cash provided by operating activities                                                   1,108,835             3,989,971
                                                                                        ------------------    ------------------

CASH FLOW FROM INVESTING ACTIVITIES
  Decrease (increase) in Property and equipment                                                   (203,517)             (259,696)
                                                                                        ------------------    ------------------
           Net cash flows used in investing activities                                            (203,517)             (259,696)
                                                                                        ------------------    ------------------

CASH FLOW FROM FINANCING ACTIVITIES
  Repayment of Long term debt                                                                     (775,179)           (1,552,690)
  Payments on  line of credit                                                                            -            (2,893,434)
                                                                                        ------------------    ------------------
     Net cash used in financing activities                                                        (775,179)           (4,446,124)
                                                                                        ------------------    ------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                                 130,139              (715,849)

Cash and Cash Equivalents, beginning of period                                                     357,924             1,514,565
                                                                                        ------------------    ------------------
Cash and Cash Equivalents, end of period                                                $          488,063    $          798,716
                                                                                        ==================    ==================

See condensed notes to financial statements

                           GREAT LAKES AVIATION, LTD.
                  CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS

General

The financial statements included herein have been prepared by Great Lakes Aviation, Ltd. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company's business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 2002 and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recording of passenger revenues when passenger joint fares are utilized, government air service subsidies and financial aid, depreciable lives, impairment and obsolescence, lease termination costs and contractual aircraft return condition costs. Actual results could differ from those estimates.

The Company

The Company operates as an independent airline and as a code-sharing partner with United Airlines, Inc. ("United") and Frontier Airlines, Inc. ("Frontier"). At May 1, 2003, The Company served 32 destinations in nine states to and from Denver as a code sharing partner with both United and Frontier. It also served four destinations in two states to and from Minneapolis, and two destinations in two states to and from Phoenix. On February 28, 2003, the Company discontinued its service to and from the Chicago hub after the United States Department of Transportation ("DOT") elected to reduce its subsidy funding for service from Chicago.

Due to significant losses in 2001 and 2002, at December 31, 2002, the Company had exhausted its outside sources of working capital and funds and was in arrears in payments to substantially all the institutions providing financing for the Company's aircraft. On December 31, 2002 and during the first four months of 2003, the Company restructured its financing agreements with Raytheon Aircraft Credit Corporation ("Raytheon") and certain other institutions providing financing for the Company's aircraft. The effect of these restructurings was to reduce total obligations owing to these creditors as well as payments of principal and interest. The restructuring with Raytheon also provided for the return of seven surplus aircraft to Raytheon later in 2003. There are significant uncertainties regarding the Company's ability to achieve the necessary cash flow to meet the payments required under the Raytheon and other restructuring agreements because of a variety of factors beyond the Company's control, including the outcome of United's reorganization in bankruptcy and its continuing relationship with the Company; reduced passenger demand as a result of general economic conditions, public health concerns, security concerns and foreign conflicts; volatility of fuel prices; and the amount of Essential Air Service funding and financial support available from the U.S. government.

The Company's auditors have included in their report dated March 17, 2003 on the Company's financial statements for the year ended December 31, 2002 an explanatory paragraph to the effect that substantial doubt exists regarding the Company's ability to continue as a going concern due to the Company's recurring losses from operations and the fact that it has liabilities in excess of assets at December 31, 2002.

Stock Option Plans

The Company has adopted The Great Lakes Aviation, Ltd. Option Plan and the 1993 Director Stock Option Plan (the "Plans"). The Plans permit the grant of qualified incentive stock options or nonqualified stock options covering in the aggregate 600,000 shares of the Company's common stock to be granted to key employees, officers and directors of the Company. The Company has elected the pro forma disclosure option of SFAS 123. The Company will continue applying the accounting treatment prescribed by the provisions of APB 25. Pro forma net loss and pro forma net loss per share have been provided as if SFAS 123 were adopted for all stock-based compensation plans.

The Company applies APB 25 and related interpretations in accounting for the Plans, both of which are fixed stock option plans. Accordingly, no compensation cost has been recognized for the Plans as exercise prices are at least equal to the fair market value of the Company's common stock on the date of grant. The pro forma information in the following table shows the effect of determining the compensation expense for the Company's Plans in accordance with SFAS 123:

                                              Three Months Ended March 31
                                       -----------------------------------------
                                             2003                      2002
                                       ----------------         ----------------
     Net loss as reported              $    (3,917,827)         $    (2,382,411)
     Pro forma net loss                     (3,942,436)              (2,410,952)
     Basic and diluted loss per                  (0.28)                   (0.27)
          share as reported
     Pro forma basic and diluted                 (0.28)                   (0.28)
          loss per share

As required, the pro forma disclosures above are based on options granted since January 1, 1995. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period of the options. Consequently, the effect of applying SFAS 123 will differ in future periods.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 was adopted by the Company as of January 1, 2003. The adoption of SFAS No. 146 will not have a material impact on the Company's financial condition or results of operations unless the Company enters into an exit or disposal activity covered by this statement.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), by revising the methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires additional disclosures in annual and interim financial statements related to stock-based employee compensation. The Company adopted SFAS 148 on December 31, 2002, insofar as it relates to the additional disclosures required for registrants that account for employee stock-based compensation under Accounting Principles Bulletin (APB) Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." These disclosure requirements are effective for financial statements issued after December 15, 2002. Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted Interpretation No. 45 in 2003 and it did not have a material impact on its financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which requires the consolidation of variable interest entities, as defined therein. This Interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003 must be consolidated effective July 1, 2003. Disclosures are currently required if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any material entities will be consolidated with the Company as a result of this Interpretation.

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, revenues and expenses during the reporting period and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates. For a discussion of the Company's critical accounting policies and estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2003 AND 2002

The following table sets forth certain financial information regarding the
Company:

Statement of Operations Data

                                                                          For the Three Months Ended March 31
                                                       --------------------------------------------------------------------------
                                                                         2003                                  2002
                                                       -----------------------------------------     ----------------------------
                                                                         Cents        % Increase                    Cents
                                                            Amount        Per         (decrease)        Amount       Per
                                                          (in 000s)       ASM          from 2002      (in 000s)      ASM
Operating Revenues
   Passenger                                             $    10,015       12.6(cents)    (16.5)%    $    11,991       13.9(cents)
   Public Service                                              5,847        7.4           (18.7)           7,188        8.3
   Freight, charter, and other                                   864        1.1            (3.4)             894        1.0
                                                         -----------   --------        --------      -----------   --------
Total Operating Revenues                                      16,726       21.1           (16.7)          20,073       23.2
                                                         -----------   --------        --------      -----------   --------

Operating Expenses
Salaries, wages and benefits                                   6,194        7.8            (3.2)           6,398        7.4
Aircraft fuel                                                  3,293        4.2            28.2            2,569        3.0
Aircraft maintenance materials and repairs                     2,320        2.9            40.6            1,650        1.9
Commissions                                                       64        0.1           (80.2)             324        0.4
Depreciation and amortization                                  2,034        2.6            15.2            1,766        2.0
Aircraft rental                                                  706        0.9           (65.3)           2,036        2.4
Other rentals and landing fees                                 1,511        1.9           (19.8)           1,884        2.2
Other operating expense                                        3,939        5.0            (0.4)           3,955        4.6
                                                         -----------   --------        --------      -----------   --------
  Total Operating Expenses                                    20,061       25.3            (2.5)          20,582       23.8
                                                         -----------   --------        --------      -----------   --------
Operating loss                                                (3,335)      (4.2)          555.2             (509)      (0.6)
                                                         -----------   --------        --------      -----------   --------
Interest expense                                                 583        0.7           (68.9)           1,873        2.2
                                                         -----------   --------        --------      -----------   ---------
Net loss                                                 $    (3,918)      (4.9)(cents)    64.5%     $    (2,382)      (2.8)(cents)
                                                         ===========   ========        ========      ===========   ========

Selected Operating Data                                                                    Increase(Decrease)
                                                                         2003                  from 2002             2002
                                                                       --------        -------------------------   --------
Available Seat Miles (000s)                                              79,261                   (8.4)%             86,516
Revenue Passenger Miles (000s)                                           25,243                  (18.4)%             30,935
Passenger Load Factor                                                      31.8 %                 (4.0)pts             35.8 %
Passengers carried                                                       93,780                  (21.4)%            119,299
Average Yield per Revenue Passenger Mile                                   39.7(cents)             2.3 %               38.8(cents)
Operating Cost per ASM                                                     25.3(cents)             6.3 %               23.8(cents)

Passenger Revenues

Passenger revenues decreased 16.5% to $10.0 million in the first quarter of 2003 from $12.0 million during the first quarter of 2002 due to a 18.4% decrease in passenger traffic partially offset by a 2.3% increase in yield. Available seat mile ("ASM") capacity declined 8.4% as a result of a discontinuance of service at Chicago O'Hare effective February 28, 2003 and a reduction of service in other markets to match declines in passenger traffic. The decrease in ASMs together with reduced passenger traffic arising from the depressed economic climate and war and terrorist concerns resulted in an 18.4% decrease in revenue passenger miles to 25.2 million in the first quarter of 2003 from 30.9 million during the same period of 2002.

Public Service Revenues

At March 31, 2003, the Company served 27 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Subsidies for the three-month periods ended March 31, 2003 and March 31, 2002 were $5.8 million and $7.2 million, respectively. During the first quarter of 2003, service to Chicago O'Hare was terminated, along with corresponding service to the subsidized communities of Manistee, Ironwood and Iron Mountain, Michigan and Oshkosh, Wisconsin.

Operating Expenses

Total operating expenses were $20.1 million, or 25.3 cents per ASM, in the first quarter of 2003 compared to $20.6 million, or 23.8 cents per ASM, in the first quarter of 2002. Salaries, wages, and benefits expense decreased 3.2% to $6.2 million in the first quarter of 2003 from $6.4 million during the first quarter of 2002 as a result of the 8.4% reduction in ASMs, salary cuts and reductions in staffing levels and hours worked largely as a result of termination of service to and from Chicago late in the quarter.

Aircraft fuel expenses increased 28.2% to $3.3 million, or 4.2 cents per ASM, in the first quarter of 2003 from $2.6 million, or 3.0 cents per ASM, in the first quarter of 2002. This increase is attributed to the Iraq war related

37.3% increase in the average price of fuel from $0.99 per gallon in the first quarter of 2002 to $1.36 per gallon in the first quarter of 2003 that was partially offset by an 8.4% reduction in available seat miles.

Aircraft maintenance, materials and component repair expense was 2.9 cents per ASM, or $2.3 million, during the first quarter of 2003 and 1.9 cents per ASM, or $1.7 million, during the first quarter of 2002. This increase was due to a concentration of planned engine overhaul and hot sections during the quarter.

Commissions decreased 80.2% to $64,000 in the first quarter of 2003 from $324,000 during the same period of 2002. On June 12, 2002 the Company followed a majority of the airline industry by discontinuing paying commissions to travel agents on tickets sold after that date.

Depreciation and amortization expense increased 15.2% to $2.0 million, or 2.6 cents per ASM, in the first quarter of 2003 from $1.8 million, or 2.0 cents per ASM, in the first quarter of 2002. This increase primarily resulted from the conversion of nine leased aircraft to purchased aircraft on December 31, 2002. Depreciation expense includes $227,000 on six surplus aircraft that will be returned to Raytheon during 2003 in accordance with the Company's 2002 restructuring agreement with Raytheon.

Aircraft rental expense declined $1.3 million from the first quarter of 2002 to the first quarter of 2003 due to the purchase of nine formerly leased Beechcraft 1900D aircraft and the return of one leased 1900C aircraft and one leased Embraer Brasilia aircraft during 2002. Aircraft rental expense includes $66,000 on one surplus aircraft that will be returned to Raytheon during 2003 in accordance with the Company's 2002 restructuring agreement with Raytheon.

Other rentals and landing fees decreased 19.8% to $1.5 million in the first quarter of 2003 from $1.9 million in the first quarter of 2002. This reduction was mainly due to reduced service, primarily the termination of service to the Chicago O'Hare hub and service to corresponding cities.

Interest Expense

On December 31, 2002, the Company finalized an agreement with Raytheon regarding lease and debt financing provided by Raytheon for the Company's Beechcraft 1900C and 1900D aircraft fleet. The restructuring has been accounted for by the Company in accordance with the provisions of Statement of Financial Accounting Standards No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"). Accordingly, the $22.3 million difference between the amount of the restructured debt, as recorded by the Company's books pursuant to SFAS 15, and the contractual principal amounts of the restructured debt (the "Restructuring Difference") is being amortized as a reduction to the Company's interest expense over a ten year period.

As the result of the accounting required by SFAS 15, the amortization of the Restructuring Difference reduced interest expense by $1.0 million in the first quarter of 2003. In addition, first quarter 2003 interest expense was reduced due to the reductions of outstanding contractual debt balances and contractual interest rates as part of the terms of the Company's 2002 restructuring agreement with Raytheon. First quarter 2003 interest expense was further reduced due to the April 2002 pay-off and termination of a line of credit with Coast Business Credit. Offsetting this, the first quarter 2003 interest expense includes interest related to the Company's 2002 conversion of nine Beechcraft 1900D aircraft leases to $22.5 million of notes payable and the Company's addition of $0.7 million of non-aircraft debt as the Company's settlement of past-due aircraft lease amounts owed to Finova Capital Corporation. Interest expense includes $302,000 related to the debt on six surplus aircraft that will be returned to Raytheon during 2003 in accordance with the Company's 2002 restructuring agreement with Raytheon.

Income Tax Expense (Benefit)

No income tax benefit was recorded for the quarter ended March 31, 2003 because the realization of any benefits remains substantially in doubt.

Liquidity and Capital Resources

Total cash at March 31, 2003 was $488,000. Net cash provided by operating activities was $1.1 million and consisted primarily of the net loss of $3.9 million for the first quarter of 2003, non-cash charges from depreciation of $2.0 million, reduction of accounts receivable of $1.6 million and increased payables of $1.0 million. These funds were used primarily to make the January 2003 payments to Raytheon required under the Company's 2002 Restructuring Agreement.

On December 31, 2002 and during the four months of 2003, the Company restructured its financing agreements with Raytheon and certain other institutions providing financing for the Company's aircraft. The effect of these restructurings was to reduce total obligations owing to these creditors as well as payments of principal and interest. The restructuring with Raytheon also provides for the return of seven surplus aircraft to Raytheon later in 2003. The debt and lease rental payments to be made under the restructuring agreements are closely aligned with previously forecasted cash flows, and any shortfall from forecasted cash flows may result in the Company's inability to make the scheduled payments.

As a result of declines in traffic and fare levels and higher fuel, insurance and other costs, the Company did not make its February, March and April payments under its restructuring agreement with Raytheon. In addition, the Company was not in compliance with certain financial covenants contained in that agreement. On April 14, 2003, Raytheon waived the Company's noncompliance until June 15, 2003.

At December 31, 2002 and March 31, 2003, the Company was in arrears on rental payments to Boeing Capital Corporation ("Boeing") for the lease of two Brasilia aircraft in the amounts of $3.4 million and $3.8 million, respectively. On April 12, 2003, the Company entered into a letter agreement with Boeing, effective December 31, 2002, to cancel the unpaid lease installments due as of December 31, 2002, to reduce the monthly rental payments beginning in January 2003 and continuing through the end of the lease term in 2013, to require the Company to fund major aircraft overhauls in advance and to give Boeing the right to terminate the leases at its option with six months notice. The Company will issue Boeing shares of the Company's preferred stock with a stated value of $3.7 million that will accrue dividends at the rate of 5% annually. Until January 1, 2007, dividends may be paid in kind. Assuming all of the dividends are paid in kind, the total stated value of the preferred stock on January 1, 2007 is expected to be $4.5 million. Thereafter, until mandatory retirement of the preferred stock on December 1, 2011, the 5% annual dividend, which is based upon the stated value of the preferred stock at January 1, 2007, is to be paid in cash. The preferred stock will include a provision for early retirement at a reduced amount under certain circumstances. The Company expects to enter into definitive agreements relating to the foregoing matters during the second quarter.

Great Lakes had three notes totaling $5.0 million payable to The CIT Group/Equipment Financing, Inc. ("CIT") with interest at 8.7% to 9.08% for financing of three Brasilia aircraft, of which $214,000 and $347,402 was in arrears at December 31, 2002 and March 31, 2003, respectively. In April 2003, the notes were combined and modified to provide for reduced monthly payments through March 2008 at an interest rate of LIBOR plus 275 basis points.

At March 31, 2003, the Company was in compliance with certain of its debt agreements and had obtained amendments or short-term waivers from its lenders with respect to any nonpayment of scheduled debt installments or noncompliance with financial covenants. However, the Company cannot determine with a high degree of confidence that it will be able to make the required payments, comply with its debt agreements in the future or obtain extensions to its existing waivers. Therefore, the amount of the Raytheon and CIT debt that by its terms would otherwise be due after one year is shown as a long-term obligation classified as current, and the Company continues to recognize ownership and lease costs on the aircraft scheduled for return in 2003. Ultimately, the Company must generate sufficient cash flow to meet its obligations, obtain additional outside financing or renegotiate its restructured agreements with its creditors.

The Company's auditors have included in their report dated March 17, 2003 on the Company's financial statements for the year ended December 31, 2002 an explanatory paragraph to the effect that substantial doubt exists regarding the Company's ability to continue as a going concern due to the Company's recurring losses from operations and the fact that it has liabilities in excess of assets at December 31, 2002.

Seasonally, revenues and cash flows usually increase during the second and third quarters of the year.

At March 31, 2003, the Company had recorded liabilities of $2.0 million relating to amounts owed to the Transportation Security Administration ("TSA") for providing security service at airports served by the Company and passenger service fees collected from passengers. The Emergency War Supplemental Appropriation Act of 2003 provides for aid payments to airlines in relation to amounts of such fees and charges remitted to the TSA. The regulations under which such funds will be disbursed to the airlines are currently being formulated by the TSA, and the amount of benefits that the Company may receive under this program has not been determined.

Subsequent Events

In accordance with its lease agreements, on April 28, 2003, the Company gave notice to Raytheon of its intent to return two Beechcraft Model 1900C aircraft effective June 30, 2003. The Company has been informed that the U.S. Postal Service will cease using aircraft to ship mail in the markets currently served by these aircraft. Mail revenues related to these aircraft during the first quarter of 2003 were approximately $610,000.

The Federal Aviation Administration is currently considering proposals to increase estimates of passenger and baggage weights for use in comparing total aircraft weight against aircraft limitations. Weight limitations normally impact operations when the aircraft are operating in hot weather or with full passenger loads. There may be modification of aircraft specifications to accommodate the new weight standards. Accordingly, the Company is unable to estimate the negative impact, if any, of the proposed increases in weight standards on passenger revenues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which is hereby incorporated by reference.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days of filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Treasurer, concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report were made known to them. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

             3.1   Amended and Restated Articles of Incorporation. (1)

             3.2   Amended and Restated Bylaws. (1)

             4.1   Specimen Common Stock Certificate. (1)

             10.1 Airport/Airport Facilities Lease Agreement, dated November 1, 1989, by and between Minneapolis-St. Paul Airport and the Company. (1)

             10.2  Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

          10.3   1993 Director Stock Option Plan. (1)

          10.4   Great Lakes Aviation, Ltd. Employee Stock Purchase Plan. (1)

          10.5 Restructuring Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company.
                 (2)

          10.6 Group A Return Conditions Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

          10.7 Form of Promissory Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

          10.8 Form of Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company.
                 (2)

          10.9 Form of First Amendment to Lease Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

          10.10 Deferral Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

          10.11 Senior Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

          10.12 Subordinated Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

          10.13 Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

          10.14 Fourth Amendment to Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

          10.15 Amended and Restated Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

          10.16  Form of Lockup Agreement, dated December 31, 2002. (2)

          10.17  Press Release, dated December 31, 2002. (2)

          10.18 Settlement Agreement and Covenant Not to Execute, dated August 1, 2002, by and between Finova Capital Corporation and the Company. (2)

          10.19 Deferral Agreement, dated November 1, 2002, by and between Finova Capital Corporation and the Company. (2)

          10.20 Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

         10.21 Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

         10.22 Letter Agreement, dated April 11, 2003, by and between Boeing Capital Corporation and the Company. (2)

         10.23 Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Airlines, Inc. and the Company. Filed herewith.

         10.24 Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Filed herewith.

         99.1   Chief Executive Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

         99.2   Chief Financial Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-71180.

     (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  b)     Reports on Form 8-K

         On January 8, 2003, the Company filed a Current Report on Form 8-K relating to its financial restructuring with Raytheon and the promotion of Charles R. Howell IV to Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                          GREAT LAKES AVIATION, LTD.


Dated: May 9, 2003                        By: /s/   Charles R. Howell IV
                                              ----------------------------------
                                               Charles R. Howell IV
                                               Chief Executive Officer


                                          By: /s/   Michael L. Tuinstra
                                              ----------------------------------
                                               Michael L. Tuinstra
                                               Treasurer

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

Dated: May 9, 2003                          By: /s/ Charles R. Howell IV
                                               ---------------------------------
                                                Charles R. Howell IV
                                                Chief Executive Officer

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

Dated: May 9, 2003           By:  /s/ Michael L. Tuinstra
                                 -----------------------------------------------
                                  Michael L. Tuinstra
                                  Treasurer
                                  (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.         Description
-----------         ------------------------------------------------------------
10.23               Code Share and Regulatory Cooperation and Marketing
                    Agreement, dated February 1, 2001, by and between United
                    Airlines, Inc. and the Company.

10.24               Code Share Agreement, dated May 3, 2001, by and between
                    Frontier Airlines, Inc. and the Company, as amended on February 8, 2002.

99.1                Chief Executive Officer Certification Pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

99.2                Chief Financial Officer Certification Pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.