Form 10-Q
period 2003-06-30
GREAT LAKES AVIATION LTD
filed 2003-08-13
CIK 914397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

As of June 30, 2003, there were 14,071,970 shares of Common Stock, par value $0.01 per share, issued and outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION .............................................3
           ITEM 1.   FINANCIAL STATEMENTS ....................................3
           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......10
           ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK ...................................20
           ITEM 4.   CONTROLS AND PROCEDURES ................................20

PART II.   OTHER INFORMATION ................................................20
           ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ........................20
           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .......................20

SIGNATURES ..................................................................23

                           Forward Looking Statements

In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. ("Great Lakes" or the "Company") notes that certain statements in this Form 10-Q and elsewhere are forward-looking and provide other than historical information. The Company's management may also make oral, forward-looking statements from time-to-time. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions and expectations for funding expenditures and operations in the future. The words, "believe," "plan," "continue," "hope," "estimate," "project," "intend," "expect" and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and no statements contained in this Form 10-Q and elsewhere should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements. As more fully described in this report, important factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1) the Company's dependence on its code share relationships with United Air Lines, Inc. ("United"), which is undergoing reorganization under the United States Bankruptcy Code, and Frontier Airlines, Inc. ("Frontier");

2) the outcome of United's bankruptcy proceedings and whether United elects to assume or reject its amended code share agreement with the Company;

3)   the Company's ability either to:

          (i) return to, and remain in, compliance with the Company's existing debt and lease obligations, including those debt and lease obligations that were restructured as of December 31, 2002, or

          (ii) re-negotiate the Company's debt and lease obligations to a level that the Company can service from its current and projected cash flow;

4)   the effect of general economic conditions on business and leisure travel;

5)   the incidence of domestic and international terrorism and military action;

6)   the level of passenger confidence in the safety of air travel;

7)   the volatility of fuel costs;

8)   the seasonality of passenger traffic;

9) the continued receipt of Essential Air Service subsidies at currently contemplated rates;

10)  the uncertainty concerning future insurance and security expenses; and

11) the possibility of increased competition from other air carriers, including United, and from ground transportation.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and the Company does not undertake to update any forward-looking statements except as required by law in the normal course of its public disclosure practices.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GREAT LAKES AVIATION, LTD.

                                 Balance sheets

                                                                    (unaudited)
                             Assets                                June 30, 2003   December 31, 2002
                                                                   -------------   -----------------
Current assets:
   Cash                                                            $  1,544,102      $    357,924
   Accounts receivable, net of allowance of $160,000 at
      June 30, 2003 and December 31, 2002                             6,512,969         8,802,045
   Inventories, net                                                   4,218,670         5,325,291
   Prepaid expenses and other current assets                            309,186           222,630
                                                                   ------------      ------------
         Total current assets                                        12,584,927        14,707,890
                                                                   ------------      ------------
Property and equipment:
   Flight equipment, including aircraft to be returned              148,150,009       147,839,945
   Other property and equipment                                       7,452,593         7,366,312
      Less accumulated depreciation and amortization                (38,822,130)      (34,852,955)
                                                                   ------------      ------------
         Total property and equipment                               116,780,472       120,353,302
                                                                   ------------      ------------
Other assets                                                          1,025,113         1,121,044
                                                                   ------------      ------------
                                                                   $130,390,512      $136,182,236
                                                                   ============      ============
                Liabilities and Stockholders' Deficit
Current liabilities:
   Note payable and current maturities of long-term debt           $ 13,368,097      $ 12,353,104
   Long-term debt classified as current                             118,051,057       119,858,463
   Accounts payable                                                  12,617,902        14,102,042
   Accrued liabilities and unearned revenue                          10,336,563         9,974,642
   Deferred lease payments                                            6,531,944         5,665,742
                                                                   ------------      ------------
         Total current liabilities                                  160,905,563       161,953,993
                                                                   ------------      ------------
Long-term debt, net of current maturities                               427,651           672,285
Deferred credits                                                        639,885           713,866
Stockholders' deficit:
   Common stock, $0.01 par value. Authorized 50,000,000 shares;
      issued and outstanding 14,071,970 and 14,052,166 shares at
      June 30, 2003 and December 31, 2002                               140,720           140,522
   Paid-in capital                                                   33,468,644        33,462,257
   Accumulated deficit                                              (65,191,951)      (60,760,687)
                                                                   ------------      ------------
         Total stockholders' deficit                                (31,582,587)      (27,157,908)
                                                                   ------------      ------------
                                                                   $130,390,512      $136,182,236
                                                                   ============      ============

                   See condensed notes to financial statements

                           GREAT LAKES AVIATION, LTD.
                            Statements of Operations
       For the Three and Six Months Ended June 30, 2003 and June 30, 2002
                                   (Unaudited)

                                                    For the Three Months         For the Six Months
                                                       Ended June 30               Ended June 30
                                                 -------------------------   -------------------------
                                                     2003          2002          2003          2002
                                                 -----------   -----------   -----------   -----------
Operating revenues:
   Passenger                                     $11,248,562   $13,534,655   $21,263,377   $25,525,841
   Public service                                  6,404,293     8,753,035    12,251,222    15,941,128
   Freight, charter, and other                       565,305       851,962     1,429,258     1,746,122
                                                 -----------   -----------   -----------   -----------
      Total operating revenues                    18,218,160    23,139,652    34,943,857    43,213,091
                                                 -----------   -----------   -----------   -----------
Operating expenses:
   Salaries, wages, and benefits                   5,364,409     6,106,754    11,558,069    12,504,988
   Aircraft fuel                                   2,721,007     2,996,573     6,013,867     5,565,758
   Aircraft maintenance, materials and repairs     1,936,995     3,015,257     4,257,335     4,665,407
   Commissions                                        68,870       295,505       132,353       619,888
   Depreciation and amortization                   2,026,055     1,760,525     4,059,678     3,526,349
   Aircraft rental                                   812,219     1,854,060     1,518,108     3,890,142
   Other rentals and landing fees                  1,119,897     1,680,337     2,631,039     3,564,012
   Other operating expense                         3,691,306     3,645,333     7,630,576     7,600,503
                                                 -----------   -----------   -----------   -----------
      Total operating expenses                    17,740,758    21,354,344    37,801,025    41,937,047
                                                 -----------   -----------   -----------   -----------
      Operating profit (loss)                        477,402     1,785,308    (2,857,168)    1,276,044
Other expense:
   Interest expense, net                             990,831     1,721,025     1,574,096     3,594,180
   Gain on insurance recovery                             --    (1,413,024)           --    (1,413,024)
                                                 -----------   -----------   -----------   -----------
      Profit (loss) before income taxes             (513,429)    1,477,307    (4,431,264)     (905,112)
Income tax expense                                        --            --            --            --
                                                 -----------   -----------   -----------   -----------
      Net profit (loss)                          $  (513,429)  $ 1,477,307   $(4,431,264)  $  (905,112)
                                                 ===========   ===========   ===========   ===========

Net profit (loss) per share:
   Basic and Diluted                             $     (0.04)  $      0.17   $     (0.32)  $     (0.10)
                                                 ===========   ===========   ===========   ===========
Average number of shares outstanding:
   Basic and Diluted                              14,052,166     8,680,186    14,052,166     8,680,186
                                                 ===========   ===========   ===========   ===========

                   See condensed notes to financial statements

                           GREAT LAKES AVIATION, LTD.
                             Statements of Cash Flow
                        For the Six Months Ended June 30
                                   (Unaudited)

                                                                          2003        2002 (1)
                                                                      -----------   -----------
OPERATING ACTIVITIES:
Net loss                                                              $(4,431,264)  $  (905,112)
Adjustments to reconcile net loss to net cash provided by
   operating activities
Depreciation, amortization and provision for obsolescence               4,059,678     3,526,349
Gain on insurance recovery                                                     --    (1,413,024)
Change in current operating items:
   (Increase)/decrease in accounts receivable                           2,289,076    (1,882,507)
   (Increase)/decrease in inventories                                   1,106,621     1,062,353
   (Increase)/decrease in prepaid expenses and other current assets       (86,556)      (42,425)
   Increase/(decrease) in accounts payable and accrued liabilities     (1,161,824)    3,243,409
   Increase/(decrease) in deferred lease payments                         866,202     3,842,194
                                                                      -----------   -----------
      Net cash provided by operating activities                         2,641,933     7,431,237
                                                                      -----------   -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of flight equipment and other property and equipment         (486,848)     (321,961)
   Decrease (increase) in other assets                                     95,931      (368,675)
   Proceeds from insurance recovery                                            --       973,316
                                                                      -----------   -----------
      Net cash flows provided (used) in investing activities             (390,917)      282,680
                                                                      -----------   -----------

CASH FLOW USED IN FINANCING ACTIVITIES
Repayment of Long term debt                                            (1,071,423)   (4,231,363)
Payments on line of credit                                                     --    (4,609,808)
Proceeds from sale of common stock                                          6,585            --
                                                                      -----------   -----------
   Net cash used in financing activities                               (1,064,838)   (8,841,171)
                                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                      1,186,178    (1,127,254)

Cash and Cash Equivalents, beginning of period                            357,924     1,514,565
                                                                      -----------   -----------

Cash and Cash Equivalents, end of period                              $ 1,544,102   $   387,311
                                                                      -----------   -----------

(1) Amounts include the one-time effect of recording an insured loss of one owned and one leased Beechcraft 1900D aircraft, plus various aircraft inventory parts, in a hangar fire on May 14, 2002.

     The net book values of the Company's inventory and flight equipment lost in the hanger fire were $794,000 and $3.8 million respectively. As of the date of the fire, the Company had an outstanding debt obligation for the owned aircraft in the amount of $3.2 million. Upon receipt of insurance proceeds, the Company incurred a liability to Raytheon Aircraft Credit Corporation ("Raytheon") for the stipulated loss value of the leased aircraft. Insurance proceeds on the assets totaled $10.0 million of which $7.7 million was paid to Raytheon in satisfaction of (i) the outstanding debt obligation, plus accrued interest, for the owned aircraft, (ii) the stipulated loss value of the leased aircraft, and (iii) deferred lease payments on the leased aircraft. A net gain on insurance recovery of $1.4 million was recognized representing the excess of the total insurance over the sum of the net book value of the Company's assets that were destroyed plus the outstanding liabilities on the leased aircraft.

     At June 30, 2002, accounts receivable included a balance of $5.3 million to be received from insurance companies, and accounts payable included a liability to Raytheon in the amount of $4.6 million for outstanding obligations related to the destroyed aircraft.

                  See condensed notes to financial statements.

                           GREAT LAKES AVIATION, LTD.
                  CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS

General

The financial statements included herein have been prepared by Great Lakes Aviation, Ltd. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company's business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 2002 and the notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The Company

The Company operates as an independent airline and as a code-sharing partner with United Air Lines, Inc. ("United") and Frontier Airlines, Inc. ("Frontier"). At August 1, 2003, the Company served 37 destinations in 11 states to and from Denver and two destinations in two states to and from Phoenix as a code-sharing partner with both United and Frontier. The Company also served four destinations in two states to and from Minneapolis.

Current Year Developments

On February 28, 2003, the Company discontinued all operations at its Chicago O'Hare hub along with corresponding service to the subsidized communities of Manistee, Ironwood and Iron Mountain, Michigan and Oshkosh, Wisconsin after the United States Department of Transportation ("DOT") elected to select a carrier to provide EAS to a different hub for all points except Oshkosh. At Oshkosh the community's eligibility for subsidy was terminated.

In April 2003, the Company began negotiations with United to modify and extend the existing code share agreement beyond its current expiration date of April 30, 2004. During the negotiation process, United filed a preemptive motion in the bankruptcy court to reject the code share agreement. On July 11, 2003 the Company and United signed a Memorandum of Understanding ("MOU") outlining the terms of the proposed amendment to the code share agreement. On July 18, 2003, United withdrew its bankruptcy court motion to reject the code share agreement. Also effective on that date, the Company and United amended their code share agreement, formalizing the terms under which the two companies will operate in the future.

Pursuant to the amendment to the code share agreement, the Company granted United rights to enter five Denver hub markets for which the Company previously had exclusivity rights. In exchange for releasing exclusivity with respect to those markets, previous restrictions placed on the Company regarding code sharing and frequent flier program participation at the Denver hub with other major carriers was removed. The Company and United also agreed on a payment structure for amounts the Company owes United.

Subject to the Company's compliance with the code share agreement, as amended, as of December 31, 2005, United has agreed to extend the term of the code share agreement through April 30, 2007. United may elect to assume or reject the amended code share agreement in connection with its ongoing bankruptcy proceedings.

Liquidity

Due to significant losses in 2001 and 2002, at December 31, 2002, the Company had exhausted its outside sources of working capital and funds and was in arrears in payments to all the institutions providing leases or debt financing for the Company's aircraft. On December 31, 2002 and during the first four months of 2003, the Company restructured its financing agreements with Raytheon Aircraft Credit Corporation ("Raytheon") and certain other institutions providing financing for the Company's aircraft. The effect of these restructurings was to reduce the Company's total debt and lease obligations owing to these creditors and to reduce the amount of the Company's scheduled monthly debt and lease payments. The restructuring with Raytheon also provided for the return of seven surplus aircraft not used in current operations to Raytheon during the course of 2003.

During 2003, the Company, due to the effects of reduced traffic and correspondingly reduced revenue during the Iraq War, has been unable to generate sufficient cash flow to service the Company's restructured debt and lease payment obligations as required by the Raytheon and other restructuring agreements. As of June 30, 2003 the Company was approximately $4.9 million or 75% in arrears in respect of such rescheduled payments for the six months ending June 30, 2003 and in default on substantially all of the Company's agreements with the institutions providing financing for the Company's aircraft.

There are significant uncertainties regarding the Company's ability to achieve the necessary cash flow to meet the payments required under the Raytheon and other restructuring agreements due to a variety of factors beyond the Company's control, including the outcome of United's reorganization in bankruptcy, the evolution of United's continuing code share relationship with the Company; reduced passenger demand as a result of general economic conditions, public health concerns, security concerns and foreign conflicts; volatility of fuel prices; and the amount of Essential Air Service funding and financial support available from the U.S. government.

Ultimately, the Company must generate sufficient revenue and cash flow to meet the Company's obligations as currently structured, obtain additional outside financing or renegotiate the Company's restructured agreements with its creditors in order to set a level of payments that can be reasonably serviced with the cash flows generated by the Company under current market conditions. The Company is engaged in on-going negotiations with Raytheon and its other creditors with respect to its default under the terms of its debt and lease agreements with these institutions.

The Company's auditors have included in their report dated March 17, 2003 on the Company's financial statements for the year ended December 31, 2002 an explanatory paragraph to the effect that substantial doubt exists regarding the Company's ability to continue as a going concern due to the Company's recurring losses from operations and the fact that the Company has liabilities in excess of assets at December 31, 2002.

Stock Option Plans

The Company has adopted the Great Lakes Aviation, Ltd. Option Plan and the 1993 Director Stock Option Plan (the "Plans"). The Plans permit the grant of qualified incentive stock options or nonqualified stock options covering in the aggregate 1,300,000 shares of the Company's common stock to be granted to key employees, officers and directors of the Company. The Company has elected the pro forma disclosure option of SFAS 123. The Company will continue applying the accounting treatment prescribed by the provisions of APB 25. Pro forma net profit (loss) and pro forma net profit (loss) per share have been provided as if SFAS 123 were adopted for all stock-based compensation plans.

The Company applies APB 25 and related interpretations in accounting for the Plans, both of which are fixed stock option plans. Accordingly, no compensation cost has been recognized for the Plans, as exercise prices are at least equal to the fair market value of the Company's common stock on the date of grant. The pro forma information in the following table shows the effect of determining the compensation expense for the Company's Plans in accordance with SFAS 123:

-----------------------------------------------------------------------------------------------
                                                    Three months               Six months
                                                     To June 30                To June 30
                                               ----------------------   -----------------------
                                                  2003        2002          2003         2002
                                               ---------   ----------   -----------   ---------
Net profit (loss) as reported                  $(513,429)  $1,477,307   $(4,431,264)  $(905,112)
Pro forma net profit (loss)                    $(541,970)  $1,452,139   $(4,488,346)  $(954,889)
Basic and diluted profit (loss)
per share as reported                          $   (0.04)  $     0.17   $     (0.32)  $   (0.10)
Pro forma basic and diluted
profit (loss) per share                        $   (0.04)  $     0.17   $     (0.32)  $   (0.10)
-----------------------------------------------------------------------------------------------

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." These disclosure requirements are effective for financial statements issued after December 15, 2002. Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted Interpretation No. 45 in 2003 and it did not have a material impact on the Company's financial condition or results of operations.

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

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of Statement No. 150 will have a material impact on its financial condition or results of operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

The following table sets forth certain financial information regarding the
Company:

                          Statements of Operations Data

                                                        For the Three Months Ended June 30
                                              -------------------------------------------------------
                                                             2003                           2002
                                              -----------------------------------   -----------------
                                                          Cents        % Increase               Cents
                                               Amount      Per         (decrease)    Amount      Per
                                              (in 000s)    ASM         from 2002    (in 000s)    ASM
                                              ---------   -----        ----------   ---------   -----
Operating Revenues
   Passenger                                   $11,249    14.0(cent)     (16.9)%     $13,535    15.3(cent)
   Public Service                                6,404     8.0           (26.8)        8,753     9.9
   Freight, charter, and other                     565     0.7           (33.7)          852     1.0
                                               -------    ----          ------       -------    ----
Total Operating Revenues                        18,218    22.7           (21.3)       23,140    26.1

Operating Expenses
Salaries, wages and benefits                     5,364     6.7           (12.2)        6,107     6.9
Aircraft fuel                                    2,721     3.4            (9.2)        2,997     3.4
Aircraft maintenance, materials and repairs      1,937     2.4           (35.8)        3,015     3.4
Commissions                                         69     0.1           (76.7)          296     0.3
Depreciation and amortization                    2,026     2.5            15.0         1,761     2.0
Aircraft rental                                    812     1.0           (56.2)        1,854     2.1
Other rentals and landing fees                   1,120     1.4           (33.3)        1,680     1.9
Other operating expense                          3,691     4.6             1.3         3,645     4.1
                                               -------    ----          ------       -------    ----
   Total Operating Expenses                     17,740    22.1           (16.9)       21,355    24.1
                                               -------    ----          ------       -------    ----
Operating Profit                                   478     0.6           (73.2)        1,785     2.0
                                               -------    ----          ------       -------    ----
Interest expense                                   991     1.2           (42.4)        1,721     1.9
Gain on insurance recovery                          --      --          (100.0)        1,413     1.6
                                               -------    ----          ------       -------    ----
Net Profit (loss)                              $  (513)   (0.6)(cent)   (134.7)%     $ 1,477     1.7(cent)
                                               =======    ====          ======       =======    ====

                                                          Increase (Decrease)
                                             2003              from 2002          2002
                                           -------        -------------------   -------
Selected Operating Data

Available Seat Miles (000s)                 80,117              (9.6)%           88,665
Revenue Passenger Miles (000s)              29,906             (13.9)%           34,722
Passenger Load Factor                         37.3%             (1.9)pts           39.2%
Passengers Carried                         108,066             (16.7)%          129,785
Average Yield per Revenue Passenger Mile      37.6(cent)        (3.5)%             39.0(cent)
Cost per ASM                                  22.1(cent)        (8.1)%             24.1(cent)

Passenger Revenues

Passenger revenues decreased by $2.3 million, or 16.9%, to $11.2 million in the second quarter of 2003 from $13.5 million in the second quarter of 2002. This decrease was due to a 4.8 million, or 13.9%, decrease in revenue passenger miles to 29.9 million in the second quarter of 2003 from 34.7 million in the second quarter of 2002 and a 1.4 cent, or 3.5%, decrease in the average yield per revenue passenger mile to 37.6 cents in the second quarter of 2003 from 39.0 cents in the second quarter of 2002. The depressed economic climate together with war and terrorist concerns led to a substantial reduction in passenger traffic and a weak pricing environment. The Company responded to this reduced passenger demand by reducing its available seat mile (ASM) capacity by 8,548,000 ASMs, or 9.6%, to 80,117,000 ASMs in the second quarter of 2003 from 88,665,000 ASMs in the second quarter of 2002 through the closure of its Chicago O'Hare hub operations and a reduction of service in other markets. However, despite this reduction in capacity the Company's passenger load factor fell by 1.9 points to 37.3% in the second quarter of 2003 from 39.2% in the second quarter of 2002.

Public Service Revenues

Public service revenues decreased by $2.4 million, or 26.8%, to $6.4 million in the second quarter of 2003 from $8.8 million in the second quarter of 2002. The Company reduced the number of communities it served on a subsidized basis by four from 32 to 28, a 12.5% decrease, with the closure of the Company's Manistee, Ironwood and Iron Mountain, Michigan and Oshkosh, Wisconsin markets during the first quarter of 2003. Additional revenue adjustments arising from changes in estimates relating to prior periods fell by $0.3 million to $0.4 million in the second quarter of 2003 as compared to $0.7 million in the second quarter of 2002.

Operating Expenses

Total operating expenses decreased by $3.7 million, or 16.9%, to $17.7 million, or 22.1 cents per ASM, in the second quarter of 2003 as compared to $21.4 million, or 24.1 cents per ASM, in the second quarter of 2002.

Salaries, wages, and benefits expense decreased by $0.7 million, or 12.2%, to $5.4 million in the second quarter of 2003 from $6.1 million during the second quarter of 2002 as a result of reductions in operations, staffing levels, hours worked and salary cuts.

Aircraft fuel expenses decreased by $0.3 million, or 9.2%, to $2.7 million, or
3.4 cents per ASM, in the second quarter of 2003 from $3.0 million, or 3.4 cents per ASM, in the second quarter of 2002. The decrease is attributable to a reduction in flying operations, as the cost of aircraft fuel per ASM remained unchanged between the periods.

Aircraft maintenance, materials and repair expense decreased by $1.1 million, or 35.8%, to $1.9 million, or 2.4 cents per ASM, during the second quarter of 2003 as compared to $3.0 million, or 3.4 cents per ASM, during the second quarter of 2002. This decrease was due to fewer scheduled engine overhauls and hot section events in the second quarter of 2003 as compared to the second quarter of 2002.

Commissions decreased by $0.2 million, or 76.7%, to $0.1 million in the second quarter of 2003 from $0.3 million during the same period of 2002. The decrease was due to the fact that in June 2002 the Company followed a majority of the airline industry by discontinuing paying commissions to travel agents on tickets sold after that date.

Depreciation and amortization expense increased by $0.2 million, or 15.0%, to $2.0 million, or 2.5 cents per ASM, in the second quarter of 2003 from $1.8 million, or 2.0 cents per ASM, in the second quarter of 2002. This increase resulted from the purchase of nine formerly leased aircraft on December 31, 2002 as part of the Company's 2002 restructuring agreement with Raytheon. The depreciation expense for the three months ended June 30, 2003 includes $0.2 million in respect of six surplus aircraft that are not used in current operations and that will be returned to Raytheon during the course of 2003 in accordance with the Company's 2002 restructuring agreement with Raytheon.

Aircraft rental expense declined by $1.1 million, or 56.2%, to $0.8 million in the second quarter of 2003 from $1.9 million in the second quarter of 2002. The decline in aircraft rental expense was due primarily to the purchase of nine formerly leased aircraft on December 31, 2002 as part of the Company's 2002 restructuring agreement with Raytheon and the return of one leased Beechcraft 1900C aircraft during 2002. Aircraft rental expense includes $0.2 million of lease expense on one surplus aircraft that is not used in current operations and that will be returned to Raytheon during the course of 2003 in accordance with the Company's 2002 restructuring agreement with Raytheon.

Other rentals and landing fees decreased by $0.6 million, or 33.3%, to $1.1 million in the second quarter of 2003 from $1.7 million in the second quarter of 2002. This reduction resulted from the Company's termination of business activities at the Chicago O'Hare hub and the Manistee, Ironwood and Iron Mountain, Michigan and Oshkosh, Wisconsin markets.

Other operating expenses increased by $0.1 million, or 1.3%, to $3.7 million in the second quarter of 2003 from $3.6 million in the second quarter of 2002. The increase in other operating expenses was primarily due to continuing consulting and professional fees incurred by the Company in connection with various financial restructurings undertaken by the Company during 2002 and the first quarter of 2003.

Interest Expense

Interest expense declined by $0.7 million, or 42.4%, to $1.0 million in the second quarter of 2003 from $1.7 million in the second quarter of 2002.

On December 31, 2002, the Company finalized an agreement with Raytheon regarding lease and debt financing provided by Raytheon for the Company's Beechcraft 1900C and 1900D aircraft fleet. The restructuring has been accounted for by the Company in accordance with the provisions of Statement of Financial Accounting Standards No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"). Accordingly, the $22.3 million difference between the amount of the restructured debt as recorded by the Company's books pursuant to SFAS 15 and the contractual principal amounts of the restructured debt is being amortized as a reduction to the Company's interest expense over a ten-year period.

The amortization of the $22.3 million difference required by SFAS 15 reduced interest expense by $1.0 million in the second quarter of 2003 as compared to the second quarter of 2002. Interest expense for the second quarter of 2003 was further reduced by $0.2 million due to the reduction of outstanding contractual debt balances and contractual interest rates as part of the terms of the Company's 2002 restructuring agreement with Raytheon.

Offsetting the above decreases in interest expense, interest expense for the second quarter of 2003 was increased by $0.3 million as compared to the second quarter of 2002 as a result of the Company's purchase of nine formerly leased aircraft. The purchase of the nine aircraft was financed by the issuance of $22.5 million of new notes payable as part of the Company's 2002 restructuring agreement with Raytheon. Interest expense for the second quarter of 2003 was further increased by $0.2 million as compared to the second quarter of 2002 due to increased penalty interest charges accrued by the Company as a result of the Company's failure to meet its scheduled debt and lease payment obligations.

Interest expense for the second quarter of 2003 includes $0.3 million related to the debt on six surplus aircraft that are not used in current operations and that will be returned to Raytheon during the course of 2003 in accordance with the Company's 2002 restructuring agreement with Raytheon.

Gain on Insurance Recovery

In May 2002, one owned Beechcraft 1900D and one leased Beechcraft 1900D, along with certain aircraft inventory parts, were destroyed in a fire in a Company maintenance hanger located in Grand Island, Nebraska. The hanger facility, owned by Hall County Airport Authority, was undergoing door modification at the time of the fire. A gain on insurance recovery of $1.4 million was recognized in the second quarter of 2002 representing the excess of the total insurance over the net book value of the Company's assets that were destroyed and the liability incurred on the leased aircraft.

Income Tax Expense (Benefit)

No income tax benefit was recorded for the quarters ended June 30, 2003 and 2002 because the realization of any benefits remains substantially in doubt.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

The following table sets forth certain financial information regaring the
Company:

                          Statements of Operations Data

                                                          For the Six Months Ended June 30
                                              -------------------------------------------------------
                                                             2003                          2002
                                              -----------------------------------   -----------------
                                                          Cents        % Increase               Cents
                                               Amount      Per         (decrease)    Amount      Per
                                              (in 000s)    ASM         from 2002    (in 000s)    ASM
                                              ---------   -----        ----------   ---------   -----
Operating Revenues
   Passenger                                   $21,263    13.3(cent)    (16.7)%      $25,526    14.6(cent)
   Public Service                               12,251     7.7          (23.1)        15,941     9.1
   Freight, charter, and other                   1,430     0.9          (18.1)         1,746     1.0
                                               -------    ----         ------        -------    ----
Total Operating Revenues                        34,944    21.9          (19.1)        43,213    24.7
Operating Expenses
Salaries, wages and benefits                    11,558     7.3           (7.6)        12,505     7.1
Aircraft fuel                                    6,014     3.8            8.0          5,566     3.2
Aircraft maintenance, materials and repairs      4,257     2.7           (8.7)         4,665     2.7
Commissions                                        132     0.1          (78.7)           620     0.4
Depreciation and amortization                    4,060     2.5           15.1          3,526     2.0
Aircraft rental                                  1,518     1.0          (61.0)         3,890     2.2
Other rentals and landing fees                   2,631     1.7          (26.2)         3,564     2.0
Other operating expense                          7,631     4.8            0.4          7,601     4.3
                                               -------    ----         ------        -------    ----
   Total Operating Expenses                     37,801    23.7           (9.9)        41,937    23.9
                                               -------    ----         ------        -------    ----
Operating Profit (loss)                         (2,857)   (1.8)        (323.9)         1,276     0.7
                                               -------    ----         ------        -------    ----

Interest expense                                 1,574     1.0          (56.2)         3,594     2.1
Gain on insurance recovery                          --      --         (100.0)         1,413     0.8
                                               -------    ----         ------        -------    ----
Net loss                                       $(4,431)   (2.8)(cent)   389.6%       $  (905)   (0.5)(cent)
                                               =======    ====         ======        =======    ====

Selected Operating Data

                                                          Increase (Decrease)
                                             2003             from 2002           2002
                                           -------        -------------------   -------
Available Seat Miles (000s)                159,377              (9.0)%          175,181
Revenue Passenger Miles (000s)              55,149             (16.0)%           65,657
Passenger Load Factor                         34.6%            (2.9)pts            37.5%
Passengers Carried                         201,846             (19.0)%          249,084
Average Yield per Revenue Passenger Mile      38.6(cent)        (0.8)%             38.9(cent)
Cost per ASM                                  23.7(cent)        (0.9)%             23.9(cent)

Passenger Revenues

Passenger revenues decreased by $4.2 million, or 16.7%, to $21.3 million in the first half of 2003 from $25.5 million in the first half of 2002. This decrease was due to a 10.6 million, or 16.0%, decrease in revenue passenger miles to 55.1 million in the first half of 2003 from 65.7 million in the first half of 2002 and a 0.3 cent, or 0.8%, decrease in the average yield per revenue passenger mile to 38.6 cents in the first half of 2003 from 38.9 cents in the first half of 2002. The depressed economic climate together with war and terrorist concerns led to a substantial reduction in passenger traffic and a weak pricing environment. The Company responded to this reduced passenger demand by reducing its available seat mile (ASM) capacity by 15,804,000 ASMs, or 9.0%, to 159,377,000 ASMs in the first half of 2003 from 175,181,000 ASMs in the first half of 2002 through the closure of its Chicago O'Hare hub operations and a reduction of service in other markets. However, despite this reduction in capacity the Company's passenger load factor fell by 2.9 points to 34.6% in the first half of 2003 from 37.5% in the first half of 2002.

Public Service Revenues

Public service revenues decreased by $3.6 million, or 23.1%, to $12.3 million in the first half of 2003 from $15.9 million in the first half of 2002. The Company reduced the number of communities it served on a subsidized basis by four from 32 to 28, or a 12.5% decrease, with the closure of the Company's Manistee, Ironwood and Iron Mountain, Michigan and Oshkosh, Wisconsin markets during the first quarter of 2003.

Operating Expenses

Total operating expenses decreased by $4.1 million, or 9.9%, to $37.8 million, or 23.7 cents per ASM, in the first half of 2003 as compared to $41.9 million, or 23.9 cents per ASM, in the first half of 2002.

Salaries, wages, and benefits expense decreased by $0.9 million, or 7.6%, to $11.6 million in the first half of 2003 from $12.5 million during the first half of 2002 as a result of reductions in operations, staffing levels, hours worked and salary cuts.

Aircraft fuel expenses increased by $0.4 million, or 8.0%, to $6 million, or 3.8 cents per ASM, in the first half of 2003 from $5.6 million, or 3.2 cents per ASM, in the first half of 2002. The increase was the result of a 37.3% increase in fuel prices attributed to the impact of the Iraq war that took place in the first quarter of 2003 when fuel prices reached $1.36 per gallon as compared to the $0.99 per gallon that prevailed in the first quarter of 2002. The adverse impact of the sharp increase in fuel prices during the first quarter of 2003 was partially offset by the Company's reduced level of flying operations in the first half of 2003 as compared with the first half of 2002. The reduced level of flying operations, due primarily to the closure of the Company's Chicago O'Hare hub operations and the reduction of service in other markets, resulted in a decrease in the number of ASMs by 15,804,000 or 9.0%, to 159,377,000 ASMs in the first half of 2003 from 175,181,000 ASMs in the first half of 2002.

Aircraft maintenance, materials and repair expense decreased by $0.4 million, or 8.7%, to $4.3 million, or 2.7 cents per ASM, during the first half of 2003 as compared to $4.7 million or, 2.7 cents per ASM, during the first half of 2002. The cost of aircraft maintenance, materials and repair per ASM was unchanged between the first half of 2003 and the first half of 2002. The decrease in the aircraft maintenance, materials and repair expense was due primarily to the reduced level of flying operations in the first half of 2003 as compared with the first half of 2002 as described in the previous paragraph.

Commissions decreased by $0.5 million, or 78.7%, to $0.1 million in the first half of 2003 from $0.6 million during the first half of 2002. The decrease was due to the fact that in June 2002 the Company followed a majority of the airline industry by discontinuing paying commissions to travel agents on tickets sold after June 2002.

Depreciation and amortization expense increased by $0.6 million, or 15.1%, to $4.1 million, or 2.5 cents per ASM, in the first half of 2003 from $3.5 million, or 2.0 cents per ASM, in the first half of 2002. This increase resulted from the purchase of nine formerly leased aircraft on December 31, 2002 as part of the Company's 2002 restructuring agreement with Raytheon. The depreciation expense for the six months ended June 30, 2003 includes $0.5 million in respect of six surplus aircraft that are not used in current operations and that will be returned to Raytheon during the course of 2003 in accordance with the Company's 2002 restructuring agreement with Raytheon.

Aircraft rental expense declined by $2.4 million, or 61.5%, to $1.5 million in the first half of 2003 from $3.9 million in the first half of 2002. The decline in aircraft rental expense was due primarily to the purchase of nine formerly leased aircraft on December 31, 2002 as part of the Company's 2002 restructuring agreement with Raytheon and the return of one leased Beechcraft 1900C aircraft during 2002. Aircraft rental expense includes $0.3 million of lease expense on one surplus aircraft that is not used in current operations and that will be returned to Raytheon during the course of 2003 in accordance with the Company's 2002 restructuring agreement with Raytheon.

Other rentals and landing fees decreased by $1.0 million, or 26.2%, to $2.6 million in the first half of 2003 from $3.6 million in the first half of 2002. The reduction resulted from the Company's termination of business activities in the Chicago O'Hare hub and the Manistee, Ironwood and Iron Mountain, Michigan and Oshkosh, Wisconsin markets.

Other operating expenses were broadly unchanged at $7.6 million for both the first half of 2003 and the first half of 2002. This constant level of other operating expenses reflects the fact that the majority of the Company's other operating expenses are fixed overhead costs and are not directly affected by the level of the Company's flying operations.

Interest Expense

Interest expense declined by $2.0 million, or 56.2%, to $1.6 million in the first half of 2003 from $3.6 million in the second quarter of 2002.

On December 31, 2002, the Company finalized an agreement with Raytheon regarding lease and debt financing provided by Raytheon for the Company's Beechcraft 1900C and 1900D aircraft fleet. The restructuring has been accounted for by the Company in accordance with the provisions of SFAS 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the $22.3 million difference between the amount of the restructured debt as recorded by the Company's books pursuant to SFAS 15, and the contractual principal amounts of the restructured debt is being amortized as a reduction to the Company's interest expense over a ten-year period.

The amortization of the $22.3 million difference required by SFAS 15 reduced interest expense by $2.1 million in the first half of 2003 as compared to the first half of 2002. Interest expense for the first half of 2003 was further reduced by $0.5 million compared to the first half of 2002 due to the reductions of outstanding contractual debt balances and contractual interest rates as part of the terms of the Company's 2002 restructuring agreement with Raytheon and the Company's repayment in April 2002 of a line of credit with Coast Business Credit.

Offsetting the above decreases in interest expense, interest expense for the first half of 2003 increased by $0.6 million over the second half of 2002 as a result of the Company's purchase of nine formerly leased aircraft. The purchase of the nine aircraft was financed by the issuance of $22.5 million of new notes payable in accordance with the Company's 2002 restructuring agreement with Raytheon.

Interest expense for the first half of 2003 includes $0.6 million related to the debt on six surplus aircraft that are not used in current operations and that will be returned to Raytheon during 2003 in accordance with the Company's 2002 restructuring agreement with Raytheon.

Gain on Insurance Recovery

In May 2002, one owned Beechcraft 1900D and one leased Beechcraft 1900D, along with certain aircraft inventory parts, were destroyed in a fire in a Company maintenance hanger located in Grand Island, Nebraska. The hanger facility, owned by Hall County Airport Authority, was undergoing door modification at the time of the fire. A gain on insurance recovery of $1.4 million was recognized in the second half of 2002 representing the excess of the total insurance over the net book value of the Company's assets that were destroyed and the liability incurred on the leased aircraft.

Income Tax Expense (Benefit)

No income tax benefit was recorded for the six months ended June 30, 2003 and 2002 because the realization of any benefits remains substantially in doubt.

Liquidity and Capital Resources

Total cash at June 30, 2003 was $1.5 million as compared to $0.4 million at June 30, 2002, an increase of $1.1 million, or 275%.

Net cash provided by operating activities decreased by $4.8 million, or 65%, to $2.6 million in the first half of 2003 as compared to $7.4 million in the first half of 2002. $1.6 million of the decease resulted from the increase in the Company's net loss, after adjusting for depreciation and the $1.4 million 2002 gain on insurance recovery, to a $0.4 million loss for the first half of 2003 compared to a $1.2 million profit in the first half of 2002. The remaining $3.2 million of the decrease in net cash provided by operating activities resulted from a decrease in the funds provided from changes in working capital to $3.0 million in the first half of 2003 as compared to $6.2 million in the first half of 2002.

Net cash from investing activities fell by $0.7 million, or 233%, to $0.4 million used in investment activities in the first half of 2003 from $0.3 million provided by investment activities in the first half of 2002. This decrease in net cash from investing activities resulted from the inclusion in the first half of 2002 of the $1.0 million proceeds from the hanger fire insurance recovery, which was offset by $0.4 million of additional investment in other assets, neither of which was repeated in the first half of 2003.

Net cash used in financing activities decreased by $7.7 million, or 88%, to $1.1 million in the first half of 2003 as compared to $8.8 million dollars in the first half of 2002. The decrease was due primarily to decreased repayment of long-term debt and the repayment of certain lines of credit during 2002.

On December 31, 2002 and during the first four months of 2003, the Company restructured its debt and lease financing agreements with Raytheon and certain other institutions providing financing for the Company's aircraft. The effect of these restructurings was to reduce the Company's total debt and lease obligations owing to these creditors and to reduce the amount of the Company's scheduled monthly debt and lease payments. The restructuring agreement with Raytheon also provided for the return of seven surplus aircraft to Raytheon during 2003. The debt and lease rental payments that were to be made under the restructuring agreements were closely aligned with previously expected cash flows, and any shortfall from expected cash flows would inevitably result in the Company's inability to make the scheduled payments.

As a result of declines in traffic and fare levels, together with higher fuel costs, insurance and other costs, the Company has been unable to generate sufficient cash flow during the first half of 2003 to service the rescheduled debt and lease payments required by the Company's restructuring agreements with Raytheon and other creditors. As of June 30, 2003 the Company was approximately $4.9 million or 75% in arrears in respect of scheduled debt and lease payments for the six months ending June 30, 2003 and in default on substantially all of the Company's agreements with the institutions providing financing for the Company's aircraft.

The Company was unable to meet its February, March and April debt and lease payment obligations under the terms of the Raytheon restructuring agreement and was only able to make substantially reduced payments in May and June. In addition, the Company is not in compliance with certain financial covenants required by the Raytheon restructuring agreement. On April 14, 2003, the Company obtained a temporary waiver from Raytheon for such incidents of non-compliance. This waiver, as extended by Raytheon, expired by its own terms on July 31, 2003.

The Company made substantially reduced monthly lease payments to Boeing Capital Corporation ("Boeing") during the first half of 2003. In addition, the Company has accrued $0.4 million of penalty interest on outstanding lease payments due to Boeing. A letter of intent, executed by and between the Company and Boeing on April 12, 2003, contemplated a possible restructuring of the Company's aircraft lease obligations. The letter of intent, as extended, expired by its own terms on April 30, 2003.

The Company made substantially reduced debt payments to The CIT Group/Equipment Financing, Inc. ("CIT") in May and June 2003 and received a formal Notice of Default from CIT on July 2, 2003.

During the first half of 2003, the Company made substantially reduced payments in respect of its aircraft lease obligations to FINOVA Capital Corporation ("FINOVA"). The Company is current on its debt payment obligations to FINOVA.

The Company cannot determine with a high degree of confidence that it will be able to make required payments under the Company's existing debt and lease obligations, or to comply with the Company's debt and lease agreements in the future. Therefore, the amount of the Raytheon and CIT debt that, pursuant to the terms of the respective debt instruments, would otherwise be due after one year, has been reclassified from a long-term liability to a current liability on the Company's balance sheet. The Company continues to recognize the periodic ownership and lease costs on the seven aircraft scheduled to be returned to Raytheon during 2003.

The Company is engaged in on-going negotiations with Raytheon, Boeing, CIT and FINOVA with respect to its default under the terms of its debt and lease agreements with these institutions.

Ultimately, the Company must generate sufficient revenue and cash flow to meet the Company's obligations as currently structured, obtain additional outside financing or renegotiate the Company's restructuring agreements with its creditors in order to set a level of payments that can be reasonably serviced with the cash flows generated by the Company under current market conditions.

The Company's auditors have included in their report dated March 17, 2003 on the Company's financial statements for the year ended December 31, 2002 an explanatory paragraph to the effect that substantial doubt exists regarding the Company's ability to continue as a going concern due to the Company's recurring losses from operations and the fact that the Company has liabilities in excess of assets at December 31, 2002.

At June 30, 2003, the Company had recorded liabilities of $2.5 million relating to amounts owed to the Transportation Security Administration ("TSA") for providing security service at airports served by the Company and passenger service fees collected from passengers. The Emergency War Supplemental Appropriation Act of 2003 provides for aid payments to airlines in relation to amounts of such fees and charges remitted to the TSA. The regulations under which such funds will be disbursed to the airlines are currently being formulated by the TSA, and the amount of benefits that the Company may receive under this program has not been determined.

Subsequent Events

On July 17, 2003 the first of seven surplus aircraft scheduled for return to Raytheon during 2003 under the terms of the 2002 Raytheon restructuring agreement was returned to Raytheon.

In April 2003, the Company began negotiations with United to modify and extend the existing code share agreement beyond its current expiration date of April 30, 2004. During the negotiation process, United filed a preemptive motion in the bankruptcy court to reject the code share agreement. On July 11, 2003 the Company and United signed a Memorandum of Understanding ("MOU") outlining the terms of the proposed amendment to the code share agreement. On July 18, 2003, United withdrew its bankruptcy court motion to reject the code share agreement. Also effective on that date, the Company and United amended their code share agreement, formalizing the terms under which the two companies will operate in the future.

Pursuant to the amendment to the code share agreement, the Company granted United rights to enter five Denver hub markets for which the Company previously had exclusivity rights. In exchange for releasing exclusivity with respect to those markets, previous restrictions placed on the Company regarding code sharing and frequent flier program participation at the Denver hub with other major carriers was removed. The Company and United also agreed on a payment structure for amounts the Company owes United.

Subject to the Company's compliance with the code share agreement, as amended, as of December 31, 2005, United has agreed to extend the term of the code share agreement through April 30, 2007. United may elect to assume or reject the amended code share agreement in connection with its ongoing bankruptcy proceedings.

In conjunction with the Company's code share agreement with Frontier, the Company commenced the operation of two new routes from the Company's Denver hub to Rapid City, South Dakota and Grand Junction, Colorado effective July 31, 2003 and August 1, 2003, respectively.

In accordance with the terms of the Company's lease agreements, on April 28, 2003, the Company gave notice to Raytheon of the Company's intent to return two Beechcraft Model 1900C aircraft effective

June 30, 2003. The Company now anticipates that these two Beechcraft 1900C aircraft will be returned to Raytheon during August 2003. The aircraft had previously been utilized by the Company to carry mail for the U.S. Postal Service to certain markets. Mail revenues related to these aircraft during the first half of 2003 were approximately $1.0 million.

The Federal Aviation Administration increased estimates of passenger and baggage weights for use in comparing total aircraft weight against aircraft limitations. Weight limitations normally impact operations when the aircraft are operating in hot weather or with full passenger loads. Consequently there could potentially be flights during particularly hot weather when the Company's aircraft would be unable to carry their full load of passengers. However, the Company believes that due to its current relatively low load factors the impact of the new estimated weights will have a minimal impact on its operation. Moreover there may be modification of aircraft specifications to accommodate the new weight standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which is hereby incorporated by reference.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Treasurer, concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report were made known to them. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At December 31, 2002, the Company had three notes payable to The CIT Group/Equipment Financing, Inc. ("CIT") with interest at 8.7% to 9.08%, totaling $5.0 million for financing of three of its Brasilia aircraft, of which $214,000 was in arrears. In April 2003 the Company combined and modified the notes to provide for reduced monthly payments through March 2008 at an interest rate of LIBOR plus 275 basis points. The Company made substantially reduced payments to CIT on the combined and modified notes in May and June 2003. The Company received a formal Notice of Default from CIT on July 2, 2003. As of the date of this report, the amount of the CIT debt was $5.0 million, of which $0.3 million was in arrears.

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

          10.19 Deferral Agreement, dated November 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

          10.20 Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

          10.21 Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

          10.22 Letter Agreement, dated April 11, 2003, by and between Boeing Capital Corporation and the Company. (2)

          10.23 Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Airlines, Inc. and the Company, (3)

          10.24 Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002.
                (3)

          10.25 Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Airlines, Inc. and the Company effective July 18, 2003. Filed herewith.

          31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

          31.2 Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

          32.1  Chief Executive Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

          32.2  Chief Financial Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

        (1) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-71180.

        (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

     b)   Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                              GREAT LAKES AVIATION, LTD.


Dated: August 13, 2003                        By: /s/ Charles R. Howell IV
                                                  ------------------------------
                                                  Charles R. Howell IV
                                                  Chief Executive Officer


                                              By: /s/ Michael L. Tuinstra
                                                  ------------------------------
                                                  Michael L. Tuinstra
                                                  Treasurer

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   ------------------------------------------------------------------

10.25 Amendment to Code Share and Regulatory Cooperation and Marketing Agreement, by and between United Airlines, Inc. and the Company effective July 18, 2003.

31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1          Chief Executive Officer Certification Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2          Chief Financial Officer Certification Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.