Form 10-Q
period 2003-09-30
GREAT LAKES AVIATION LTD
filed 2003-11-13
CIK 914397

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of September 30, 2003, there were 14,071,970 shares of Common Stock, par value $0.01 per share, issued and outstanding.

Forward Looking Statements

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. (“Great Lakes” or the “Company”) notes that certain statements in this Form 10-Q and elsewhere are forward-looking and provide other than historical information. The Company’s management may also make oral, forward-looking statements from time-to-time. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions and expectations for funding expenditures and operations in the future. The words “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and no statements contained in this Form 10-Q or elsewhere should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements. As more fully described in this report, important factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	the Company’s dependence on its code share relationships with United Air Lines, Inc. (“United”), which is undergoing reorganization under the United States Bankruptcy Code, and Frontier Airlines, Inc. (“Frontier”);

2)	the outcome of United’s bankruptcy proceedings and whether United elects to assume or reject its amended code share agreement with the Company;

3)	the Company’s ability either to:

(i)	return to, and remain in, compliance with the Company’s existing debt and lease obligations, including those debt and lease obligations that were restructured as of December 31, 2002, or

(ii)	re-negotiate the Company’s debt and lease obligations to a level that the Company can service from its current and projected cash flow;

4)	the effect of general economic conditions on business and leisure travel;

5)	the incidence of domestic and international terrorism and military action;

6)	the level of passenger confidence in the safety of air travel;

7)	the volatility of fuel costs;

8)	the seasonality of passenger traffic;

9)	the continued receipt of Essential Air Service subsidies at currently contemplated rates;

10)	the uncertainty concerning future insurance and security expenses;

11)	the possibility of increased competition from other air carriers, including United, and from ground transportation; and

12)	the ability of the Company and Greyhound Lines, Inc. (“Greyhound”) to successfully develop their new joint ground-to-air services.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and the Company does not undertake to update any forward-looking statements except as required by law in the normal course of its public disclosure practices.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance sheets

	(unaudited) September 30, 2003	December 31, 2002

Assets
Current assets:
Cash	$3,994,760	$357,924
Accounts receivable, net of allowance of $160,000 at September 30, 2003 and December 31, 2002	6,188,591	8,802,045
Inventories, net	2,751,716	5,325,291
Prepaid expenses and other current assets	297,706	222,630

Total current assets	13,232,773	14,707,890

Property and equipment:
Flight equipment, including aircraft to be returned	141,426,682	147,839,945
Other property and equipment	7,514,556	7,366,312
Less accumulated depreciation and amortization	(39,349,878)	(34,852,955)

Total property and equipment	109,591,360	120,353,302

Other assets	1,023,936	1,121,044

	$123,848,069	$136,182,236

Liabilities and Stockholders’ Deficit
Current liabilities:
Note payable and current maturities of long-term debt	$12,946,099	$12,353,104
Long-term debt classified as current	110,744,406	119,858,463
Accounts payable	9,134,327	14,102,042
Accrued liabilities and unearned revenue	9,942,390	9,974,642
Deferred lease payments	7,171,862	5,665,742

Total current liabilities	149,939,084	161,953,993

Long-term debt, net of current maturities	427,651	672,285
Deferred credits	574,347	713,866
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 14,071,970 and 14,052,166 shares at September 30, 2003 and December 31, 2002	140,720	140,522
Paid-in capital	33,468,644	33,462,257
Accumulated deficit	(60,702,377)	(60,760,687)

Total stockholders’ deficit	(27,093,013)	(27,157,908)

	$123,848,069	$136,182,236

See condensed notes to financial statements

GREAT LAKES AVIATION, LTD.

Statements of Operations

For the Three and Nine Months Ended September 30, 2003 and September 30, 2002

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002
Operating revenues:
Passenger	$13,680,261	$14,281,330	$34,943,638	$39,807,171
Public service	7,386,792	7,613,002	19,638,014	23,554,130
Freight, charter, and other	206,501	817,796	1,635,759	2,563,918

Total operating revenues	21,273,554	22,712,128	56,217,411	65,925,219

Operating expenses:
Salaries, wages, and benefits	5,381,084	6,939,607	16,939,153	19,444,595
Aircraft fuel	3,009,010	3,677,143	9,022,877	9,242,901
Aircraft maintenance, materials and repairs	2,894,522	4,282,577	7,151,857	8,947,984
Commissions	81,104	168,786	213,457	788,674
Depreciation and amortization	1,998,441	1,738,496	6,058,119	5,264,845
Aircraft rental	757,383	1,775,277	2,275,491	5,665,419
Other rentals and landing fees	512,205	1,044,543	3,143,244	4,608,555
Other operating expense	3,111,442	5,387,440	10,742,009	12,987,943

Total operating expenses	17,745,191	25,013,869	55,546,207	66,950,916

Operating profit (loss)	3,528,363	(2,301,741)	671,204	(1,025,697)
Other expense:
Interest expense, net	832,002	1,891,359	2,406,098	5,485,539
Gain on extinguishment of debt	(1,793,204)	—	(1,793,204)	—
Gain on insurance recovery	—	—	—	(1,413,024)

Profit (loss) before income taxes	4,489,565	(4,193,100)	58,310	(5,098,212)
Income tax expense	—	—	—	—

Net profit (loss)	$4,489,565	$(4,193,100)	$58,310	$(5,098,212)

Net profit (loss) per share:
Basic and Diluted	$0.32	$(0.48)	$0.00	$(0.59)

Average number of shares outstanding:
Basic and Diluted	14,071,970	8,680,186	14,058,840	8,680,186

See condensed notes to financial statements

GREAT LAKES AVIATION, LTD.

Statements of Cash Flow

For the Nine Months Ended September 30

(Unaudited)

	2003	2002
OPERATING ACTIVITIES
Net profit (loss)	$58,310	$(5,098,212)
Adjustments to reconcile net profit (loss) to net cash provided by operating activities
Depreciation, amortization and provision for obsolescence	6,058,121	5,044,719
Non-cash gain on extinguishment of debt	(1,793,203)	—
Gain on insurance recovery	—	(1,413,024)
Change in current operating items:
(Increase)/decrease in accounts receivable	2,613,454	(967,423)
(Increase)/decrease in inventories	2,573,575	996,024
(Increase)/decrease in prepaid expenses and other current assets	(75,076)	1,155,441
Increase/(decrease) in accounts payable and accrued liabilities	(4,390,453)	2,971,326
Increase/(decrease) in deferred lease payments	1,506,120	5,009,646

Net cash provided by operating activities	6,550,848	7,698,497

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of flight equipment and other property and equipment	(296,606)	(595,012)
Decrease (increase) in other assets	97,534	(268,675)
Proceeds from insurance recovery	—	2,162,927

Net cash flows provided by (used in) investing activities	(199,072)	1,299,240

CASH FLOW USED IN FINANCING ACTIVITIES
Repayment of long term debt	(2,721,525)	(5,397,638)
Payments on line of credit	—	(4,609,808)
Proceeds from sale of common stock	6,585	—

Net cash used in financing activities	(2,714,940)	(10,007,446)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	3,636,836	(1,009,709)

Cash and Cash Equivalents, beginning of period	357,924	1,514,565

Cash and Cash Equivalents, end of period	$3,994,760	$504,856

Cash paid for interest	$1,241,084	$1,576,626

Noncash investing and financing activities:
Return of Aircraft for Extinguishment of Debt	$6,764,167	$—

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

General

The financial statements included herein have been prepared by Great Lakes Aviation, Ltd. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company’s business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 2002 and the notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The Company

The Company operates as an independent airline and as a code-sharing partner with United and Frontier. At November 1, 2003, the Company served 42 destinations in 11 states to and from Denver, Colorado and two destinations in two states to and from Phoenix, Arizona. The Company also served four destinations in two states to and from Minneapolis, Minnesota.

Current Year Developments

On February 28, 2003, the Company discontinued all operations at its Chicago O’Hare hub along with corresponding service to the subsidized communities of Manistee, Ironwood and Iron Mountain, Michigan and Oshkosh, Wisconsin after the United States Department of Transportation (“DOT”) elected to select a carrier to provide EAS to a different hub for all points except Oshkosh. At Oshkosh the community’s eligibility for subsidy was terminated by the DOT.

In April 2003, the Company began negotiations with United to modify and extend the existing code share agreement beyond its current expiration date of April 30, 2004. During the negotiation process, United filed a preemptive motion in the bankruptcy court to reject the code share agreement. On July 11, 2003 the Company and United signed a Memorandum of Understanding outlining the terms of the proposed amendment to the code share agreement. On July 18, 2003, United withdrew its bankruptcy court motion to reject the code share agreement. Also effective on that date, the Company and United amended their code share agreement, formalizing the terms under which the two companies will operate in the future.

Pursuant to the amendment to the code share agreement, the Company released its exclusive rights to five Denver hub markets. In exchange for releasing exclusivity with respect to those markets, previous restrictions placed on the Company regarding code sharing and frequent flier program participation at the Denver hub with other major carriers was removed. The Company and United also agreed on a payment structure for amounts the Company owes United, and the Company was in compliance with that agreement at September 30, 2003.

Subject to the Company’s compliance with the code share agreement, as amended, as of December 31, 2005, United has agreed to extend the term of the code share agreement through April 30, 2007. United may elect to assume or reject the amended code share agreement in connection with its ongoing bankruptcy proceedings.

On July 17, 2003 and September 26, 2003 respectively, the first two of six owned and one leased surplus Beechcraft Model 1900D aircraft were returned to Raytheon Aircraft Credit Corporation (“Raytheon”) under the terms of the Company’s 2002 restructuring agreement with Raytheon. The Company is negotiating the schedule for the return of the five remaining surplus Beechcraft Model 1900D aircraft. At the date of the return of the aircraft and of the cancellation of the debt owed to Raytheon, the total book value and debt related to the aircraft were $6.8 million and $5.0 million, respectively, which resulted in recording a gain of $1.8 million. The Company has recorded a liability for the expected cost to meet maintenance return conditions under the terms of the Company’s 2002 restructuring agreement with Raytheon.

Effective July 27, 2003, the Company’s contract to carry mail for the US Postal Service to certain markets was terminated. Mail revenue related to this contract during 2003 was approximately $1.0 million. The Company has given notice to Raytheon of its intent to return two leased Beechcraft Model 1900C aircraft previously utilized in this contract. It is anticipated that these aircraft will be returned no later than the second quarter of 2004.

In conjunction with the Company’s code share agreement with Frontier, the Company commenced the operation of two new routes from the Company’s Denver hub to Rapid City, South Dakota and Grand Junction, Colorado effective July 31, 2003 and August 1, 2003, respectively.

Effective September 2, 2003 the Company discontinued the operation of two routes from Minneapolis, Minnesota to Devil’s Lake, North Dakota and Jamestown, North Dakota due to the DOT’s selection of a different carrier to provide services to these cities.

Liquidity

Due to significant losses in 2001 and 2002, at December 31, 2002, the Company had exhausted its outside sources of working capital and funds and was in arrears in payments to all the institutions providing lease or debt financing for the Company’s aircraft. On December 31, 2002 and during the first four months of 2003, the Company restructured its financing agreements with Raytheon and certain other institutions providing financing for the Company’s aircraft. The effect of these restructurings was to reduce the Company’s total debt and lease obligations owing to these creditors and to reduce the amount of the Company’s scheduled monthly debt and lease payments. The restructuring with Raytheon also provided for the return of seven surplus Beechcraft Model 1900D aircraft not required in current operations to Raytheon.

During 2003, the Company, due to the effects of reduced traffic and correspondingly reduced revenue as a result of the Iraq war, had been unable to generate sufficient cash flow to service the Company’s restructured debt and lease payment obligations as required by the Raytheon and other restructuring agreements.

As of September 30, 2003, the Company was approximately $6.5 million in arrears in respect of such rescheduled payments for the nine months ending September 30, 2003 and in default on substantially all of the Company’s agreements with the institutions providing financing for the Company’s aircraft.

There are significant uncertainties regarding the Company’s ability to achieve the necessary cash flow to meet the payments required under the Raytheon and other restructuring agreements due to a variety of factors beyond the Company’s control, including the outcome of United’s reorganization in bankruptcy and the evolution of United’s continuing code share relationship with the Company; reduced passenger demand as a result of general economic conditions, public health concerns, security concerns and foreign conflicts; volatility of fuel prices; and the amount of Essential Air Service funding and financial support available from the U.S. government.

Ultimately, the Company must generate sufficient revenue and cash flow to meet the Company’s obligations as currently structured, obtain additional outside financing or renegotiate the Company’s restructured agreements with its creditors to set a level of payments that can be reasonably serviced with the cash flows generated by the Company under current market conditions. The Company is engaged in ongoing negotiations with Raytheon and its other creditors with respect to its default under the terms of its debt and lease agreements with these institutions.

The Company’s auditors have included in their report dated March 17, 2003 on the Company’s financial statements for the year ended December 31, 2002 an explanatory paragraph to the effect that substantial doubt exists regarding the Company’s ability to continue as a going concern due to the Company’s recurring losses from operations and the fact that the Company had liabilities in excess of assets at December 31, 2002.

Stock Option Plans

The Company has adopted the Great Lakes Aviation, Ltd. Option Plan and the 1993 Director Stock Option Plan (the “Plans”). The Plans permit the grant of qualified incentive stock options or nonqualified stock options covering in the aggregate 1,300,000 shares of the Company’s common stock to be granted to key employees, officers and directors of the Company. The Company has elected the pro forma disclosure option of SFAS 123 (as defined below). The Company will continue applying the accounting treatment prescribed by the provisions of APB 25 (as defined below). Pro forma net profit (loss) and pro forma net profit (loss) per share have been provided as if SFAS 123 were adopted for all stock-based compensation plans.

The Company applies APB 25 and related interpretations in accounting for the Plans, both of which are fixed stock option plans. Accordingly, no compensation cost has been recognized for the Plans, as exercise prices are at least equal to the fair market value of the Company’s common stock on the date of grant. The pro forma information in the following table shows the effect of determining the compensation expense for the Company’s Plans in accordance with SFAS 123:

	Three months To September 30		Nine months To September 30
	2003	2002	2003	2002
Net profit (loss) as reported	$4,489,565	$(4,193,100)	$58,310	$(5,098,212)
Pro forma net profit (loss)	$4,461,024	$(4,218,268)	$(27,313)	$(5,173,157)
Basic and diluted profit (loss) per share as reported	$0.32	$(0.48)	$0.00	$(0.59)
Pro forma basic and diluted profit (loss) per share	$0.32	$(0.49)	$(0.00)	$(0.60)

As required, the pro forma disclosures above are based on options granted since January 1, 1995. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period of the options. Consequently, the effect of applying SFAS 123 will differ in future periods.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 was adopted by the Company as of January 1, 2003. The adoption of SFAS No. 146 will not have a material impact on the Company’s financial condition or results of operations unless the Company enters into an exit or disposal activity covered by this statement.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” “SFAS 123”, by revising the methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires additional disclosures in annual and interim financial statements related to stock-based employee compensation. The Company adopted SFAS 148 on December 31, 2002, insofar as it relates to the additional disclosures required for registrants that account for employee stock-based compensation under Accounting Principles Bulletin (APB) Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These disclosure requirements are effective for financial statements issued after December 15, 2002.

Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted Interpretation No. 45 in 2003, and it did not have a material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities, as defined therein. This Interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003 must be consolidated effective July 1, 2003. Disclosures are currently required if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any material entities will be consolidated with the Company as a result of this Interpretation.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of Statement No. 150 will have a material impact on its financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The following table sets forth certain financial information regarding the Company:

Statements of Operations Data

	For the Three Months Ended September 30
	2003				2002
	Amount (in 000s)	Cents Per ASM		% Increase (decrease) from 2002	Amount (in 000s)	Cents Per ASM
Operating Revenues
Passenger	$13,680	16.0	¢	(4.2)%	$14,281	15.2	¢
Public service	7,387	8.6		(3.0)	7,613	8.1
Freight, charter, and other	206	0.2		(74.8)	818	0.9

Total Operating Revenues	21,273	24.8		(6.3)	22,712	24.2

Operating Expenses
Salaries, wages and benefits	5,381	6.3		(22.5)	6,940	7.4
Aircraft fuel	3,009	3.5		(18.2)	3,677	3.9
Aircraft maintenance, materials and repairs	2,895	3.4		(32.4)	4,283	4.6
Commissions	81	0.1		(52.1)	169	0.2
Depreciation and amortization	1,998	2.3		15.0	1,738	1.8
Aircraft rental	757	0.9		(57.4)	1,775	1.9
Other rentals and landing fees	512	0.6		(51.0)	1,045	1.1
Other operating expense	3,111	3.6		(42.2)	5,387	5.7

Total Operating Expenses	17,744	20.7		(29.1)	25,014	26.6

Operating Profit (loss)	3,529	4.1		253.3	(2,302)	(2.4)

Interest expense	(832)	(1.0)		(56.0)	(1,891)	(2.0)
Gain on extinguishment of debt	1,793	2.1		—	—	—

Net Profit (loss)	$4,490	5.2	¢	207.1%	$(4,193)	(4.5	)¢

Selected Operating Data

	2003		Increase (Decrease) from 2002		2002

Available Seat Miles (000s)	85,662		(8.9)%		93,981
Revenue Passenger Miles (000s)	35,405		(4.2)%		36,971
Passenger Load Factor	41.3%		2.0	pts	39.3%
Passengers Carried	127,718		(7.6)%		138,276
Average Yield per Revenue Passenger Mile	38.6	¢	0.0%		38.6	¢
Cost per ASM	20.7	¢	(22.2)%		26.6	¢

Passenger Revenues

Passenger revenues decreased by $0.6 million, or 4.2%, to $13.7 million in the third quarter of 2003 from $14.3 million in the third quarter of 2002. This decrease was due to a 1.6 million, or 4.2%, decrease in revenue passenger miles to 35.4 million in the third quarter of 2003 from 37.0 million in the third quarter of 2002. The depressed economic climate together with war and terrorist concerns led to a substantial reduction in passenger traffic and a weak pricing environment. The Company responded to this reduced passenger demand by reducing its available seat mile (ASM) capacity by 8.3 million ASMs, or 8.9%, to 85.7 million ASMs in the third quarter of 2003 from 94.0 million ASMs in the third quarter of 2002 through the closure of its Chicago O’Hare hub operations and a reduction of service in other markets. As a result of this reduction in capacity the Company’s passenger load factor increased by 2.0 points to 41.3% in the third quarter of 2003 from 39.3% in the third quarter of 2002.

Public Service Revenues

Public service revenues decreased by $0.2 million, or 3.0%, to $7.4 million in the third quarter of 2003 from $7.6 million in the third quarter of 2002. The Company reduced the number of communities it served on a subsidized basis by four from 32 to 28, with the closure of the Company’s Manistee, Ironwood and Iron Mountain, Michigan and Oshkosh, Wisconsin markets during the first quarter of 2003 which resulted in a $1.4 million, or 18.4%, reduction in public service revenues. This reduction was offset by a $1.0 million increase in public service revenues arising from adjustments due to changes in estimates relating to prior periods and a $0.2 million increase in revenue from existing routes due to the impact of rate increases. The Company continues to finalize rates for certain existing subsidized routes, consequently estimated rates may change in the future.

Operating Expenses

Total operating expenses decreased by $7.3 million, or 29.1%, to $17.7 million, or 20.7 cents per ASM, in the third quarter of 2003 as compared to $25.0 million, or 26.6 cents per ASM, in the third quarter of 2002.

Salaries, wages, and benefits expense decreased by $1.5 million, or 22.5%, to $5.4 million in the third quarter of 2003 from $6.9 million during the third quarter of 2002 as a result of reductions in operations, staffing levels, hours worked and salary cuts.

Aircraft fuel expenses decreased by $0.7 million, or 18.2%, to $3.0 million, or 3.5 cents per ASM, in the third quarter of 2003 from $3.7 million, or 3.9 cents per ASM, in the third quarter of 2002. The decrease was partially attributable to the 8.9% reduction in ASMs, and the balance of the reduction was due to decreases in non-passenger flying and other adjustments. The reduction was offset to a limited extent by a increase in average fuel prices. The average fuel price during the third quarter of 2003 was $1.22 per gallon as compared to $1.20 per gallon for the third quarter of 2002.

Aircraft maintenance, materials and repair expense decreased by $1.4 million, or 32.4%, to $2.9 million, or 3.4 cents per ASM, during the third quarter of 2003 as compared to $4.3 million, or 4.6 cents per ASM, during the third quarter of 2002. This decrease was due to fewer scheduled engine overhauls and hot section events in the third quarter of 2003 as compared to the third quarter of 2002 along with reduced level of flying operations in the third quarter of 2003 as compared with the third quarter of 2002.

Commissions decreased by $0.1 million, or 52.1%, to $0.1 million in the third quarter of 2003 from $0.2 million during the same period of 2002. The decrease was due to the fact that in June 2002 the Company followed a majority of the airline industry by discontinuing payment of commissions to travel agents on tickets sold after June 3, 2002.

Depreciation and amortization expense increased by $0.3 million, or 15.0%, to $2.0 million, or 2.3 cents per ASM, in the third quarter of 2003 from $1.7 million, or 1.8 cents per ASM, in the third quarter of 2002. This increase resulted from the purchase of nine formerly leased aircraft on December 31, 2002 as part of the Company’s 2002 restructuring agreement with Raytheon. The depreciation expense for the three months ended September 30, 2003 includes $0.2 million in respect of six surplus Beechcraft Model 1900D aircraft that are not required in current operations and are expected to be returned to Raytheon by the end of the second quarter of 2004.

Aircraft rental expense declined by $1.0 million, or 57.4%, to $0.8 million in the third quarter of 2003 from $1.8 million in the third quarter of 2002. The decline in aircraft rental expense was due primarily to the purchase of nine formerly leased aircraft on December 31, 2002 as part of the Company’s 2002 restructuring agreement with Raytheon and the return of one leased Beechcraft 1900C aircraft during 2002. Aircraft rental expense includes $0.2 million of lease expense in respect of one surplus Beechcraft Model 1900D aircraft that is not required in current operations and is expected to be returned to Raytheon by the end of the second quarter of 2004.

Other rentals and landing fees decreased by $0.5 million, or 51.0%, to $0.5 million in the third quarter of 2003 from $1.0 million in the third quarter of 2002. This reduction resulted from the Company’s termination of business activities at the Chicago O’Hare hub and the Manistee, Ironwood and Iron Mountain, Michigan and Oshkosh, Wisconsin markets and from a $0.4 million increase in the credit received for annual rental adjustments at Denver International Airport in the third quarter of 2003 as compared to the third quarter of 2002.

Other operating expenses decreased by $2.3 million, or 42.2%, to $3.1 million in the third quarter of 2003 from $5.4 million in the third quarter of 2002. The decrease in other operating expenses was primarily due to a $0.8 million reduction in insurance expense due to a decrease in aircraft values and traffic and war risk premiums, a $0.3 million reduction in security expense primarily due to the waving of Aviation Security Infrastructure fees for the third quarter 2003, a $0.3 million reduction in simulator fees resulting from reduced pilot staffing in the third quarter of 2003 and additional training that was required in the third quarter of 2002, a $0.2 reduction of consulting and professional fees incurred by the Company in connection with various financial restructurings undertaken by the Company during 2002, and a $0.7 million reduction resulting from other cost savings in the third quarter of 2003 as compared to the third quarter of 2002.

Interest Expense

Interest expense declined by $1.1 million, or 56.0%, to $0.8 million in the third quarter of 2003 from $1.9 million in the third quarter of 2002.

On December 31, 2002, the Company finalized an agreement with Raytheon regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and 1900D aircraft fleet. The restructuring has been accounted for by the Company in accordance with the provisions of Statement of Financial Accounting Standards No. 15, “Accounting for Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”). Accordingly, the $22.3 million difference between the amount of the restructured debt as recorded by the Company’s books pursuant to SFAS 15 and the contractual principal amounts of the restructured debt is being amortized as a reduction to the Company’s interest expense over a ten-year period.

The amortization of the $22.3 million difference required by SFAS 15 reduced interest expense by $1.0 million in the third quarter of 2003 as compared to the third quarter of 2002. Interest expense for the third quarter of 2003 was further reduced by $0.5 million due to the reduction of outstanding contractual debt balances and contractual interest rates as part of the terms of the Company’s 2002 restructuring agreement with Raytheon and an overall reduction in interest rates from the third quarter of 2002.

Offsetting the above decreases in interest expense, interest expense for the third quarter of 2003 was increased by $0.2 million as compared to the third quarter of 2002 as a result of the Company’s purchase of nine formerly leased aircraft. The purchase of the nine aircraft was financed by the issuance of $22.5 million of new notes payable as part of the Company’s 2002 restructuring agreement with Raytheon. Interest expense for the third quarter of 2003 was further increased by $0.2 million as compared to the third quarter of 2002 due to increased penalty interest charges accrued by the Company as a result of the Company’s failure to meet its scheduled debt and lease payment obligations.

Interest expense for the third quarter of 2003 includes $0.3 million related to the debt on six surplus Beechcraft Model 1900D aircraft that are not required in current operations and are expected to be returned to Raytheon by the end of the second quarter of 2004.

Gain on extinguishments of debt

In accordance with it’s restructured financing agreements with Raytheon, the Company returned two surplus owned Beechcraft Model 1900D aircraft to Raytheon during the third quarter of 2003 in full settlement of the debt obligations to Raytheon related to those aircraft. At the date of the return of the aircraft and the cancellation of the debt owed to Raytheon, the total book value and debt related to the aircraft were $6.8 million and $5.0 million, respectively, which resulted in recording a gain of $1.8 million. The Company currently anticipates a future gain of approximately $4.0 million on the four remaining owned Beechcraft 1900D aircraft not currently required in the operations that are expected to be returned to Raytheon by the end of the second quarter of 2004.

Income Tax Expense (Benefit)

No income tax expense was recorded for the quarter ended September 30, 2003 because the Company had substantial carry forward tax losses. No income tax benefit was recorded for the quarter ended September 30, 2002 because the realization of any benefits remained substantially in doubt.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The following table sets forth certain financial information regarding the Company:

Statements of Operations Data

	For the Nine Months Ended September 30
	2003				2002
	Amount (in 000s)	Cents Per ASM		% Increase (decrease) from 2002	Amount (in 000s)	Cents Per ASM
Operating Revenues
Passenger	$34,944	14.3	¢	(12.2)%	$39,807	14.8	¢
Public service	19,638	8.0		(16.6)	23,554	8.8
Freight, charter, and other	1,636	0.7		(36.2)	2,564	1.0

Total Operating Revenues	56,218	22.9		(14.7)	65,925	24.5

Operating Expenses
Salaries, wages and benefits	16,939	6.9		(12.9)	19,445	7.2
Aircraft fuel	9,023	3.7		(2.4)	9,243	3.4
Aircraft maintenance, materials and repairs	7,152	2.9		(20.1)	8,948	3.3
Commissions	214	0.1		(72.9)	789	0.3
Depreciation and amortization	6,058	2.5		15.1	5,265	2.0
Aircraft rental	2,276	0.9		(59.8)	5,665	2.1
Other rentals and landing fees	3,143	1.3		(31.8)	4,609	1.7
Other operating expense	10,742	4.4		(17.3)	12,988	4.8

Total Operating Expenses	55,547	22.7		(17.0)	66,952	24.9

Operating Profit (loss)	671	0.3		165.3	(1,027)	(0.4)

Interest expense	(2,406)	(1.0)		(56.1)	(5,485)	(2.0)
Gain on extinguishment of debt	1,793	0.7		100.0	—	—
Gain on insurance recovery	—	—		(100.0)	1,413	0.5

Net Profit (loss)	$58	0.0	¢	101.1%	$(5,099)	(1.9	)¢

Selected Operating Data

	2003		Increase (Decrease) from 2002		2002

Available Seat Miles (000s)	245,040		(9.0)%		269,162
Revenue Passenger Miles (000s)	90,554		(11.8)%		102,628
Passenger Load Factor	37.0%		(1.1	)pts	38.1%
Passengers Carried	329,564		(14.9)%		387,360
Average Yield per Revenue Passenger Mile	38.6	¢	(0.5)%		38.8	¢
Cost per ASM	22.7	¢	(8.9)%		24.9	¢

Passenger Revenues

Passenger revenues decreased by $4.9 million, or 12.2%, to $34.9 million in the first nine months of 2003 from $39.8 million in the first nine months of 2002. This decrease was due to a 12.1 million, or 11.8%, decrease in revenue passenger miles to 90.6 million in the first nine months of 2003 from 102.6 million in the first nine months of 2002 and a 0.2 cent, or 0.5%, decrease in the average yield per revenue passenger mile to 38.6 cents in the first nine months of 2003 from 38.8 cents in the first nine months of 2002. The depressed economic climate together with war and terrorist concerns led to a substantial reduction in passenger traffic and a weak pricing environment. The Company responded to this reduced passenger demand by reducing its available seat mile (ASM) capacity by 24.1 million ASMs, or 9.0%, to 245.0 million ASMs in the first nine months of 2003 from 269.2 million ASMs in the first nine months of 2002 through the closure of its Chicago O’Hare hub operations and a reduction of service in other markets. However, despite this reduction in capacity the Company’s passenger load factor fell by 1.1 points to 37.0% in the first nine months of 2003 from 38.1% in the first nine months of 2002.

Public Service Revenues

Public service revenues decreased by $3.9 million, or 16.6%, to $19.7 million in the first nine months of 2003 from $23.6 million in the first nine months of 2002. The Company reduced the number of communities it served on a subsidized basis by four from 32 to 28, with the closure of the Company’s Manistee, Ironwood and Iron Mountain, Michigan and Oshkosh, Wisconsin markets during the first quarter of 2003 resulting in a reduction in public service revenue of $3.3 million, or 14.0%. Public service revenues were also reduced by $0.3 million due to changes in estimates relating to prior periods and by a further $0.3 million due to reductions in revenue from existing routes as a result of reduced levels of flying on these routes. The Company continues to finalize rates for certain existing subsidized routes, consequently estimated rates may change in the future.

Operating Expenses

Total operating expenses decreased by $11.5 million, or 17.0%, to $55.5 million, or 22.7 cents per ASM, in the first nine months of 2003 as compared to $67.0 million, or 24.9 cents per ASM, in the first nine months of 2002.

Salaries, wages, and benefits expense decreased by $2.5 million, or 12.9%, to $16.9 million in the first nine months of 2003 from $19.4 million during the first nine months of 2002 as a result of reductions in operations, staffing levels, hours worked and salary cuts.

Aircraft fuel expenses decreased by $0.2 million, or 2.4%, to $9.0 million, or 3.7 cents per ASM, in the first nine months of 2003 from $9.2 million, or 3.4 cents per ASM, in the first nine months of 2002. The decrease was the result of the reduced level of flying operations, due primarily to the closure of the Company’s Chicago O’Hare hub operations and the reduction of service in other markets, which resulted in a decrease in the number of ASMs by 24.1 million, or 9.0%, to 245.0 million ASMs in the first nine months of 2003 from 269.2 million ASMs in the first nine months of 2002. These decreased consumption rates were offset by a 37.3% increase in fuel prices, attributed to the impact of the Iraq war that took place in the first quarter of 2003 when fuel prices reached $1.36 per gallon, as compared to the $0.99 per gallon that prevailed in the first quarter of 2002. The average fuel price for the first nine months of 2003 was $1.24 per gallon as compared to $1.08 per gallon for the first nine months of 2002.

Aircraft maintenance, materials and repair expense decreased by $1.7 million, or 20.1%, to $7.2 million, or 2.9 cents per ASM, during the first nine months of 2003 as compared to $8.9 million or, 3.3 cents per ASM, during the first nine months of 2002. The decrease was due to fewer scheduled engine overhauls and hot section events in the first nine months of 2003 as compared to the first nine months of 2002, along with the reduced level of flying operations in the first nine months of 2003 as compared with the first nine months of 2002.

Commissions decreased by $0.6 million, or 72.9%, to $0.2 million in the first nine months of 2003 from $0.8 million during the first nine months of 2002. The decrease was due to the fact that in June 2002 the Company followed a majority of the airline industry by discontinuing the payment of commissions to travel agents on tickets sold after June 2002.

Depreciation and amortization expense increased by $0.8 million, or 15.1%, to $6.1 million, or 2.5 cents per ASM, in the first nine months of 2003 from $5.3 million, or 2.0 cents per ASM, in the first nine months of 2002. This increase resulted from the purchase of nine formerly leased aircraft on December 31, 2002 as part of the Company’s 2002 restructuring agreement with Raytheon. The depreciation expense for the nine months ended September 30, 2003 includes $0.7 million in respect of six surplus Beechcraft Model 1900D aircraft that are not required in current operations, all of which are expected to be returned to Raytheon by the end of the second quarter of 2004.

Aircraft rental expense declined by $3.4 million, or 59.8%, to $2.3 million in the first nine months of 2003 from $5.7 million in the first nine months of 2002. The decline in aircraft rental expense was due primarily to the purchase of nine formerly leased aircraft on December 31, 2002 as part of the Company’s 2002 restructuring agreement with Raytheon and the return of one leased Beechcraft 1900C aircraft during 2002. Aircraft rental expense includes $0.4 million of lease expense in respect of one surplus Beechcraft Model 1900D aircraft that is not required in current operations and is expected to be returned to Raytheon by the end of the second quarter of 2004.

Other rentals and landing fees decreased by $1.5 million, or 31.8%, to $3.1 million in the first nine months of 2003 from $4.6 million in the first nine months of 2002. The reduction resulted from the Company’s termination of business activities in the Chicago O’Hare hub and the Manistee, Ironwood and Iron Mountain, Michigan and Oshkosh, Wisconsin markets and from a $0.4 million increase in the credit received for annual rental adjustments at Denver International Airport in first nine months of 2003 as compared to the first nine months of 2002.

Other operating expenses decreased $2.3 million, or 17.3%, to $10.7 million in the first nine months of 2003 from $13.0 million in the first nine months of 2002. The decrease in other operating expenses was primarily due to $0.8 million reduction in insurance expense due to a decrease in aircraft values and traffic and war risk premiums, a $0.3 million reduction in simulator fees resulting from reduced pilot staffing in the first nine months of 2003 and additional training that was required in the first nine months of 2002, a $0.2 million reduction of crew overnight expenses due primarily to the termination of business activities in the Chicago O’Hare hub and a $1.0 million reduction resulting from other cost savings in the first nine months of 2003 from the first nine months of 2002.

Interest Expense

Interest expense declined by $3.1 million, or 56.1%, to $2.4 million in the first nine months of 2003 from $5.5 million in the first nine months of 2002.

On December 31, 2002, the Company finalized an agreement with Raytheon regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and 1900D aircraft fleet. The restructuring has been accounted for by the Company in accordance with the provisions of SFAS 15, “Accounting for Debtors and Creditors for Troubled Debt Restructurings.” Accordingly, the $22.3

million difference between the amount of the restructured debt as recorded by the Company’s books pursuant to SFAS 15 and the contractual principal amounts of the restructured debt is being amortized as a reduction to the Company’s interest expense over a ten-year period.

The amortization of the $22.3 million difference required by SFAS 15 reduced interest expense by $3.1 million in the first nine months of 2003 as compared to the first nine months of 2002. Interest expense for the first nine months of 2003 was further reduced by $0.9 million compared to the first nine months of 2002 due to the reductions of outstanding contractual debt balances and contractual interest rates as part of the terms of the Company’s 2002 restructuring agreement with Raytheon and the Company’s repayment in April 2002 of a line of credit with Coast Business Credit.

Offsetting the above decreases in interest expense, interest expense for the first nine months of 2003 increased by $0.6 million over the first nine months of 2002 as a result of the Company’s purchase of nine formerly leased aircraft. The purchase of the nine aircraft was financed by the issuance of $22.5 million of new notes payable in accordance with the Company’s 2002 restructuring agreement with Raytheon. Interest expense for the first nine months of 2003 was further increased by $0.3 million as compared to the first nine months of 2002 due to increased penalty interest charges accrued by the Company as a result of the Company’s failure to meet its scheduled debt and lease payment obligations.

Interest expense for the first nine months of 2003 includes $0.3 million related to the debt on six surplus Beechcraft Model 1900D aircraft that are not used in current operations and that are expected to be returned to Raytheon by the end of the second quarter of 2004.

Gain on extinguishments of debt

In accordance with its restructured financing agreements with Raytheon, the Company returned two surplus owned Beechcraft Model 1900D aircraft to Raytheon during the third quarter of 2003 in full settlement of the debt obligations to Raytheon related to those aircraft. At the date of the return of the aircraft and the cancellation of the debt owed to Raytheon, the total book value and debt related to the aircraft were $6.8 million and $5.0 million, respectively, which resulted in recording a gain of $1.8 million. The Company currently anticipates a future gain of approximately $4.0 million on the four remaining owned Beechcraft 1900D aircraft not currently required in the operations that are expected to be returned to Raytheon by the end of the second quarter of 2004.

Gain on Insurance Recovery

In May 2002, one owned Beechcraft 1900D and one leased Beechcraft 1900D, along with certain aircraft inventory parts, were destroyed in a fire in a Company maintenance hanger located in Grand Island, Nebraska. The hanger facility, owned by Hall County Airport Authority, was undergoing door modification at the time of the fire.

The net book values of the Company’s inventory and flight equipment lost in the hanger fire were $0.8 million and $3.8 million, respectively. As of the date of the fire, the Company had an outstanding debt obligation for the owned aircraft in the amount of $3.2 million. Upon receipt of insurance proceeds, the Company incurred a liability to Raytheon for the stipulated loss value of the leased aircraft. Insurance proceeds on the assets totaled $10.0 million, of which $7.7 million was paid to Raytheon in satisfaction of (i) the outstanding debt obligation, plus accrued interest, for the owned aircraft, (ii) the stipulated loss value of the leased aircraft, and (iii) deferred lease payments on the leased aircraft. A net gain on insurance recovery of $1.4 million was recognized representing the excess of the total insurance over the sum of the net book value of the Company’s assets that were destroyed plus the outstanding liabilities on the leased aircraft.

Income Tax Expense (Benefit)

No income tax expense was recorded for the nine months ended September 30, 2003 because the Company had substantial carry forward tax losses. No income tax benefit was recorded for the nine months ended September 30, 2002 because the realization of any benefits remained substantially in doubt.

Liquidity and Capital Resources

Total cash at September 30, 2003 was $4.0 million as compared to $0.5 million at September 30, 2002, an increase of $3.5 million, or 700%.

Net cash provided by operating activities decreased by $1.1 million, or 14.3%, to $6.6 million in the first nine months of 2003 as compared to $7.7 million in the first nine months of 2002. Funds generated from movements in working capital decreased by $6.9 million to $2.2 million in the first nine months of 2003 from $9.1 million in the first nine months of 2002. This decrease was offset by an increase in net profits, adjusted for non-cash items such as depreciation, amortization and provision for obsolescence and the gains on the extinguishments of debt and insurance recovery, of $5.8 million to $4.3 million for the first nine months of 2003, as compared to a $1.5 million loss for the first nine months of 2002.

Net cash from investing activities fell by $1.5 million, or 115.4%, to $0.2 million used in investment activities in the first nine months of 2003 from $1.3 million provided by investment activities in the first nine months of 2002. This decrease in net cash from investing activities resulted from the inclusion in the first nine months of 2002 of the $2.2 million proceeds from the hanger fire insurance recovery, which was offset by a $0.4 million decrease in other assets and a $0.3 million reduction in the purchase of flight equipment and other property and equipment.

Net cash used in financing activities decreased by $7.3 million, or 73.0%, to $2.7 million in the first nine months of 2003, as compared to $10.0 million in the first nine months of 2002. The decrease was due primarily to decreased repayment of long-term debt and the repayment of a line of credit during 2002.

On December 31, 2002 and during the first four months of 2003, the Company restructured its debt and lease financing agreements with Raytheon and certain other institutions providing financing for the Company’s aircraft. The effect of these restructurings was to reduce the Company’s total debt and lease obligations owing to these creditors and to reduce the amount of the Company’s scheduled monthly debt and lease payments. The Company is negotiating the schedule for the return of the remaining five of the original seven surplus Beechcraft Model 1900D aircraft that are not required in current operations. The debt and lease rental payments that were to be made under the restructuring agreements were closely aligned with previously expected cash flows, and any shortfall from expected cash flows would inevitably result in the Company’s inability to make the scheduled payments.

As a result of declines in traffic and fare levels, together with higher fuel, insurance and other costs, the Company has been unable to generate sufficient cash flow during the first nine months of 2003 to service the rescheduled debt and lease payments required by the Company’s restructuring agreements with Raytheon and other creditors. As of September 30, 2003, the Company was approximately $6.5 million in arrears in respect of scheduled debt and lease payments for the nine months ending September 30, 2003 and in default on substantially all of the Company’s agreements with the institutions providing financing for the Company’s aircraft.

The Company was unable to meet its February, March and April debt and lease payment obligations under the terms of the Company’s 2002 restructuring agreement with Raytheon and was only able to make substantially reduced payments in May through September. In addition, the Company is not in compliance with certain financial covenants required by the Company’s 2002 restructuring agreement with Raytheon. On April 14, 2003, the Company obtained a temporary waiver from Raytheon for such incidents of non-compliance. This waiver, as extended by Raytheon, expired by its own terms on July 31, 2003. The Company has accrued $0.3 million of penalty interest on outstanding debt payments due to Raytheon for August and September 2003.

The Company made substantially reduced monthly lease payments to Boeing Capital Corporation (“Boeing”) during the first nine months of 2003. The Company has accrued $0.5 million of penalty interest on outstanding lease payments due to Boeing. A letter of intent, executed by and between the Company and Boeing on April 12, 2003, contemplated a possible restructuring of the Company’s aircraft lease obligations. The letter of intent, as extended, expired by its own terms on April 30, 2003.

The Company made substantially reduced debt payments to The CIT Group/Equipment Financing, Inc. (“CIT”) during May through September 2003 and received a formal Notice of Default from CIT on July 2, 2003.

During the first nine months of 2003, the Company was in arrears and had made substantially reduced payments in respect of its aircraft lease obligations to FINOVA Capital Corporation (“FINOVA”) which expired October 15, 2003. However, the Company is current on its debt payment obligations to FINOVA.

The Company cannot determine with a high degree of confidence that it will be able to make required payments under the Company’s existing debt and lease obligations or to comply with the Company’s debt and lease agreements in the future. Therefore, the amount of the Raytheon and CIT debt that, pursuant to the terms of the respective debt instruments, would otherwise be due after one year has been reclassified from a long-term liability to a current liability on the Company’s balance sheet. The Company continues to recognize the periodic ownership and lease costs on the seven aircraft expected to be returned to Raytheon by the end of the second quarter 2004.

The Company is engaged in ongoing negotiations with Raytheon, Boeing, CIT and FINOVA with respect to its default under the terms of its debt and lease agreements with these institutions.

Ultimately, the Company must generate sufficient revenue and cash flow to meet the Company’s obligations as currently structured, obtain additional outside financing or renegotiate the Company’s restructuring agreements with its creditors in order to set a level of payments that can be reasonably serviced with the cash flows generated by the Company under current market conditions.

The Company’s auditors have included in their report dated March 17, 2003 on the Company’s financial statements for the year ended December 31, 2002 an explanatory paragraph to the effect that substantial doubt exists regarding the Company’s ability to continue as a going concern due to the Company’s recurring losses from operations and the fact that the Company had liabilities in excess of assets at December 31, 2002.

At September 30, 2003, the Company had recorded liabilities of $2.5 million relating to amounts owed to the Transportation Security Administration (“TSA”) for both the Aviation Security Infrastructure fees and passenger service fees collected from passengers. The Emergency War Supplemental Appropriation Act of 2003 provides for aid payments to airlines in relation to amounts of such fees and charges remitted to the TSA. The regulations under which such funds will be disbursed to the airlines are currently being formulated by the TSA, and the amount of benefits that the Company may receive under this program has not been determined.

Subsequent Events

In conjunction with the Company’s code share agreement with Frontier, the Company commenced the operation of one new route from the Company’s Denver hub to Wichita, Kansas effective November 1, 2003.

Effective October 17, 2003, the Company and Dallas-based Greyhound announced the introduction of FlightLink® transportation service between Denver International Airport, Colorado and Cheyenne Airport, Wyoming, Fort Collins / Loveland Airport, Colorado and Laramie Airport, Wyoming. FlightLink, a ground service operated by Greyhound, will transport customers between airport terminal ramps and the Company’s gates located at the Denver International Airport ‘A’ concourse.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, revenues and expenses during the reporting period and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates. For a discussion of the Company’s critical accounting policies and estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which is hereby incorporated by reference.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Treasurer, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Treasurer, concluded that the Company’s internal controls over financial reporting were effective in ensuring that material information relating to the Company with respect to the period covered by this report were made known to them. During our most recent fiscal quarter, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

At December 31, 2002, the Company had three notes payable to The CIT Group/Equipment Financing, Inc. (“CIT”) with interest at 8.7% to 9.08%, totaling $5.0 million, for financing of three of its Brasilia aircraft, of which $214,000 was in arrears. In April 2003, the Company combined and modified the notes to provide for reduced monthly payments through March 2008 at an interest rate of LIBOR plus 275 basis points. The Company made substantially reduced payments to CIT on the combined and modified notes for May through September 2003. The Company received a formal Notice of Default from CIT on July 2, 2003. As of the date of this report, the amount of the CIT debt was $4.8 million, of which $0.4 million was in arrears.

On December 31, 2002, the Company entered into a restructuring agreement with Raytheon regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and 1900D aircraft fleet. The Company did not make payments to Raytheon required by the restructuring agreement and was not in compliance with certain financial covenants from February through October 2003. Raytheon waived this noncompliance through July 31, 2003. The Company has been making partial monthly payments since February 2003. As of the date of this report, the amount of the Raytheon debt as accounted for under SFAS 15 is $118.7 million, of which $5.0 million is in arrears. See “Liquidity and Capital Resources” for a further description of the Company’s 2002 restructuring agreement with Raytheon.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Airport/Airport Facilities Lease Agreement, dated November 1, 1989, by and between Minneapolis-St. Paul Airport and the Company. (1)

10.2	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

10.3	1993 Director Stock Option Plan. (1)

10.4	Great Lakes Aviation, Ltd. Employee Stock Purchase Plan. (1)

10.5	Restructuring Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.6	Group A Return Conditions Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.7	Form of Promissory Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.8	Form of Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.9	Form of First Amendment to Lease Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.10	Deferral Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.11	Senior Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.12	Subordinated Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.13	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.14	Fourth Amendment to Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.15	Amended and Restated Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.16	Form of Lockup Agreement, dated December 31, 2002. (2)

10.17	Press Release, dated December 31, 2002. (2)

10.18	Settlement Agreement and Covenant Not to Execute, dated August 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.19	Deferral Agreement, dated November 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.20	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

10.21	Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

10.22	Letter Agreement, dated April 11, 2003, by and between Boeing Capital Corporation and the Company. Portions of this Exhibit have been excluded from the publicly available document, and an order granting confidential treatment of the excluded material has been requested. (2)

10.23	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Airlines, Inc. and the Company, (3)

10.24	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and an order granting confidential treatment of the excluded material has been requested. (3)

10.25	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Airlines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and an order granting confidential treatment of the excluded material has been requested. (4)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: November 13, 2003	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael L. Tuinstra
Michael L. Tuinstra
Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.