Form 10-K
period 2003-12-31
GREAT LAKES AVIATION LTD
filed 2004-03-23
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-23224

GREAT LAKES AVIATION, LTD.

(Exact name of registrant as specified in its charter)

Iowa	42-1135319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1022 Airport Parkway, Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (307) 432-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $936,224.

As of February 29, 2004 there were 14,071,970 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREAT LAKES AVIATION, LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

i

Forward-Looking Statements

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. (“Great Lakes” or the “Company”) notes that certain statements in this Form 10-K and elsewhere are forward-looking and provide other than historical information. The Company’s management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words, “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the statements contained in this Form 10-K or elsewhere should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

As more fully described in this report, important factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	the Company’s dependence on its code-sharing relationships with United Air Lines, Inc. (“United Air Lines” or “United”), which is undergoing reorganization under the United States Bankruptcy Code, and Frontier Airlines, Inc. (“Frontier Airlines” or “Frontier”);

2)	the outcome of United’s bankruptcy proceedings, including whether United amends or rejects its code share agreement with the Company;

3)	the Company’s ability to either:

(i)	return to, and remain in compliance with the Company’s existing debt and lease obligations, including those debt and lease obligations that were restructured as of December 31, 2002, or

(ii)	re-negotiate the Company’s debt and lease obligations to a level that the Company can reasonably service, based upon the Company’s current and projected cash flows;

4)	the effect of general economic conditions on business and leisure travel;

5)	the incidence of domestic and international terrorism and military actions;

6)	the level of passenger confidence in the safety of air travel;

7)	the volatility of fuel costs;

8)	seasonality of passenger traffic;

9)	the continued receipt of Essential Air Service subsidies at currently contemplated rates;

10)	the uncertainty concerning future insurance and security expenses; and

11)	the possibility of increased competition from other air carriers (including United) and from ground transportation.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and the Company does not undertake to update any forward-looking statements except as required by law in the normal course of its public disclosure practices.

PART I

Item 1.	BUSINESS

General

Great Lakes Aviation, Ltd. (“Great Lakes” or “Company”) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (“United Air Lines” or “United”) and Frontier Airlines, Inc. (“Frontier Airlines” or “Frontier”). As of February 29, 2004, the Company served 36 destinations in ten states to and from Denver, Colorado; three destinations in three states to and from Phoenix, Arizona; and two destinations in one state to and from Minneapolis, Minnesota.

General information about the Company can be found at www.greatlakesav.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through the Company’s web-site as soon as reasonably practicable after the Company has filed such reports with, or furnished them to, the United States Securities and Exchange Commission. Information on the Company’s web-site is not incorporated into, nor a part of, this Form 10-K or the Company’s other securities filings.

Essential Air Service Program

The Company derives approximately 33% of its total revenue from the Essential Air Service program (“EAS”), which is administered by the United States Department of Transportation (“DOT”). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”) which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies in order to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before the airline may terminate, suspend, or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. EAS rates are normally set for two-year contract periods for each city. Significant fluctuations in passenger revenues, as well as fluctuations in fuel pricing and other costs, may cause EAS routes to become unprofitable during these two-year terms.

At the end of the contract period for EAS service to a particular city, the DOT may request competitive proposals from other airlines. Proposals, when requested, are evaluated on, among other things, the level of service provided, the amount of subsidy requested, the fitness of the applicant, and comments from the communities served.

For the federal fiscal year ended September 30, 2001, the EAS budgeted subsidy funding level for the entire program was $50 million. In recognition of the impact of the terrorist attacks of September 11, and the contractual obligation to provide a fixed level of service to EAS communities by carriers receiving subsidies, Congress authorized the DOT to increase subsidy rates to compensate for reduced passenger revenues and higher level of expenses. Congress set the EAS funding level at $113 million for the fiscal year ended September 30, 2002 and at $113 million for the fiscal year ending September 30, 2003. As a result, the Company’s EAS revenues were approximately 36% ($30.6 million) of total revenue in 2002, up from 19% ($19.3 million) in 2001.

During 2003, the Company discontinued the provision of EAS service to six communities. As a result, the Company’s EAS revenues decreased to $25.1 million in 2003, down from $30.6 million in 2002. Due to decreases in other revenue categories, public service revenues still comprised approximately 33% of the Company’s total revenue in 2003, only slightly down from approximately 36% of total revenues in 2002. At March 15, 2004, the

Company served 24 essential air service communities on a subsidized basis. Of these, 19 communities were being served under closed DOT rate orders and the remaining five were in the process of negotiation.

United Air Lines and Frontier Airlines Code Share Relationships

United Air Lines. Prior to May 2001, the Company operated under the United Air Lines identity as a United Express carrier. Effective May 1, 2001, the Company and United transitioned the United Express relationship and entered into a code share agreement by which the Company is allowed to place the United Air Lines flight designator code on certain Great Lakes flights that connect with United flights in Denver and Phoenix.

On December 9, 2002, UAL, Inc. and its subsidiaries, including United, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the same time, United obtained an order from the bankruptcy court that allowed, but did not require, United to perform under its executory contracts relating to interline agreements, including United’s code share agreement with the Company.

In April 2003, the Company began negotiations with United to modify and extend the code share agreement beyond its original expiration date of April 30, 2004. During the negotiation process, United filed a pre-emptive motion in the bankruptcy court to reject the code share agreement. On July 11, 2003, the Company and United signed a Memorandum of Understanding outlining the terms of a proposed amendment to the code share agreement. On July 18, 2003, United withdrew its bankruptcy court motion to reject the code share agreement. Also effective on that date, the Company and United executed an amendment to the code share agreement that formalizes the current on-going relationship between the two companies.

Pursuant to the terms of the amendment to the code share agreement, the Company released its exclusive right to utilize the United Air Lines flight designator for five markets served by the Company with connecting service at United’s Denver hub. In exchange, certain code share restrictions, which had previously limited the Company’s ability to enter into code share and frequent flier programs with other airlines at the Denver hub, were removed. The Company and United also agreed on a payment structure for certain amounts owed by the Company to United. In addition, the amendment extended the term of the code share agreement through December 31, 2005 and, subject to the Company’s continued compliance with the code share agreement, United has conditionally agreed to further extend the term of the code share agreement through April 30, 2007. However, United retains the right to assume or reject the amended code share agreement at any time in connection with United’s ongoing bankruptcy proceedings. As of December 31, 2003, the Company was in compliance with United code share agreement, as amended.

Frontier Airlines. On May 3, 2001, the Company entered into a code share agreement with Frontier, which was implemented July 9, 2001. The Frontier agreement provides for the use of Frontier’s flight designator on Great Lakes’ flights connecting with Frontier’s flights in Denver. Accordingly, certain flights to and from Denver carry both the United Air Lines and Frontier Airlines flight designator as well as the Great Lakes flight designator. The Company’s code share agreement with Frontier remains in effect until terminated by either party upon at least 180 days prior written notice to the other party.

During 2003, the Company continued expansion of its code share relationship with Frontier. As a result, the Company commenced the operation of two new routes from the Company’s Denver hub to Rapid City, South Dakota and Grand Junction, Colorado, effective July 31, 2003 and August 1, 2003, respectively.

Other Relationships

On October 14, 2003, Greyhound Lines, Inc. (“Greyhound”) and the Company executed a Bus Services Agreement. Under the Bus Services Agreement, Greyhound will provide bus transportation services for the Company in order to transport Great Lakes passengers between specified airport origins and airport destinations. Implementation of the Bus Services Agreement is currently pending final approval from the Transportation Security Administration.

Markets

As of December 31, 2003, the Company operated 91 departures daily from Denver, two departures daily from Minneapolis, and three departures daily from Phoenix.

During the first quarter of 2003, the Company discontinued service to and from the communities of Manistee, Ironwood, and Iron Mountain in the state of Michigan due to the DOT’s selection of another carrier to provide essential air services to those communities. On February 28, 2003, the Company also discontinued service to and from Oshkosh, Wisconsin after the community’s eligibility for EAS subsidy was terminated by the DOT. As a result of the discontinuance of service to and from the above-named communities, on March 1, 2003, the Company completed cessation of all operations at the Company’s former Chicago hub.

Effective September 2, 2003, the Company discontinued the operation of two routes from Minneapolis to Devil’s Lake, North Dakota and Jamestown, North Dakota due to the DOT’s selection of a different carrier to provide essential air services to these communities.

Marketing

The Company’s services are marketed primarily by means of the Company’s internet web-site, from listings in other computerized reservation systems, and through direct contact with travel agencies and corporate travel departments. The Company’s promotional programs emphasize the Company’s close affiliation with its code share partners and, in particular, the opportunity for the Company’s passengers to participate in the United Air Lines “Mileage Plus” frequent flyer program.

Yield Management

The Company closely monitors its inventory and pricing of available seats with yield management systems. These systems enable the Company’s revenue control analysts to examine the Company’s past traffic and pricing trends, and to estimate the optimal number of seats made available for sale at various fares. The analysts then monitor each flight to adjust seat allocations and booking levels, with the objective of maximizing the total revenue for each flight.

Charter and Freight Service

The Company uses its Beechcraft and Embraer Brasilia aircraft to provide charter services to private individuals, corporations, and athletic teams. The Company also carries freight, mail, and small packages on most of its scheduled flights. Revenues from the Company’s charter flights and freight air service were 2.6%, 4.0%, and 4.1% of the Company’s total revenues for the years ended December 31, 2003, 2002, and 2001, respectively.

During 2003, 2002, and 2001, all of the Company’s leased Beechcraft 1900C aircraft were dedicated to providing service under a United States Postal Service subcontract for carriage of mail to certain markets. Due to highly competitive bidding by other air carriers at rates that were not economically feasible for the Company, the Company elected to allow the United States Postal Service subcontract to expire as of July 27, 2003. Revenues from the

Company’s subcontract with the United States Postal Service were 1.4%, 3.2%, and 2.9% of the Company’s total revenues for the years ended December 31, 2003, 2002, and 2001, respectively.

Competition

The Company competes for passenger traffic primarily with regional and major air carriers and ground transportation. The Company may also compete with other regional/small air carriers to provide Essential Air Service and receive subsidies for providing air service to small communities. The Company’s competition from other air carriers varies from location to location and, in certain areas, comes from regional and major carriers who serve the same destinations as the Company, but through different hub and spoke systems. The domestic airline industry has undergone major structural changes since the enactment of the Deregulation Act. Deregulation has made possible the rapid entry of competitors into the Company’s markets, and competitors are able to adjust fares rapidly to improve their competitive position. The Company could experience increased competition from existing competitors or from new entrants on one or more of the Company’s routes.

Almost all markets served by the Company are subject to a high degree of price competition, both from established carriers and low fare jet carriers. However, the Company believes that its ability to compete in its market areas is strengthened by its code share relationships with United and Frontier. The Company competes with other airlines by offering frequent flights, flexible schedules, and competitive fares. In addition, the Company’s competitive position benefits from the large number of participants in the United Air Lines “Mileage Plus” frequent flyer program. These participants receive mileage credits on flights operated by Great Lakes under its own identity and on connecting flights with United. Passengers may also redeem mileage credits for travel on Great Lakes flights and on United flights.

Aircraft

As of December 31, 2003, the Company’s fleet consisted of 33 Beechcraft Model 1900D 19-passenger aircraft and seven Embraer Brasilia Model 120 30-passenger aircraft. The Company also has two Beechcraft Model 1900C aircraft that were used exclusively for freight operations.

Beechcraft Aircraft. The Beechcraft 1900D aircraft are pressurized, radar equipped, and offer a 300-mile per hour cruising speed for 19 passengers, plus cargo, with a range of 850 miles. The Beechcraft 1900D aircraft is widely regarded by airlines as an efficient and reliable aircraft for regional service. At December 31, 2003, the Company owned 32 and leased one of the passenger-configured Beechcraft 1900D aircraft. The Company leased both of the Beechcraft 1900C aircraft.

Because of the reduction in demand for air service following the events of September 11, 2001, the Company decided to retire seven of its Beechcraft 1900D aircraft. The Company returned four of the owned Beechcraft 1900D aircraft to Raytheon Aircraft Credit Corporation during 2003. The Company will return the remaining two owned and one leased Beechcraft 1900D aircraft during 2004, after which the Company will have 30 Beechcraft 1900D aircraft remaining in its fleet.

Due to the expiration of the Company’s contract with the United States Postal Service to carry mail for certain markets, the Company has elected to terminate the leases for the two Beechcraft 1900C aircraft and will return the aircraft not later than the second quarter of 2004.

Embraer Brasilia Aircraft. The 30-passenger Embraer Brasilia aircraft are equipped with advanced avionics, have restrooms, are staffed with a flight attendant, and offer a 330-mile per hour cruising speed with a range of 750 miles. At December 31, 2003, four of the Embraer Brasilia aircraft were owned by the Company and three were leased. In November 2003, the lease for one Embraer Brasilia aircraft expired. As of December 31, 2003, the

Embraer Brasilia aircraft under the expired lease was awaiting return to the lessor, and in January 2004, the Company returned the aircraft to the lessor.

At December 31, 2003, four of the Company’s seven Embraer Brasilia aircraft were in scheduled service. The Company intends to increase the number of Embraer Brasilia aircraft in scheduled service beginning in July 2004, as warranted by passenger demand. The Company believes that there will be greater opportunities to deploy these aircraft as the larger airlines reduce service to small cities that are unprofitable for their regional jet aircraft.

A summary of the Company’s operating aircraft as of December 31, 2003 and 2002 is as follows:

	2003			2002
	Beechcraft 1900C	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900C	Beechcraft 1900D	Embraer Brasilia
Owned	—	32	4	—	36	4
Operating leases	2	1	3	2	1	3

	2	33	7	2	37	7

As of December 31, 2003, the average age of the Company’s aircraft was approximately nine years and as of December 31, 2002, the average age of the Company’s aircraft was approximately eight years.

Maintenance

The Federal Aviation Administration (“FAA”) mandates periodic inspection and maintenance of commercial aircraft. The Company performs most of the maintenance and inspection of its aircraft and engines (except engine overhaul) using its own personnel. Heavy maintenance bases are located at Cheyenne, Wyoming; Huron, South Dakota; and Grand Island, Nebraska. Line maintenance is also performed in Denver, Colorado. Parts and supplies inventories are also maintained at these locations to promote the mechanical dispatch reliability of the fleet. The Company also maintains an inventory of spare engines and propellers for its fleet to allow for minimal downtime during major overhauls. The Company internally performs overhaul of selected aircraft components for its fleet.

In October 2001, Great Lakes became the first operator of Beechcraft 1900D aircraft with Pratt & Whitney PT6A-67D engines to be authorized by the FAA to maintain its engines on an “on-condition” basis. As part of the Company’s Restructuring Agreement with Raytheon Aircraft Credit Corporation (see “Liquidity” below), the Company has agreed that it will enter into an engine reserve funding plan with a third party vendor in order to cover the next complete overhaul performed on each Beechcraft 1900D engine after the engine completes the current refurbishment cycle.

Fuel

The Company has not experienced difficulty with fuel availability and expects to continue to be able to obtain fuel in quantities sufficient to meet its future requirements. The Company contracts directly with refiners for the purchase of a portion of its aircraft fuel requirements. However, standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, an increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues, could have a material adverse impact on the Company’s future operating results. During 2003, the Company’s average price of fuel, including taxes and plane service fees, was $1.23 per gallon, as compared to $1.11 in 2002 and $1.25 in 2001. At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease the Company’s fuel expense by approximately $97,000 annually.

Liquidity and Financing

Beginning in 2001, the airline industry suffered substantial declines in revenue as demand for air service fell due to a variety of factors, including terrorism and general economic trends. As a result, the Company, like most air carriers, incurred substantial losses during 2001 and 2002. As of December 31, 2002, the Company had exhausted its available sources of working capital and was in arrears in payments to almost all the institutions providing lease or debt financing for the Company’s aircraft.

The Company is focused on achieving a level of debt service that is sustainable by the Company’s cash flows. On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon Aircraft Credit Corporation (“Raytheon”) which enabled the Company to substantially reduce its outstanding debt and lease debt obligations to Raytheon, reduce the Company’s monthly debt and lease payments, and return surplus aircraft. The Company plans to continue to seek additional sources of permanent capital, when feasible. However, it is unlikely that such additional capital will be available until the Company and the airline industry appear capable of returning to a continuing level of profitability. If the Company is unable to generate adequate funding through either improved financial performance or a combination of additional financing and further settlements with creditors, the Company may be required to make further reductions in operating levels and develop other alternatives to provide sufficient operating funds. No assurances can be made that the Company will be successful in finding financing alternatives or that the Company’s creditors will not impose conditions that result in a further corporate restructuring or a cessation of operations.

During 2003, the Company was unable to generate sufficient cash flow to service the Company’s outstanding debt and lease obligations, including the restructured financing agreements.

At December 31, 2003, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Furthermore, the Company cannot determine with a high degree of confidence that it will be able during 2004 to generate sufficient cash flows in order to make the required payments or remain in compliance with its aircraft debt and leases agreements. Therefore, the amount of long-term debt that would otherwise be due after one year is shown on the Company’s balance sheet as long-term obligations classified as current.

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations. As discussed in Note 1 to the financial statements, the Company has suffered significant losses in the years ended December 31, 2002 and 2001, and had liabilities in excess of assets at December 31, 2003.

The independent auditor’s report dated March 10, 2004 on the Company’s financial statements states that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

Restructuring Agreement with Raytheon

On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and Beechcraft 1900D aircraft fleet. In addition, the Restructuring Agreement also provided for the return of certain aircraft to Raytheon in exchange for the extinguishment of outstanding debt and lease liabilities associated with such aircraft.

Return of Beechcraft 1900D Aircraft. The Company agreed to return seven Beechcraft 1900D aircraft to Raytheon during 2003 in exchange for the cancellation and extinguishment of one operating lease and six promissory notes.

During 2003, the Company returned four Beechcraft 1900D aircraft, with a net book value of $9.9 million, in exchange for the cancellation and extinguishment of four promissory notes. As a result, the Company has reduced its outstanding aircraft debt and accrued interest by $13.6 million and recorded net gains from extinguishment of debt in the amount of $3.7 million.

The Company is scheduled to return the remaining two owned and one leased Beechcraft 1900D aircraft during 2004. The Company will be responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the Restructuring Agreement. Accordingly, as of December 31, 2003, the Company has recognized a liability of $2.3 million for such expenditures. Upon return of the three Beechcraft 1900D aircraft to Raytheon in 2004, the Company expects to reduce the net book value of its owned aircraft by approximately $4.9 million, further reduce its outstanding aircraft debt and lease liabilities by $8.3 million, and record gains from extinguishment of debt and lease obligation of approximately $3.4 million.

Refinancing of Aircraft Debt. The Company obtained restructured financing for 30 of the Company’s Beechcraft 1900D aircraft by executing new and amended promissory notes that are secured by the aircraft (the “Aircraft Debt”). In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”), the Company has accounted for the restructuring of this Aircraft Debt as a troubled debt restructuring. SFAS 15 states that, in a troubled debt restructuring, the debtor shall not reduce the carrying amount of the existing debt on the debtor’s books unless the carrying amount of the existing debt exceeds the total future cash payments of the new debt under the restructured terms. The effects of any changes in the face amount or interest rate must be amortized in future periods by reducing interest expense to an effective interest rate that equates the net present value of the future cash payments under the terms of the restructured debt to the carrying value on the debtor’s books.

At December 31, 2002, the outstanding principal of the Aircraft Debt was $75 million, while the total future cash flows for the 30 Aircraft Debt promissory notes was estimated to be $95.7 million. In accordance with the provisions of SFAS 15, the Company recorded the Aircraft Debt on its books in the amount of $95.7 million. The $20.7 million difference (the “Aircraft Debt SFAS 15 Amount”) between the $95.7 million carrying value of the Aircraft Debt and the $75 million principal amount of the Aircraft Debt is being amortized as a reduction to the Company’s interest expense over the ten-year term of the Aircraft Debt.

During 2003, the Company made principal payments of $2.8 million on the Aircraft Debt. In addition, the Company made payments of interest in the amount of $1.9 million. In accordance with procedures set forth in SFAS No. 15, the Company accounted for the payments of interest as a reduction of the Aircraft Debt SFAS 15 Amount. As of December 31, 2003, the outstanding principal amount of the Aircraft Debt was $72.2 million, while the carrying value of the Aircraft Debt on the Company’s books (which includes the current balance of the Aircraft Debt SFAS 15 Amount) was $91.0 million.

As of December 31, 2003, the Company was in arrears on payments of interest on the Aircraft Debt in the amount of $1.7 million. When the interest is actually paid, and in accordance with the procedures set forth in SFAS No. 15, the Company will account for the payment of the accrued interest as a reduction of the Aircraft Debt SFAS 15 Amount.

Modification of Beechcraft 1900C Aircraft Operating Leases. The Restructuring Agreement reduced the monthly lease payments for the two Beechcraft 1900C aircraft operating leases. In addition, $384,000 of unpaid lease payments on the two leases was contractually extinguished. However, in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, the Company has retained the $384,000 liability on the Company’s books and has been amortizing the liability amount over the remaining terms of the leases.

The two Beechcraft 1900C aircraft were dedicated to providing service under a United States Postal Service subcontract for carriage of mail to certain markets. Due to highly competitive bidding by other air carriers at rates that were not economically feasible for the Company, the Company elected to allow the United States Postal Service subcontract to expire as of July 27, 2003. As a result, the Company elected to terminate the leases for the two Beechcraft 1900C aircraft and to return the aircraft to Raytheon. The Company is scheduled to return the two aircraft during the second quarter of 2004, at which time the leases will terminate and the Company will write-off any remaining lease liability, including any unamortized balance of the above-mentioned amount.

Other Debt Restructuring. Under the Restructuring Agreement, the outstanding principal and accrued interest amounts on various non-aircraft debt was restructured into three new promissory notes (the “Non-Aircraft Debt”) with a combined total principal amount of $11.5 million and a carrying value on the Company’s books, in accordance with SFAS 15, of $12.8 million. During 2003, the Company made principal payments of $0.4 million on the Non-Aircraft Debt and increased the outstanding principal balance by deferred interest in the amount of $0.2 million. As of December 31, 2003, the carrying value of the Non-Aircraft Debt on the Company’s books was $12.6 million, while the outstanding principal amount of the Non-Aircraft Debt was $11.5 million.

Equity Interest and Board of Director Observer Rights. As further consideration for the concessions granted by Raytheon in the Restructuring Agreement, the Company issued 5,371,980 shares of the Company’s common stock to Raytheon, representing an approximate 38.2% interest in the Company’s outstanding shares of common stock. In addition, the Company granted Raytheon observer rights for the Company’s Board of Directors, but without any right to vote or enter into any discussions at any Board of Directors meetings.

Registration Rights. The Restructuring Agreement required the Company to file a shelf registration statement with the Securities and Exchange Commission in order to permit Raytheon to resell the shares of Company Common Stock issued to Raytheon under the Restructuring Agreement. As of the date of this report, the shelf registration statement has not yet been filed.

Independent Directors. The Company was required to appoint two new directors unaffiliated with either the Company or Raytheon by March 31, 2003. One such independent director was appointed in the fall of 2002. As of the date of this report, the second independent director has not yet been appointed.

Mandatory Prepayments. The Company is required to prepay amounts outstanding under the Company’s notes held by Raytheon in an amount equal to 50% of the “excess cash flow” for that fiscal year. “Excess cash flow” means cash flow from the Company’s operations, less (a) capital expenditures, (b) payments of funded indebtedness for or made during such fiscal year, and (c) $250,000. During the fiscal year 2003, the Company did not have any excess cash flows and was not required to make mandatory prepayments.

Ongoing Compliance. The debt payments to be made under the Restructuring Agreement were closely aligned with the Company’s forecasted cash flows at the time the Restructuring Agreement was negotiated. During 2003, shortfalls from forecasted cash flows resulted in the Company’s inability to make the scheduled payments. In addition, there are significant uncertainties regarding the Company’s ability to achieve sufficient cash flows in the future due to a variety of factors beyond the Company’s control. Such factors include, but are not limited to, the outcome of United Air Lines’ reorganization in bankruptcy, the volatility of fuel prices, reduced passenger demand, continued political and economic instability in Iraq and the Middle East, continued participation in the EAS program, and general economic conditions.

As of December 31, 2003, the Company was in arrears on payments of principal and interest for the Aircraft Debt in the amount of $4.7 million and was not in compliance with certain other covenants contained in the Restructuring Agreement. Raytheon has granted a letter waiving the foregoing defaults until March 31, 2004.

Other Financing

Boeing Capital Corporation. The Company leases two of the Company’s Embraer Brasilia aircraft under aircraft lease agreements with Boeing Capital Corporation (“Boeing”). At December 31, 2003, the Company was in arrears on its aircraft rental obligations under these leases in the amount of $5.2 million. The Company has also recorded a liability to Boeing in the amount of $0.5 million for accrued penalty interest on the missed lease payments. The Company is engaged in ongoing negotiations with Boeing with respect to the Company’s default under the terms of the aircraft lease agreements.

CIT. At December 31, 2002, Great Lakes had three notes payable to CIT Aerospace, formerly The CIT Group/Equipment Financing, Inc. (“CIT”), for the financing of three of the Company’s Embraer Brasilia aircraft. The three notes, with a combined outstanding principal of $5.0 million, were payable at interest rates ranging from 8.7% to 9.08%. In April 2003, the Company executed an Amended Note that combined the three notes and modified the terms to provide for reduced monthly payments at an interest rate of LIBOR plus 275 basis points. The Amended Note will mature in December 2007. As of December 31, 2003, the Company was in arrears on payments of principal on the Amended Note in the amount of $0.3 million.

FINOVA. In August 2002, the Company entered into a Settlement Agreement with FINOVA Capital Corporation (“FINOVA”), whereby the Company agreed to pay to FINOVA a total of $0.7 million, with interest at 10%, over a period of 48 months in settlement of amounts owed by the Company on the return of one leased Embraer Brasilia aircraft. During 2003, the Company was current on all payments of principal and interest under that agreement, resulting in an outstanding principal balance of $0.5 million as of December 31, 2003.

In November 2002, the Company entered into a Deferral Agreement with FINOVA with respect to a second leased Embraer Brasilia aircraft, whereby the Company agreed to pay reduced lease payments through the end of the aircraft lease. The lease terminated on November 1, 2003, and the Company returned the second Embraer Brasilia aircraft to FINOVA in January 2004. The Company will be responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the FINOVA lease agreement. Accordingly, as of December 31, 2003, the Company has recognized a liability of $0.2 million for such expenditures. In addition, as of December 31, 2003, the Company had accrued lease payments, together with accrued penalty interest, in the amount of $1.4 million with respect to the second aircraft lease. FINOVA and the Company have agreed to negotiate a settlement of amounts due under the aircraft lease agreement and for any deficiencies in the operating condition of the second returned aircraft.

Employees

At February 29, 2004, the Company had 626 full-time and 241 part-time active employees as compared to 674 full-time and 222 part-time active employees at March 31, 2003, as follows:

	February 29, 2004	March 31, 2003
Classification
Pilots	218	233
Station personnel	411	417
Maintenance personnel	142	152
Administrative and clerical personnel	62	66
Flight attendants	14	8
Management	20	20

Total employees	867	896

Approximately 41% of the Company’s employees are represented by unions.

The Company’s pilots are represented by the International Brotherhood of Teamsters. The Company’s agreement with the pilots became amendable October 30, 2000, and the Company and the union are negotiating to achieve an agreement. The members of the union have authorized a strike at some future date if an agreement is not reached. However, before any work stoppage can occur, the Federal Mediation Board must release the participants to self-help, followed by a 30-day cooling off period.

The Company’s flight attendants are also represented by the International Brotherhood of Teamsters, and the Company’s agreement with the flight attendants became amendable April 1, 2002. Negotiations with the flight attendants are inactive at the present time.

The Company’s mechanics and maintenance clerks are represented by the International Association of Machinists. The Company’s agreement with the mechanics becomes amendable November 1, 2005, and the Company’s agreement with the maintenance clerks became amendable March 1, 2002. Negotiations with the maintenance clerks are inactive at the present time.

In 2003, the Company’s dispatchers voted to be represented by the International Brotherhood of Teamsters. As of February 29, 2004, the Company and the dispatchers were in active negotiations for an initial labor agreement.

Regulation

In accordance with the provisions of the Federal Aviation Act of 1958, as amended (the “1958 Act”), the Company is an air carrier subject to regulation by the DOT, primarily with respect to economic matters. As a commuter air carrier, the Company is licensed under Part 298 of the Economic Regulations of the DOT.

The Company holds an air carrier operating certificate issued by the Federal Aviation Administration (“FAA”) pursuant to Part 121 of the FAA’s regulations. To ensure compliance with its regulations, the FAA requires that an airline obtain an operating certificate and operations specifications for each particular aircraft and type of operations conducted by the carrier, all of which are subject to suspension or revocation for cause. As a result, the Company is subject to the jurisdiction of the FAA with respect to the Company’s operations, aircraft maintenance, and safety related matters, including, but not limited to, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel, and other matters affecting air safety.

The Deregulation Act eliminated many regulatory constraints so that airlines became free to set fares and, with limited exceptions, to establish domestic routes without the necessity of seeking government approval. The DOT is still authorized to establish consumer protection regulations in order to: prohibit certain pricing practices; mandate conditions of carriage; and make ongoing determinations of a carrier’s fitness, willingness, and ability to properly and lawfully provide air transportation. The DOT also has the power to bring proceedings to enforce its regulations under the 1958 Act and seek penalties, including the assessment of civil penalties, the revocation of operating authority, and criminal sanctions.

The Aviation and Transportation Security Act requires the adoption of certain security measures by airlines and airports, including the screening of passengers and baggage. The new security measures are being partially funded by a $2.50 per flight segment tax on tickets. The Company is responsible for certain security costs above this level.

The Company is subject to the jurisdiction and regulations of the Federal Communications Commission regarding the use of the Company’s radio facilities. In addition, local governments and authorities in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement, curfews, and use of airport facilities. The Company believes that it is in compliance with all such regulations.

Insurance

The Company carries the types and amounts of insurance that are required by the DOT and are customary in the regional airline industry, including coverage for public liability, property damage, aircraft loss or damage, baggage and cargo liability, and workers’ compensation.

As a result of the September 11 terrorist attacks, aviation insurers have significantly increased premiums for all aviation coverage while dramatically reducing the amount of coverage available for war-risk occurrences. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act (“Stabilization Act”) provided U.S. air carriers with the option to purchase certain war-risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available in the private market. The Company has purchased this coverage and anticipates renewing it for as long as the coverage is available from the United States government. The airlines and insurance industries, together with the United States and other governments, are continuing to evaluate both the cost and options for providing coverage of aviation insurance. The Company anticipates that it will follow industry practices with respect to sources of insurance. The Company believes that its insurance is adequate as to amounts and risks covered. There can be no assurance, however, that the limits of the Company’s insurance will be sufficient to cover any catastrophic loss.

RISK FACTORS RELATING TO THE COMPANY AND THE AIRLINE INDUSTRY

Financial Condition of the Company

As discussed in Note 1 to the financial statements, the Company suffered significant losses in the years ended December 31, 2002 and 2001, and had liabilities in excess of assets at December 31, 2003. As a result, continued operating losses in future years could negatively impact the Company’s ability to continue as a going concern.

Dependence on Relationship with United Air Lines

Currently, the Company estimates that approximately 55% of Great Lakes’ passenger traffic connects with United Air Lines flights. As a result of the Company’s relationship with United Air Lines, the Company’s business is sensitive to events and risks affecting United. If adverse events affect United’s business, the Company’s business is also adversely affected. Such events include the outcome of United’s bankruptcy reorganization, changes in United’s business plan or model, employee strikes or job actions, significant curtailment of services, and terrorist events. However, to the extent that the Company is successful in developing both its own identity on its operating system and its code share relationship with Frontier Airlines, the Company will reduce its dependence on United Air Lines and mitigate the effects of any adverse events that are related solely to United Air Lines.

Terrorist Events

The Company is sensitive to changes in the economy and airline industry which are the result of, or related to, past and future terrorist attacks. Such changes include, but are not limited to, the impact of additional airline and security charges on Company costs, reduced customer demand for travel, the cost and availability of war-risk and other aviation insurance (including the federal government’s provision of third party war-risk coverage), and the possibility of additional terrorist events that could cause further customer aversion to air travel.

War

War or other military action by the United States of America or other countries could have a significant effect on passenger traffic.

Dependence on Essential Air Service Revenues

In 2003, 33% of the Company’s revenues were received as EAS subsidies. EAS subsidies are expected to remain a significant portion of the Company’s revenues in 2004 and future years. Changes in DOT policies with regard to payment of subsidies and any reduction or loss of subsidies could have a substantial negative impact on the Company. The DOT awards EAS contracts through competitive bidding and the Company could lose any of its EAS contracts to the Company’s competitors. In addition, the DOT has the right to cancel EAS contracts if it determines that the communities served by such contracts are no longer eligible. At March 15, 2004, the Company served 24 EAS communities on a subsidized basis. Of these, 19 communities were being served under closed DOT rate orders and the remaining five were in the process of negotiation.

Effect of General Economic Conditions

The airline industry is significantly affected by general economic conditions. During recent recessions, most airlines reduced fares in an effort to increase traffic. Economic and competitive conditions in the airline industry have contributed to a number of bankruptcies and liquidations among airlines. A worsening of current economic conditions, or an extended period of recession, whether nationally or regionally, would have a material adverse effect on the Company’s operations. See “Forward-Looking Statements” at the front of this report.

Fuel Costs

Fuel is a major component of the Company’s operating expenses. The Company does not hedge its fuel purchasing costs. The Company’s cost of fuel varies directly with market conditions, and the Company has no guaranteed long-term sources of supply. Generally, the Company intends to follow industry trends by raising fares in response to significant fuel price increases. However, the Company’s ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions. Accordingly, a reduction in the availability of, or an increase in, the price of fuel could have a material adverse effect on both the Company’s cash flow from operations and the Company’s profitability. As of February 29, 2004, the Company’s average cost for fuel has already increased to $1.33 per gallon, an 8% increase from $1.23 per gallon as of December 31, 2003.

Weather

The Company’s volume of passenger traffic and amount of operating costs can be negatively impacted by adverse weather conditions and air traffic control related constraints.

Default Under Financing Agreements

At December 31, 2003, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. As a result, a creditor could declare the Company in default and demand immediate payment of all amounts owed by the Company to the creditor.

Control by Principal Stockholders

Raytheon, the Company’s principal creditor, owns 5,371,980 shares of the Company’s common stock, representing an approximate 38.2% interest in the Company’s outstanding shares of common stock. Raytheon acquired the shares in consideration for concessions granted by Raytheon pursuant to the Restructuring Agreement.

Mr. Douglas G. Voss, Chairman of the Board of the Company, beneficially owns or controls approximately 40.5% of the outstanding shares of the Company’s common stock, including shares owned by Ms. Gayle R. Brandt. Pursuant to a Marital Dissolution Stipulation and Property Settlement, Ms. Brandt granted to Mr. Voss an Irrevocable Proxy to vote her shares of the Company’s common stock. Mr. Voss retains the right to vote Ms. Brandt’s shares until June 28, 2010.

Accordingly, Mr. Voss and Raytheon are in a position to control the management and affairs of the Company.

Noncompliance with the NASDAQ Continued Listing Requirements

The Company’s Common Stock was de-listed from the Nasdaq SmallCap Market on August 14, 2002. As a result of the de-listing, the Company’s Common Stock has become subject to certain rules of the SEC relating to “penny stocks”. These rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser’s prior written consent for a purchase transaction, thus restricting the ability to purchase or sell the securities in the open market. Trading of the Company’s Common Stock is conducted on the OTC Bulletin Board, which was established for securities that do not meet NASDAQ listing requirements. Consequently, trading the Company’s Common Stock may be more difficult because of lower trading volumes, transaction delays, and reduced security analyst and news media coverage of the Company. These factors could also contribute to lower prices and larger spreads in the bid and ask prices for the Company’s Common Stock.

Item 2.	PROPERTIES

At December 31, 2003, the Company leased gate and ramp facilities at 40 airports where ticketing and passenger loading and unloading are handled by Company personnel. Payments to airport authorities for ground facilities are based on a number of factors, including the amount of space used and flight volume. The Company also leases aircraft hangar space for maintenance operations at three of the locations it serves.

Effective January 1, 2000, the Company entered into a lease in Cheyenne, Wyoming, for approximately 42,000 square feet of space for administration and maintenance needs. In 2000, the Company constructed an additional leased facility in Cheyenne. This facility is approximately 54,000 square feet and is used for administrative, flight operations, maintenance offices, maintenance, and hangar space.

The Company believes that it has adequate facilities for the conduct of its current and planned operations.

Item 3.	LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit arising from a gear-up landing of one of the Company’s Beechcraft 1900D aircraft at O’Hare International Airport in Chicago, Illinois on February 10, 2001. Seven plaintiffs filed suit against the Company, United Air Lines, Inc., and the flight crew of the aircraft. The complaint alleges that the plaintiffs suffered personal injuries as passengers aboard the aircraft when the pilots allegedly landed the aircraft without extending the landing gear. The Company’s insurance carrier is providing for the Company’s defense in the lawsuit, and the Company believes that any claims that arise from the accident which are not covered by insurance will not have a material adverse effect on the Company.

The Company is a party to several routine pending legal proceedings, none of which management believes are material to the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the three-month period ended December 31, 2003.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded under the symbol “GLUX.OB” on the Over-the-Counter Bulletin Board (the “OTCBB”). The Company’s Common Stock began trading on January 19, 1994, the date of its initial public offering. The initial public offering price of the Company’s Common Stock was $11.00 per share. On August 14, 2002, the Company’s common stock was de-listed from the NASDAQ SmallCap Market as a result of the failure to maintain an average stock price of at least $1 per share.

The following table sets forth the range of high and low sale prices for the Company’s Common Stock for each of the fiscal quarters for the past two years as reported by Nasdaq and the OTCBB. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

Stock Quotations	High	Low
2003:
First quarter	$0.47	$0.12
Second quarter	0.45	0.16
Third quarter	0.55	0.25
Fourth quarter	0.60	0.16

2002:
First quarter	$0.64	$0.36
Second quarter	0.87	0.35
Third quarter	0.46	0.16
Fourth quarter	0.46	0.12

As of December 31, 2003, the Company had approximately 354 record holders of its Common Stock.

The transfer agent for the Company’s Common Stock is Wells Fargo Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

The Company has not paid any dividends on its Common Stock since its initial public offering in January 1994. The Company expects that, for the foreseeable future, it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operating and financial condition of the Company, and any applicable restrictive debt and lease covenants. Under the Restructuring Agreement, the Company is prohibited from paying dividends until after December 31, 2005.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities of the Company during the period covered by this Form 10-K.

Item 6.	SELECTED FINANCIAL AND OPERATING DATA

The following statement of operations and balance sheet data as of, and for each of, the years in the five-year period ended December 31, 2003 are derived from the Company’s financial statements. The financial statements for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 have been audited by KPMG LLP. The financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, and the report thereon, are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto included elsewhere in this Form 10-K. The financial statements and selected data do not include any adjustments that might result from the outcome of the uncertainty over the Company’s ability to continue as a going concern.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands of $, except per share and selected operating data)
Statement of Operations Data:
Passenger and public service revenues	$73,770	$81,330	$97,030	$126,914	$122,890
Other revenues	1,991	3,399	4,410	6,676	8,480

Total operating revenues	75,761	84,729	101,440	133,590	131,370

Operating expenses:
Salaries, wages and benefits	22,668	25,856	31,124	35,162	33,037
Aircraft fuel	12,001	12,616	17,514	21,503	16,557
Aircraft repairs	10,322	12,740	15,122	17,491	17,478
Commissions	275	871	2,512	4,248	5,796
Depreciation and amortization	7,991	7,012	7,063	7,103	4,779
Aircraft rental	3,012	7,462	8,682	9,226	13,194
Other rentals and landing fees	4,349	5,780	6,363	7,808	6,504
Other operating expense	14,784	18,101	23,689	30,113	25,316
Impairment of assets and other property	—	5,470	—	—	—

Total operating expenses	75,402	95,908	112,069	132,654	122,661

Operating income (loss)	$359	$(11,179)	$(10,629)	$936	$8,709

Interest expense, net	(2,390)	(6,643)	(9,932)	(9,169)	(5,974)
Federal grant	—	—	1,927	—	—
Gain on insurance recovery	—	1,438	—	—	—
Gain (loss) on disposal of assets	152	—	—	—	(7)
Gain on extinguishment of debt	3,669	5,573	—	—	—

Income (loss) before income tax expense	1,790	(10,811)	(18,634)	(8,233)	2,728
Income tax expense (benefit)	—	—	—	(6)	—
Net income (loss)	$1,790	$(10,811)	$(18,634)	$(8,239)	$2,728

Net income (loss) per share: Basic and Diluted
Basic	$0.13	$(1.24)	$(2.15)	$(0.95)	$0.32
Diluted	$0.13	$(1.24)	$(2.15)	$(0.95)	$0.29

Average number of common shares outstanding:
Basic	14,061	8,698	8,658	8,646	8,634
Diluted	14,061	8,698	8,658	8,646	9,336

Balance Sheet Data:
Working capital (deficit)	$(128,614)	$(147,246)	$(121,820)	$(10,366)	$(3,112)
Total assets	117,778	136,182	132,111	143,179	148,876
Long-term debt and long-term debt classified as current	98,894	120,531	4,727	96,054	98,701
Stockholders’ equity (deficit)	(25,361)	(27,158)	(18,496)	130	8,619

	Year Ended December 31,
	2003		2002		2001		2000		1999
Selected Operating Data:
Available seat miles (in thousands) (1)	328,904		358,541		428,707		525,872		526,095
Revenue passenger miles (in thousands) (2)	126,064		134,236		200,536		265,589		265,733
Revenue passengers carried	453,396		505,176		811,217		1,117,576		1,057,798
Departures flown	70,928		84,933		102,379		126,770		133,423
Passenger load factor (3)	38.3%		37.4%		46.8%		50.5%		50.5%
Break-even passenger load factor (4)	36.7%		45.3%		58.0%		52.9%		49.1%
Average yield per revenue passenger mile (5)	38.6	¢	37.8	¢	38.8	¢	42.2	¢	40.1	¢
Operating cost per available seat mile (6)	22.9	¢	25.2	¢	26.1	¢	25.2	¢	23.3	¢
Average passenger fare (7)	$107.39		$100.39		$95.87		$100.25		$100.83
Average passenger trip length (miles) (8)	278		266		247		238		251
Aircraft in service (end of period)	42		46		52		52		52
Destinations served (end of period)	40		44		48		57		67

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.

(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.

(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.

(4)	“Break-even passenger load factor” represents the percentage of available seat miles which must be flown by revenue passengers at the average yield (net of commissions and fees) for airline operations to break even.

(5)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.

(6)	“Operating cost per available seat mile” represents operating expenses divided by available seat miles.

(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.

(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The discussion and analysis throughout this report contains certain forward-looking terminology such as “believes,” “anticipates,” “will,” and “intends” or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company’s securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein and in other reports filed by the Company with the Securities and Exchange Commission. See “Forward-Looking Statements” at the front of this report for a discussion of the Company’s financial condition.

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981. Beginning in April 1992, the Company operated as a United Express carrier under a cooperative marketing agreement with United Air Lines, which was transitioned to a code share relationship on May 1, 2001. The Company now operates under its own name and as a code sharing partner with United Air Lines and Frontier Airlines. As of February 29, 2004, the Company provided passenger service to 40 airports in 11 states with 1,293 scheduled departures each week.

Results of Operations

(dollars in thousands)

	For the Years Ended December 31
	2003				2002				2001
	Amount	Cents Per ASM		% Increase (decrease) from 2002	Amount	Cents Per ASM		% Increase (decrease) from 2001	Amount	Cents Per ASM
Operating revenues
Passenger	$48,691			(4.0)%	$50,716			(34.8)%	$77,754
Public service	25,079			(18.1)	30,614			58.8	19,276
Other	1,991			(41.4)	3,399			(22.9)	4,410

Total operating revenues	$75,761			(10.6)%	$84,729			(16.5)%	$101,440

Salaries, wages, and benefits	$22,668	6.9	¢	(12.3)%	$25,856	7.2	¢	(16.9)%	$31,124	7.3	¢
Aircraft fuel	12,001	3.6		(4.9)	12,616	3.5		(28.0)	17,514	4.1
Aircraft maintenance materials and component repairs	10,322	3.1		(19.0)	12,740	3.6		(15.8)	15,122	3.6
Commissions	275	0.1		(68.5)	871	0.2		(65.3)	2,512	0.6
Depreciation and amortization	7,991	2.4		14.0	7,012	2.0		(0.7)	7,063	1.6
Aircraft rental	3,012	0.9		(59.6)	7,462	2.1		(14.1)	8,682	2.0
Other rentals and landing fees	4,349	1.3		(24.8)	5,780	1.6		(9.2)	6,363	1.5
Other operating expense	14,784	4.4		(18.3)	18,101	5.0		(23.6)	23,689	5.5
Impairment of assets and other property	—	0		(100.0)	5,470	1.5		100.0	—	0.0

Total operating expenses	$75,402	22.9	¢	(21.4)%	$95,908	26.7	¢	(14.4)%	$112,069	26.1	¢

Operating income (loss)	$359				$(11,179)				$(10,629)

Interest expense, net	$(2,390)	0.7	¢	(64.0)%	$(6,643)	(1.9	)¢	(33.1)%	$(9,932)	2.4	¢

Gain on insurance recovery	$—				$1,438				$—

Gain on disposal of assets	$152				$—				$—

Gain on extinguishment of debt	$3,669				$5,573				$—

	2003		Increase/ (decrease) from 2002	2002		Increase/ (decrease) from 2001	2001
Available Seat Miles (thousands)	328,904		(8.3)%	358,541		(16.4)%	428,707
Revenue Passenger Miles (thousands)	126,064		(6.1)%	134,236		(33.1)%	200,536
Passenger Load Factor	38.3%		2.4%	37.4%		(20.0)%	46.8%
Average Yield per Revenue Passenger Mile	38.6	¢	2.1%	37.8	¢	(2.6)%	38.8	¢
Cost per Available Seat Mile	22.9	¢	(9.1)%	25.2	¢	(3.5)%	26.1	¢

Comparison of 2003 to 2002

Passenger Revenues. Passenger revenues and revenue passenger miles decreased 4.0% and 6.1%, respectively, from 2002. Although the Company discontinued service to six cities during the year, the decrease was largely due to the continued industry-wide decline in passenger traffic following the September 11 terrorist attacks. Decreases in passenger revenues were partially offset by $0.6 million refund received by the Company for interline billings owed by United to the Company for the period June 1, 2001 through June 30, 2002.

Public Service Revenues. Public service revenues collected through the Essential Air Service program decreased 18.1% to $25.1 million in 2003, as compared to $30.6 million in 2002. The reduction was due primarily to the discontinuance of essential air services to six communities during the year, as partially offset by the addition of three new EAS communities. The decrease in public service revenues attributable to a net decrease in the number of EAS communities served by the Company was partially offset by a $0.9 million increase in revenues attributable primarily to (i) adjustments due to changes in estimates relating to prior periods and (ii) rate increases on existing routes.

In response to the September 11 terrorist attacks, the Department of Transportation issued Order Number 2002-2-13, Order Authorizing Emergency Essential Air Service Payments, which provided for an immediate increase in all subsidized rates, effective retroactively to October 1, 2001. This order also began the process of renegotiating all of the Company’s subsidy contracts as of October 1, 2001 in order to recognize the effects of the September 11 attacks on the Company’s airline operations, with specific emphasis on higher insurance costs and lower passenger revenues.

Other Revenues. Other revenues declined 41.4% to $2.0 million in 2003. The decrease in freight revenue was due primarily to the expiration of the United States Postal Service subcontract in July 2003, reduced capacity, and increased security requirements governing the acceptance of air freight following the September 11 terrorist acts. Charter revenues were down as a result of the non-renewal of various university charter contracts.

Operating Expenses. Total operating expenses decreased 21.4%, or $20.5 million, from the previous year. Operating expenses decreased from 26.7 cents per ASM in 2002, to 22.9 cents per ASM in 2003. The suspension of air service following the September 11 terrorist attacks and the subsequent reduction in scheduled flights had a significant impact upon the Company’s direct operating costs.

Salaries, wages, and benefits decreased 12.3% to $22.7 million as a result of reductions in staffing levels, pay rates, hours worked, and the closing of service to and from some cities.

Aircraft fuel expense was down 4.9% in 2003, and fuel consumption was down 14.5% in 2003. The decrease in fuel expense and fuel consumption is attributable to the continued reduction in scheduled flights following the September 11 terrorist attacks. However, as a result of rising fuel costs in 2003, the Company’s average fuel cost per gallon increased 10.8% to $1.23 in 2003.

Aircraft maintenance, materials, and component repair expense decreased 19.0% to $10.3 million. As a result, the cost per ASM for aircraft maintenance decreased to 3.1 cents per ASM in 2003 as compared 3.6 cents per ASM in 2002.

Commissions decreased 68.5% to $0.3 million in 2003, from $0.9 million in 2002, primarily as a result of the industry-wide decision to terminate payment of commissions to travel agents, effective as of June 12, 2002.

Depreciation expense increased 14.0% to $8.0 million in 2003, from $7.0 million in 2002, due to the conversion on December 31, 2002 of nine Beechcraft 1900D aircraft from leased aircraft to owned aircraft.

Aircraft lease expense decreased 59.6% to $3.0 million in 2003, from $7.5 million in 2002, due to (i) the conversion on December 31, 2002 of nine Beechcraft 1900D aircraft leases to financed asset purchases and (ii) the termination of leases for one Embraer Brasilia aircraft and two Beechcraft 1900D aircraft in 2002. See “Comparison of 2002 to 2001” below.

Other rentals and landing fees decreased 24.8% in 2003. The reduction in landing fees is primarily attributable to a decrease in the total number of landings. As of March 1, 2003, the Company had discontinued operations at the Company’s former Chicago hub and the cities served from that hub, resulting in a reduction of associated costs for airport rentals and landing fees for those cities. In addition, $0.4 million of the decrease is attributable to a credit received by the Company for annual rent adjustments at Denver International Airport.

Other operating expenses decreased 18.3% in 2003 to $14.8 million, from $18.1 million in 2002, representing a reduction in cost of 0.6 cent per ASM. The decrease is primarily due to the elimination of certain fees associated with the former United Express agreement, lower levels of operations, and other actions that were taken to reduce costs. In addition, $0.6 million of the decrease in attributable to a credit received by the Company for previously paid war-risk insurance, as covered by the FAA insurance program.

Interest Expense. Interest expense decreased 64.0% to $2.4 million in 2003, from $6.6 million in 2002. The decrease was primarily due to a $4.3 million reduction of interest expense attributable to the amortization of the SFAS 15 amounts and a $1.0 million reduction attributable to net decreases in the principal balances of outstanding debt and decreases in variable interest rates. The interest expense reductions were partially offset by a $1.1 million increase in interest expense attributable to the conversion of nine aircraft leases to aircraft debt at the end of 2002.

Income Tax Expense (benefit). The realization of any income tax benefits remains substantially in doubt as the Company continues in its loss carry forward position.

Gain on Disposal of Assets and Gain on Extinguishment of Debt. In 2003, the Company recognized gains on disposal of assets in the amount of $0.2 million, and gains on extinguishment of debt in the amount of $3.7 million, as a result of the return of four debt-financed Beechcraft 1900D aircraft to Raytheon during 2003. See “Restructuring Agreement with Raytheon Aircraft Credit Corporation” below.

Comparison of 2002 to 2001

Passenger Revenues. Passenger revenues and revenue passenger miles decreased 34.8% and 33.1%, respectively, from 2001. Although the Company discontinued service to four cities during the year, the decrease was largely due to the continued industry-wide decline in passenger traffic following the September 11 terrorist attacks.

Public Service Revenues. Public service revenues collected through the Essential Air Service program increased 58.8% in 2002 as compared to 2001. In response to the September 11 terrorist attacks, the Department of

Transportation issued Order Number 2002-2-13, Order Authorizing Emergency Essential Air Service Payments, which provided for an immediate increase in all subsidized rates effective retroactively to October 1, 2001. This order also began the process of renegotiating all of the Company’s subsidy contracts as of October 1, 2001 in order to recognize the effects of the September 11 attacks on the Company’s airline operations, with specific emphasis on higher insurance costs and lower passenger revenues.

Other Revenues. Other revenues declined 23.0% to $3.4 million in 2002. The decrease in freight revenue was primarily due to reduced capacity and increased security requirements governing the acceptance of air freight following the terrorist acts on September 11, 2001. Charter revenues were down as a result of the non-renewal of various university charter contracts.

Operating Expenses. Total operating expenses decreased 14.4%, or $16.2 million, from the previous year. However, due to a 16.4% reduction in available seat miles, operating expenses increased from 26.1 cents per ASM in 2001, to 26.7 cents per ASM in 2002. The suspension of air service following the September 11 terrorist attacks and the subsequent reduction in flight schedules had a significant impact upon direct operating costs.

Salaries, wages, and benefits decreased 16.9% to $25.9 million from 2001 as a result of reductions in staffing levels, pay rates, hours worked, and the closing of service to and from some cities.

Aircraft fuel expense was down 28.0% in 2002. The decrease in aircraft fuel expense is primarily attributable to flight schedule reductions in 2002 following the September 11 terrorist attacks. During 2002, the Company’s average cost for aircraft fuel decreased 11.2% to $1.11 per gallon. The decrease in the Company’s average price per gallon of fuel was primarily due to flat average fuel costs through the first three quarters of 2002, with only slight increases in fuel costs during the fourth quarter of 2002.

Aircraft maintenance, materials, and component repair expense was down 15.8% to $12.7 million for 2002. As the result of a 16.4% decrease in available seat miles from 2001 to 2002, the average cost per ASM for aircraft maintenance, materials, and component repair expense was 3.6 cents for both 2001 and 2002, even though total expenses for the category were $2.4 million less in 2002 than in 2001.

Commissions decreased 65.3% to $0.9 million in 2002 from $2.5 million in 2001 as a result of lower travel agency commission rates, decreased gross revenues, and increasing direct sales. Following a majority of the airline industry, the Company discontinued the practice of paying commissions to travel agents on airline tickets sold after June 12, 2002.

Depreciation expenses were generally flat due to the Company’s owned aircraft fleet remaining substantially unchanged during the year from 2001.

Aircraft lease expense decreased 14.1% in 2002 to $7.5 million from $8.7 million in 2001 as a result of the termination of leases for one Embraer Brasilia aircraft and two Beechcraft 1900D aircraft. As of March 31, 2002, one of two Embraer Brasilia aircraft leased from FINOVA Capital Corporation was returned to the lessor and the lease was terminated. At January 1, 2002, the Company was leasing a Beechcraft 1900D aircraft from an affiliated company. Effective March 31, 2002, that aircraft was returned to the lessor. On May 14, 2002, a leased Beechcraft 1900D was one of two aircraft that were destroyed in a hangar fire, and the lease rentals on the aircraft terminated as of May 31, 2002. The second aircraft destroyed in the fire was a Company-owned Beechcraft 1900D aircraft.

Other rentals and landing fees decreased 9.2% in 2002. The reduction in landing fees was primarily attributable to a corresponding decrease in total landings.

Other operating expenses in 2002 decreased 23.6% to $18.1 million, from $23.7 million in 2001. Accordingly, the average cost per ASM decreased 9% from 5.5 cents in 2001 to 5.0 cents in 2001. The decrease was due primarily to the elimination of certain fees associated with the former United Express agreement, lower levels of operations, and other actions taken by the Company to reduce operating costs.

Impairment of Assets and Other Property. As of December 31, 2002, the Company determined that the estimated fair market value of the six owned Beechcraft 1900D aircraft to be returned to Raytheon pursuant to the Restructuring Agreement was less than the carrying value of those aircraft on the Company’s books. Accordingly, in 2002, the Company recognized an impairment charge of $5,469,539 to reduce the carrying value of the six Beechcraft 1900D aircraft to their estimated fair market value.

Interest Expense. Interest expense decreased from $9.9 million in 2001, to $6.6 million in 2002. The decrease was due primarily to reductions in interest rates as the majority of the Company’s fleet was financed at variable interest rates. Also, one Company-owned Beechcraft 1900D aircraft with debt of $3.2 million was destroyed in a hangar fire. In addition, on April 30, 2002 the Company paid in full and terminated its line of credit with Coast Business Credit.

Income Tax Expense (benefit). The realization of any income tax benefits remained substantially in doubt as the Company continued in its loss carry forward position.

Gain on Insurance Recovery. In 2002, the Company recorded a gain of $1.4 million in connection with the receipt of insurance proceeds for two aircraft that were destroyed in a hangar fire.

Gain on Extinguishment of Debt. In 2002, the Company recognized a $5.6 million gain on extinguishment of debt, in connection with the recording of the Restructuring Agreement with Raytheon.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at December 31, 2003 was $3.7 million, up from $358,000 at December 31, 2002. The Company had negative working capital of $128.6 million at December 31, 2003. The amount of negative working capital primarily attributable to long-term debt that would otherwise be due after one year was reclassified on the Company’s balance sheet as “long-term obligations classified as current.”

The Company recognized net income of $1.8 million for the year 2003. In addition, cash of $9.3 million was generated from operating activities as a result of non-cash depreciation and amortization charges of $8.0 million and decreases in accounts receivables and inventories in a total amount of $5.1 million. The $9.3 million of cash provided from operating activities was the primary source of funds used to reduce notes payable and long-term debt by $5.5 million.

At December 31, 2002, the Company had exhausted its outside sources of working capital and funds, and was in arrears on payments with respect to almost all of the Company’s aircraft debt and lease obligations. In the last quarter of 2002 and the first quarter of 2003, the Company restructured its financing agreements with Raytheon and CIT. The effect of these restructurings was to reduce the Company’s total debt and lease obligations to these creditors, and to reduce the amount of the Company’s scheduled monthly debt and lease payments.

During 2003, the continued sluggishness in the economy, together with the ongoing effects of the Iraq conflict, caused continued reduced levels of air traffic volume and correspondingly reduced levels of revenues. As a result, the Company was unable to generate sufficient cash to fully service all of the Company’s debt and lease payment obligations to its creditors.

As of December 31, 2003, the Company was approximately $12.8 million in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. The arrearage of $12.8 million is comprised of $3.3 million of debt principal payments, $1.8 million of accrued interest, and $7.7 million of deferred lease payments.

Restructuring Agreement with Raytheon Aircraft Credit Corporation. On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and Beechcraft 1900D aircraft fleet. The complex nature of the Restructuring Agreement included separate provisions for i) the termination or modification of aircraft operating leases, ii) the return of aircraft in satisfaction of indebtedness obligations, iii) the modification of principal and interest rates for various aircraft financing promissory notes, and iv) a restructuring of other indebtedness by means of an issuance of new debt instruments and equity. For purposes of accounting for the Restructuring Agreement, the Company identified the major types of transactions contained within the Restructuring Agreement in order to more accurately apply the appropriate accounting treatment to each type of transaction. Transactions involving the termination or modification of aircraft operating leases have been accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases, while the restructuring of indebtedness owed by the Company to Raytheon has been accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. The Company’s continued accounting treatment of those transactions during 2003 are as follows:

(a) Return of Beechcraft 1900D Aircraft. During 2003, the Company returned four Beechcraft 1900D aircraft to Raytheon, with a net book value of $9.9 million, in exchange for the cancellation and extinguishment of four promissory notes. As a result, during 2003, the Company reduced its outstanding aircraft debt and accrued interest by $13.6 million and recorded net gains from extinguishment of debt in the amount of $3.7 million.

The Company expects to return two additional owned and one leased Beechcraft 1900D aircraft during 2004. The Company will be responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the Restructuring Agreement. Accordingly, as of December 31, 2003, the Company has recognized a liability of $2.3 million for such expenditures. Upon return of the three Beechcraft 1900D aircraft to Raytheon, the Company expects to reduce the net book value of its owned aircraft by approximately $4.9 million, further reduce its outstanding aircraft debt and lease liabilities by $8.3 million, and record gains from extinguishment of debt and lease obligation of approximately $3.4 million.

(b) Refinancing of Aircraft Debt. The Company obtained restructured financing for 30 of the Company’s Beechcraft 1900D aircraft by executing new and amended promissory notes that are secured by the aircraft (the “Aircraft Debt”). The terms for each of the 30 Aircraft Debt promissory notes provide for an initial principal balance of $2.5 million, with interest to accrue on the unpaid principal balance at the rate of LIBOR plus 375 basis points per annum. Payments of principal and accrued interest are to be made in 120 monthly installments, with the amount of monthly payment to be adjusted quarterly to reflect any change in the LIBOR rate.

In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”), the Company has accounted for the restructuring of this Aircraft Debt as a troubled debt restructuring. SFAS 15 states that, in a troubled debt restructuring, the debtor shall not reduce the carrying amount of the existing debt on the debtor’s books unless the carrying amount of the existing debt exceeds the total future cash payments of the new debt under the restructured terms. The effects of any changes in the face amount or interest rate must be amortized in future periods by reducing interest expense to an effective interest rate that equates the net present value of the future cash payments under the terms of the restructured debt to the carrying value on the debtor’s books.

At December 31, 2002, the outstanding principal of the Aircraft Debt was $75 million, while the total future cash flows for the 30 Aircraft Debt promissory notes was estimated to be $95.7 million. In accordance with the provisions of SFAS 15, the Company recorded the Aircraft Debt on its books in the amount of $95.7 million. The $20.7 million difference (the “Aircraft Debt SFAS 15 Amount”) between the $95.7 million carrying value of the Aircraft Debt and the $75 million principal amount of the Aircraft Debt is being amortized as a reduction to the Company’s interest expense over the ten-year term of the Aircraft Debt.

During 2003, the Company made principal payments of $2.8 million on the Aircraft Debt. In addition, the Company made payments of interest in the amount of $1.9 million. In accordance with procedures set forth in SFAS No. 15, the Company accounted for the payments of interest as a reduction of the Aircraft Debt SFAS 15 Amount. As of December 31, 2003, the outstanding principal amount of the Aircraft Debt was $72.2 million, while the carrying value of the Aircraft Debt on the Company’s books (which includes the current balance of the Aircraft Debt SFAS 15 Amount) was $91.0 million.

As of December 31, 2003, the Company was in arrears on payments of interest on the Aircraft Debt in the amount of $1.7 million. When the interest is actually paid, and in accordance with the procedures set forth in SFAS No. 15, the Company will account for the payment of interest as a reduction of the Aircraft Debt SFAS 15 Amount.

(c) Modification of Beechcraft 1900C Aircraft Operating Leases. The Restructuring Agreement reduced the monthly lease payments for the two Beechcraft 1900C aircraft operating leases. In addition, $384,000 of unpaid lease payments on the two leases was contractually extinguished. However, in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, the Company has retained the $384,000 liability on the Company’s books and has been amortizing the liability amount over the remaining terms of the leases.

The two Beechcraft 1900C aircraft were dedicated to providing service under a United States Postal Services subcontract for carriage of mail to certain markets. Due to highly competitive bidding by other air carriers at rates that were not economically feasible for the Company, the Company elected to allow the United States Postal Service subcontract to expire as of July 27, 2003. As a result, the Company elected to terminate the leases for the two Beechcraft 1900C aircraft and to return the aircraft to Raytheon. The Company expects to return the two aircraft not later than the second quarter of 2004, at which time the leases will terminate and the Company will write-off any remaining lease liability, including any unamortized balance of the above-mentioned amount.

(d) Other Debt Restructuring. Under the Restructuring Agreement, the outstanding principal and accrued interest amounts on various non-aircraft debt was restructured into three new promissory notes (the “Non-Aircraft Debt”) with a combined total principal amount of $11.5 million and a carrying value on the Company’s books, in accordance with SFAS 15, of $12.8 million. Interest rates on the Non-Aircraft Debt range from LIBOR plus 375 basis points to 8.25%. During 2003, the Company made principal payments of $0.4 million on the Non-Aircraft Debt and increased the outstanding principal balance by deferred interest in the amount of $0.2 million. As of December 31, 2003, the carrying value of the Non-Aircraft Debt on the Company’s books was $12.6 million, while the outstanding principal amount of the Non-Aircraft Debt was $11.5 million.

As of December 31, 2003, the Company was in arrears on payments of principal and interest for the Aircraft Debt in the amount of $4.7 million and was not in compliance with certain other financial covenants contained in the Restructuring Agreement. Raytheon has granted a letter waiving the foregoing defaults until March 31, 2004.

A summary of the Company’s outstanding obligations to Raytheon as of December 31, 2003 and 2002 is set forth below.

NOTES PAYABLE TO RAYTHEON AIRCRAFT CREDIT CORPORATION

	December 31, 2003			December 31, 2002
	Collateral Aircraft	Principal Balance	Book Balance	Collateral Aircraft	Principal Balance	Book Balance
“Group A” Beechcraft 1900D Aircraft to be returned	2	$6,604,040	$6,604,040	6	$18,714,339	$18,714,339
“Group B” Beechcraft 1900D Aircraft in Company fleet Interest Rate: LIBOR + 375 basis points	30	$72,191,081	$90,980,062	30	$75,000,000	$95,703,451
Deferral Note Interest Rate: LIBOR + 375 basis points		$798,726	$798,726		$1,200,000	$1,200,000
Senior Note Interest Rate: 8.25%		$5,425,438	$6,087,713		$5,000,000	$6,087,713
Subordinated Note Interest Rate: 6.0%		$5,306,818	$5,690,018		$5,000,000	$5,551,231

LEASED AIRCRAFT TO BE RETURNED TO RAYTHEON

	Number of Aircraft	Target Return Date	Deferred Lease Accrual
			2003		2002
Beechcraft 1900C aircraft	2	2nd quarter 2004	$622,118	(a)	$384,000
Beechcraft 1900D aircraft	1	February 2004	$720,000		$640,000

(a)	12/31/2003 balance includes $33,882 amortization of $384,000 liability contractually extinguished by Restructuring Agreement

Because a substantial amount of the Company’s debt obligations to Raytheon are financed under variable interest rates, a one percent increase in interest rates with respect to such debt obligations would increase the Company’s annual interest cost by approximately $730,000, based on December 31, 2003 balances.

Other Financing

Boeing Capital Corporation. The Company leases two of the Company’s Embraer Brasilia aircraft under aircraft lease agreements with Boeing Capital Corporation (“Boeing”). At December 31, 2003, the Company was in arrears on its aircraft rental obligations under these leases in the amount of $5.2 million. The Company has also recorded a liability to Boeing in the amount of $0.5 million for accrued penalty interest on the missed lease payments. The

Company is engaged in ongoing negotiations with Boeing with respect to the Company’s default under the terms of the aircraft lease agreements.

CIT. At December 31, 2002, Great Lakes had three notes payable to CIT Aerospace, formerly The CIT Group/Equipment Financing, Inc. (“CIT”), for the financing of three of the Company’s Embraer Brasilia aircraft. The three notes, with a combined outstanding principal of $5.0 million, were payable at interest rates ranging from 8.7% to 9.08%. In April 2003, the Company executed an Amended Note that combined the three notes and modified the terms to provide for reduced monthly payments at an interest rate of LIBOR plus 275 basis points. The Amended Note will mature in December 2007. As of December 31, 2003, the Company was in arrears on payments of principal on the Amended Note in the amount of $0.3 million.

FINOVA. In August 2002, the Company entered into a Settlement Agreement with FINOVA Capital Corporation (“FINOVA”), whereby the Company agreed to pay to FINOVA a total of $0.7 million, with interest at 10%, over a period of 48 months in settlement of amounts owed by the Company on the return of one leased Embraer Brasilia aircraft. During 2003, the Company was current on all payments of principal and interest under that agreement, resulting in an outstanding principal balance of $0.5 million as of December 31, 2003.

In November 2002, the Company entered into a Deferral Agreement with FINOVA with respect to a second leased Embraer Brasilia aircraft, whereby the Company agreed to pay reduced lease payments through the end of the aircraft lease. The lease terminated on November 1, 2003, and the Company returned the second Embraer Brasilia aircraft to FINOVA in January 2004. The Company will be responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the FINOVA lease agreement. Accordingly, as of December 31, 2003, the Company has recognized a liability of $0.2 million for such expenditures. In addition, as of December 31, 2003, the Company has accrued lease payments, together with accrued penalty interest, in the amount of $1.4 million with respect to the second aircraft lease. FINOVA and the Company have agreed to negotiate a settlement of amounts due under the aircraft lease agreement and for any deficiencies in the operating condition of the second returned aircraft.

Long-Term Debt Classified as Current

At December 31, 2003, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Furthermore, the Company cannot determine with a high degree of confidence that it will be able during 2004 to generate sufficient cash flows in order to make the required payments or remain in compliance with its aircraft debt and lease agreements. Therefore, the amounts of long-term debt that would otherwise be due after one year are shown on the Company’s balance sheet as long-term obligations classified as current.

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations. As discussed in Note 1 to the financial statements, the Company suffered significant losses in the years ended December 31, 2002 and 2001, and had liabilities in excess of assets at December 31, 2003.

The independent auditor’s report dated March 10, 2004 on the Company’s financial statements states that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

Risks and Uncertainties

Debt Service. The restructured financing agreements with the Company’s creditors were based on forecasts of the Company’s expected revenues, expenses and cash flows. During 2003, shortfalls from forecasted cash flows resulted in the Company’s inability to make the scheduled payments. Due to a variety of factors beyond the Company’s control, there are significant uncertainties regarding the Company’s ability to generate future cash flows in order to service the Company’s financing agreements. Such factors include: the outcome of United Air Lines’ attempt to reorganize under bankruptcy; the evolution of United’s continuing code share relationship with the Company; reduced passenger demand as a result of general economic conditions; public health concerns; security concerns over foreign conflicts; the volatility of fuel prices; and the amount of Essential Air Service funding and financial support available from the United States government.

The Company must generate sufficient revenue and cash flow to meet the Company’s obligations as currently structured, obtain additional outside financing, or renegotiate the Company’s restructured agreements with its existing creditors. The Company is engaged in ongoing negotiations with Raytheon and its other creditors with respect to the Company’s various aircraft debt and lease obligations. However, there can be no assurance that the Company’s creditors will be willing or able to renegotiate the terms of the Company’s existing debt and lease obligations.

Dependence on Relationship with United Air Lines. The Company believes that approximately 55% of Great Lakes’ passenger traffic currently connects with United Air Lines flights. As a result of the Company’s relationship with United Air Lines, the Company’s business is sensitive to adverse events and risks affecting United. In particular, Great Lakes may be impacted in the future by the outcome of United Air Lines’ reorganization or liquidation in bankruptcy. Successful reorganization by United may include changes in, or rejection of, the amended code share agreement between United and the Company.

As part of United’s plan of reorganization, United may be required to grant further concessions to its pilots, and any such concessions may have a negative impact on the scope of the Company’s code share relationship with United. Currently, United Air Lines has agreed with its pilots to specific limits on the number of aircraft that may be operated by United affiliates, including United’s code-sharing partners, in relation to the number of jet aircraft that are flown by United Air Lines pilots. The Company cannot predict what limitations, if any, may be included in any agreement that United may negotiate with its pilots as part of United’s reorganization.

A liquidation of United would have a significant impact on the Company’s connecting traffic at Denver until either Frontier increases its level of service or a replacement carrier increases its operations in the Denver market and the Company is able to enter into a marketing agreement with that carrier. To the extent that the Company is successful in (i) developing its own identity on its operating system and (ii) expanding its code share relationship with Frontier and other air carriers, the Company will be able to reduce its dependence on United Air Lines and mitigate the effects of any adverse events which are related solely to United Air Lines.

Terrorist Events. The Company’s operations are sensitive to changes in the economy and airline industry that are the caused by, or related to, past and future terrorist attacks. Such changes include, but are not limited to, the impact of additional airline and security charges on Company costs, reduced customer demand for travel, the cost and availability of war-risk and other aviation insurance (including the federal government’s provision of third party war-risk coverage), and the possibility of additional terrorist events which could cause further customer aversion to air travel. The terrorist attacks of September 11 brought about an immediate reduction of passenger traffic as well as additional operating costs. During 2002 and 2003, the Company proactively responded by taking measures to increase the efficiency of its scheduled flight operations and to reduce its operating costs.

Since September 11, 2001, the Company has aggressively reduced its level of operations in order to more closely align its scheduled flights with both available traffic and United Air Lines’ reduced level of capacity in Denver. In addition, the Company has concentrated on maintaining and expanding its service in markets that are eligible for government subsidy. In conjunction with the implementation of the Company’s strategies to maximize the amount of revenue per flight, the Company has also instituted an aggressive cost control program.

War. War or other military action by the United States of America or other countries could have a significant effect on passenger traffic.

Dependence on Essential Air Services Revenue. After the September 11 terrorist attacks, the DOT recognized the change in economics for carriers providing service to Essential Air Service cities and ordered the renegotiation of all subsidy contracts retroactive to October 1, 2001. Order Number 2002-2-13 issued by the DOT provided for the adjustment of subsidy payments to recognize lower levels of passenger revenues and to compensate carriers for higher levels of costs such as insurance and security.

While nominally permitting a 5% margin on costs, contracts with the DOT for providing Essential Air Service have usually been negotiated against an overall program funding limitation by Congress, which has resulted in carriers accepting a subsidy rate that historically was not fully compensatory. With the enactment of the Air Transportation Safety and System Stabilization Act and associated increased funding, Congress appropriated a total of $113 million to compensate EAS carriers for their total increased costs, including costs resulting from the September 11 terrorist attacks. In comparison, the EAS subsidy level for the federal fiscal year ended September 30, 2001 was only $50 million. The total amount of EAS subsidy ultimately received by the Company over an extended period is determined by, among other things, overall funding levels to the DOT by Congress, competitive bids by other carriers, schedule modifications at the request of the DOT, and the Company’s optimization of its schedules.

In 2003, the Company received approximately $25.1 million of EAS subsidies as compensation for essential air services provided by the Company to small cities, as compared to $30.6 million in 2002. EAS subsidies are expected to remain a significant portion of the Company’s revenues in 2004 and future years. Changes in DOT policies with regard to payment of subsidies and any reduction or loss of subsidies as a result of competitive bidding may have a substantial impact on the Company.

Fuel Costs. Aircraft fuel represented approximately 15.9% of the Company’s operating expenses in 2003. The Company does not hedge its fuel purchasing costs. The Company’s cost of fuel varies directly with market conditions, and the Company has no guaranteed long-term sources of supply. The Company intends generally to follow industry trends by raising fares in response to significant fuel price increases. However, the Company’s ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions. Accordingly, a reduction in the availability of, or an increase in, the price of fuel could have material adverse effects on both the Company’s cash flow from operations and the Company’s profitability. A one-cent change in the average cost per gallon of aircraft fuel would impact the Company’s operating expense by approximately $97,000 annually, based upon fuel consumption during 2003. As of February 29, 2004, the Company’s average cost for fuel has already increased to $1.33 per gallon, an 8% increase from $1.23 per gallon as of December 31, 2003.

Contractual Obligations

The following table summarizes the Company’s major contractual obligations as of December 31, 2003:

	2004	2005-2006	2007-2008	After 2008	Total
Long-term debt	$11,236,456	$19,109,293	$29,738,271	$36,190,093	$96,274,113
SFAS 15 amounts	5,133,541	5,825,080	4,349,119	3,681,879	18,989,619

Total debt	16,369,997	24,934,373	34,087,390	39,871,972	115,263,732
Aircraft lease obligations	2,595,606	5,191,212	5,191,212	9,924,813	22,902,843

Total Obligations	$18,965,603	$30,125,585	$39,278,602	$49,796,785	$138,166,575

See Notes 3 and 4 to the financial statements.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates, judgments, and assumptions that affect: the reported amounts of assets and liabilities as of the date of the financial statements; revenues, and expenses during the reporting period; and related disclosures of contingent assets and liabilities in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The United States Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified its critical accounting policies as including those addressed below. The Company also has other key accounting policies, which involve the use of estimates, judgments, and assumptions. See Note 3, “Summary of Significant Accounting Policies and Procedures”, in the Notes to the Financial Statements for additional discussion of these items. Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments, and assumptions will occur as a result of future events. Accordingly, actual results could differ from amounts estimated.

Passenger Revenues. The Company recognizes revenues from ticket sales when the service is provided, and records as a liability amounts received for services to be provided in the future. To the extent that a passenger travels using a joint fare that provides for a portion of the service to be provided by another airline, the total amount of the ticket that is apportioned to the carrying airline is based upon contractual formulas that approximate usual industry standard formulas for sharing of ticket revenues.

Essential Air Service Subsidy Rates. With respect to executed EAS contracts currently in place, revenues are recognized when service is provided to the individual communities. With respect to open EAS contracts that are being negotiated, estimated revenues are recognized based upon the contract negotiations that are in process and such estimates could change once the agreements are finalized.

Estimated Lives Used To Record Depreciation On Aircraft And Obsolescence Reserves For Aircraft Parts Inventories. The estimated lives used to record depreciation on the Company’s aircraft may be affected by the volume of passenger traffic, fare levels, technology, policies regarding EAS subsidies promulgated by the DOT, and changes in strategy by the Company. Allowances for the obsolescence of aircraft parts are provided over the estimated useful life of the aircraft and engines for spare parts that are expected to be on hand at the date the aircraft are retired from service. The foregoing may impact depreciation rates, impairment, or both.

Maintenance Expense. The Company records maintenance expense as it is incurred and does not provide for any maintenance expense in advance. As required under the Restructuring Agreement, the Company will in the future begin advance funding for certain maintenance overhauls, which will be expensed as the overhaul is incurred.

Aircraft Valuation and Impairments. The Company has evaluated its long-lived assets for possible impairments in compliance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the asset and future net cash flows to be generated by the asset. The current fair market value of the asset is determined by independent appraisal. Estimates of future net cash flows are based on assumptions such as asset utilization, expected remaining useful lives, future market trends, and projected salvage values.

Impact of Recently Issued Accounting Pronouncements

SFAS No. 148. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), which amended the transition and disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. To date, the Company has not adopted the transition methods of SFAS No. 148. The FASB currently is working on a project to develop a new standard for accounting for stock-based compensation. Tentative decisions by the FASB indicate that expensing of stock options will be required beginning January 1, 2005. The FASB expects to issue an exposure draft, which will be subject to public comment, in the first quarter of 2004 and issue a final standard in the second half of 2004.

Interpretation No. 46. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (as further revised, “Interpretation No. 46”), which requires the consolidation of variable interest entities, as defined therein. Interpretation No. 46 is applicable to the financial statements of companies that have interests in “special purpose entities”, as defined in Interpretation No. 46, during 2003. Interpretation No. 46 is applicable to financial statements of companies that have interests in all other types of entities in the first quarter of 2004. However, disclosures are currently required if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any variable interest entities will be consolidated with the Company as a result of Interpretation No. 46.

SFAS No. 150. In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its financial conditions or results of operation.

Recent Accounting Developments. In the fourth quarter of 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants released a Draft Statement of Position entitled Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment (“Draft SOP”). The Draft SOP, which is expected to be issued in its final form in the first quarter of 2004, would become effective for the Company as of January 1, 2005. The primary areas of applicability of the Draft SOP to the Company are in the areas of planned major maintenance activities and component accounting.

Effects of Inflation

The Company is subject to inflationary pressures from labor agreements, fuel price escalations, and increased operating costs at airports served by the Company. The Company attempts to counteract the effects of inflation through fare and schedule adjustments. Except for the price of fuel, inflation has not had a material effect on the Company’s operations in the past five years.

Seasonality

Historically, the Company has experienced lower passenger volumes during the months of November through April (the “non-peak season”). This seasonality can be attributed primarily to relatively difficult winter weather operating conditions in the Company’s principal area of operations, resulting in fewer vacations and other discretionary trips. The Company also experiences reduced business travel during the non-peak season. These seasonal factors have generally resulted in reduced revenues, increased operating losses, and reduced cash flow for the Company during the non-peak season.

Air Carrier Security Fees

Included in the Company’s current liabilities is $2.5 million of funds collected or assessed for security matters in fiscal years 2001 through 2003. The Company is seeking a reduction in the amount payable for such matters.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

The Company is susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of December 31, 2003, the Company did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. The Company’s earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 15.9% of the Company’s operating expenses in 2003. A one-cent change in the average cost of aircraft fuel would impact the Company’s aircraft fuel expense by approximately $97,000 annually, based upon fuel consumption in 2003.

Interest Rates

The Company’s operations are very capital intensive because the vast majority of the Company’s assets consist of flight equipment, which is long-lived. As a result, the degree of the Company’s exposure to the market risk that is associated with changes in interest rates is directly related to the Company’s outstanding debt obligations. The Company’s cash flow is negatively impacted by increases in interest rates because a significant portion of the Company’s long-term debt is financed with variable interest rates. Increases in interest rates also negatively impact the fair value of the Company’s debt obligations that carry fixed rates of interest. See Note 5 to the Consolidated Financial Statements. A one percent increase in interest rates with respect to the Company’s variable rate debt obligations would increase annual interest cost by approximately $776,000 annually based on December 31, 2003 balances.

Due to the amortization of the SFAS 15 amounts on the Company’s restructured debt obligations to Raytheon, the Company’s interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During 2003, the Company’s contractual interest expense for all long-term debt obligations was $6.7 million. In accordance with procedures set forth in SFAS No. 15, the Company accounted for the payments of $1.9 million of interest and accruals of $2.4 million of interest as reductions of the SFAS 15 book carrying value for the Company’s debt. As a result, the Company’s net interest expense on long-term debt obligations, as reflected on the financial statements, was $2.4 million.

The projected contractual interest expense on the Company’s long-term obligations (based upon the interest rate stated in the debt instruments) for the next five years and thereafter is as follows:

Maturity	Fixed Rate Contractual Interest	Average Fixed Interest Rate	Variable Rate Contractual Interest	Average Variable Interest Rate
2004	$1,257,082	7.186%	$3,482,199	4.912%
2005	1,304,331	7.244%	3,110,541	4.912%
2006	1,137,772	7.040%	2,719,728	4.911%
2007	927,590	7.041%	2,313,215	4.910%
2008	565,381	7.466%	1,914,917	4.909%
Thereafter	71,732	8.250%	3,600,608	4.909%

In comparison, after applying the amortization of the SFAS 15 amounts against the Company’s contractual interest expense, the Company’s reportable interest expense under SFAS 15 for long-term obligation that is due in the five subsequent years and thereafter is estimated to be as follows:

Maturity	Fixed Rate Interest adjusted for SFAS 15	Avg. Fixed Interest Rate adjusted for SFAS 15	Variable Rate Interest adjusted for SFAS 15	Avg. Variable Interest Rate adjusted for SFAS 15
2004	$612,057	3.499%	$140,254	0.198%
2005	1,034,099	5.743%	87,397	0.138%
2006	1,083,516	6.704%	36,303	0.066%
2007	885,275	6.720%	-37,044	-0.029%
2008	537,189	7.094%	-29,576	-0.095%
Thereafter	60,114	6.914%	-69,653	-0.095%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of December 31, 2003, 2002 and 2001, together with the Report of the Independent Auditors, are included in this Form 10-K on the pages indicated below.

Independent Auditors’ Report

The Board of Directors

Great Lakes Aviation, Ltd.:

We have audited the accompanying balance sheets of Great Lakes Aviation, Ltd. (an Iowa Corporation) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the financial statements we have also audited the financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered significant losses in the years ended December 31, 2002 and 2001, and has liabilities in excess of assets at December 31, 2003. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado

March 10, 2004

GREAT LAKES AVIATION, LTD.

Balance Sheets

	December 31 2003	December 31 2002
Assets
Current assets:
Cash	$3,700,511	$357,924
Accounts receivable, net of allowance of $160,000, at December 31, 2003 and 2002	6,148,793	8,802,045
Inventories, net	2,863,514	5,325,291
Prepaid expenses and other current assets	964,160	222,630

Total current assets	13,676,978	14,707,890

Property and equipment:
Flight equipment, including aircraft to be returned	135,079,588	147,839,945
Other property and equipment	7,608,767	7,366,312
Less accumulated depreciation and amortization	(39,715,272)	(34,852,955)

Total property and equipment	102,973,083	120,353,302

Other assets	1,127,708	1,121,044

Total assets	$117,777,769	$136,182,236

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of long-term debt	$16,369,997	$12,353,104
Long-term debt classified as current	98,557,635	119,858,463
Accounts payable	10,968,984	14,102,042
Accrued liabilities and unearned revenue	8,673,103	9,974,642
Deferred lease payments	7,721,004	5,665,742

Total current liabilities	142,290,723	161,953,993

Long-term debt, net of current maturities	336,100	672,285
Deferred credits	512,070	713,866
Stockholders’ equity (deficit):
Common stock, $0.01 par value.	140,720	140,522
Authorized: 50,000,000 shares
Issued and outstanding: 14,071,970 at December 31, 2003 and 14,052,166 at December 31, 2002
Paid-in capital	33,468,644	33,462,257
Accumulated deficit	(58,970,488)	(60,760,687)

Total stockholders’ equity (deficit)	(25,361,124)	(27,157,908)

Commitments and contingencies (notes 2, 4, 5, 7, and 10)
Total liabilities and stockholders’ equity (deficit)	$117,777,769	$136,182,236

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Operating Revenues:
Passenger	$48,691,275	$50,716,126	$77,753,247
Public service	25,079,312	30,614,182	19,276,397
Freight, charter, and other	1,990,805	3,398,833	4,410,133

Total operating revenues	75,761,392	84,729,141	101,439,777

Operating expenses:
Salaries, wages, and benefits	22,667,871	25,856,164	31,123,960
Aircraft fuel	12,001,306	12,616,230	17,513,730
Aircraft maintenance, materials, and repairs	10,321,765	12,739,503	15,122,171
Commissions	274,835	871,297	2,512,020
Depreciation and amortization	7,991,387	7,011,996	7,063,272
Aircraft rental (note 4)	3,012,402	7,461,549	8,682,381
Other rentals and landing fees	4,348,573	5,779,890	6,362,654
Other operating expense	14,783,429	18,101,460	23,689,139
Impairment of assets and other property	—	5,469,539	—

Total operating expenses	75,401,568	95,907,628	112,069,327

Operating income (loss)	359,824	(11,178,487)	(10,629,550)
Other income (expense):
Interest expense, net	(2,390,280)	(6,643,176)	(9,931,213)
Federal grant	—	—	1,926,879
Gain on insurance recovery	—	1,437,905	—
Gain on disposal of assets	151,703	—	—
Gain on extinguishment of debt	3,668,952	5,572,621	—

Income (loss) before income taxes	1,790,199	(10,811,137)	(18,633,884)
Income tax expense	—	—	—

Net income (loss)	$1,790,199	$(10,811,137)	$(18,633,884)

Net income (loss) per share:
Basic and Diluted	$0.13	$(1.24)	$(2.15)
Average shares outstanding:
Basic and Diluted	14,061,238	8,698,093	8,658,330

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2003, 2002, and 2001

	Common stock and Paid-in capital
	Shares	Amount	Paid-in capital	Accumulated deficit	Total
Balance at December 31, 2000	8,657,651	$86,577	$31,358,847	$(31,315,666)	$129,758
Issuance of common stock	22,535	225	8,338		8,563
Net loss				(18,633,884)	(18,633,884)

Balance at December 31, 2001	8,680,186	86,802	31,367,185	(49,949,550)	(18,495,563)
Issuance of common stock	5,371,980	53,720	2,095,072		2,148,792
Net loss				(10,811,137)	(10,811,137)

Balance at December 31, 2002	14,052,166	140,522	33,462,257	(60,760,687)	(27,157,908)
Issuance of common stock	19,804	198	6,387		6,585
Net income				1,790,199	1,790,199

Balance at December 31, 2003	14,071,970	140,720	33,468,644	(58,970,488)	(25,361,124)

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$1,790,199	$(10,811,137)	$(18,633,884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, amortization, and provision for obsolescence	7,991,387	7,011,996	7,063,272
Impairment of assets and other property	—	5,469,539	—
(Gain)/Loss on disposition of asset	(151,703)	—	3,726
Non-cash gain on extinguishment of debt	(3,668,951)	(5,572,621)	—
Non-cash gain on insurance recovery	—	(1,437,905)	—
Change in current operating items:
(Increase)/Decrease in Accounts Receivable	2,653,251	1,034,880	2,704,419
(Increase)/Decrease in Inventories	2,461,777	1,009,213	2,017,869
(Increase)/Decrease in Prepaid Expenses and Other Current Assets	(741,530)	1,141,274	(439,919)
Increase/(Decrease) in Accounts Payable and Accrued Liabilities	(3,077,741)	2,641,106	8,925,664
Increase/(Decrease) in Deferred Lease Payments	2,055,262	5,632,119	7,948,049

Net cash provided by operating activities	9,311,951	6,118,464	9,589,196

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(459,465)	(547,294)	(728,509)
Proceeds from insurance recovery	—	2,187,808	—
Decrease (increase) in other assets	(6,664)	65,533	(33,289)

Net cash flows used in investing activities	(466,129)	1,706,047	(761,798)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(5,509,820)	(4,371,344)	(765,563)
Payments on line of credit	—	(4,609,808)	(8,551,539)
Proceeds from sale of common stock	6,585	—	8,563

Net cash used in financing activities	(5,503,235)	(8,981,152)	(9,308,539)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,342,587	(1,156,641)	(481,141)
Cash and Cash Equivalents:
Beginning of year	357,924	1,514,565	1,995,706

End of year	$3,700,511	$357,924	$1,514,565

Supplementary cash flow information:
Cash paid during the year for interest	$2,431,256	$955,770	$919,061
Non-cash transactions:
Debt issued in acquisition of Beechcraft 1900D aircraft (see note 2)	$—	$22,500,000	$—
Extinguishment of outstanding debt principal on aircraft returned to Raytheon	$12,110,300	$—	$—

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

(1)	Business, Liquidity, and Going-Concern Matters

(a) Business. Great Lakes Aviation, Ltd. (“Great Lakes” or “Company”) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (“United Air Lines” or “United”) and Frontier Airlines, Inc. (“Frontier Airlines” or “Frontier”). Prior to May 2001, the Company operated under the United Air Lines identity as a United Express carrier. Effective May 1, 2001, the Company and United terminated the United Express relationship and the Company entered into code share agreement with United. On July 9, 2001, the Company entered into a similar code share agreement with Frontier.

Approximately 55%, 71%, and 72% of the Company’s revenues during 2003, 2002, and 2001, respectively, was generated from Great Lakes’ passenger traffic that connected with United Air Lines flights.

In December 2002, United filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. There can be no assurance that United will successfully emerge from bankruptcy protection or that United will continue to utilize the services of the Company as a code share partner at levels for the Company.

The Company derives approximately 33% of its total revenue from services provided under the Essential Air Service program administered by the United States Department of Transportation. The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries freight, mail, and cargo on most of the Company’s scheduled flights. On July 27, 2003, the Company’s United States Postal Service subcontract for the carriage of mail to certain markets expired.

As of February 29, 2004, the Company served 36 destinations in ten states to and from Denver, Colorado; two destinations in one state to and from Minneapolis, Minnesota; and three destinations in three states to and from Phoenix, Arizona.

During 2003, the Company discontinued service to its Chicago hub and to six communities previously served by the Company under the EAS program. In conjunction with the Company’s expanding code share relationship with Frontier, the Company commenced the operation of two new routes from the Company’s Denver hub in 2003.

(b) Liquidity and Going-Concern Matters. The Company suffered substantial losses during the years 2001 and 2002. These losses produced a significant reduction in the Company’s liquidity. As a result, during 2001 and 2002, the Company was in arrears in payments to almost all of the institutions providing lease or debt financing for the Company. On December 31, 2002 and during the second quarter of 2003, the Company was able to negotiate restructured financing agreements with two of the Company’s creditors, as discussed in Note 2.

During 2003, the Company was unable to generate sufficient cash flows to service the Company’s outstanding debt and lease payment obligations, including the restructured financing agreements. At December 31, 2003, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Therefore, the amount of long-term debt that would otherwise be due after one year is reflected on the Company’s balance sheets as long-term obligations

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

classified as current. In addition, the Company cannot determine with a high degree of confidence that it will be able to generate sufficient cash flows during 2004 in order to make the required payments or remain in compliance with its aircraft debt and leases agreements.

The Company’s liquidity problems, in addition to the Company’s dependence on United (which was still in bankruptcy at the end of 2003), raise significant doubts about the Company’s ability to continue as a going concern. Because the Company currently has no financing agreements in place that would allow the Company to secure additional funds, the Company’s ability to continue as a going concern will ultimately depend upon the Company’s ability to: (i) increase profitability and cash flow or obtain new sources of financing to pay the Company’s obligations as such obligations come due; (ii) maintain adequate liquidity; and (iii) achieve sustained profitability. The accompanying financial statements have been prepared on a going concern basis that assumes a continuity of operations and the realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

(2)	Restructuring Agreement with Raytheon Aircraft Credit Corporation

On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon Aircraft Credit Corporation (“Raytheon”) regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and 1900D aircraft fleet. The complex nature of the Restructuring Agreement included separate provisions for i) the termination or modification of aircraft operating leases, ii) the return of seven aircraft in satisfaction of indebtedness obligations, iii) the modification of principal and interest rates for various aircraft financing promissory notes, and iv) a restructuring of other indebtedness by means of an issuance of new debt instruments and equity. For purposes of accounting for the Restructuring Agreement, the Company has identified the major types of transactions contained within the Restructuring Agreement in order to more accurately apply the appropriate accounting treatment to each type of transaction. Transactions involving the termination or modification of aircraft operating leases have been accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases, while the restructuring of indebtedness owed by the Company to Raytheon has been accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. The Company’s continued accounting treatment of those transactions during 2003 are as follows:

(a) Return of Aircraft. During 2003, the Company returned four Beechcraft 1900D aircraft to Raytheon, with a net book value of $9.9 million, in exchange for the cancellation and extinguishment of four promissory notes. As a result, during 2003, the Company reduced its outstanding aircraft debt and accrued interest by $13.6 million and recorded net gains from extinguishment of debt in the amount of $3.7 million.

The Company expects to return the remaining two owned and one leased Beechcraft 1900D aircraft during 2004. The Company will be responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the Restructuring Agreement. Accordingly, as of December 31, 2003, the Company has recognized a liability of $2.3 million for such expenditures. Upon return of the three Beechcraft 1900D aircraft to Raytheon, the Company expects to reduce the net book value of its owned aircraft by approximately $4.9 million, further

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

reduce its outstanding aircraft debt and lease liabilities by $8.3 million, and record gains from extinguishment of debt and lease obligations of approximately $3.4 million.

(b) Refinancing of Aircraft Debt. The Company obtained restructured financing for 30 of the Company’s Beechcraft 1900D aircraft by executing new and amended promissory notes that are secured by the aircraft (the “Aircraft Debt”). The terms for each of the 30 Aircraft Debt promissory notes provide for an initial principal balance of $2.5 million, with interest to accrue on the unpaid principal balance at the rate of LIBOR plus 375 basis points per annum. Payments of principal and accrued interest are to be made in 120 monthly installments, with the amount of monthly payment to be adjusted quarterly to reflect any change in the LIBOR rate.

In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”), the Company has accounted for the restructuring of the Aircraft Debt as a troubled debt restructuring. SFAS 15 states that, in a troubled debt restructuring, the debtor shall not reduce the carrying amount of the existing debt on the debtor’s books unless the carrying amount of the existing debt exceeds the total future cash payments of the new debt under the restructured terms. The effects of any changes in the face amount or interest rate must be amortized in future periods by reducing interest expense to an effective interest rate which equates the net present value of the future cash payments under the terms of the restructured debt to the carrying value on the debtor’s books.

At December 31, 2002, the outstanding principal of the Aircraft Debt was $75 million, while the total future cash flows for the 30 Aircraft Debt promissory notes was estimated to be $95.7 million. In accordance with the provisions of SFAS 15, the Company recorded the Aircraft Debt on its books in the amount of $95.7 million. The $20.7 million difference (the “Aircraft Debt SFAS 15 Amount”) between the $95.7 million carrying value of the Aircraft Debt and the $75 million principal amount of the Aircraft Debt is being amortized as a reduction to the Company’s interest expense over the ten-year term of the Aircraft Debt.

During 2003, the Company made principal payments of $2.8 million on the Aircraft Debt. In addition, the Company made payments of interest in the amount of $1.9 million. In accordance with procedures set forth in SFAS No. 15, the Company accounted for the payments of interest as a reduction of the Aircraft Debt SFAS 15 Amount. As of December 31, 2003, the outstanding principal amount of the Aircraft Debt was $72.2 million, while the carrying value of the Aircraft Debt on the Company’s books (which includes the current balance of the Aircraft Debt SFAS 15 Amount) was $91.0 million.

As of December 31, 2003, the Company was in arrears on payments of interest on the Aircraft Debt in the amount of $1.7 million. When the interest is actually paid, and in accordance with the procedures set forth in SFAS No. 15, the Company will account for the payment of interest as a reduction of the Aircraft Debt SFAS 15 Amount.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

(c) Modification of Aircraft Operating Leases. The Restructuring Agreement reduced the monthly lease payments for two Beechcraft 1900C aircraft operating leases. In addition, $384,000 of unpaid lease payments on the two leases was contractually extinguished. However, in accordance with Statement of Financial Accounting Standards No. 13 Accounting for Leases, the Company has retained the $384,000 liability on the Company’s books and has been amortizing the liability amount over the remaining terms of the leases.

The two Beechcraft 1900C aircraft were dedicated to providing service under a United States Postal Services subcontract for carriage of mail to certain markets. Due to highly competitive bidding by other air carriers at rates that were not economically feasible for the Company, the Company elected to allow the United States Postal Service subcontract to expire as of July 27, 2003. As a result, the Company elected to terminate the leases for the two Beechcraft 1900C aircraft and to return the aircraft to Raytheon. The Company expects to return the two aircraft not later than the second quarter of 2004, at which time the leases will terminate and the Company will write off any remaining lease liability, including any unamortized balance of the above-mentioned amount.

(d) Other Debt Restructuring. Under the Restructuring Agreement, the outstanding principal and accrued interest amounts on various non-aircraft debt was restructured into three new promissory notes (the “Non-Aircraft Debt”) with a combined total principal amount of $11.5 million and a carrying value on the Company’s books, in accordance with SFAS 15, of $12.8 million. Interest rates on the Non-Aircraft Debt range from LIBOR plus 375 basis points to 8.25%. During 2003, the Company made principal payments of $0.4 million on the Non-Aircraft Debt and increased the outstanding principal balance by deferred interest in the amount of $0.2 million. As of December 31, 2003, the carrying value of the Non-Aircraft Debt on the Company’s books was $12.6 million, while the outstanding principal amount of the Non-Aircraft Debt was $11.5 million.

(e) Equity Interest and Board of Directors Observer Rights Granted to Raytheon. As further consideration for the concessions granted by Raytheon in the Restructuring Agreement, on December 31, 2002, the Company issued 5,371,980 shares of the Company’s common stock to Raytheon, representing an approximate 38.2% interest in the Company’s outstanding shares of common stock. In addition, the Company granted Raytheon unlimited observer rights for the Company’s Board of Directors, but without any right to vote or enter into any discussions at any Board of Directors meetings.

(f) Ongoing Compliance. The debt payments to be made under the Restructuring Agreement were closely aligned with the Company’s forecasted cash flows at the time the Restructuring Agreement was negotiated. During 2003, shortfalls from actual cash flows have resulted in the Company’s inability to make the scheduled payments. As of December 31, 2003, the Company was in arrears on payments of principal and interest for the Aircraft Debt in the amount of $4.7 million and was not in compliance with certain other financial covenants contained in the Restructuring Agreement. Raytheon has granted a letter waiving the foregoing defaults until March 31, 2004.

At December 31, 2003, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Therefore, the amounts of long-term debt that would otherwise be due after one year are reflected on the Company’s balance sheets as long-term obligations classified as current. In addition to the

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

contractual amounts due the lenders, the amount of long-term debt classified as current includes $13.8 million of additional carrying amounts under SFAS 15.

The Company cannot determine with a high degree of confidence that it will be able to generate sufficient cash flows during 2004 in order to make the required payments or remain in compliance with its aircraft debt and leases agreements.

A table summarizing the Company’s outstanding obligations to Raytheon Aircraft Credit Corporation as of December 31, 2003 and 2002 is set forth below.

NOTES PAYABLE TO RAYTHEON AIRCRAFT CREDIT CORPORATION

	December 31, 2003			December 31, 2002
	Collateral Aircraft	Principal Balance	Book Balance	Collateral Aircraft	Principal Balance	Book Balance
“Group A” Beechcraft 1900D Aircraft to be returned	2	$6,604,040	$6,604,040	6	$18,714,339	$18,714,339

“Group B” Beechcraft 1900D Aircraft in Company fleet Interest Rate: LIBOR + 375 basis points	30	$72,191,081	$90,980,062	30	$75,000,000	$95,703,451

Deferral Note Interest Rate: LIBOR + 375 basis points		$798,726	$798,726		$1,200,000	$1,200,000

Senior Note Interest Rate: 8.25%		$5,425,438	$6,087,713		$5,000,000	$6,087,713

Subordinated Note Interest Rate: 6.0%		$5,306,818	$5,690,018		$5,000,000	$5,551,231

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

LEASED AIRCRAFT TO BE RETURNED TO RAYTHEON

	Number of Aircraft	Target Return Date	Deferred Lease Accrual
			2003		2002
Beechcraft 1900C aircraft	2	2nd quarter 2004	$622,118	(a)	$384,000
Beechcraft 1900D aircraft	1	February 2004	$720,000		$640,000

(a)	12/31/2003 balance includes $33,882 amortization of $384,000 liability contractually extinguished by Restructuring Agreement

(3)	Summary of Significant Accounting Policies and Procedures

(a) Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates utilized by the Company include ticket revenue, government air service subsidies, depreciable lives, impairment and obsolescence, and lease termination costs. Actual results could differ from those estimates.

(b) Accounts Receivable. Substantially all accounts receivable balances are due from various airlines and the United States government. Approximately 10% and 27% of the December 31, 2003 receivable balances, and 5% and 42% of the December 31, 2002 balances, are due from United Air Lines and the United States government, respectively. All receivables are pledged as collateral securing the Company’s debt agreements.

(c) Inventories. Inventories consist of spare parts, fuel, materials, and supplies relating to flight equipment. Inventories are stated at the lower of average cost or market. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service. Expendable parts are charged to maintenance expense as used. Inventories consisting of spare parts and equipment are pledged as collateral securing the Raytheon notes.

(d) Property and Equipment. Property and equipment includes aircraft and major parts relating to such aircraft. Property is stated at cost and depreciated on a straight-line basis for financial reporting purposes over estimated useful lives of 14 to 20 years for flight equipment and 3 to 10 years for other property and equipment. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Accelerated methods of depreciation are used for tax reporting purposes. All owned aircraft are pledged as collateral for outstanding obligations.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

Maintenance and repairs, including periodic aircraft overhauls, are expensed as incurred or when the component is placed in service.

(e) Impairment of Assets. In 2001, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which superceded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that the carrying amount of an asset may not be recoverable, the Company estimates the impairment from the use of such asset and its eventual disposition. The amount of any impairment is included in “income from continuing operations” and the method or methods of determining fair value are disclosed.

(f) Other Assets. Other assets consist primarily of deposits with financial institutions, bonding companies, facilities lessors, and others to secure the payment of fixed obligations. Deposits related to long-term leases were $1.1 million and $1.1 million at December 31, 2003 and 2002, respectively.

(g) Long-term Obligations Classified As Current. At December 31, 2003, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Therefore, in accordance with generally accepted accounting principles, the amounts of long-term debt that would otherwise be due after one year are reflected on the Company’s balance sheets as long-term obligations classified as current. In addition to the contractual amounts due the lenders, the amount of long-term debt classified as current includes $13.8 million of additional carrying amounts under SFAS 15.

(h) Accrued Liabilities. Accrued liabilities consisted of the following balances at December 31, 2003 and 2002:

	2003	2002
Accrued expenses	$528,842	$689,796
Unearned revenue	2,265,228	1,942,634
Accrued property taxes	16,000	356,246
Accrued payroll	1,584,025	1,497,860
Accrued aircraft refurbishment	2,517,391	4,000,000
Accrued interest	1,761,617	1,488,106

Total accrued liabilities	$8,673,103	$9,974,642

(i) Deferred Lease Payments. Due to shortfalls from forecasted cash flows during 2002 and 2003, the Company was in arrears on substantially all of its aircraft lease obligations. As a result, the balances of outstanding deferred lease payments owed by the Company to its aircraft lessors was $7.7 million at December 31, 2003 and $5.7 million at December 31, 2002.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

(j) Deferred Credits. The Company has received various incentives in the form of interest rate subsidies and spare parts in connection with the acquisition of new aircraft. Incentives are being amortized as a reduction of rent expense or interest expense over the term of the related agreement. The amount of deferred credits have been further reduced by the write-off of incentives that were associated with aircraft returned to Raytheon during 2003.

(k) Revenue Recognition. Passenger revenues are recorded as income either when the respective services are rendered or when the time for use of the ticket has expired. Liability for unused tickets issued by the Company is recorded as unearned revenue. The Company also receives public service subsidy revenues for providing air service to certain communities that do not generate sufficient traffic to fully support profitable air service. Public service subsidy revenues are recorded by the Company during the period in which the agreed upon air service is furnished by the Company.

With respect to closed EAS contracts, the Company has recorded revenues based upon rates that were approved by the Department of Transportation in the closed EAS contracts.

In the case of EAS contracts currently under negotiation, the Company has recorded revenues based upon the assumption that the contracts will be renewed at rates that are not less than the rates currently in use. Any adjustments in revenue for differences between the assumed rates currently utilized by the Company and the rates approved by the Department of Transportation in the closed EAS contracts will be recorded by the Company when such EAS contracts are finalized and closed.

(l) Code Share Relationships. The Company operates under code share agreements with United Air Lines and Frontier Airlines. The Company also participates in United’s “Mileage Plus” frequent flyer program.

(m) Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date.

(n) Income and Loss Per Share. Basic income and loss per share has been computed by dividing the net income or loss for a particular year by the weighted average number of shares of common stock outstanding during such year. Diluted income and loss per share is calculated by including the dilutive impact of the issuance of common stock pursuant to the exercise of outstanding warrants and stock options. Since the Company suffered a net loss in the years ended December 31, 2002 and 2001, the effects of potential common stock issuances were not included in the calculation for those years, as their effects would be anti-dilutive. In addition, because the average price of the Company’s stock during 2003 was less than the exercise prices of all outstanding warrants and stock options, the effects of potential common stock issuances were not included in the calculation for 2003, as their effects would be anti-dilutive.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

(o) Comprehensive Income. For the years ended December 31, 2003, 2002, and 2001, comprehensive income (loss) equals net income (loss).

(p) Stock Option Plans. The Company has elected the pro forma disclosure option of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company will continue applying the accounting treatment prescribed by the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations (“APB Opinion No. 25”). Pro forma net loss and pro forma net loss per share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Company’s stock option plans (the “Plans”), both of which are fixed stock option plans. Accordingly, no compensation cost has been recognized for the Plans because the option exercise prices are at least equal to the fair market value of the Company’s common stock on the dates of the option grants.

If the compensation cost for the Company’s fixed stock option plans had been determined consistent with SFAS No. 123, the Company’s net loss and loss per share would have been impacted as follows:

	Year Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$1,790,199	$(10,811,137)	$(18,633,884)
Pro forma net income (loss)	1,676,637	(10,902,124)	(18,768,701)
Basic income (loss) per share, as reported	0.13	(1.24)	(2.15)
Pro forma basic income (loss) per share	0.12	(1.25)	(2.17)
Diluted income (loss) per share, as reported	0.13	(1.24)	(2.15)
Pro forma diluted income (loss) per share	0.12	(1.25)	(2.17)

As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 7 for further discussion of the assumptions relating to the Company’s stock-based employee compensation.

(q) Fair Value of Financial Instruments. Fair value estimates, methods, and assumptions of financial instruments are set forth below:

Cash, accounts receivable, accounts payable and accrued liabilities. The carrying amount approximates fair value because of the short-term nature of these instruments.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

Long-term debt. Based upon the Company’s concentration of long-term debt with only two aircraft creditors, the fair value of long-term debt was not reasonably determinable.

(r) Supplemental Disclosure of Non-cash Investing and Financing Activities. Amounts on the statement of cash flows for fiscal year 2002 exclude the effect of recording the insured loss of one owned and one leased Beechcraft 1900D and parts inventory in a hangar fire on May 14, 2002. The net book values of the Company’s inventory and flight equipment lost were $794,000 and $3,821,000 respectively, and the Company had a debt obligation for the aircraft of $3,184,000. In addition, the Company incurred a liability to Raytheon Aircraft Credit Corporation for the stipulated loss value of the leased aircraft. Insurance proceeds on the assets totaled $9,988,000 of which $7,800,000 was paid to Raytheon on the foregoing obligations including past due interest and deferred lease payments on these aircraft. A gain on insurance recovery of $1,438,000 was recognized representing the excess of the total insurance over the net book value of the Company’s assets that were destroyed and liability incurred on the leased aircraft.

(4)	Flight Equipment

At December 31, 2003, the Company’s passenger airline fleet was comprised of 33 Beechcraft Model 1900D 19-passenger aircraft, seven Embraer Brasilia Model 120 30-passenger aircraft, and two Beechcraft Model 1900C aircraft in a cargo configuration for carriage of United States mail. In comparison, at December 31, 2002, the Company’s airline fleet consisted of 37 Beechcraft Model 1900D aircraft, seven Embraer Brasilia Model 120 aircraft, and two Beechcraft Model 1900C aircraft.

A summary of the Company’s operating aircraft as of December 31, 2003 and 2002 is as follows:

	2003			2002
	Beechcraft 1900C	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900C	Beechcraft 1900D	Embraer Brasilia
Owned	—	32	4	—	36	4
Operating leases	2	1	3	2	1	3

	2	33	7	2	37	7

As of December 31, 2003, one Beechcraft Model 1900D aircraft and three Embraer Brasilia Model 120 aircraft are operated under long-term leases. Thirty-two Beechcraft Model 1900D aircraft and four Embraer Brasilia Model 120 aircraft are owned by the Company.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

The following table sets forth the future lease commitments for aircraft under the Company’s current lease agreements, as of December 31, 2003:

Total per year
2004	$2,595,606
2005	2,595,606
2006	2,595,606
2007	2,595,606
2008	2,595,606
Thereafter	9,924,813

$22,902,843

Pursuant to the Restructuring Agreement with Raytheon, the Company will return the one leased and two owned Beechcraft Model 1900D aircraft to Raytheon during 2004. The Company will be responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the Restructuring Agreement. Accordingly, as of December 31, 2003, the Company has recognized a liability of $2.3 million for such expenditures. Upon return of the three Beechcraft Model 1900D aircraft, the Company will reduce the net book value of the Company’s owned aircraft by approximately $4.9 million, reduce its outstanding aircraft debt and lease liabilities by approximately $8.3 million, and be released from future lease obligations of approximately $3.5 million. In addition, two Beechcraft Model 1900C aircraft will be returned to Raytheon not later than the second quarter of 2004, at which time the Company will be released from future lease obligations of approximately $3.5 million.

The Company leases two Embraer Brasilia Model 120 aircraft from Boeing Capital Corporation (“Boeing”). At December 31, 2003, the Company was in arrears on its aircraft rental obligations under these leases in the amount of $5.2 million. The Company has also recorded a liability to Boeing in the amount of $0.5 million for accrued penalty interest on the missed lease payments. The Company is engaged in ongoing negotiations with Boeing with respect to the Company’s default under the terms of the aircraft lease agreements.

During 2003, the Company leased one Embraer Brasilia Model 120 aircraft from FINOVA Capital Corporation (“FINOVA”). The lease terminated on November 1, 2003, and the Company returned the aircraft to FINOVA in January 2004. The Company will be responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the FINOVA lease agreement. Accordingly, as of December 31, 2003, the Company recognized a liability of $0.2 million for such expenditures. In addition, as of December 31, 2003, the Company had accrued lease payments, together with accrued penalty interest, in the amount of $1.4 million with respect to the aircraft lease. FINOVA and the Company have agreed to negotiate a settlement of amounts due under the aircraft lease agreement and for any deficiencies in the operating condition of the returned aircraft.

Non-aircraft lease commitments are set forth in Note 10.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

(5)	Notes Payable and Long-Term Debt

Current notes payable and current maturities of long-term debt consisted of the following balances at December 31, 2003 and 2002:

	2003	2002
Amounts due Raytheon Aircraft Credit Corporation:
Current maturities of Raytheon long-term debt - principal	$10,561,275	$6,969,491
Current portion of additional carrying value under SFAS 15	5,133,541	3,431,059

Current maturities of Raytheon long-term debt	15,694,816	10,400,550
Other current maturities of long-term debt	675,181	1,952,554

Total current maturities of long-term debt	$16,369,997	$12,353,104

Long-term debt and long-term debt classified as current consist of the following at December 31, 2003 and 2002:

	2003	2002
Long-Term Debt:
Raytheon Aircraft Credit Corporation - principal (A)	$91,169,940	$104,914,339
Additional carrying value under SFAS 15	18,989,619	22,342,395
Other long-term notes (B)	5,104,173	5,627,118

Total long-term debt	115,263,732	132,883,852
Less:
Raytheon Aircraft Credit Corporation current maturities of long-term debt and additional carrying value under SFAS 15	(14,921,925)	(10,400,550)
Other current maturities of long-term debt	(1,448,072)	(1,952,554)

Long-term debt net of current maturities	98,893,735	120,530,748

Less:
Raytheon Aircraft Credit Corporation long-term debt reclassified as current and additional carrying value under SFAS 15	(95,237,634)	(116,856,184)
Other long-term debt reclassified as current	(3,320,001)	(3,002,279)

Long-term debt classified as current (C)	(98,557,635)	(119,858,463)

Net long-term debt	$336,100	$672,285

(A)

At December 31, 2003, the Raytheon notes consisted of 32 aircraft promissory notes and three long-term notes payable. Thirty of the promissory notes require payments of approximately $26,500 per month, with interest accruing on unpaid balances at the rate of

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

LIBOR plus 375 basis points per annum. Each of these 30 promissory notes matures on December 31, 2012.

The other two promissory notes require monthly payments of $30,007 with an interest rate of 7.15% per annum. In 2004, the Company will return to Raytheon the two Beechcraft Model 1900D aircraft that serve as collateral for the two promissory notes. Pursuant to the Restructuring Agreement, further payments of principal and interest due under the two promissory notes will be deferred until the collateral aircraft are returned to Raytheon, at which time all of the Company’s liability under the two promissory notes will be extinguished.

Of the three long-term notes payable, the first note payable requires quarterly payments of principal and interest during 2004 in the amount of $125,000 per quarter, with interest accruing on the unpaid balances at the rate of LIBOR plus 375 basis points per annum. The first note payable will mature on December 31, 2005. The second note payable requires no payments until 2005, at which time payments of principal and interest in the amount of $362,000 will be due and payable quarterly. Interest will accrue on the unpaid balances of the second note payable at the rate of 8.25% per annum, and the note will mature on December 31, 2009. The third note payable requires no payments until 2005, at which time payments of interest ranging in amounts from $41,000 to $44,000 will be due and payable quarterly. Interest will accrue on the unpaid balances of the third note payable at the rate of 6% per annum. The third note payable will mature on September 30, 2007, at which time all outstanding amounts under the note will be due and payable.

All of the Raytheon notes are secured by the Beechcraft 1900D aircraft and other assets of the Company.

Until such time as all obligations due and payable under the Restructuring Agreement are paid in full, and as partial consideration for the concessions and agreements of Raytheon in the Restructuring Agreement, the Company agreed to meet certain financial and non-financial convenants. In addition to other covenants that may be found in the Restructuring Agreement, the primary financial covenants are as follows:

(1) The Company agreed (i) that the Company would not create or assume any additional indebtedness, other than indebtedness incurred in the ordinary course of business, and (ii) that, at any point in time, the total amount of the Company’s indebtedness would not exceed a pre-determined permitted amount of indebtedness. The pre-determined permitted amount of indebtedness is calculated as a certain dollar amount over an allowed debt ratio.

(2) The Company is required to meet a pre-determined net debt to EBITDA threshold for each fiscal quarter period.

As of December 31, 2003, the Company was in default of almost all of the financial covenants contained in the Restructuring Agreement.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

(B)	Other long-term notes consist of one note payable to CIT Aerospace (“CIT”) and one note payable to FINOVA. The note payable to CIT requires payments ranging from $95,000 to $102,000 per month, with interest at the rate of LIBOR plus 275 basis points per annum. The note payable to CIT is secured by three Embraer Brasilia Model 120 aircraft. The note payable to FINOVA requires monthly payments of approximately $18,314, with interest at the rate of 10% per annum.

(C)	At December 31, 2003, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Therefore, in accordance with generally accepted accounting principles, the amounts of long-term debt that would otherwise be due after one year are reflected on the Company’s balance sheets as long-term obligations classified as current. In addition to $84.0 million of outstanding debt principal, the amount of long-term debt classified as current includes $13.8 million of additional carrying amounts under SFAS No. 15 (see Note 2).

At December 31, 2002, although the Company was in compliance with its debt agreements or had obtained waivers or deferrals from its lenders with respect to any nonpayment of scheduled debt installments, the Company could not determine with reasonable assurance that it would be able to make future required payments or remain in compliance with the agreements during the year 2004. Therefore, in accordance with generally accepted accounting principles, $84.7 million of outstanding principal and $13.9 million of additional carrying amounts under SFAS No. 15 were classified by the Company as a current liability (see Note 2).

As of December 31, 2003, the long-term debt obligations due in the five subsequent years and thereafter under their contractual terms were as follows:

	Beechcraft 1900Ds	Embraer Brasilias	Other	Total
2004	$9,289,658	$1,271,617	$675,181	$11,236,456
2005	6,933,417	1,060,000	1,488,296	9,481,713
2006	7,288,526	1,120,000	1,219,054	9,627,580
2007	7,661,982	1,140,000	6,859,619	15,661,601
2008	12,807,551	—	1,269,119	14,076,670
Thereafter	34,812,986	—	1,377,107	36,190,093

	78,794,120	4,591,617	12,888,376	96,274,113
Additional carrying value under SFAS 15	18,788,982	—	200,637	18,989,619

	$97,583,102	$4,591,617	$13,089,013	$115,263,732

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

(6)	Income Taxes

Due to taxable losses during fiscal years 2003, 2002, and 2001, the Company did not accrue any federal or state income tax liabilities for the years ended December 31, 2003, 2002, and 2001.

The federal statutory tax rate differs from the Company’s effective income tax rate for the years ended December 31, 2003, 2002, and 2001 as follows:

	2003	2002	2001
Federal statutory (expense)/benefit rate	(35.0)%	35.0%	35.0%
State income taxes, of federal benefit	—	—	—
Change in valuation allowance and other	35.0	(35.0)	(35.0)

	0.0%	0.0%	0.0%

Deferred tax assets (liabilities) as of December 31, 2003 and 2002 were as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$29,531	$27,642
Accrued liabilities and other	14,424	5,998

Total gross deferred tax assets	43,955	33,640
Less: valuation allowance	(26,162)	(18,656)

	17,793	14,984
Deferred tax liabilities:
Property and equipment	(17,793)	(14,984)
Total deferred tax asset (liability)	$0	$0

The Company has estimated net operating loss carry forwards for federal income tax purposes in a total amount of approximately $84.4 million at December 31, 2003, expiring in years from 2006 through 2023. The net change in the total valuation allowance for the fiscal year ended December 31, 2003 was an increase of $7.5 million, as compared to a decrease of $4.6 million for the fiscal year ended December 31, 2002.

The Company believes that over the three-year period from January 1, 2001 through December 31, 2003, the stock ownership percentages (by value) of “5-percent shareholders” (as such term is defined in Internal Revenue Code Section 382) has not increased, in the aggregate, by more than 50 percentage points over such shareholders’ lowest ownership percentages within such three-year period. Accordingly, the Company believes that the Company’s ability to use its estimated net operating loss carry forwards are not subject to any annual limitations set forth in Internal Revenue Code Section 382. Any future changes in stock ownership by one or more 5-percent shareholders could potentially subject the Company to such annual limitations.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

(7)	Employee Benefit Plans

(a) 401(k). The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all of the Company’s employees. The Company matches up to 4% of participating employees’ contributions. Company contributions totaled $205,120 in 2003, $242,578 in 2002, and $243,000 in 2001.

(b) Stock Option Plans. In 1993, the Company had adopted the Great Lakes Aviation, Ltd. 1993 Stock Option Plan and the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan (collectively, the “Plans”). The Plans permitted the grant of stock options in the aggregate of 1,300,000 shares of the Company’s common stock to be granted to key employees, officers, and directors of the Company. Pursuant to their terms, both Plans expired on October 31, 2003 and no options may be granted after October 31, 2003. However, all outstanding options shall remain in effect until such outstanding options have either expired or been cancelled.

Options granted under the Plans become 20% vested upon the completion of 12 continuous months of employment from the date of grant, with additional 20% vesting in each subsequent 12-month period of employment over a continuous five year period. The options expire after 10 years from the date of grant. Options are forfeited upon termination from employment for reasons other than retirement, death, or disability.

A summary of the status of the Company’s fixed option plans as of December 31, 2003, 2002, and 2001 and changes during the years ended on those dates is presented below:

	2003		2002		2001
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year	670,000	$1.28	360,000	$2.71	380,000	$2.62
Granted	—		420,000	$0.40	30,000	$0.44
Forfeited	(20,000)	$7.27	(110,000)	$2.60	(50,000)	$0.64

Outstanding at end of year	650,000	$1.10	670,000	$1.28	360,000	$2.71

Options exercisable at year end	422,000	$1.42	192,800	$2.98	195,600	$3.35

Weighted average fair value of options granted	$0.00		$0.48		$0.54

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

A summary of stock options outstanding and exercisable as of December 31, 2003 are as follows:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 0.31 - $ 0.40	420,000	9.0	$0.40	212,000	$0.40
$ 1.06 - $ 1.63	70,000	6.3	1.39	50,000	1.38
$ 2.75	153,000	4.6	2.75	153,000	2.75
$ 3.875	7,000	1.4	3.875	7,000	3.875

	650,000			422,000

Pro forma information regarding net income and net income per share, as disclosed in Note 3, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans:

For Options Issued in Year Ending December 31,

	2003	2002	2001
Risk-free interest rate	*	5.04%	5.42%
Expected dividend yield	*	0%	0%
Expected option life	*	5	5
Expected stock price volatility	*	67.76%	65.36%

*	No options were issued during the year ending December 31, 2003.

(c) Employee Stock Purchase Plan. In 1993, the Company established an employee stock purchase plan. Under the plan, certain employees were eligible to purchase an aggregate of not more than 125,000 shares of the Company’s common stock at 95% of the lower of the fair market value at the beginning or the end of the calendar year in which the shares are purchased.

In June 2003, 19,804 shares of common stock were purchased through the employee stock purchase plan. After the sale of shares in 2003, all stock authorized for the employee stock purchase plan was fully issued. Therefore, after June 2003, no additional shares of common stock were available for sale under the employee stock purchase plan.

On November 30, 2003, the employee stock purchase plan expired by its own terms.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

(8)	Stabilization Act Grant

On September 21, 2001, Congress passed and the President signed into law, the Air Transportation Safety and System Stabilization Act (the “Stabilization Act”), which provides, among other things, for $5 billion in grants to compensate U.S. air carriers for losses incurred by the air carriers as a result of the terrorist attacks on September 11, 2001.

In 2001, the Company recognized a $1,926,879 grant under the Stabilization Act, of which $1,637,846 was received during the fourth quarter of 2001. The balance of the amount was received during 2002. The grant was in compensation for direct losses incurred beginning on September 11, 2001, as a result of the grounding of all aircraft by the Federal Aviation Administration, and for incremental losses incurred by airline operators through December 31, 2001 as the direct result of the September 11 attacks. The grant was included in the Company’s non-operating income in the accompanying statements of operations.

(9)	Income/(Loss) Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted income and loss per share computations for the periods presented:

	2003			2002			2001
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic income $ (loss) per share attributable to common shareholders	$1,790,199	14,061,238	$0.13	$(10,811,137)	8,698,093	$(1.24)	$(18,633,844)	8,658,330	$(2.15)
Effect of dilutive securities:
Stock warrants	—	—	—	—	—	—	—	—	—
Stock options	—	—	—	—	—	—	—	—	—

Diluted income (loss) (loss) per share attributable to common shareholders $	$1,790,199	14,061,238	$0.13	$(10,811,137)	8,698,093	$(1.24)	$(18,633,844)	8,658,330	$(2.15)

For the years ended December 31, 2003, 2002, and 2001, the number of stock options that were excluded from the calculation of diluted earnings per share, because the exercise of such options would have been anti-dilutive, totaled approximately 650,000, 670,000, and 360,000, respectively.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

Under the Restructuring Agreement, the Company is prohibited from paying dividends until after December 31, 2005.

(10)	Commitments and Contingencies

(a) Transactions with Affiliates. The Company leases four-passenger and six-passenger aircraft and a fleet of rental cars from Iowa Great Lakes Flyers, Inc. (“Flyers”), a corporation solely owned by Douglas G. Voss, the Company’s Chairman and majority stockholder. Until April 2002, the Company also leased a Beechcraft 1900D aircraft from Flyers. The Company believes that its leases with Flyers are on terms no less favorable to the Company than would be similar transactions with unaffiliated third parties. Total payments for the various leases were $42,143 in 2003, $10,000 in 2002 and $287,000 in 2001. As of December 31, 2003, the Company had an outstanding liability in the amount of $260,000 for amounts due and payable under the various leases with Flyers. The Company’s leases with Flyers do not require payment or accrual of interest on any outstanding amounts.

As of February 29, 2004, Raytheon Aircraft Credit Corporation (“Raytheon”) owned 5,371,980 shares of common stock of the Company, representing an approximate 38.2% interest in the Company’s outstanding common stock. The Company acquires various aircraft parts from Raytheon for maintenance. Total payments for the various aircraft parts were $ 1.1 million in 2003, $ 1.6 million in 2002, and $ 0.7 million in 2001. See Note 2 to the financial statements, “Restructuring Agreement with Raytheon Aircraft Credit Corporation,” for further information regarding the Company’s ongoing transactions with Raytheon.

(b) Non-aircraft Lease Commitments. The Company leases certain hanger and terminal facilities under operating leases, which provide for approximate future non-cancelable minimum lease payments, as follows:

2004	$2,558,557
2005	2,228,944
2006	2,141,483
2007	2,057,781
2008	2,057,781
Thereafter	2,400,744

$13,445,290

(c) Litigation. The Company is a defendant in a lawsuit arising from a gear-up landing of one of the Company’s Beechcraft 1900D aircraft at O’Hare International Airport in Chicago, Illinois on February 10, 2001. Seven plaintiffs filed suit against the Company, United Air Lines, Inc., and the flight crew of the aircraft. The complaint alleges that the plaintiffs suffered personal injuries as passengers aboard the aircraft when the pilots allegedly landed the aircraft without extending the landing gear. The Company’s insurance carrier is providing for the Company’s defense in the lawsuit, and the Company believes that any claims that arise from the accident which are not covered by insurance will not have a material adverse effect on the Company’s financial position, result of operations, or cash flows.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

The Company is a party to other ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

(d) Union Agreements. Approximately 41% of the Company’s employees are represented by unions. The Company’s pilots are represented by the International Brotherhood of Teamsters. The Company’s labor agreement with the pilots became amendable October 30, 2000, and negotiations are continuing. In March 2002, the Company’s pilots voted to authorize a strike in the event that negotiations did not result in an amended contract. The Company’s flight attendants are represented by the International Brotherhood of Teamsters, and the agreement with the flight attendants became amendable April 2002. In 2003, the Company’s dispatchers voted to be represented by the International Brotherhood of Teamsters. As of February 29, 2004, the Company and the dispatchers were in active negotiations for an initial labor agreement.

(e) Air Carrier Security Fees. Included in the Company’s current liabilities is $2.5 million of funds collected or assessed for security matters in fiscal years 2001 through 2003. The Company is seeking a reduction in the amount payable for such matters.

(11)	Selected Quarterly Financial Data (Unaudited)

The following table presents selected quarterly unaudited financial data for each of the years ended December 31, 2003 and 2002 (in thousands, except for per share information):

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Operating revenues	$16,726	$18,218	$21,273	$19,544	$75,761
Operating income (loss)	(3,335)	478	3,504	(287)	360
Net income (loss)	(3,918)	(513)	4,489	1,732	1,790
Net income (loss) per share
Basic and Diluted	$(0.28)	$(0.04)	$0.32	$0.12	$0.13
Weighted average shares outstanding
Basic and Diluted	14,052	14,052	14,059	14,061	14,061

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Operating revenues	$20,073	$23,140	$22,712	$18,804	$84,729
Operating income (loss)	(509)	1,785	(2,302)	(10,152)	(11,178)
Net income (loss)	(2,382)	1,477	(4,193)	(5,713)	(10,811)
Net income (loss) per share
Basic and Diluted	$(0.27)	$0.17	$(0.48)	$(0.66)	$(1.24)
Weighted average shares outstanding
Basic and Diluted	8,680	8,680	8,680	8,752	8,698

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2003, 2002, and 2001

In the second and third quarters of 2003, the Company recognized increased revenues due to increases in passenger volume and receipt of additional EAS subsidy revenues for (i) adjustments relating to prior periods and (ii) rate increases on existing routes. In addition, the Company recognized decreased operating expenses primarily attributable to (i) credits received by the Company for annual rent adjustments at Denver International Airport and (ii) a credit received by the Company for previously paid war-risk insurance, as covered by the FAA insurance program.

In the third and fourth quarters of 2003, the Company recognized gains from extinguishment of debt as discussed in Note 2.

In the fourth quarter of 2002, the Company recognized gains from a debt restructuring transaction as discussed in Note 2.

In the second quarter of 2002, the Company recognized a non-operating gain from the recovery of insurance proceeds on a fire.

The above financial data includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial data. The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.

GREAT LAKES AVIATION, LTD.

Schedule II - Valuation and Qualifying Accounts

The following represents the additions and deletions to the Company’s inventory and equipment reserves during 2003, 2002, and 2001.

	Balance at beginning of year	Charged to costs and expenses	Charged to reserves	Balance at end of year
2003 Inventory and equipment reserves	$7,017,137	$172,500	$(209,346)	$7,189,637
2002 Inventory and equipment reserves	6,565,809	451,328	—	7,017,137
2001 Inventory and equipment reserves	6,319,979	245,830	—	6,565,809

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the financial statements and related notes.

PART III

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent auditors during the Company’s two most recent fiscal years or any subsequent interim period.

Item 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have performed an evaluation of the Company’s disclosure controls and procedures. Based upon that evaluation, such officers have concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2003, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Registrant

The following table provides information with respect to the Company’s directors and executive officers as of February 29, 2004. Each executive officer has been appointed to serve until his successor is duly appointed by the Board of Directors or his earlier removal or resignation from office. Each director has been elected to serve a one-year term expiring in 2004 or until his or her successor has been duly elected and qualified.

Name	Age	Title
Douglas G. Voss	49	Chairman of the Board of Directors
Charles R. Howell IV	46	Chief Executive Officer
Michael L. Tuinstra	50	Treasurer
Gayle R. Brandt	44	Director
Vernon A. Mickelson	77	Director
John Reardon	58	Director
Ivan L. Simpson	53	Director

Douglas G. Voss. Mr. Voss co-founded the Company in 1979 and served in the position of Chief Executive Officer from the Company’s inception until December 31, 2002. Mr. Voss has served as a director of the Company since the Company’s inception. Mr. Voss became a pilot in 1974 and holds both an Airline Transport Pilot Certificate and an Airframe and Powerplant Mechanic Certificate. Mr. Voss is a graduate of Colorado Aero Tech. In 1977 and 1978, Mr. Voss was employed as a mechanic for a subsidiary of Executive Beechcraft, Inc. Mr. Voss has also served the Company in a number of operational positions, including Director of Maintenance and Director of Operations.

Charles R. Howell IV. Mr. Howell became the Chief Executive Officer of the Company on December 31, 2002. Mr. Howell served as Chief Operating Officer from August 2002 until December 31, 2002. Prior to joining the Company, Mr. Howell was the President and Chief Executive Officer of Corporate Airlines, Inc., a Nashville-based airline that he co-founded in 1996.

Michael L. Tuinstra. Mr. Tuinstra became the Company’s Treasurer in January 2002. From August 1998 to January 2002, Mr. Tuinstra served as the Company’s Director of Purchasing and Inventory Control. From August 1998 until April 1999, Mr. Tuinstra was the Company’s budget and financial analyst. From June 1995 until August 1998, Mr. Tuinstra was self employed and was a financial consultant.

Gayle R. Brandt. Ms. Brandt has been a director of the Company since December 1996. Ms. Brandt has held various positions with the Company since its inception including assisting in the management of the Spirit Lake Airport from 1978 through 1992, Station Agent and Station Manager responsible for all airline reservations from 1982 through 1985, Airline Accounts Receivable and Revenue Accounting Manager from 1985 through 1989, Airline Executive Office Receptionist from 1989 through 1996, and Director of Airport Services and Airport Manager from June 1996 through 2001. Ms. Brandt is currently the Director of Aviation for Leading Edge Aviation, Inc.

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

John Reardon. Mr. Reardon has been a director of the Company since May 2002. Mr. Reardon has over 30 years of business consulting experience, addressing operational and financial issues and governmental and business-to-business relations. Since March 2001, Mr. Reardon has been the Director Executive Education Services and Executive MBA Programs at Colorado State University, College of Business. Mr. Reardon served as Chief Executive Officer of the Wyoming State Business Council from October 1998 to July 2000. From April 1994 to October 1998, Mr. Reardon was the Chief Operating Officer, Director of Global Operations for the International Development Research Council, a global trade and learning association for Fortune 500 and Global 1000 senior level executives.

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

Certain Significant Employees

The following table provides information with respect to certain significant employees who make or are expected to make significant contributions to the business of the Company.

Name	Age	Title
James A. Frazier	45	Vice President of Customer Service
Jeffrey L. Redlin	47	Vice President of Quality Control/Quality Assurance
David H. Thomas	43	Vice President of Marketing and Planning
John D. Crockett	46	Director of Maintenance
Bruce Gunberg	62	Director of Flight Operations
Christine Smith	28	Human Resources Manager

James A. Frazier. Mr. Frazier joined the Company in March 1990 as Director of Stations and was promoted to his current position as Vice President of Customer Service in March 1992.

Jeffrey L. Redlin. Mr. Redlin joined the Company in 1999 as Director of Quality Control. In October 2001, Mr. Redlin was promoted to his present position as Vice President of Quality Control/Quality Assurance.

David H. Thomas. Mr. Thomas joined the Company in January 2004 as Vice President of Marketing and Planning. Prior to joining the Company, Mr. Thomas was self-employed as an air service consultant from 2002 through 2004. Mr. Thomas was previously employed by Midway Airlines Corporation (“Midway”) from 1996 to 2002. At Midway, Mr. Thomas served in various managerial and director roles for route planning and scheduling, and was eventually promoted to Vice President of Planning and Scheduling in 2001.

John Crockett. Mr. Crockett joined the Company as the Maintenance Control Manager in 1998. In October 2003, Mr. Crockett was promoted to his current position as Director of Maintenance.

Bruce Gunberg. Mr. Gunberg joined the Company in 2001 as Director of Flight Operations. Prior to joining the Company, Mr. Gunberg was employed from 1974 through 2001 by Continental Express Airlines d/b/a Rocky Mountain Airways in a number of pilot and flight operations functions, including Director of Training and Director of Flight Operations.

Christine Smith. Ms. Smith joined the Company in September 2000 and was promoted to her current position as Human Resources Manager in September 2003. Prior to joining the Company, Ms. Smith was employed from 1998 to 2000 by The Ford Agency in Washington, D.C. as a Human Resources Associate.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that the Company does not have an audit committee financial expert serving on the audit committee. The Board of Directors believes that the collective financial and business expertise of the members of the audit committee is sufficient to satisfy the functions of the audit committee under the terms of the audit committee charter.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Commission and provide the Company with copies of such reports. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, its directors and executive officers filed all reports on a timely basis.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company’s code of ethics is attached to this report as an exhibit. In addition, the text of the Company’s code of ethics is posted on the Company’s web-site at www.greatlakesav.com.

Item 11.	EXECUTIVE COMPENSATION

The following table discloses the annual and long-term compensation received in each of the last three fiscal years by (i) all persons serving in the capacity of Chief Executive Officer of the Company during the last fiscal year, (ii) the Company’s four most highly compensated executive officers, in addition to the Chief Executive Officer, serving at the end of the last fiscal year whose salary and incentive compensation exceeded $100,000 in the last fiscal year, and (iii) any executive officer of the Company who resigned during the last fiscal year whose salary and incentive compensation exceeded $100,000 in the last fiscal year. Such persons are referred to as the “Named Executive Officers.”

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Base Salary		Options Granted
Charles R Howell IV (1) Chief Executive Officer	2003 2002 2001	$ $ $	120,000 37,042 —	— 200,000 —

Douglas G. Voss (2) Chairman of the Board	2003 2002 2001	$ $ $	120,000 69,895 129,615	— 200,000 —

(1)	Mr. Howell joined the Company as Chief Operating Officer in August 2002 and served in that capacity until December 31, 2002. On December 31, 2002, Mr. Howell was elected Chief Executive Officer.

(2)	Mr. Voss served as Chief Executive Officer of the Company until December 31, 2002.

During the fiscal year ended December 31, 2003, the Company did not grant any stock options to any Named Executive Officers.

The following table sets forth information concerning the unexercised options held by the Named Executive Officers as of December 31, 2003. No options were exercised by the Named Executive Officers during fiscal year 2003.

Fiscal Year-End Option Values

	Number of Securities Underlying Options at Fiscal Year End		Value of In-the Money Options at Fiscal Year End (1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas G. Voss	200,000	100,000	$—	$4,000
Charles R. Howell IV	100,000	100,000	$4,000	$4,000

(1)	Market value of underlying securities at fiscal year end minus the exercise price.

Employment Agreements

On December 31, 2002 the Company entered into employment agreements with Mr. Voss and Mr. Howell, under which they serve as Chairman of the Board of Directors and Chief Executive Officer, respectively. The agreements entitle each executive to receive a base salary of $120,000 annually and to participate in the Company’s compensation and benefit plans. The agreements expire on December 30, 2004, and in the event of a termination of the executive’s employment by the Company, other than for “cause,” or by the executive for “good reason,” the executive will continue to be paid his salary for the remainder of the agreement. As part of these agreements, Messrs. Voss and Howell each received stock options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The options vest ratably on the first and second anniversary date of the employment agreements.

Compensation Committee Interlocks and Insider Participation

Messrs. Mickelson, Simpson, and Reardon comprised the Compensation Committee for purposes of setting compensation levels for 2003. No member of the Compensation Committee was an officer or employee of the Company or its subsidiary during the fiscal year ended December 31, 2003. Mr. Simpson was an officer and employee of the Company from 1979 through 1987. No executive officer of the Company served as a member of the compensation committee or the board of directors of another entity, one of whose executive officers served on the Company’s Compensation Committee or Board during the fiscal year ended December 31, 2003.

Compensation of Directors

Directors of the Company who are not employees of the Company participate in the Company’s 1993 Director Stock Option Plan, receive $1,000 for each meeting of the Board or a meeting of a committee of the Board attended (not to exceed $1,000 per day), and are reimbursed for out-of-pocket expenses incurred on behalf of the Company.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains certain information as of February 29, 2004 regarding the beneficial ownership of the Common Stock by (i) each person known to the Company to own beneficially five percent or more of the Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the summary compensation table, and (iv) all directors and executive officers of the Company as a group. Any shares that are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o Great Lakes Aviation, Ltd., 1022 Airport Parkway, Cheyenne, Wyoming 82001.

	Amount and Nature of Beneficial Ownership (1)		Percentage of Outstanding Stock
Douglas G. Voss	5,779,245	(2)(3)	40.5%

Raytheon Aircraft Credit Corporation 10511 E. Central Avenue Wichita, Kansas 67206	5,371,980		38.2%

Gayle R. Brandt 1218 Summer Circle Drive Okoboji, Iowa 51355	1,989,342	(2)(3)	14.1%

Iowa Great Lakes Flyers, Inc. 1965 330th Street Spencer, Iowa 51301	1,051,658	(4)	7.5%

Tennenbaum & Co., LLC 1999 Avenue of the Stars, 32nd Floor Los Angeles, California 90067	858,400	(5)	6.1%

Michael E. Tennenbaum 1999 Avenue of the Stars, 32nd Floor Los Angeles, California 90067	858,400	(6)	6.1%

Charles R. Howell IV	100,000	(7)	*

Vernon A. Mickelson 1209 3rd Avenue West Spencer, Iowa 51301	37,000	(8)	*

Ivan L. Simpson 21261 North Bay Drive Spirit Lake, Iowa 51360	20,450	(9)	*

John Reardon	2,000	(10)	*

All directors and executive officers as a group (7 persons)	5,960,695	(11)	41.3%

*	Indicates ownership of less than 1% of the outstanding shares of Common Stock.

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” as set forth in the regulations of the Securities and Exchange Commission (the “Commission”) and accordingly, may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person, as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of February 29, 2004. The same shares may be beneficially owned by more than one person.

(2)	Mr. Voss is the beneficial owner of 2,748,245 shares of Common Stock, which includes 200,000 shares of Common Stock subject to currently exercisable options. Ms. Brandt is the record owner of 1,979,342 shares of Common Stock and 10,000 shares of Common Stock subject to currently exercisable options. The 1,979,342 shares of Common Stock owned by Ms. Brandt, and the 1,051,658 shares of Common Stock owned by Iowa Great Lakes Flyers, Inc. are included in the 5,779,245 shares of Common Stock reported by Mr. Voss.

(3)	Ms. Brandt has granted to Mr. Voss an irrevocable proxy to vote her shares of Common Stock (the “Shares”) until June 28, 2010. Mr. Voss and Ms. Brandt have also entered into a Shareholder Buy-Sell Agreement (the “Agreement”) with respect to the Shares. The term of the Agreement (the “Term”) is until June 28, 2010 or until such time as Ms. Brandt does not own any Shares or the Company is dissolved or liquidated. Pursuant to the Agreement, Ms. Brandt could not sell any Shares until June 28, 1999, at which time she was able to sell 470,000 Shares and an additional 235,000 Shares in each year thereafter. Mr. Voss, however, has been granted a right of first refusal to purchase for the market price any Shares that Ms. Brandt desires to sell. The Agreement also provides Mr. Voss the option to purchase any Shares at any time during the Term for the market price of shares of Common Stock. The Agreement provides that in any transaction in which Mr. Voss sells greater than 5% of his shares of Common Stock, Mr. Voss has the right to compel Ms. Brandt to include the Shares held by her in such transaction on the same terms as the shares of Common Stock of Mr. Voss. In turn, Ms. Brandt has the right to have her Shares included by Mr. Voss in any such transaction on a pro rata basis. The Agreement also provides Mr. Voss with the right to purchase the Shares at the market price upon the death of Ms. Brandt or upon an involuntary disposition of the Shares held by Ms. Brandt. Pursuant to the Agreement, Mr. Voss will vote all shares of Common Stock beneficially owned by him (including the Shares) for the election of Ms. Brandt to the Board.

(4)	Beneficial ownership of all 1,051,658 shares of Common Stock is shared with Douglas G. Voss.

(5)	Beneficial ownership of all 858,400 shares of Common Stock is shared with Michael E. Tennenbaum.

(6)	Beneficial ownership of all 858,400 shares of Common Stock is shared with Tennenbaum & Co., LLC.

(7)	Includes 100,000 shares of Common Stock subject to currently exercisable options

(8)	Includes 30,000 shares of Common Stock subject to currently exercisable options.

(9)	Includes 20,000 shares of Common Stock subject to currently exercisable options.

(10)	Includes 2,000 shares of Common Stock subject to currently exercisable options

(11)	Includes an aggregate of 374,000 shares of Common Stock subject to currently exercisable options.

Equity Compensation Plan Information

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (A)	Weighted-average exercise price of outstanding options, warrants, and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) - (C)
Equity compensation plans approved by security holders	650,000	$1.10	0	(1)
Equity compensation plans not approved by security holders	0		0

Total	650,000	$1.10	0

(1)	As of October 31, 2003, no additional options may be granted under either the Company’s Employee Stock Purchase Plan or the Company’s 1993 Director Stock Option Plan. In addition, as of November 30, 2003, all shares authorized under the Company’s Employee Stock Purchase Plan had been issued and sold, and the Employee Stock Purchase Plan expired by its own terms.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Raytheon Aircraft Credit Corporation. As of February 29, 2004, Raytheon Aircraft Credit Corporation (“Raytheon”) owned 5,371,980 shares of common stock of the Company, representing an approximate 38.2% interest in the Company’s outstanding common stock. The Company issued the shares to Raytheon as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. See “Business” for a description of the Restructuring Agreement, including certain continuing rights and obligations of the parties.

Iowa Great Lakes Flyers, Inc. Douglas G. Voss is the sole owner of Iowa Great Lakes Flyers, Inc. (“Flyers”), a corporation that owns and operates four-passenger and six-passenger aircraft and a fleet of rental cars that are leased to the Company. Until April 2002, the Company also leased a Beechcraft 1900D aircraft from Flyers. The Company believes that its leases with Flyers are on terms no less favorable to the Company than would be similar transactions with unaffiliated third parties. In conjunction with these leases the Company made a payment of $42,143 during 2003 to Flyers. Additionally, from time to time Flyers loans funds to the Company on a short term basis. As of December 31, 2003, the Company had a net outstanding liability of $260,000 due payable for the various leases with Flyers.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of KPMG LLP has been the independent auditors for the Company since 1998. Fees paid to KPMG LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services provided during the years ended December 31, 2003 and 2002 were $164,500 and $176,000 respectively. Audit services consisted primarily of the audit and quarterly reviews of the Company’s financial statements, statutory audits required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with generally accepted audited standards.

Audit-Related Fees. Fees for audit-related services provided during the years ended December 31, 2003 and 2002 were $20,465 and $34,400, respectively. Audit-related services consisted primarily of professional services provided with respect to yearly audits of the Company’s Savings Plan, and an audit in 2002 of the schedule of calendar year 2000 costs for passenger and property screening.

Tax Fees. Fees for tax services provided during the years ended December 31, 2003 and 2002 were $149,553 and $0, respectively. Tax services included professional services provided for preparation of federal and state tax returns, review of tax returns prepared by the Company, assistance in assembling date to respond to governmental review of past tax filings, and tax advice, exclusive of tax services rendered in connection with the audit.

All Other Fees. During the fiscal year 2003 and fiscal year 2002, no other types of professional services were provided by KPMG to the Company. Accordingly, fees for other types of professional services for the years ended December 31, 2003 and 2002 were $0 and $0, respectively.

Audit Committee Pre-Approval Policies and Procedures

The amended charter of the audit committee provides that the audit committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for the Company by the independent auditors, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent auditors include the committee reviewing a budget for audit services, audit-related services, tax services, and other services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are anticipated at the time the budget is submitted. Committee approval would be required to exceed the budgeted amount for a particular category of services or to engage the independent auditors for any services not included in the budget. The audit committee periodically monitors the services rendered by, and actual fees paid to, the independent auditors to ensure that such services are within the parameters approved by the committee. The text of the audit committee charter is posted on the Company’s web-site at www.greatlakesav.com.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

(1)	Financial statements of the Company included in Item 8, “Financial Statements and Supplementary Data”:

(i)	Report of Independent Auditors

(ii)	Balance Sheets as of December 31, 2003 and 2002

(iii)	Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

(iv)	Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001

(v)	Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

(vi)	Notes to Financial Statements

(2)	Financial statement schedule included in Item 8, “Financial Statements and Supplementary Data”:

(i)	Schedule II - Valuation and Qualifying Accounts

(3)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-3).

(b)	Reports on Form 8-K. During the fourth quarter ended December 31, 2003, the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: March 22, 2004	By:	/s/ Charles R. Howell IV

Charles R. Howell IV, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael L. Tuinstra

Michael L. Tuinstra Treasurer (Principal Accounting and Financial Officer)

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Douglas G. Voss, Charles R. Howell IV, and Michael L. Tuinstra, and each of them individually, as his or her true and lawful agent, proxy, and attorney-in-fact, with full power of substitution and resubstitution for such individual and in such individual’s name, place, and stead, in any and all capacities, to act on, sign, and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto and to take any and all actions which may be necessary or appropriate in connection therewith, and each such individual hereby approves, ratifies and confirms all that such agents, proxies, and attorneys-in-fact, any of them or any of his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas G. Voss Douglas G. Voss	Chairman of the Board and Director	March 22, 2004

/s/ Charles R. Howell IV Charles R. Howell IV	Chief Executive Officer (Principal Executive Officer)	March 22, 2004

/s/ Michael L. Tuinstra Michael L. Tuinstra	Treasurer (Principal Accounting and Financial Officer)	March 22, 2004

/s/ Gayle R. Brandt Gayle R. Brandt	Director	March 22, 2004

/s/ Vernon A. Mickelson Vernon A. Mickelson	Director	March 22, 2004

/s/ John Reardon John Reardon	Director	March 22, 2004

/s/ Ivan L. Simpson Ivan L. Simpson	Director	March 22, 2004

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Airport/Airport Facilities Lease Agreement, dated November 1, 1989, by and between Minneapolis-St. Paul Airport and the Company. (1)

10.2	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

10.3	1993 Director Stock Option Plan. (1)

10.4	Great Lakes Aviation, Ltd. Employee Stock Purchase Plan. (1)

10.5	Restructuring Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.6	Group A Return Conditions Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.7	Form of Promissory Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.8	Form of Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.9	Form of First Amendment to Lease Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.10	Deferral Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.11	Senior Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.12	Subordinated Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.13	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.14	Fourth Amendment to Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.15	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Credit Corporation and the Company. (2)

E-1

10.16	Form of Lockup Agreement, dated December 31, 2002. (2)

10.17	Settlement Agreement and Covenant Not to Execute, dated August 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.18	Deferral Agreement, dated November 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.19	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

10.20	Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

10.21	Letter Agreement, dated April 11, 2003, by and between Boeing Capital Corporation and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (2)

10.22	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (3)

10.23	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (3)

10.24	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.25	Bus Services Agreement dated October 14, 2003 executed by and between Greyhound Lines, Inc. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and an application requesting confidential treatment of the excluded material has been filed with the SEC. Filed herewith.

14	Code of Ethics. Filed herewith.

23.1	Consent of KPMG LLP. Filed herewith.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer. Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Treasurer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Treasurer (Principal Accounting and Financial Officer). Filed herewith.

E-2

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

E-3