Form 10-Q
period 2004-03-31
GREAT LAKES AVIATION LTD
filed 2004-05-14
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, 14,071,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

i

Cautionary Statement Regarding Forward-Looking Statements

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. (“Great Lakes” or the “Company”) notes that certain statements in this Quarterly Report on Form 10-Q and elsewhere are forward-looking and provide other than historical information. The Company’s management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words, “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the statements contained in this Quarterly Report on Form 10-Q or elsewhere should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

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

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

	March 31, 2004 (unaudited)	December 31, 2003
Assets
Current assets:
Cash	$1,418,123	$3,700,511
Accounts receivable, net of allowance of $160,000, at March 31, 2004 and December 31, 2003	5,160,893	6,148,793
Inventories, net	3,103,745	2,863,514
Prepaid expenses and other current assets	1,866,249	964,160

Total current assets	11,549,010	13,676,978

Property and equipment:
Flight equipment, including aircraft to be returned	131,933,669	135,079,588
Other property and equipment	7,730,820	7,608,767
Less accumulated depreciation and amortization	(40,581,376)	(39,715,272)

Total property and equipment	99,083,113	102,973,083

Other assets	1,027,352	1,127,708

Total assets	$111,659,475	$117,777,769

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of long-term debt	$17,254,308	$16,369,997
Long-term debt classified as current	94,363,461	98,557,635
Accounts payable	11,079,001	10,968,984
Accrued liabilities and unearned revenue	5,978,781	8,673,103
Deferred lease payments	7,205,657	7,721,004

Total current liabilities	135,881,208	142,290,723

Long-term debt, net of current maturities	289,172	336,100
Deferred credits	414,188	512,070

Stockholders’ equity (deficit):
Common stock, $0.01 par value.	140,720	140,720
Authorized: 50,000,000 shares
Issued and outstanding: 14,071,970 at March 31, 2004 14,052,1 and at December 31, 2003
Paid-in capital	33,468,644	33,468,644
Accumulated deficit	(58,534,457)	(58,970,488)

Total stockholders’ equity (deficit)	(24,925,093)	(25,361,124)

Total liabilities and stockholders’ equity (deficit)	$111,659,475	$117,777,769

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2004	2003
Operating Revenues:
Passenger	$12,607,044	$10,014,815
Public service	5,199,296	5,846,929
Freight, charter, and other	280,781	863,953

Total operating revenues	18,087,121	16,725,697

Operating expenses:
Salaries, wages, and benefits	5,815,523	6,193,660
Aircraft fuel	3,363,514	3,292,860
Aircraft maintenance, materials, and repairs	2,442,994	2,320,340
Commissions	60,889	63,483
Depreciation and amortization	1,724,980	2,033,623
Aircraft rental	625,357	705,889
Other rentals and landing fees	1,279,281	1,511,142
Other operating expense	4,021,535	3,939,262

Total operating expenses	19,334,073	20,060,259

Operating income (loss)	(1,246,952)	(3,334,562)
Other income (expense):
Interest expense, net	(420,488)	(583,265)
Net gain on disposal of assets	43,924	—
Gain on termination of aircraft lease	709,988	—
Gain on extinguishment of debt	1,349,559	—

Income (loss) before income taxes	436,031	(3,917,827)
Income tax expense	—	—

Net income (loss)	$436,031	$(3,917,827)

Net income (loss) per share:
Basic	$0.03	$(0.28)
Diluted	$0.03	$(0.28)

Average shares outstanding:
Basic	14,071,970	14,052,166
Diluted	14,079,397	14,052,166

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$436,031	$(3,917,827)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,724,979	2,033,623
Non-cash loss on write-off of obsolete parts inventory	78,918
Non-cash net gain on disposition of assets	(43,924)	—
Non-cash gain on termination of lease	(709,988)	—
Non-cash gain on extinguishment of debt	(1,349,559)	—
Change in current operating items:
(Increase)/Decrease in accounts receivable	987,900	1,656,354
(Increase)/Decrease in inventories	(240,231)	314,621
(Increase)/Decrease in prepaid expenses and other current assets	(902,089)	(24,969)
Increase/(Decrease) in accounts payable	110,017	—
Increase/(Decrease) in accrued liabilities and unearned revenue	86,676	734,473
Increase/(Decrease) in deferred lease payments	207,263	312,560

Net cash provided by operating activities	385,993	1,108,835

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(370,003)	—
Decrease (increase) in other assets	356	(203,517)

Net cash flows used in investing activities	(369,647)	(203,517)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(2,298,734)	(775,179)

Net cash used in financing activities	(2,298,734)	(775,179)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,282,388)	130,139

Cash and Cash Equivalents:
Beginning of period	3,700,511	357,924

End of period	$1,418,123	$488,063

Supplementary cash flow information:
Cash paid during the period for interest	$880,964	$363,984

Non-cash transactions:
Extinguishment of outstanding debt principal on aircraft returned to Raytheon	$3,294,923	$—
Conversion of accrued liability into long-term note payable	$2,250,000	—

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

General

The financial statements included herein have been prepared by Great Lakes Aviation, Ltd. (the “Company”), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The information furnished in the Company’s financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company’s business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. However, the Company believes that the disclosures in this report are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2003 and the notes that were included in the Company’s 2003 Annual Report on Form 10-K filed with the SEC.

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

NOTE 1. Liquidity and Going Concern

In an audit opinion report dated March 10, 2004 on the Company’s financial statements for the fiscal year ended December 31, 2003, the Company’s independent auditors included an explanatory paragraph stating (i) that the Company suffered significant losses in the years ended December 31, 2002 and 2001, and (ii) that, as of December 31, 2003, the Company had liabilities in excess of assets. As a result, the Company’s independent auditors indicated in the explanatory paragraph that these matters raised substantial doubt about the Company’s ability to continue as a going concern.

During the quarter ended March 31, 2004, the Company was unable to generate sufficient cash flows to fully service the Company’s outstanding aircraft debt and lease obligations. As a result, as of March 31, 2004, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Furthermore, the Company cannot determine with a high degree of confidence that, during the remainder of the Company’s fiscal year 2004, the Company will be able to generate sufficient cash flows in order to satisfy the outstanding arrearages or remain in compliance with the Company’s aircraft debt and lease agreements. In the event that the Company is unable to (i) satisfy the outstanding arrearages, negotiate terms for restructuring the arrearages, or obtain alternative debt and lease financing, and (ii) make payments on all debt and lease obligations in a timely manner, the Company is at risk that one or more of the Company’s debt obligations will be accelerated, thereby forcing the Company to either seek legal protection from its creditors or discontinue operations.

As of the date of this report, the Company continues to negotiate with the Company’s primary aircraft debt lender, Raytheon Aircraft Credit Corporation (“Raytheon”), regarding a potential further restructuring of the Company’s debt financing with Raytheon.

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

With respect to the Company’s outstanding aircraft lease obligations, the Company continues to engage in negotiations with the Company’s aircraft lessors regarding potential terms of repayment for those outstanding obligations.

The Company’s financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

NOTE 2. Aircraft

As of March 31, 2004, the Company’s fleet consisted of 31 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft. The Company also has two leased Beechcraft Model 1900C aircraft that were previously used exclusively for mail freight operations. Out of the Company’s total fleet of 39 aircraft, 36 aircraft were in active service as of March 31, 2004.

The following table presents a summary of the Company’s operating aircraft as of March 31, 2004 and December 31, 2003:

	March 31, 2004			December 31, 2003
	Beechcraft 1900C	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900C	Beechcraft 1900D	Embraer Brasilia
Owned	—	31	4	—	32	4
Operating leases	2	—	2	2	1	3

	2	31	6	2	33	7

Return of Beechcraft 1900D Aircraft. During the first quarter of 2004, the Company returned one owned Beechcraft 1900D aircraft to Raytheon Aircraft Credit Corporation (“Raytheon”), with a net book value on the Company’s books of $2.5 million, in exchange for the cancellation and extinguishment of one promissory note. As a result, the Company reduced its outstanding aircraft debt and accrued interest by $3.9 million, recognized a non-cash gain on disposal of asset in the amount of $0.1 million, and recognized a non-cash gain from the extinguishment of debt in the amount of $1.3 million.

The Company also returned one leased Beechcraft 1900D aircraft to Raytheon in exchange for the cancellation and extinguishment of outstanding operating lease obligations. As a result, the Company reduced its outstanding accrued lease obligations by $0.7 million, and recognized a non-cash gain from the termination of lease in the amount of $0.7 million.

Return of Embraer Brasilia Model 120 Aircraft. On November 1, 2003, an aircraft operating lease (the “FINOVA Lease”) between the Company and FINOVA Capital Corporation (“FINOVA”) for one Embraer Brasilia Model 120 aircraft terminated by the lease’s own terms. In January 2004, the Company returned the Embraer Brasilia aircraft to FINOVA.

The Company remains liable for all outstanding lease payments, together with accrued penalty interest, that are due and payable under the terms of the FINOVA Lease. During the first quarter of 2004, the Company made

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

payments of $36,000 against the balance of the outstanding lease payments. As of March 31, 2004, the aggregate amount of outstanding lease payments and accrued penalty interest owed by the Company under the FINOVA Lease was $1.4 million.

NOTE 3. Notes Payable and Long-Term Debt

At March 31, 2004, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Furthermore, the Company cannot determine with a high degree of confidence that, during the remainder of the Company’s fiscal year 2004, the Company will be able to generate sufficient cash flows in order to satisfy the outstanding arrearages or remain in compliance with the Company’s aircraft debt and lease agreements. Therefore, the amounts of the Company’s long-term debt that would otherwise be contractually due and payable after one year are reflected on the Company’s balance sheets as “long-term debt classified as current.”

The amount of long-term debt classified as current also includes additional amounts of debt carried by the Company on its books pursuant to the provisions of the Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring (“SFAS No. 15”).

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth, as of March 31, 2004 and December 31, 2003, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt, the amounts of long-term debt classified as current, and the additional amounts of debt carried by the Company on its books pursuant to SFAS No. 15:

	March 31, 2004	December 31, 2003
Long-Term Debt:
Raytheon Aircraft Credit Corporation - principal	$88,791,786	$91,169,940
Additional carrying value under SFAS 15	18,229,863	18,989,619
Other long-term notes - principal	4,885,292	5,104,173

Total long-term debt	111,906,941	115,263,732

Less: Current maturities of long-term debt
Raytheon Aircraft Credit Corporation - principal	(10,542,874)	(9,788,384)
Additional carrying value under SFAS 15	(5,180,314)	(5,133,541)
Other long-term notes - principal	(1,531,120)	(1,448,072)

Current maturities of long-term debt	(17,254,308)	(16,369,997)

Long-term debt net of current maturities	94,652,633	98,893,735

Less: Long-term debt classified as current
Raytheon Aircraft Credit Corporation - principal	(78,248,912)	(81,381,556)
Additional carrying value under SFAS 15	(13,049,549)	(13,856,078)
Other long-term notes - principal	(3,065,000)	(3,320,001)

Long-term debt classified as current	(94,363,461)	(98,557,635)

Net long-term debt	$289,172	$336,100

Reduction of Debt Balances due to Cash Payments. During the first quarter of 2004, the Company made principal payments in the aggregate amount of $1.6 million against the Company’s outstanding debt balances. In addition, in accordance with the provisions of SFAS No. 15, $0.7 million of interest paid during the first quarter of 2004 on debt obligations owed by the Company to Raytheon was applied against the carrying balances of the debt on the Company’s books.

Reduction of Debt Balances due to Return of Beechcraft 1900D Aircraft. During the first quarter of 2004, the Company returned one owned Beechcraft 1900D aircraft to Raytheon in exchange for the cancellation and extinguishment of one promissory note. As a result, the Company reduced its outstanding long-term aircraft debt by $3.3 million.

Addition of Engine Note. With respect to the physical condition of the Beechcraft 1900D aircraft that have been, or will be, returned to Raytheon, the Company is responsible for costs of repair and refurbishment in order to satisfy certain aircraft return conditions as set forth in the Restructuring Agreement that was executed

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

by and between the Company and Raytheon on December 31, 2002. Accordingly, as of December 31, 2003, the Company had recognized an accrued liability of $2.3 million for such expenditures. A Group A Engine Overhaul Note (the “Engine Note”), which sets forth the terms for repayment of the $2.3 million liability, has been executed by the Company, and during the first quarter of 2004 the Company reflected the previous $2.3 million accrued liability as a long-term note payable.

Under the terms of the Engine Note, payments of principal will be made in 60 equal monthly installments. Interest, payable monthly, accrues on the outstanding principal balance of the Engine Note at the per annum rate of LIBOR plus 400 basis points. The Company commenced monthly payments of principal and interest on April 30, 2004.

NOTE 4. Stock Option Plans

In 1993, the Company adopted the Great Lakes Aviation, Ltd. 1993 Stock Option Plan and the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan (collectively, the “Plans”). The Plans permitted stock options in the aggregate of 1,300,000 shares of the Company’s common stock to be granted to key employees, officers and directors of the Company. Pursuant to their terms, both Plans expired on October 31, 2003 and no options may be granted after October 31, 2003. However, all outstanding options that were granted under the Plans shall remain in effect until such outstanding options have either expired or been cancelled.

Both of the Plans were fixed stock option plans. Therefore, in accounting for the Plans, the Company has applied the accounting treatment prescribed by the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations (“APB Opinion No. 25”). Accordingly, no compensation costs have been recognized for the Plans, as exercise prices were at least equal to the fair market value of the Company’s common stock on the various dates of option grants.

The Company has elected the pro forma disclosure option under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Pro forma net profit and pro forma net loss per share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans.

The pro forma information in the following table shows the effect of determining the compensation expense for the Company’s Plans in accordance with SFAS No. 123:

	Three Months Ended March 31,
	2004	2003
Net income (loss) as reported	$436,031	$(3,917,827)
Pro forma net income (loss)	418,659	(3,942,436)
Basic income (loss) per share, as reported	0.03	(0.28)
Pro forma basic income (loss) per share	0.03	(0.28)
Diluted income (loss) per share, as reported	0.03	(0.28)
Pro forma diluted income (loss) per share	0.03	(0.28)

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (“United Air Lines” or “United”) and Frontier Airlines, Inc. (“Frontier Airlines” or “Frontier”). As of May 1, 2004, the Company served 33 destinations in nine states to and from Denver, Colorado; three destinations in three states to and from Phoenix, Arizona; and two destinations in one state to and from Minneapolis, Minnesota.

General information about the Company can be found at www.greatlakesav.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through the Company’s web-site as soon as reasonably practicable after the Company has filed such reports with, or furnished them to, the United States Securities and Exchange Commission (the “SEC”). Information on the Company’s web-site is not incorporated into, nor a part of, this Quarterly Report on Form 10-Q or any of the Company’s other filings with the SEC.

Current Year Developments

Increased Frequency to Certain Destinations. During the first quarter of 2004, the Company increased the number of its regularly scheduled flights to certain destinations in New Mexico, Wyoming, and Arizona.

Termination of Air Service to Certain Destinations. During the first quarter of 2004, the Company terminated all operations at Vernal and Moab Utah, and Casper, Wyoming. In April 2004, the Company terminated all operations at Witchita, Kansas.

Changes in Levels of Air Passenger Service to Certain Destinations. During the first quarter of 2004, the Company upgraded its air passenger services to three cities in Wyoming by converting one daily round-trip for each of the destinations from a 19-passenger Beechcraft 1900D aircraft to a 30-passenger Embraer Brasilia Model 120 aircraft.

Due to changes in seasonal traffic, the Company downgraded its air passenger services to and from Rapid City, South Dakota from the larger Embraer Brasilia Model 120 aircraft to the smaller Beechcraft 1900D aircraft.

Essential Air Services Contracts. During the first quarter of 2004, the U.S. Department of Transportation (the “DOT”) issued requests for proposals for new contracts to provide Essential Air Services (“EAS”) to certain communities that are currently served by the Company under existing, but expired, EAS contracts. Those proposals include six communities in Nebraska, three communities in Colorado, and four communities in Wyoming. The Company has submitted contract proposals for all of these communities. Bidding for the contracts has closed and the Company is awaiting the final decisions by the DOT regarding the awarding of the closed contracts. The Company anticipates that the DOT will announce the awards of closed contracts for the above communities during the second quarter of 2004.

Fleet Management Program™. In April 2004, the Company entered into a five-year Term Cost Plan™ Agreement (the “FMP contract”) with Pratt & Whitney Canada Corp. (“P&WC”) under which P&WC will supply the Company with certain engine maintenance services under a Fleet Management Program™. A copy of the FMP contract is attached to this Quarterly Report on Form 10-Q as an exhibit.

The Company has entered into the FMP contract in order to comply with certain aircraft maintenance requirements that are set forth in the Restructuring Agreement that was executed by and between the Company and Raytheon Aircraft Credit Corporation on December 31, 2002. Per the terms of the FMP contract, the engines for all 30 of the Company’s Beechcraft 1900D aircraft will be overhauled over the next two and one-half years. Monthly amounts to be paid by the Company will be based upon the total number of Beechcraft 1900D engine operating hours at a fixed contractual rate. Such monthly payments shall continue throughout the five-year term of the FMP contract. Starting April 1, 2004 maintenance expense will be recognized under the FMP contract based upon the monthly amounts to be paid to P&WC.

The Company anticipates that cash expenditures for engine maintenance under the FMP contract will be approximately $400,000 per month under the current level of operations.

The FMP contract may be cancelled by either party upon three months prior written notice.

Results of Operations for the Three Months Ended March 31, 2004 and 2003.

The following table sets forth certain financial information regarding the Company’s results of operations for the three months ended March 31, 2004 and 2003.

Statement of Operations Data

(dollars in thousands)

	For the Three Months Ended March 31,
	2004				2003
	Amount	Cents per ASM		% Increase (decrease) from 2003	Amount	Cents per ASM
Operating revenues
Passenger	$12,607	14.6	¢	25.9%	$10,015	12.6	¢
Public service	5,199	6.0		(11.1)	5,847	7.4
Other	281	0.3		(67.5)	864	1.1

Total operating revenues	$18,087	21.0		8.1%	$16,726	21.1

Salaries, wages, and benefits	$5,815	6.8	¢	(6.1)%	$6,194	7.8	¢
Aircraft fuel	3,364	3.9		2.2	3,293	4.2
Aircraft maintenance materials and component repairs	2,443	2.8		5.3	2,320	2.9
Commissions	61	0.1		(4.7)	64	0.1
Depreciation and amortization	1,725	2.0		(15.2)	2,034	2.6
Aircraft rental	625	0.7		(11.5)	706	0.9
Other rentals and landing fees	1,279	1.5		(15.4)	1,511	1.9
Other operating expense	4,022	4.7		2.1	3,939	5.0

Total operating expenses	$19,334	22.4	¢	(3.6)%	$20,061	25.3	¢

Operating income (loss)	$(1,247)	(1.5	)¢	62.6%	$(3,335)	(4.2	)¢

Interest expense, net	$(420)	(0.5	)¢	(28.0)%	$(583)	(0.7	)¢
Gain on disposal of assets	44	0.1			—
Gain on termination of aircraft lease	710	0.8			—
Gain on extinguishment of debt	1,349	1.6			—

Net income (loss)	$436	0.5	¢	111.1%	$(3,918)	(4.9	)¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the three months ended March 31, 2004 and 2003.

	March 31, 2004		Increase/ (decrease) from 2003	March 31, 2003
Selected Operating Data:
Available seat miles (in thousands) (1)	86,144		8.7%	79,261
Revenue passenger miles (in thousands) (2)	32,741		29.7%	25,243
Revenue passengers carried	116,535		24.3%	93,780
Departures flown	18,045		1.0%	17,873
Passenger load factor (3)	38.0%		19.5%	31.8%
Average yield per revenue passenger mile (4)	38.5	¢	-3.0%	39.7	¢
Cost per available seat mile (5)	22.4	¢	-11.5%	25.3	¢
Average passenger fare (6)	$108.15		1.3%	$106.79
Average passenger trip length (miles) (7)	281		4.5%	269
Average cost per gallon of fuel	$1.34		-1.5%	$1.36

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(6)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(7)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Quarter 2004 to First Quarter 2003

Passenger Revenues. Passenger revenues were $12.6 million in the first quarter of 2004, an increase of 25.9% from $10.0 million in the first quarter of 2003. The $2.6 million increase in passenger revenues is primarily attributable to a 29.7% increase in revenue passenger miles during the first quarter of 2004, which was partially offset by a decline in passenger yield of 3.0%. The Company’s available seat mile (“ASM”) capacity for the first quarter of 2004 increased 8.7% over the ASM capacity for the first quarter of 2003 as a result of an increase in the number of the Company’s regularly scheduled flights.

Public Service Revenues. At March 31, 2004, the Company served 24 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Public service revenues collected through the Essential Air Service Program decreased 11.1% to $5.2 million during the first quarter of 2004, as compared to $5.8 million during the first quarter of 2003. The reduction in public service revenue was due primarily to a 20% reduction in the number of communities served by the Company under Essential Air Service Program.

Other Revenues. Other revenues were $0.3 million during the first quarter of 2004, a decrease of 67.5% from the first quarter of 2003. During the first half of 2003, the Company provided service to the United States Postal Service, utilizing two Beechcraft 1900C aircraft for carriage of mail to certain markets. Due to highly competitive bidding by other air carriers at rates that were not economically feasible for the Company, the Company elected, in July 2003, to terminate the mail service utilizing the two Beechcraft 1900C aircraft. The decrease in mail revenue was partially offset by an increase in charter revenues due to an increased volume of charter contracts.

Operating Expenses. Total operating expenses were $19.3 million, or 22.4 cents per ASM, in the first quarter of 2004 as compared to $20.1 million, or 25.3 cents per ASM in the first quarter of 2003.

Salaries, Wages and Benefits. Salaries, wages, and benefits were $5.8 million in the first quarter of 2004, a decrease of 6.1% from $6.2 million in the first quarter of 2003. The decrease in salaries, wages, and benefits is primarily attributable to company-wide reductions in staffing levels and hours worked. In addition, as of March 1, 2003, the Company discontinued all operations at the Company’s former Chicago hub and the five cities served from that hub, resulting in the elimination of all employees and associated payroll costs for those cities.

These cost reductions were partially offset by the cost of additional staff hired for the commencement of operations by the Company during the second half of 2003 in the following markets: Rapid City, South Dakota; Grand Junction, Colorado; and Witchita, Kansas.

Aircraft Fuel Expense. Aircraft fuel expense and into-plane expense was $3.4 million, or 3.9 cents per ASM, in the first quarter of 2004. In comparison, the Company’s aircraft fuel expense and into-plane expense for the first quarter of 2003 was $3.3 million, or 4.2 cents per ASM. The 2.2% increase in the Company’s aircraft fuel expense is primarily attributable to increased consumption as the result of an increase in the Company’s regularly scheduled passenger flights, partially offset by fuel consumption savings as a result of the termination of the mail service described above and a 1.5% decrease in the average cost of fuel per gallon.

Aircraft Maintenance, Materials, and Component Repair Expense. Aircraft maintenance, materials, and component repair expense was $2.4 million during the first quarter of 2004, a slight increase of 5.3% from $2.3 million during the first quarter of 2003. The increase in aircraft maintenance expense is primarily attributable to the timing of propeller overhauls and tool calibrations.

Two-thirds of the Company’s aircraft fleet have, or will, undergo propeller overhauls during the first three quarters of 2004. As a result, the increase in aircraft maintenance expense during the first quarter of 2004 is primarily attributable to propeller overhaul costs.

Depreciation and Amortization. Depreciation and amortization expense during the first quarter of 2004 was $1.7 million, or 2.0 cents per ASM, which was a decrease of 15.2% from $2.0 million, or 2.6 cents per ASM, in the first quarter of 2003. The decrease in depreciation expense is primarily attributable to the return of four surplus Beechcraft 1900D aircraft to Raytheon Aircraft Credit Corporation (“Raytheon”) during 2003, in accordance with the Company’s 2002 Restructuring Agreement with Raytheon and a reduction in depreciation related to rotable parts inventory.

Aircraft Rental. Aircraft lease expense was $0.6 million during the first quarter of 2004, a decrease of 11.5% from $0.7 million in the first quarter of 2003. The decrease in aircraft lease expense is primarily attributable to the expiration of an aircraft lease for one Embraer Brasilia Model 120 on November 1, 2003 and the subsequent return of the aircraft to the lessor, FINOVA Capital Corporation, in January 2004.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.3 million during the first quarter of 2004, a decrease of 15.4% from $1.5 million during the first quarter of 2003. As of March 1, 2003, the Company discontinued operations at the Company’s former Chicago hub and the five cities served from that hub, resulting in a reduction of associated costs for airport rentals and landing fees for those cities. The decrease in rentals and landing fees expense is also partially attributable to a reduction in the Company’s monthly airport space rental expense for the Company’s hub at Denver International Airport.

Airport rentals and landing fees increased as a result of the commencement of operations by the Company during the second half of 2003 in the following markets: Rapid City, South Dakota; Grand Junction, Colorado; and Witchita, Kansas.

Other Operating Expenses. Other operating expenses were $4.0 million, or 4.7 cents per ASM, during the first quarter of 2004, an increase of 2.1% from $3.9 million, or 5.0 cents per ASM, during the first quarter of 2003. The increase in other operating expenses is primarily due to an increase of approximately $354,000 in pilot training costs and associated lodging expenses. The increase in pilot training costs is attributable to (i) a higher rate of pilot turnover and (ii) an increased utilization of the Company’s Embraer Brasilia Model 120 fleet, which required a corresponding increase in the number of trained pilots for these aircraft.

The other operating expense increase that was generated by the increase in pilot training costs was partially offset by an expense reduction of approximately $247,000 due to a decrease in the Company’s expense for hull and liability insurance, the elimination of utilities expense for the closed Chicago hub market, and a reduction in professional fees.

Interest Expense. Interest expense was $0.4 million during the first quarter of 2004, a decrease of 28.0% from $0.6 million during the first quarter of 2003. The decrease was primarily the result of (i) a $0.2 million expense reduction attributable to the extinguishment of $15.4 million debt for five debt-financed aircraft that were returned to Raytheon during 2003 and 2004 and (ii) decreases in variable interest rates.

Income Tax Expense (Benefit). The realization of any income tax benefits remains substantially in doubt as the Company continues in its loss carry forward position.

Gain on Termination of Lease. During the first quarter of 2004, the Company recognized a $0.7 million non-cash gain on termination of lease as a result of the return of one operating lease-financed Beechcraft 1900D aircraft to Raytheon. See “Raytheon Aircraft Credit Corporation” below.

Gain on Extinguishment of Debt. During the first quarter of 2004, the Company recognized a $1.3 million non-cash gain on extinguishment of debt as a result of the return of one debt-financed Beechcraft 1900D aircraft to Raytheon. See “Raytheon Aircraft Credit Corporation” below.

Liquidity and Capital Resources

Cash Requirements. As of December 31, 2003, the Company had recognized an accrued liability in the amount of $2.3 million for certain costs of aircraft repair and refurbishment with respect to the Beechcraft 1900D aircraft returned to Raytheon pursuant to the Restructuring Agreement. A Group A Engine Overhaul Note (the “Engine Note”), which sets forth the terms for payment of the $2.3 million liability, was subsequently executed by the Company, and during the first quarter of 2004 the Company reflected the previous $2.3 million accrued liability as a long-term note payable.

The Company anticipates that, beginning in April 2004, payments of principal and interest under the Engine Note will be approximately $47,000 per month and payments under the FMP contract will be approximately $400,000 per month under the current level of operations. During 2003, the Company averaged $322,900 in similar monthly engine maintenance expense.

Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for periods beginning as of April 1 of the preceding period and ending as of March 31st for each of the designated time periods:

	2005	2006-2007	2008-2009	3/31/2009	Total
Long-term debt	$12,073,994	$19,834,738	$27,871,991	$33,896,355	$93,677,078
SFAS 15 amounts	5,180,314	5,647,248	4,152,057	3,250,244	18,229,863

Total debt	17,254,308	25,481,986	32,024,048	37,146,599	111,906,941
Less:
Debt extinguished upon return of aircraft in April 2004	-300,487	-310,718	-2,697,474		-3,308,679

Net debt obligations	16,953,821	25,171,268	29,326,574	37,146,599	108,598,262
Aircraft lease obligations	2,115,606	4,231,211	4,231,211	8,244,737	18,822,765

Total Obligations	$19,069,427	$29,402,479	$33,557,785	$45,391,336	$127,421,027

Sources and Uses of Cash. As of March 31, 2004, the Company’s balance for cash and cash equivalents was $1.4 million, a $2.3 million decrease from the cash balance of $3.7 million as of December 31, 2003.

Cash Provided by Operating Activities. During the first quarter of 2004, the Company had positive cash flow from operating activities in the amount of $0.4 million. The Company generated $0.4 million of net income for the quarter. Non-cash expenses during the first quarter of 2004 included $1.7 million of non-cash depreciation and amortization expenses and a $0.1 million loss on the write-off obsolete inventory. The Company also recognized $2.1 million of non-cash gains on the disposition of assets, termination of an aircraft lease, and extinguishment of aircraft debt. Changes in current operating items of $0.3 million accounted for the remainder of the increase in cash.

Cash Flows from Investing Activities. The Company experienced a negative cash flow of $0.4 million from investing activities, primarily due to purchases of aircraft parts and other equipment.

Cash Flows from Financing Activities. With respect to cash flows from financing activities, the Company utilized $2.3 million of cash to reduce the Company’s outstanding notes payable and long-term debt balances.

As of March 31, 2004, the Company had negative working capital of $124.3 million, as compared to negative working capital of $128.6 million as of December 31, 2003. The amount of the Company’s negative working capital as of March 31, 2004 also includes $94.6 million of long-term debt, that would otherwise be due after one year, that has been reclassified on the Company’s balance sheet as “long-term obligations classified as current.”

Raytheon Aircraft Credit Corporation. On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon Aircraft Credit Corporation (“Raytheon”) regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and Beechcraft 1900D aircraft fleet.

(a) Return of Beechcraft 1900D Aircraft. During the first quarter of 2004, the Company returned to Raytheon one owned Beechcraft 1900D aircraft, with a net book value of $2.5 million, in exchange for the cancellation and extinguishment of one promissory note. As a result, the Company reduced its outstanding aircraft debt and accrued interest by $3.9 million, recognized a non-cash gain on disposal of asset in the amount of $0.1 million, and recognized a non-cash gain from the extinguishment of debt in the amount of $1.3 million.

In addition, the Company also returned one leased Beechcraft 1900D aircraft to Raytheon in exchange for the cancellation and extinguishment of outstanding operating lease obligations. As a result, the Company reduced its outstanding accrued lease obligations by $0.7 million, and recorded a non-cash gain from the termination of the lease in the amount of $0.7 million.

During April 2004, the Company returned an additional owned Beechcraft 1900D aircraft to Raytheon. As a result, the Company anticipates that during the second quarter of 2004, the Company will further reduce its outstanding aircraft debt and accrued interest by approximately $3.8 million and recognize an additional non-cash gain from extinguishment of debt in the amount of approximately $1.3 million.

(b) Aircraft Debt Financing. During the first quarter of 2004, the Company made principal payments of $1.2 million on 30 aircraft promissory notes (the “Aircraft Debt”). In addition, the Company made payments of interest in the amount of $0.7 million. In accordance with procedures set forth in Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS No. 15”), the Company accounted for the payments of interest as a reduction of the carrying value of the Aircraft Debt on the Company’s books. As of March 31, 2004, the outstanding principal amount of the Aircraft Debt was $70.9 million, while the carrying value of the Aircraft Debt on the Company’s books was $89.0 million.

(c) Non-Aircraft Debt Financing. During the first quarter of 2004, the Company made principal payments of $0.1 million on three non-aircraft promissory notes owed by the Company to Raytheon (the “Non-Aircraft Debt”). As of March 31, 2004, the outstanding principal amount of the Non-Aircraft Debt was $10.9 million, which included $0.9 million of contractually deferred interest, while the carrying value of the Non-Aircraft Debt on the Company’s books was $11.8 million.

(d) Engine Note. As of December 31, 2003, the Company had recognized an accrued liability in the amount of $2.3 million for certain costs of aircraft repair and refurbishment with respect to the Beechcraft 1900D aircraft returned to Raytheon pursuant to the Restructuring Agreement. A Group A Engine Overhaul Note (the “Engine Note”), which sets forth the terms for payment of the $2.3 million liability, was subsequently executed by the Company, and during the first quarter of 2004, the Company reclassified the $2.3 million accrued liability as a long-term note payable.

Under the terms of the Engine Note, payments of principal will be made in 60 equal monthly installments. Interest, payable monthly, accrues on the outstanding principal balance of the Engine Note at the per annum rate of LIBOR plus 400 basis points. The Company commenced monthly payments of principal and interest on April 30, 2004.

Throughout the first quarter of 2004, the Company was in arrears on payments of principal and interest on the lease and debt financing provided by Raytheon under the Restructuring Agreement. As of March 31, 2004, the aggregate amount of the arrearage was $4.6 million. In addition, the Company was not in compliance with certain other financial covenants contained in the Restructuring Agreement.

Boeing Capital Corporation - Aircraft Leases. The Company leases two of the Company’s Embraer Brasilia aircraft under aircraft lease agreements with Boeing Capital Corporation (“Boeing”). During the first quarter of 2004, the Company made lease payments of $0.2 million on the two Boeing aircraft leases. However, at March 31, 2004, the Company was in arrears on its aircraft rental obligations under the two Boeing aircraft leases in the aggregate amount of $5.3 million. The Company has also recorded a liability to Boeing in the amount of $0.5 million for accrued penalty interest on the missed lease payments. The Company continues to engage in negotiations with Boeing regarding potential terms of repayment for these outstanding obligations.

CIT - Aircraft Debt Financing. The Company has an Amended Note payable to CIT Aerospace for the financing of three of the Company’s Embraer Brasilia aircraft. During the first quarter of 2004, the Company made payments of principal and interest on the Amended Note in the amount of $0.2 million. As of March 31, 2004, the Company was in arrears on payments of principal due under the terms of the Amended Note in the amount of $0.3 million. The Company continues to engage in negotiations with CIT Aerospace regarding terms of repayment for remaining amounts due.

FINOVA Capital Corporation

(a) Settlement Agreement Note. The Company has a debt obligation under a Settlement Agreement with FINOVA Capital Corporation (“FINOVA”) with respect to amounts owed by the Company upon the return of one leased Embraer Brasilia aircraft. During the first quarter of 2004, the Company made payments of principal and interest on the Settlement Agreement note in the amount of $55,000. As of March 31, 2004, the Company was current on all payments of principal and interest under the Settlement Agreement.

(b) Outstanding Lease Payments on Expired Aircraft Lease. On November 1, 2003, an operating lease (the “FINOVA Lease”) between the Company and FINOVA for a second Embraer Brasilia Model 120 aircraft terminated by its own terms. In January 2004, the Company returned the Embraer Brasilia aircraft to FINOVA.

The Company will be responsible for costs of repair and refurbishment for the returned Embraer Brasilia aircraft in order to satisfy the aircraft return conditions that are set forth in the FINOVA Lease. Accordingly, the Company has accrued a liability of $0.2 million for such expenditures.

In addition, the Company remains liable for all outstanding lease payments, together with accrued penalty interest, that were due and payable under the terms of the FINOVA Lease. During the first quarter of 2004, the Company made payments of $36,000 against the balance of the outstanding lease payments. As of March 31, 2004, the aggregate amount of outstanding lease payments and accrued penalty interest owed by the Company under the FINOVA Lease was $1.4 million. The Company continues to engage in negotiations with FINOVA regarding potential terms of repayment for these outstanding obligations.

Long-Term Debt Classified as Current

As a result of continued operating losses during the first quarter of 2004, the Company was unable to generate sufficient cash flow to service the Company’s outstanding aircraft debt and lease obligations.

As of March 31, 2004, the Company was approximately $11.8 million in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. The arrearage is comprised of $3.1 million of past-due debt principal payments, $1.5 million of outstanding accrued interest, and $7.2 million of deferred lease payments.

Furthermore, the Company cannot determine with a high degree of confidence that, during the remainder of the Company’s fiscal year 2004, the Company will be able to generate sufficient cash flows in order to satisfy the outstanding arrearages or remain in compliance with the Company’s aircraft debt and lease agreements. In the event that the Company is unable to (i) satisfy the outstanding arrearages, negotiate terms for restructuring the arrearages, or obtain alternative debt and lease financing, and (ii) make payments on all debt and lease obligations in a timely manner, the Company is at risk that one or more of the Company’s debt obligations will be accelerated, thereby forcing the Company to either seek legal protection from its creditors or discontinue operations.

Therefore, as of March 31, 2004, $94.6 million of long-term debt that would otherwise be due after one year is reflected on the Company’s balance sheets as “long-term obligations classified as current.” In addition to the contractual amounts due the lenders, the amount of long-term debt classified as current includes $5.2 million of additional carrying amounts under SFAS No. 15.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have performed an evaluation of the Company’s disclosure controls and procedures. Based upon that evaluation, such officers have concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2004, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There were no new legal proceedings initiated by or against the Company during the period covered by this Quarterly Report on Form 10-Q.

During the period covered by this Quarterly Report on Form 10-Q, there were no material developments in any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. DEFAULT UPON SENIOR SECURITIES

During the first quarter of 2004, the Company was in default on the following indebtedness of the Company:

Raytheon Aircraft Credit Corporation. As of March 31, 2004, the Company was in arrears on payments of principal and interest on debt financing provided by Raytheon under the Restructuring Agreement in the amount of $4.6 million, of which $2.7 million was principal and $1.9 million was interest.

Item 5. OTHER INFORMATION

During April 2004, as a result of an evaluation by the Company’s principal executive officer and principal financial officer of the Company’s disclosure controls and procedures, the Company determined that an employee had misappropriated Company assets for the employee’s personal use. As a result, the employee was terminated and on April 15, 2004 the Company filed a report on Form 8-K with the Securities and Exchange Commission regarding this matter. The Company does not believe that the misappropriation of the Company’s assets by the employee has had, or will have, a material negative impact upon the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Airport/Airport Facilities Lease Agreement, dated November 1, 1989, by and between Minneapolis-St. Paul Airport and the Company. (1)

10.2	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

10.3	1993 Director Stock Option Plan. (1)

10.4	Great Lakes Aviation, Ltd. Employee Stock Purchase Plan. (1)

10.5	Restructuring Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.6	Group A Return Conditions Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.7	Form of Promissory Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.8	Form of Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.9	Form of First Amendment to Lease Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.10	Deferral Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.11	Senior Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.12	Subordinated Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.13	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.14	Fourth Amendment to Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.15	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Credit Corporation and the Company. (2)

10.16	Form of Lockup Agreement, dated December 31, 2002. (2)

10.17	Settlement Agreement and Covenant Not to Execute, dated August 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.18	Deferral Agreement, dated November 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.19	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

10.20	Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

10.21	Letter Agreement, dated April 11, 2003, by and between Boeing Capital Corporation and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (2)

10.22	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (3)

10.23	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (3)

10.24	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.25	Bus Services Agreement dated October 14, 2003 executed by and between Greyhound Lines, Inc. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and an application requesting confidential treatment of the excluded material has been filed with the SEC. (5)

10.26	Term Cost Plan™ Agreement dated April 1, 2004 executed by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and an application requesting confidential treatment of the excluded material has been filed with the SEC. Filed herewith.

10.27	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. Filed herewith.

14	Code of Ethics. (5)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Treasurer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Treasurer (Principal Accounting and Financial Officer). Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

b) Reports on Form 8-K. During the first quarter ended March 31, 2004, the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated:	May 13, 2004	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael L. Tuinstra
Michael L. Tuinstra
Treasurer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

10.26	Term Cost Plan™ Agreement dated April 1, 2004 executed by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and an application requesting confidential treatment of the excluded material has been filed with the SEC. Filed herewith.

10.27	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. Filed herewith.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Treasurer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Treasurer (Principal Accounting and Financial Officer). Filed herewith.

E-1