Form 10-Q
period 2004-06-30
GREAT LAKES AVIATION LTD
filed 2004-08-18
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004, 14,071,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

i

Cautionary Statement Regarding Forward-Looking Statements

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. (“Great Lakes” or the “Company”) notes that certain statements in this Quarterly Report on Form 10-Q and elsewhere are forward-looking and provide other than historical information. The Company’s management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions and expectations for funding expenditures and operations in the future. The words, “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the statements contained in this Quarterly Report on Form 10-Q or elsewhere should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

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

(i)	generate cash flows sufficient to enable the Company to pay its debt obligations as they become due, return to compliance with the Company’s existing debt and lease obligations, including those debt and lease obligations that were restructured as of December 31, 2002, or

(ii)	re-negotiate the Company’s debt and lease obligations to a level that the Company can reasonably service, based upon the Company’s current and projected cash flows;

4)	the effect of general economic conditions on business and leisure travel;

5)	the acceleration of one or more of the Company’s debt obligations, thereby forcing the Company to seek legal protection from its creditors or discontinue operations;

6)	the incidence of domestic and international terrorism and military actions;

7)	the level of passenger confidence in the safety of air travel;

8)	the volatility of fuel costs;

9)	seasonality of passenger traffic;

10)	the ability to renew current and receive additional Essential Air Service awards and the availability of Essential Air Service subsidies at currently contemplated rates;

11)	the uncertainty concerning future insurance and security expenses; and

12)	the possibility of increased competition from other air carriers (including United) and from ground transportation.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and the Company does not undertake to update any forward-looking statements except as required by law in the normal course of its public disclosure practices.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash	$2,347,069	$3,700,511
Accounts receivable, net of allowance of $160,000, at June 30, 2004 and December 31, 2003	7,427,929	6,148,793
Inventories, net	2,243,374	2,863,514
Prepaid expenses and other current assets	549,369	964,160

Total current assets	12,567,741	13,676,978

Property and equipment:
Flight equipment	128,407,697	135,079,588
Other property and equipment	7,899,391	7,608,767
Less accumulated depreciation and amortization	(41,214,048)	(39,715,272)

Total property and equipment	95,093,040	102,973,083

Other assets	993,952	1,127,708

Total assets	$108,654,733	$117,777,769

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of long-term debt	$18,353,983	$16,369,997
Long-term debt classified as current	88,441,208	98,557,635
Accounts payable	10,758,461	10,968,984
Accrued liabilities and unearned revenue	5,979,203	8,673,103
Deferred lease payments	7,034,302	7,721,004

Total current liabilities	130,567,157	142,290,723

Long-term debt, net of current maturities	241,060	336,100
Deferred credits	350,531	512,070
Stockholders’ equity (deficit):
Common stock, $0.01 par value. Authorized: 50,000,000 shares Issued and outstanding: 14,071,970 at June 30, 2004 and at December 31, 2003	140,720	140,720
Paid-in capital	33,468,644	33,468,644
Accumulated deficit	(56,113,379)	(58,970,488)

Total stockholders’ equity (deficit)	(22,504,015)	(25,361,124)

Total liabilities and stockholders’ equity (deficit)	$108,654,733	$117,777,769

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

For the Three and Six Months Ended June 30, 2004 and June 30, 2003

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
Operating revenues:
Passenger	$13,328,245	$11,248,562	$25,935,289	$21,263,377
Public service	6,088,973	6,404,293	11,288,269	12,251,222
Freight, charter, and other	134,094	565,305	414,875	1,429,258

Total operating revenues	19,551,312	18,218,160	37,638,433	34,943,857

Operating expenses:
Salaries, wages, and benefits	5,495,112	5,364,409	11,310,635	11,558,069
Aircraft fuel	3,323,299	2,721,007	6,686,813	6,013,867
Aircraft maintenance, materials and repairs	3,381,065	1,936,995	5,824,059	4,257,335
Commissions	69,372	68,870	130,261	132,353
Depreciation and amortization	1,637,045	2,026,055	3,362,025	4,059,678
Aircraft rental	489,771	812,219	1,115,128	1,518,108
Other rentals and landing fees	588,889	1,119,897	1,868,170	2,631,039
Other operating expense	3,729,767	3,691,306	7,751,302	7,630,576

Total operating expenses	18,714,320	17,740,758	38,048,393	37,801,025

Operating income (loss)	836,992	477,402	(409,960)	(2,857,168)
Other income (expense):
Interest expense, net	(295,621)	(990,831)	(716,109)	(1,574,096)
Other expense	(75,392)	—	(31,468)	—
Gain on termination of aircraft leases	657,588	—	1,367,576	—
Gain on extinguishment of debt	1,297,510	—	2,647,069	—

Income (loss) before income taxes	2,421,077	(513,429)	2,857,108	(4,431,264)
Income tax expense	—	—	—	—

Net income (loss)	$2,421,077	$(513,429)	$2,857,108	$(4,431,264)

Net income (loss) per share:
Basic	$0.17	$(0.04)	$0.20	$(0.32)
Diluted	$0.17	$(0.04)	$0.20	$(0.32)
Average shares outstanding:
Basic	14,071,970	14,052,166	14,071,970	14,052,166
Diluted	14,204,842	14,052,166	14,179,127	14,052,166

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$2,857,108	$(4,431,264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,362,024	4,059,678
Non-cash loss on write-off of obsolete parts inventory and other assets	275,607	—
Non-cash gain on termination of lease	(1,367,576)	—
Non-cash gain on extinguishment of debt	(2,647,069)	—
Change in current operating items:
(Increase)/Decrease in accounts receivable	(1,279,135)	2,289,076
Decrease in inventories	620,140	1,106,621
(Increase)/Decrease in prepaid expenses and other current assets	449,491	(86,556)
(Decrease) in accounts payable	(210,524)	(1,484,140)
Increase in accrued liabilities and unearned revenue	524,661	322,316
Increase in deferred lease payments	693,496	866,202

Net cash provided by operating activities	3,278,223	2,641,933

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(658,315)	(486,848)
Decrease (increase) in other assets	(944)	95,931

Net cash flows used in investing activities	(659,259)	(390,917)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(3,972,406)	(1,071,423)
Proceeds from sale of common stock	—	6,585

Net cash used in financing activities	(3,972,406)	(1,064,838)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,353,442)	1,186,178
Cash and Cash Equivalents:
Beginning of period	3,700,511	357,924

End of period	$2,347,069	$1,544,102

Supplementary cash flow information:
Cash paid during the period for interest	$1,497,060	$310,008
Non-cash transactions:
Extinguishment of outstanding debt principal on aircraft returned to Raytheon	$6,603,901	$—
Conversion of accrued liability into long-term note payable	$2,250,000	—

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates utilized by the Company include ticket revenue, government air service subsidies, depreciable lives, impairment and obsolescence and lease termination costs. Actual results could differ from those estimates.

The Company continues to assess its routes and the usefulness of its flight equipment and to evaluate its aircraft to determine if there has been an impairment to their remaining values under provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the Company determines that the total of the future discounted cash flows is less than the carrying value of an aircraft or group of aircraft, a loss will be recognized for the difference between the fair value and the carrying value of that aircraft or group of aircraft.

NOTE 1. Liquidity and Going Concern

In an audit opinion report dated March 10, 2004 on the Company’s financial statements for the fiscal year ended December 31, 2003, the Company’s independent auditors included an explanatory paragraph stating (i) that the Company suffered significant losses in the years ended December 31, 2002 and 2001 and (ii) that, as of December 31, 2003, the Company had liabilities in excess of assets. As a result, the Company’s independent auditors indicated in the explanatory paragraph that these matters raised substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2004, the Company was unable to generate cash flows sufficient to fully service the Company’s outstanding aircraft debt and lease obligations. As a result, as of June 30, 2004, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Furthermore, the Company cannot determine with a high degree of confidence that, in the future, the Company will be able to generate cash flows sufficient to satisfy the outstanding arrearages or regain compliance with the Company’s aircraft debt and lease agreements. In the event that the Company is unable to (i) satisfy the outstanding arrearages, negotiate terms for restructuring the arrearages, or obtain alternative debt and lease financing and (ii) make payments on all debt and lease obligations in a timely manner, the Company is at risk

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

that one or more of the Company’s debt obligations will be accelerated, thereby forcing the Company to seek legal protection from its creditors or discontinue operations.

As of the date of this report, the Company continues to negotiate with the Company’s primary aircraft lender related to its Beechcraft aircraft, Raytheon Aircraft Credit Corporation (“Raytheon”), regarding a potential further restructuring of the Company’s debt financing with Raytheon. Concurrently, the Company is negotiating with creditors that have provided financing for the Company’s Brasilia aircraft to restructure the Company’s remaining debt and lease obligations.

The Company’s financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

NOTE 2. Aircraft

The following table presents a summary of the Company’s operating aircraft as of June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900C	Beechcraft 1900D	Embraer Brasilia
Owned	30	4	—	32	4
Operating leases	—	2	2	1	3

	30	6	2	33	7

Return of Beechcraft 1900D Aircraft. During the first quarter of 2004, the Company returned one owned Beechcraft 1900D aircraft to Raytheon Aircraft Credit Corporation (“Raytheon”), with a net book value on the Company’s books of $2.5 million, in exchange for the cancellation and extinguishment of one promissory note. As a result, the Company reduced its outstanding aircraft debt and accrued interest by $3.8 million and recognized a non-cash gain from the extinguishment of debt in the amount of $1.3 million. The Company also returned the last leased Beechcraft 1900D aircraft to Raytheon in exchange for the cancellation and extinguishment of outstanding operating lease obligations. As a result, the Company reduced its outstanding accrued lease obligations by $0.7 million and recognized a non-cash gain from the termination of leases in the amount of $0.7 million.

During the second quarter of 2004, the Company returned an additional owned Beechcraft 1900D aircraft to Raytheon with a net book value on the Company’s books of $2.4 million in exchange for the cancellation and extinguishment of one promissory note. As a result the Company reduced its outstanding aircraft debt and accrued interest by an additional $3.8 million and recognized a further non-cash gain from extinguishment of debt in the amount of $1.3 million.

The Company also returned two leased Beechcraft 1900C aircraft to Raytheon in exchange for cancellation and extinguishment of outstanding lease obligations. As a result, the Company reduced its outstanding accrued lease obligations by $0.7 million and recognized a non-cash gain from the termination of the leases of $0.7 million.

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Return of Embraer Brasilia Model 120 Aircraft. On November 1, 2003, an aircraft operating lease (the “FINOVA Lease”) between the Company and FINOVA Capital Corporation (“FINOVA”) for one Embraer Brasilia Model 120 aircraft terminated by the lease’s own terms. In January 2004, the Company returned the Embraer Brasilia aircraft to FINOVA.

The Company remains liable for all outstanding lease payments, together with accrued penalty interest, that are due and payable under the terms of the FINOVA Lease. During the first six months of 2004, the Company made payments of $68,000 against the balance of the outstanding lease payments. As of June 30, 2004, the aggregate amount of outstanding lease payments and accrued penalty interest owed by the Company under the FINOVA Lease was $1.4 million.

NOTE 3. Notes Payable and Long-Term Debt

At June 30, 2004, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Furthermore, the Company is uncertain that, during the remainder of the Company’s fiscal year 2004, the Company will be able to generate cash flow sufficient to satisfy the outstanding arrearages or regain compliance with the Company’s aircraft debt and lease agreements. Therefore, the amounts of the Company’s long-term debt that would otherwise be contractually due and payable after one year are reflected on the Company’s balance sheets as “long-term debt classified as current.”

The amount of long-term debt classified as current also includes additional amounts of debt carried by the Company on its books pursuant to the provisions of the Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring (“SFAS No. 15”).

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth, as of June 30, 2004 and December 31, 2003, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt, the amounts of long-term debt classified as current and the additional amounts of debt carried by the Company on its books pursuant to SFAS No. 15:

	June 30, 2004	December 31, 2003
Long-Term Debt:
Raytheon Aircraft Credit Corporation - principal	$84,635,770	$91,169,940
Additional carrying value under SFAS 15	17,680,277	18,989,619
Other long-term notes - principal	4,720,204	5,104,173

Total long-term debt	107,036,251	115,263,732

Less: Current maturities of long-term debt
Raytheon Aircraft Credit Corporation - principal	(11,240,386)	(9,788,384)
Additional carrying value under SFAS 15	(5,434,453)	(5,133,541)
Other long-term notes - principal	(1,679,144)	(1,448,072)

Current maturities of long-term debt	(18,353,983)	(16,369,997)

Long-term debt net of current maturities	88,682,268	98,893,735

Less: Long-term debt classified as current
Raytheon Aircraft Credit Corporation - principal	(73,395,384)	(81,381,556)
Additional carrying value under SFAS 15	(12,245,824)	(13,856,078)
Other long-term notes - principal	(2,800,000)	(3,320,001)

Long-term debt classified as current	(88,441,208)	(98,557,635)

Net long-term debt	$241,060	$336,100

Reduction of Debt Balances due to Cash Payments. During the first six months of 2004, the Company made principal payments in the aggregate amount of $2.4 million against the Company’s outstanding debt balances. In addition, in accordance with SFAS No. 15, interest paid during the first six months of 2004 on debt obligations owed by the Company to Raytheon was applied against the carrying balances of the debt on the Company’s books.

Reduction of Debt Balances due to Return of Beechcraft 1900D Aircraft. During the first six months of 2004, the Company returned two owned Beechcraft 1900D aircraft to Raytheon in exchange for the cancellation and extinguishment of two promissory notes. As a result, the Company reduced its outstanding long-term aircraft debt by $6.6 million.

Addition of Engine Note. With respect to the physical condition of the Beechcraft 1900D aircraft that have been returned to Raytheon, the Company is responsible for costs of repair and refurbishment to satisfy certain aircraft return conditions as set forth in the Restructuring Agreement that was executed by and between the

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Company and Raytheon on December 31, 2002. Accordingly, as of December 31, 2003, the Company had recognized an accrued liability of $2.3 million for such expenditures. A Group A Engine Overhaul Note (the “Engine Note”), which sets forth the terms for repayment of the $2.3 million liability, has been executed by the Company, and during the first quarter of 2004 the Company reflected the previous $2.3 million accrued liability as a long-term note payable.

Under the terms of the Engine Note, payments of principal will be made in 60 equal monthly installments. Interest, payable monthly, accrues on the outstanding principal balance of the Engine Note at the per annum rate of LIBOR plus 400 basis points. The Company made principal payments totaling $37,954 against the Engine Note during the first half of 2004.

NOTE 4. Stock Option Plans

In 1993, the Company adopted the Great Lakes Aviation, Ltd. 1993 Stock Option Plan and the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan (collectively, the “Plans”). The Plans permitted stock options in the aggregate of 1,300,000 shares of the Company’s common stock to be granted to key employees, officers and directors of the Company. Pursuant to their terms, both Plans expired on October 31, 2003, and no options may be granted after October 31, 2003. However, all outstanding options that were granted under the Plans will remain in effect until such outstanding options have either expired or been cancelled.

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

The pro forma information in the following table shows the effect of determining the compensation expense for the Company’s Plans in accordance with SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$2,421,077	$(513,429)	$2,857,108	$(4,431,264)
Pro forma net income (loss)	2,403,705	(541,970)	2,822,361	(4,488,346)
Basic income (loss) per share, as reported	0.17	(0.04)	0.20	(0.32)
Pro forma basic income (loss) per share	0.17	(0.04)	0.20	(0.32)
Diluted income (loss) per share, as reported	0.17	(0.04)	0.20	(0.32)
Pro forma diluted income (loss) per share	0.17	(0.04)	0.20	(0.32)

As required, the pro forma disclosures above are based on options granted since January 1, 1995. Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period of the options.

NOTE 5: Subsequent Event

At June 30, 2004, the Company was obligated to the Transportation Security Administration for $2.5 million, representing collections from passengers for security fees and amounts due from the Company for aviation security infrastructure fees. On August 11, 2004, the Company restructured this obligation into a note that requires the Company to pay the amount owed in 36 monthly payments beginning in August 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (“United Air Lines” or “United”) and Frontier Airlines, Inc. (“Frontier Airlines” or “Frontier”). As of August 1, 2004, the Company served 32 destinations in nine states to and from Denver, Colorado and three destinations in three states to and from Phoenix, Arizona. The Company also serves Brookings and Huron, South Dakota to and from Minneapolis, Minnesota. Service to these three cities will be terminated September 1, 2004.

General information about the Company can be found at www.greatlakesav.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through the Company’s web-site as soon as reasonably practicable after the Company has filed such reports with, or furnished them to, the United States Securities and Exchange Commission (the “SEC”). Information on the Company’s web-site is not incorporated into, nor a part of, this Quarterly Report on Form 10-Q or any of the Company’s other filings with the SEC.

Current Year Developments

Increased Frequency to Certain Destinations. During the first quarter of 2004, the Company increased the number of its regularly scheduled flights to certain destinations in New Mexico, Wyoming and Arizona.

Termination of Air Service to Certain Destinations. During the first quarter of 2004, the Company terminated all operations at Vernal and Moab, Utah and Casper, Wyoming. In April 2004, the Company terminated all operations at Wichita, Kansas. In July 2004, the Company terminated all operations at Norfolk, Nebraska. On August 23, 2004, the Company will terminate all operations at Rapid City, South Dakota.

Changes in Levels of Air Passenger Service to Certain Destinations. During the first quarter of 2004, the Company upgraded its air passenger services to three cities in Wyoming by converting one daily round-trip for each of the destinations from a 19-passenger Beechcraft 1900D aircraft to a 30-passenger Embraer Brasilia Model 120 aircraft.

Essential Air Services Contracts. The following table, based on estimated annual flights presents as summary of the Company’s Essential Air Service Contracts as of August 12, 2004:

HUB		EAS City	Annual Rate	Expiration Date
		Colorado
DEN	1	Alamosa	$1,083,538	07/31/06
	2	Cortez	$853,587	07/31/06
	3	Pueblo	$618,621	10/15/04

		Kansas
	4	Dodge City	$684,578	09/30/05
	5	Garden City	$684,578	09/30/05
	6	Hays	$753,935	09/30/05
	7	Liberal	$684,578	09/30/05

		Nebraska
	8	Alliance	$524,412	01/06/05
	9	Chadron	$524,412	01/06/05
	10	Grand Island	$1,198,396	06/30/06
	11	Kearney	$1,166,849	06/30/06
	12	McCook	$1,502,651	06/30/06
	13	Norfolk	$751,373	07/09/04
	14	North Platte	$870,504	06/30/06
	15	Scottsbluff	$494,887	06/30/06

		North Dakota
	16	Dickinson	$1,540,089	09/30/04

		South Dakota
	17	Pierre	$449,912	06/30/06

		Wyoming
	18	Laramie	$397,400	09/30/06
	19	Riverton	$394,046	09/30/06
	20	Rock Springs	$390,488	09/30/06
	21	Sheridan (1)	Pending	Pending
	22	Worland	$797,844	09/30/06

		South Dakota
MSP	23	Brookings	$955,726	08/31/04
	24	Huron	$955,726	08/31/04

		Arizona
PHX	25	Page	$1,725,726	Pending

(1)	On August 2, 2004, the Company filed notice to terminate service at Sheridan, Wyoming. As a result, the Department of Transportation will be required to provide subsidy, effective November 1, 2004, if Great Lakes is to continue to provide service to this community.

Fleet Management ProgramTM. In April 2004, the Company entered into a five-year Term Cost PlanTM Agreement (the “FMP Contract”) with Pratt & Whitney Canada Corp. (“P&WC”) under which P&WC will supply the Company with certain engine maintenance services under a Fleet Management Program.TM The Company has entered into the FMP Contract to comply with certain aircraft maintenance requirements that are set forth in the Restructuring Agreement between the Company and Raytheon Aircraft Credit Corporation dated as of December 31, 2002. Under the terms of the FMP Contract, the engines for all 30 of the Company’s Beechcraft 1900D aircraft will be overhauled over the next two and one-half years. Monthly amounts to be paid by the Company will be based on the total number of Beechcraft 1900D engine operating hours at a fixed contractual rate. Such monthly payments will continue throughout the five-year term of the FMP contract.

Starting April 1, 2004, maintenance expense is recognized under the FMP contract based on the monthly amounts to be paid to P&WC. For the three months ended June 30, 2004, the Company recognized total expense of $1.1 million. The Company did not receive any overhauled engines from P&WC during the second quarter of 2004.

The FMP Contract may be cancelled by either party on three months prior written notice. In such event, the FMP Contract provides for a payment to, or receipt from, P&WC of the difference between amounts the Company has paid to P&WC and the cost of maintenance performed by P&WC.

Results of Operations for the Three Months Ended June 30, 2004 and 2003.

The following table sets forth certain financial information regarding the Company’s results of operations for the three months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30, (dollars in thousands)
	2004				2003
	Amount	Cents per ASM		% Increase (decrease) from 2003	Amount	Cents per ASM
Operating revenues
Passenger	$13,328	16.9	¢	18.5%	$11,249	14.0	¢
Public service	6,089	7.7		(4.9)	6,404	8.0
Other	134	0.2		(76.3)	565	0.7

Total operating revenues	19,551	24.7		7.3	18,218	22.7

Salaries, wages, and benefits	5,495	6.9		2.4	5,364	6.7
Aircraft fuel	3,323	4.2		22.1	2,721	3.4
Aircraft maintenance materials and component repairs	3,381	4.3		74.5	1,937	2.4
Commissions	69	0.1		0.0	69	0.1
Depreciation and amortization	1,637	2.1		(19.2)	2,026	2.5
Aircraft rental	490	0.6		(39.7)	812	1.0
Other rentals and landing fees	589	0.7		(47.4)	1,120	1.4
Other operating expense	3,730	4.7		1.1	3,691	4.6

Total operating expenses	18,714	23.7		5.5	17,740	22.1

Operating income (loss)	837	1.1		75.1	478	0.6
Interest expense, net	(296)	(0.4)		70.1	(991)	(1.2)
Other expense	(75)	(0.1)			—
Gain on termination of aircraft leases	658	0.8			—
Gain on extinguishment of debt	1,298	1.6			—

Net income (loss)	$2,421	3.0	¢		$(513)	(0.6	) ¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the three months ended June 30, 2004 and 2003:

	June 30, 2004		Increase/ (decrease) from 2003	June 30, 2003
Selected Operating Data:
Available seat miles (in thousands) (1)	79,079		-1.3%	80,117
Revenue passenger miles (in thousands) (2)	32,244		7.8%	29,906
Revenue passengers carried	116,556		7.9%	108,066
Departures flown	16,811		-5.2%	17,737
Passenger load factor (3)	40.7%		9.1%	37.3%
Average yield per revenue passenger mile (4)	41.3	¢	9.8%	37.6	¢
Cost per available seat mile (5)	23.7	¢	7.2%	22.1	¢
Average passenger fare (6)	$114.35		9.9%	$104.09
Average passenger trip length (miles) (7)	277		0.0%	277
Average cost per gallon of fuel	$1.45		28.3%	$1.13

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.

(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.

(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.

(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.

(5)	“Cost per available seat mile” represents operating expenses divided by available seat miles.

(6)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.

(7)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Second Quarter 2004 to Second Quarter 2003

Passenger Revenues. Passenger revenues were $13.3 million in the second quarter of 2004, an increase of 18.5% from $11.2 million in the second quarter of 2003. The $2.1 million increase in passenger revenues is primarily attributable to a 7.8% increase in revenue passenger miles during the second quarter of 2004, along with a increase in passenger yield of 8.8%. The Company’s available seat mile (“ASM”) capacity for the second quarter of 2004 decreased 1.3% over the ASM capacity for the second quarter of 2003 as a result of an decrease in the number of the Company’s regularly scheduled flights.

Public Service Revenues. At June 30, 2004, the Company served 24 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program (the “EAS Program”). Public service revenues earned through the EAS Program decreased 4.9% to $6.1 million during the second quarter of 2004, as compared to $6.4 million during the second quarter of 2003. The reduction in public service revenue was due primarily to a 15% reduction in the number of communities served by the Company under the EAS Program offset by an adjustment of $1.2 million to record increased EAS revenues for prior periods as older open EAS contract negotiations reach finalization.

Other Revenues. Other revenues were $0.1 million during the second quarter of 2004, a decrease of 76.3% from the second quarter of 2003. During the first half of 2003, the Company provided service to the United States Postal Service, utilizing two Beechcraft 1900C aircraft for carrying mail to certain markets. Due to highly competitive bidding by other air carriers at rates that were not economically feasible for the Company, the Company elected to terminate the service in July 2003.

Operating Expenses. Total operating expenses were $18.7 million, or 23.7 cents per ASM, in the second quarter of 2004 as compared to $17.7 million, or 22.1 cents per ASM, in the second quarter of 2003.

Salaries, Wages and Benefits. Salaries, wages and benefits were $5.5 million in the second quarter of 2004, a decrease of 2.4% from $5.4 million in the second quarter of 2003. The decrease in salaries, wages and benefits is primarily attributable to company-wide reductions in staffing levels and hours worked.

These cost reductions were partially offset by the cost of additional staff hired for the commencement of operations by the Company during the second half of 2003 in the following markets: Rapid City, South Dakota; Grand Junction, Colorado; and Wichita, Kansas. The Wichita, Kansas operations were discontinued in the second quarter of 2004.

Aircraft Fuel Expense. Aircraft fuel expense was $3.3 million, or 4.2 cents per ASM, in the second quarter of 2004. In comparison, the Company’s aircraft fuel expense for the second quarter of 2003 was $2.7 million, or 3.4 cents per ASM. The 22.1% increase in the Company’s aircraft fuel expense is primarily attributable to the 28.3% increase in average cost of fuel, which was partially offset by fuel consumption savings resulting from the July 2003 termination of mail service and the 2.1% reduction in departures.

Aircraft Maintenance, Materials and Component Repair Expense. Aircraft maintenance, materials and component repair expense was $3.4 million during the second quarter of 2004, an increase of 74.6% from $1.9 million during the second quarter of 2003. The increase in aircraft maintenance expense is primarily attributable to the introduction of the Pratt & Whitney FMP program on April 1, 2004, the expensing of the installation of previously overhauled engines and the timing of propeller overhauls and cost to return aircraft in accordance with contractual requirements. Two-thirds of the Company’s aircraft fleet has or will undergo propeller overhauls during the first three quarters of 2004.

Depreciation and Amortization. Depreciation and amortization expense during the second quarter of 2004 was $1.6 million, or 2.1 cents per ASM, which was a decrease of 19.2% from $2.0 million, or 2.5 cents per ASM, in the second quarter of 2003. The decrease in depreciation expense is primarily attributable to the return of four surplus Beechcraft 1900D aircraft to Raytheon Aircraft Credit Corporation (“Raytheon”) during 2003, and two during the first half of 2004, in accordance with the Company’s 2002 Restructuring Agreement with Raytheon and a reduction in depreciation related to rotable parts inventory.

Aircraft Rental. Aircraft lease expense was $0.5 million during the second quarter of 2004, a decrease of 19.2% from $0.8 million in the second quarter of 2003. The decrease in aircraft lease expense is primarily attributable to the expiration of an aircraft lease for one Embraer Brasilia Model 120 on November 1, 2003 and the subsequent return of the aircraft to the lessor, FINOVA Capital Corporation, in January 2004, along with the return of one surplus Beechraft 1900D aircraft and two surplus Beechcraft 1900C aircraft to Raytheon during the first half of 2004, in accordance with the Company’s 2002 Restructuring Agreement with Raytheon.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $0.6 million during the second quarter of 2004, a decrease of 47.4% from $1.1 million during the second quarter of 2003. The decrease in rentals and landing fees expense is attributable to a credit of $0.7 million received for annual rate adjustments at Denver International Airport. Offsetting this, airport rentals and landing fees increased as a result of the commencement of operations by the Company during the second half of 2003 in the following markets: Rapid City, South Dakota; Grand Junction, Colorado; and Wichita, Kansas.

Other Operating Expenses. Other operating expenses were $3.7 million, or 4.7 cents per ASM, during the second quarter of 2004, an increase of 1.1% from $3.7 million, or 4.6 cents per ASM, during the second quarter of 2003. The increase in other operating expenses is primarily due to an increase of approximately $257,000 in pilot training costs and associated lodging expenses. The increase in pilot training costs is attributable an increased utilization of the Company’s Embraer Brasilia Model 120 fleet, which required a corresponding increase in the number of trained pilots for these aircraft.

The other operating expense increase that was generated by the increase in pilot training costs was partially offset by an expense reduction of approximately $233,000 due to a decrease in the Company’s expense for hull and liability insurance and a reduction in professional fees.

Interest Expense. Contractual interest expense of $1.3 million was incurred during the second quarter of 2004 of which $1.0 was applied against restructured Raytheon debt in accordance with SFAS No. 15. The net interest cost of $0.3 million compares to the $1.0 million of net interest cost in the 2003 period. The decrease of $0.7 million or 70.1% between the periods was primarily the result of (i) a $0.4 million expense reduction attributable to the extinguishment of $18.7 million debt for six debt-financed aircraft that were returned to Raytheon during 2003 and 2004 and (ii) decreases in variable interest rates, along with reduction of Embraer interest accruals for prior period penalty interest of $0.4 million. The interest expense decrease was partially offset by $0.1 million for additional expense for the conversion of accounts payable to notes payable for United and Raytheon.

Income Tax Expense (Benefit). The realization of any income tax benefits remains substantially in doubt as the Company continues in its loss carry forward position.

Gain on Termination of Leases. During the second quarter of 2004, the Company recognized a $0.7 million non-cash gain on termination of lease as a result of the return of two operating lease-financed Beechcraft 1900C aircraft to Raytheon. See “Raytheon Aircraft Credit Corporation” below.

Gain on Extinguishment of Debt. During the second quarter of 2004, the Company recognized a $1.3 million non-cash gain on extinguishment of debt as a result of the return of one debt-financed Beechcraft 1900D aircraft to Raytheon. See “Raytheon Aircraft Credit Corporation” below.

Results of Operations for the Six Months Ended June 30, 2004 and 2003.

The following table sets forth certain financial information regarding the Company’s results of operations for the six months ended June 30, 2004 and 2003:

	For the Six Months Ended June 30, (dollars in thousands)
	2004			2003
	Amount	Cents Per ASM	% Increase (decrease) from 2003	Amount	Cents per ASM
Operating revenues
Passenger	$25,935	15.7 ¢	22.0%	$21,263	13.3	¢
Public service	11,288	6.8	(7.9)	12,251	7.7
Other	415	0.3	(71.0)	1,430	0.9

Total operating revenues	37,638	22.8	7.7	34,944	21.9

Salaries, wages, and benefits	11,311	6.8	(2.1)	11,558	7.3
Aircraft fuel	6,687	4.0	11.2	6,014	3.8
Aircraft maintenance materials and component repairs	5,824	3.5	36.8	4,257	2.7
Commissions	130	0.1	(1.5)	132	0.1
Depreciation and amortization	3,362	2.0	(17.2)	4,060	2.5
Aircraft rental	1,115	0.7	(26.5)	1,518	1.0
Other rentals and landing fees	1,868	1.1	(29.0)	2,631	1.7
Other operating expense	7,751	4.7	1.6	7,631	4.8

Total operating expenses	38,048	23.0	0.7	37,801	23.7

Operating income (loss)	(410)	(0.2)	85.6	(2,857)	(1.8)
Interest expense, net	(716)	(0.4)	54.5	(1,574)	1.0
Other Expense	(31)	(0.0)		—
Gain on termination of aircraft leases	1,368	0.8		—
Gain on extinguishment of debt	2,647	1.6		—

Net income (loss)	$2,858	1.7 ¢		$(4,431)	(2.8	)¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the six months ended June 30, 2004 and 2003.

	June 30, 2004		Increase/ (decrease) from 2003	June 30, 2003
Selected Operating Data:
Available seat miles (in thousands) (1)	165,224		3.7%	159,377
Revenue passenger miles (in thousands) (2)	64,984		17.8%	55,149
Revenue passengers carried	233,091		15.5%	201,846
Departures flown	34,856		-2.1%	35,610
Passenger load factor (3)	39.3%		13.6%	34.6%
Average yield per revenue passenger mile (4)	39.9	¢	3.4%	38.6	¢
Cost per available seat mile (5)	23.0	¢	-3.0%	23.7	¢
Average passenger fare (6)	$111.27		5.6%	$105.34
Average passenger trip length (miles) (7)	279		2.2%	273
Average cost per gallon of fuel	$1.40		12.9%	$1.24

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.

(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.

(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.

(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.

(5)	“Cost per available seat mile” represents operating expenses divided by available seat miles.

(6)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.

(7)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Six Months of 2004 to the First Six Months of 2003

Passenger Revenues. Passenger revenues were $25.9 million in the first six months of 2004, an increase of 22.0% from $21.3 million in the first six months of 2003. The $4.6 million increase in passenger revenues is primarily attributable to a 29.7% increase in revenue passenger miles during the first six months of 2004, which was partially offset by a decline in passenger yield of 3.0%. The Company’s available seat mile (“ASM”) capacity for the first six months of 2004 increased 8.7% over the ASM capacity for the first six months of 2003 as a result of an increase in usage of 30 seat Brasilia aircraft and an increase in the length of average flight segment.

Public Service Revenues. At June 30, 2004, the Company served 24 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program (the “EAS Program”). Public service revenues collected through the EAS Program decreased 7.9% to $11.3 million during the first six months of 2004, as compared to $12.3 million during the first six months of 2003. The reduction in public service revenue was due primarily to a 20% reduction in the number of communities served by the Company under the EAS Program offset, in part, by an adjustment of $0.9 million to record increased EAS revenues for prior periods as older open EAS contract negotiations reach finalization.

Other Revenues. Other revenues were $0.4 million during the first six months of 2004, a decrease of 71.0% from the first six months of 2003. During the first half of 2003, the Company provided service to the United States Postal Service, utilizing two Beechcraft 1900C aircraft for carrying mail to certain markets. Due to highly competitive bidding by other air carriers at rates that were not economically feasible for the Company, the Company elected to terminate the service in July 2003.

Operating Expenses. Total operating expenses were $38.0 million, or 23.0 cents per ASM, in the first six months of 2004 as compared to $37.8 million, or 23.7 cents per ASM, in the first six months of 2003.

Salaries, Wages and Benefits. Salaries, wages and benefits were $11.3 million in the first six months of 2004, a decrease of 2.1% from $11.6 million in the first six months of 2003. The decrease in salaries, wages and benefits is primarily attributable to company-wide reductions in staffing levels and hours worked. In addition, as of March 1, 2003, the Company discontinued all operations at the Company’s former Chicago hub and the five cities served from that hub, resulting in the elimination of all employees and associated payroll costs for those cities.

These cost reductions were partially offset by the cost of additional staff hired for the commencement of operations by the Company during the second half of 2003 in the following markets: Rapid City, South Dakota; Grand Junction, Colorado; and Wichita, Kansas. The Wichita, Kansas operations were discontinued in the second quarter of 2004.

Aircraft Fuel Expense. Aircraft fuel expense was $6.7 million, or 4.0 cents per ASM, in the first six months of 2004. In comparison, the Company’s aircraft fuel expense and into-plane expense for the first six months of 2003 was $6.0 million, or 3.8 cents per ASM. The 11.2% increase in the Company’s aircraft fuel expense is primarily attributable to an 8.7% increase in capacity and the 12.9% increase in average cost of fuel, which was partially off set by fuel consumption savings resulting from the July 2003 termination of mail service.

Aircraft Maintenance, Materials and Component Repair Expense. Aircraft maintenance, materials and component repair expense was $5.8 million during the first six months of 2004, an increase of 36.8% from $4.3 million during the first six months of 2003. The increase in aircraft maintenance expense is primarily attributable to the introduction of the Pratt & Whitney FMP program on April 1, 2004 and the timing of propeller overhauls and cost to return aircraft in accordance with contractual requirements. Two-thirds of the Company’s aircraft fleet has or will undergo propeller overhauls during the first three quarters of 2004.

Depreciation and Amortization. Depreciation and amortization expense during the first six months of 2004 was $3.4 million, or 2.0 cents per ASM, which was a decrease of 17.2% from $4.1 million, or 2.5 cents per ASM, in the first six months of 2003. The decrease in depreciation expense is primarily attributable to the return of four surplus Beechcraft 1900D aircraft to Raytheon Aircraft Credit Corporation (“Raytheon”) during 2003, and two during the first half of 2004, in accordance with the Company’s 2002 Restructuring Agreement with Raytheon and a reduction in depreciation related to rotable parts inventory.

Aircraft Rental. Aircraft lease expense was $1.1 million during the first six months of 2004, a decrease of 17.2% from $1.5 million in the first six months of 2003. The decrease in aircraft lease expense is primarily attributable to the expiration of an aircraft lease for one Embraer Brasilia Model 120 on November 1, 2003 and the subsequent return of the aircraft to the lessor, FINOVA Capital Corporation, in January 2004, along with the return of one surplus Beechcraft 1900D aircraft and two surplus Beechcraft 1900C aircraft to Raytheon during first half of 2004, in accordance with the Company’s 2002 Restructuring Agreement with Raytheon.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.9 million during the first six months of 2004, a decrease of 29.0% from $2.6 million during the first six months of 2003. As of March 1, 2003, the Company discontinued operations at the Company’s former Chicago hub and the five cities served from that hub, resulting in a reduction of associated costs for airport rentals and landing fees for those cities. The decrease in rentals and landing fees expense is also attributable to the credit received for annual rental adjustments at Denver International Airport. Offsetting this, airport rentals and landing fees increased as a result of the commencement of operations by the Company during the second half of 2003 in the following markets: Rapid City, South Dakota; Grand Junction, Colorado; and Wichita, Kansas.

Other Operating Expenses. Other operating expenses were $7.8 million, or 4.7 cents per ASM, during the first six months of 2004, an increase of 1.6% from $7.6 million, or 4.8 cents per ASM, during the first six months of 2003. The increase in other operating expenses is primarily due to an increase of approximately $610,000 in pilot training costs and associated lodging expenses. The increase in pilot training costs is attributable to an increased utilization of the Company’s Embraer Brasilia Model 120 fleet, which required a corresponding increase in the number of trained pilots for these aircraft. These costs were partially offset by an expense reduction of approximately $509,000 due to a decrease in the Company’s expense for hull and liability insurance, the elimination of utilities expense for the closed Chicago hub market and a reduction in professional fees.

Interest Expense. Contractual interest expense of $2.8 million was incurred during the first half of 2004 of which $2.1 million was applied against restructured Raytheon debt in accordance with SFAS No. 15. The net interest cost of $0.7 million compares to the $1.6 million of net interest cost in the 2003 period. The decrease of $0.9 million or 54.5% between the periods was primarily the result of (i) a $0.6 million expense reduction attributable to the extinguishment of $18.7 million debt for six debt-financed aircraft that were returned to Raytheon during 2003 and 2004 and (ii) decreases in variable interest rates, along with reduction of Embraer interest accruals for prior period penalty interest of $0.4 million. The interest expense decrease was partially offset by $0.2 million for additional expense for the conversion of accounts payable to notes payable for United and Raytheon.

Income Tax Expense (Benefit). The realization of any income tax benefits remains substantially in doubt as the Company continues in its loss carry forward position.

Gain on Termination of Leases. During the first six months of 2004, the Company recognized a $1.4 million non-cash gain on termination of lease as a result of the return of one operating lease-financed Beechcraft 1900D aircraft and two operating lease-financed Beechcraft 1900C aircraft to Raytheon. See “Raytheon Aircraft Credit Corporation” below.

Gain on Extinguishment of Debt. During the first six months of 2004, the Company recognized a $2.6 million non-cash gain on extinguishment of debt as a result of the return of two debt-financed Beechcraft 1900D aircraft to Raytheon. See “Raytheon Aircraft Credit Corporation” below.

Liquidity and Capital Resources

Cash Requirements. As of December 31, 2003, the Company had recognized an accrued liability in the amount of $2.3 million for certain costs of aircraft repair and refurbishment with respect to the Beechcraft 1900D aircraft returned to Raytheon pursuant to the Restructuring Agreement. A Group A Engine Overhaul Note (the “Engine Note”), which sets forth the terms for payment of approximately $47,000 per month on the $2.3 million liability, was subsequently executed by the Company. As of June 30, 2004, the Company reflected the previous $2.3 million accrued liability as a note payable.

Beginning in April 2004, expenses incurred under the FMP contract have been approximately $400,000 per month. During 2003, the Company averaged $322,900 in similar monthly engine maintenance expense.

Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for the periods listed therein:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt	$12,919,530	$19,610,659	$25,046,817	$31,778,969	$89,355,975
SFAS 15 amounts	5,434,453	5,454,128	3,944,530	2,847,166	17,680,277

Total debt	18,353,983	25,064,787	28,991,347	34,626,135	107,036,252
Aircraft lease obligations	1,741,488	3,482,976	3,482,976	6,312,894	15,020,334

Total Obligations	$20,095,471	$28,547,763	$32,474,323	$40,939,029	$122,056,586

Sources and Uses of Cash. As of June 30, 2004, the Company’s balance for cash and cash equivalents was $2.4 million, a $1.4 million decrease from the cash balance of $3.7 million as of December 31, 2003.

Cash Provided by Operating Activities. During the first six months of 2004, the Company had positive cash flow from operating activities in the amount of $3.3 million. The Company generated $2.9 million of net income for the first six months of 2004. Non-cash expenses during the first six months of 2004 included $3.4 million of non-cash depreciation and amortization expenses and a $0.3 million loss on the write-off of obsolete inventory and other assets. The Company also recognized $4.0 million of non-cash gains on the termination of an aircraft lease and extinguishment of aircraft debt. Changes in current operating items of $0.7 million accounted for the remainder of the increase in cash.

Cash Flows from Investing Activities. The Company experienced a negative cash flow of $0.7 million from investing activities, primarily due to purchases of aircraft parts and other equipment.

Cash Flows from Financing Activities. With respect to cash flows from financing activities, the Company utilized $4.0 million of cash to reduce the Company’s outstanding notes payable and long-term debt balances.

As of June 30, 2004, the Company had negative working capital of $118.0 million, as compared to negative working capital of $128.6 million as of December 31, 2003. The amount of the Company’s negative working capital as of June 30, 2004 also includes $89.5 million of long-term debt that would otherwise be due after one year and has been reclassified on the Company’s balance sheet as “long-term obligations classified as current.”

Raytheon Aircraft Credit Corporation. On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon Aircraft Credit Corporation (“Raytheon”) regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and Beechcraft 1900D aircraft fleet.

(a) Return of Aircraft. During the first quarter of 2004, the Company returned to Raytheon one owned Beechcraft 1900D aircraft, with a net book value of $2.5 million, in exchange for the cancellation and extinguishment of one promissory note. As a result, the Company reduced its outstanding aircraft debt and accrued interest by $3.8 million and recognized a non-cash gain from the extinguishment of debt in the amount of $1.3 million. In addition, the Company returned one leased Beechcraft 1900D aircraft to Raytheon in exchange for the cancellation and extinguishment of outstanding operating lease obligations. As a result, the Company reduced its outstanding accrued lease obligations by $0.7 million and recorded a non-cash gain from the termination of the lease in the amount of $0.7 million.

During the second quarter of 2004 the Company returned to Raytheon an additional owned Beechcraft 1900D aircraft, with a net book value of $2.4 million, in exchange for the cancellation and extinguishment of one promissory note. As a result, the Company reduced its outstanding aircraft debt and accrued interest by an additional $3.8 million and recognized a further non-cash gain from extinguishment of debt in the amount of $1.3 million. The Company also returned two leased Beechcraft 1900C aircraft to Raytheon in exchange for cancellation and extinguishment of outstanding lease obligations. As a result, the Company reduced its outstanding accrued lease obligations by $0.7 million and recognized a non-cash gain from the termination of the lease of $0.7 million.

(b) Aircraft Debt Financing. During the first six months of 2004, the Company made principal payments of $2.1 million on 30 aircraft promissory notes (the “Aircraft Debt”). In addition, the Company made payments of interest in the amount of $1.3 million. In accordance with procedures set forth in Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS No. 15”), the Company accounted for the payments of interest as a reduction of the carrying value of the Aircraft Debt on the Company’s books. As of June 30, 2004, the outstanding principal amount of the Aircraft Debt was $70.1 million, while the carrying value of the Aircraft Debt on the Company’s books was $87.6 million.

(c) Non-Aircraft Debt Financing. During the first six months of 2004, the Company made principal payments of $0.1 million on three non-aircraft promissory notes owed by the Company to Raytheon (the “Non-Aircraft Debt”). As of June 30, 2004, the outstanding principal amount of the Non-Aircraft Debt was $10.9 million, which included $0.9 million of contractually deferred interest, while the carrying value of the Non-Aircraft Debt on the Company’s books was $11.5 million.

(d) Engine Note. As of December 31, 2003, the Company had recognized an accrued liability in the amount of $2.3 million for certain costs of aircraft repair and refurbishment with respect to the Beechcraft 1900D aircraft returned to Raytheon pursuant to the Restructuring Agreement. A Group A Engine Overhaul Note (the “Engine Note”), which sets forth the terms for payment of the $2.3 million liability, was subsequently executed by the Company. As of June 30, 2004, the Company reflected the $2.3 million accrued liability as a long-term note payable. Under the Engine Note, payments of principal will be made in 60 equal monthly installments. Interest, payable monthly, accrues on the outstanding principal balance of the Engine Note at the per annum rate of LIBOR plus 400 basis points. The Company commenced monthly payments of principal and interest on April 30, 2004.

Throughout the first half of 2004, the Company was in arrears on payments of principal and interest on the lease and debt financing provided by Raytheon under the Restructuring Agreement. As of June 30, 2004, the aggregate amount of the arrearage was $6.1 million. In addition, the Company was not in compliance with certain other financial covenants contained in the Restructuring Agreement.

Boeing Capital Corporation - Aircraft Leases. The Company leases two of the Company’s Embraer Brasilia aircraft under aircraft lease agreements with Boeing Capital Corporation (“Boeing”). During the first half of 2004, the Company made lease payments of $0.3 million on the two Boeing aircraft leases. However, at June 30, 2004, the Company was in arrears on its aircraft rental obligations under the two Boeing aircraft leases in the aggregate amount of $5.5 million. The Company has also recorded a liability to Boeing in the amount of $0.7 million for accrued penalty interest on the missed lease payments. The Company continues to engage in negotiations with Boeing regarding potential terms of repayment for these outstanding obligations.

CIT - Aircraft Debt Financing. The Company has an Amended Note payable to CIT Aerospace for the financing of three of the Company’s Embraer Brasilia aircraft. During the first half of 2004, the Company made payments of principal and interest on the Amended Note in the amount of $0.3 million. As of June 30, 2004, the Company was in arrears on payments of principal due under the terms of the Amended Note in the amount of $0.5 million. The Company continues to engage in negotiations with CIT Aerospace regarding terms of repayment for remaining amounts due.

FINOVA Capital Corporation

(a) Settlement Agreement Note. The Company has a debt obligation under a Settlement Agreement with FINOVA Capital Corporation (“FINOVA”) with respect to amounts owed by the Company upon the return of one leased Embraer Brasilia aircraft. During the first half of 2004, the Company made payments of principal and interest on the Settlement Agreement note in the amount of $109,884. As of June 30, 2004, the Company was current on all payments of principal and interest under the Settlement Agreement.

(b) Outstanding Lease Payments on Expired Aircraft Lease. On November 1, 2003, an operating lease (the “FINOVA Lease”) between the Company and FINOVA for a second Embraer Brasilia Model 120 aircraft terminated by its own terms. In January 2004, the Company returned the Embraer Brasilia aircraft to FINOVA.

The Company will be responsible for costs of repair and refurbishment for the returned Embraer Brasilia aircraft to satisfy the aircraft return conditions that are set forth in the FINOVA Lease. Accordingly, the Company has accrued a liability of $0.2 million for such expenditures.

In addition, the Company remains liable for all outstanding lease payments, together with accrued penalty interest, that were due and payable under the terms of the FINOVA Lease. During the first half of 2004, the Company made payments of $68,000 against the balance of the outstanding lease payments. As of June 30, 2004, the aggregate amount of outstanding lease payments and accrued penalty interest owed by the Company under the FINOVA Lease was $1.4 million. The Company continues to engage in negotiations with FINOVA regarding potential terms of repayment for these outstanding obligations.

Long-Term Debt Classified as Current

As a result of continued operating losses during the first half of 2004, the Company was unable to generate cash flow sufficient to service the Company’s outstanding aircraft debt and lease obligations.

As of June 30, 2004, the Company was approximately $13.5 million in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. The arrearage is comprised of $4.9 million of past-due debt principal payments, $3.1 million of outstanding accrued interest and $5.5 million of deferred lease payments.

Furthermore, the Company is uncertain that, during the remainder of the Company’s fiscal year 2004, the Company will be able to generate cash flow sufficient to satisfy the outstanding arrearages or be in compliance with the Company’s aircraft debt and lease agreements. In the event that the Company is unable to (i) satisfy the outstanding arrearages, negotiate terms for restructuring the arrearages or obtain alternative debt and lease financing and (ii) make payments on all debt and lease obligations in a timely manner, the Company is at risk that one or more of the Company’s debt obligations will be accelerated, thereby forcing the Company to seek legal protection from its creditors or discontinue operations.

Therefore, as of June 30, 2004, $88.4 million of long-term debt that would otherwise be due after one year is reflected on the Company’s balance sheets as “long-term obligations classified as current.” In addition to the contractual amounts due to lenders, the amount of long-term debt classified as current includes $5.4 million of additional carrying amounts under SFAS No. 15.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have performed an evaluation of the Company’s disclosure controls and procedures. Based on that evaluation, such officers have concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2004, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

As of June 30, 2004, the Company was in default on the following indebtedness of the Company:

Raytheon Aircraft Credit Corporation. As of June 30, 2004, the Company was in arrears on payments of principal and interest on debt financing provided by Raytheon under the Restructuring Agreement in the amount of $6.1 million, of which $3.2 million was principal and $2.9 million was interest.

CIT Aerospace. As of June 30, 2004, the Company was in arrears on payments of principal and interest on debt financing provided by CIT Aerospace in the amount of $0.5 million. Total amounts owed CIT Aerospace at June 30, 2004 were $4.3 million.

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

10.25	Bus Services Agreement dated October 14, 2003 executed by and between Greyhound Lines, Inc. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and an application requesting confidential treatment of the excluded material has been filed with the SEC. (5)

10.26	Term Cost PlanTM Agreement dated April 1, 2004 executed by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and an application requesting confidential treatment of the excluded material has been filed with the SEC. (6)

10.27	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (6)

10.28	Installment Payment Agreement between the Company and the United States Department of Homeland Security Transportation Security Administration dated August 11, 2004. Filed herewith.

14	Code of Ethics. (5)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Treasurer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Treasurer (Principal Accounting and Financial Officer). Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

b) Reports on Form 8-K. During the quarter ended June 30, 2004, the Company filed the following report on Form 8-K with the Securities and Exchange Commission:

Form 8-K filed April 15, 2004 to report the misappropriation of Company assets by, and termination of, a Company employee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: August 18, 2004	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael L. Tuinstra
Michael L. Tuinstra
Treasurer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

10.28	Installment Payment Agreement between the Company and the United States Department of Homeland Security Transportation Security Administration dated August 11, 2004. Filed herewith.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Treasurer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Treasurer (Principal Accounting and Financial Officer). Filed herewith.

E-1