Form 10-Q
period 2004-09-30
GREAT LAKES AVIATION LTD
filed 2004-11-12
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of September 30, 2004, 14,071,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

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

(ii)	re-negotiate the Company’s debt and lease obligations to a level that the Company can reasonably service, based upon the Company’s current and projected cash flows;

4)	the effect of general economic conditions on business and leisure travel;

5)	the acceleration of one or more of the Company’s debt obligations, thereby forcing the Company to seek legal protection from its creditors or discontinue operations;

6)	the incidence of domestic and international terrorism and military actions;

7)	the level of passenger confidence in the safety of air travel;

8)	the volatility of fuel costs;

9)	seasonality of passenger traffic;

10)	the ability to renew current and receive additional Essential Air Service awards and the availability of Essential Air Service subsidies at currently contemplated rates;

11)	the uncertainty concerning future insurance and security expenses; and

12)	the possibility of increased competition from other air carriers and from ground transportation.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and the Company does not undertake to update any forward-looking statements except as required by law in the normal course of its public disclosure practices.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

	September 30, 2004 (unaudited)	December 31, 2003
Assets
Current assets:
Cash	$2,007,599	$3,700,511
Accounts receivable, net of allowance of $160,000, at September 30, 2004 and December 31, 2003	6,595,653	6,148,793
Inventories, net	2,027,207	2,863,514
Prepaid expenses and other current assets	239,726	964,160

Total current assets	10,870,185	13,676,978

Property and equipment:
Flight equipment	128,434,207	135,079,588
Other property and equipment	8,217,297	7,608,767
Less accumulated depreciation and amortization	(42,790,949)	(39,715,272)

Total property and equipment	93,860,555	102,973,083

Other assets	993,952	1,127,708

Total assets	$105,724,692	$117,777,769

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Notes payable and current maturities of long-term debt	$17,251,849	$16,369,997
Long-term debt classified as current	86,406,339	98,557,635
Accounts payable	9,477,208	10,968,984
Accrued liabilities and unearned revenue	5,973,013	8,673,103
Deferred lease payments	7,333,674	7,721,004

Total current liabilities	126,442,083	142,290,723

Long-term debt, net of current maturities	191,736	336,100
Deferred credits	316,642	512,070

Stockholders’ equity (deficit):
Common stock, $0.01 par value.	140,720	140,720
Authorized: 50,000,000 shares
Issued and outstanding: 14,071,970 at September 30, 2004 and at December 31, 2003
Paid-in capital	33,468,644	33,468,644
Accumulated deficit	(54,835,133)	(58,970,488)

Total stockholders’ equity (deficit)	(21,225,769)	(25,361,124)

Total liabilities and stockholders’ equity (deficit)	$105,724,692	$117,777,769

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

For the Three and Nine Months Ended September 30, 2004 and September 30, 2003

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003
Operating revenues:
Passenger	$15,027,051	$13,680,261	$40,962,340	$34,943,638
Public service	4,946,442	7,386,792	16,234,710	19,638,014
Freight, charter, and other	226,240	206,501	609,647	1,635,759

Total operating revenues	20,199,733	21,273,554	57,806,697	56,217,411

Operating expenses:
Salaries, wages, and benefits	5,425,487	5,381,084	16,736,121	16,939,153
Aircraft fuel	3,674,485	3,009,010	10,361,298	9,022,877
Aircraft maintenance, materials and repairs	2,803,717	2,894,522	8,627,772	7,151,857
Commissions	72,308	81,104	202,569	213,457
Depreciation and amortization	1,635,832	1,998,441	4,997,857	6,058,119
Aircraft rental	415,623	757,383	1,530,751	2,275,491
Other rentals and landing fees	1,269,938	512,205	3,138,109	3,143,244
Other operating expense	3,326,699	3,111,442	11,078,003	10,742,009

Total operating expenses	18,624,089	17,745,191	56,672,480	55,546,207

Operating income (loss)	1,575,644	3,528,363	1,134,217	671,204
Other income (expense):
Interest expense, net	(297,398)	(832,002)	(982,039)	(2,406,098)
Other expense	—	—	(31,468)	—
Gain on termination of aircraft leases	—	—	1,367,576	—
Gain on extinguishment of debt	—	1,793,204	2,647,069	1,793,204

Income (loss) before income taxes	1,278,246	4,489,565	4,135,355	58,310
Income tax expense	—	—	—	—

Net income (loss)	$1,278,246	$4,489,565	$4,135,355	$58,310

Net income (loss) per share:
Basic	$0.09	$0.32	$0.29	$0.00
Diluted	$0.09	$0.32	$0.29	$0.00
Average shares outstanding:
Basic	14,071,970	14,071,970	14,071,970	14,058,840
Diluted	14,188,656	14,071,970	14,180,420	14,058,840

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2004	2003
OPERATING ACTIVITIES:
Net income	$4,135,355	$58,310
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,997,857	6,058,121
Non-cash loss on write-off of obsolete parts inventory and other assets	306,256	—
Non-cash gain on termination of lease	(1,367,576)	—
Non-cash gain on extinguishment of debt	(2,647,069)	(1,793,203)
Change in current operating items:
(Increase)/Decrease in accounts receivable	(446,859)	2,613,454
Decrease in inventories	836,307	2,573,575
(Increase)/Decrease in prepaid expenses and other current assets	759,134	(75,076)
(Decrease) in accounts payable	(1,491,781)	(4,967,715)
Increase in accrued liabilities and unearned revenue	484,585	577,262
Increase in deferred lease payments	992,868	1,506,120

Net cash provided by operating activities	6,559,077	6,550,848

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(1,092,312)	(296,606)
Decrease (increase) in other assets	(944)	97,534

Net cash flows used in investing activities	(1,093,256)	(199,072)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(7,158,733)	(2,721,525)
Proceeds from sale of common stock	—	6,585

Net cash used in financing activities	(7,158,733)	(2,714,940)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,692,912)	3,636,836

Cash and Cash Equivalents:
Beginning of period	3,700,511	357,924

End of period	$2,007,599	$3,994,760

Supplementary cash flow information:
Cash paid during the period for interest	$1,624,650	$1,246,251

Non-cash transactions:
Extinguishment of outstanding debt principal on aircraft returned to Raytheon	$6,603,901	$6,078,547
Conversion of accrued liability into long-term note payable	$2,250,000	—

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

The Company assesses its routes and the usefulness of its flight equipment and evaluates its aircraft on a continuing basis to determine if there has been an impairment to their remaining values under provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the Company determines that the total of the future discounted cash flows is less than the carrying value of an aircraft or group of aircraft, a loss will be recognized for the difference between the fair value and the carrying value of that aircraft or group of aircraft.

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

At November 11, 2004, the company has made the 2004 scheduled payments due its major creditor, Raytheon Aircraft Credit Corporation, in 2004 under the December 31, 2002 Restructuring Agreement. The Company anticipates amending the schedule for certain payments missed in 2003 to provide for payment in future periods.

Concurrently, the Company is in arrears and is negotiating with creditors that have provided financing for the Company’s Brasilia aircraft to restructure the Company’s remaining debt and lease obligations. The Company has informal agreements with these aircraft creditors to make reduced payments while negotiating revised payment schedules which will be based on current cash flows. As of November 12, 2004, the Company is current with it payments under these informal agreements.

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company cannot determine with a high degree of confidence that, in the future, the Company will be able to generate cash flows sufficient to satisfy the outstanding arrearages or regain compliance with the Company’s aircraft debt and lease agreements. In the event that the Company is unable to (i) satisfy the outstanding arrearages, negotiate terms for restructuring the arrearages, or obtain alternative debt and lease financing and (ii) make payments on all debt and lease obligations in a timely manner, one or more of the Company’s debt obligations may be accelerated, thereby forcing the Company to seek legal protection from its creditors or discontinue operations.

The Company continues to negotiate with the Company’s primary aircraft lender related to its Beechcraft aircraft, Raytheon Aircraft Credit Corporation (“Raytheon”), regarding a potential further restructuring of the Company’s debt financing with Raytheon. Concurrently, the Company is negotiating with creditors that have provided financing for the Company’s Brasilia aircraft to restructure the Company’s remaining debt and lease obligations. The Company has informal agreements with it aircraft creditors to make reduced payments while negotiating revised payment schedules which will be based on current cash flows. As of November 12, 2004, the Company is current with it payments under these informal agreements.

The Company’s financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

NOTE 2. Aircraft

The following table presents a summary of the Company’s operating aircraft as of September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900C	Beechcraft 1900D	Embraer Brasilia
Owned	30	4	—	32	4
Operating leases	—	2	2	1	3

	30	6	2	33	7

Return of Beechcraft 1900D Aircraft. During the first six months of 2004, the Company returned two owned Beechcraft 1900D aircraft to Raytheon Aircraft Credit Corporation (“Raytheon”), with a net book value on the Company’s books of $4.9 million, in exchange for the cancellation and extinguishment of two promissory notes. As a result, the Company reduced its outstanding aircraft debt and accrued interest by $7.6 million and recognized a non-cash gain from the extinguishment of debt in the amount of $2.6 million during the first six months of 2004. The Company also returned the last leased Beechcraft 1900D aircraft and two leased Beechcraft 1900C aircraft to Raytheon in exchange for the cancellation and extinguishment of outstanding operating lease obligations. As a result, the Company reduced its outstanding accrued lease obligations by $1.4 million and recognized a non-cash gain from the termination of leases in the amount of $1.4 million. There were no planes returned during the third quarter.

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

The Company remains liable for all outstanding lease payments, together with accrued penalty interest, that are due and payable under the terms of the FINOVA Lease. During the first nine months of 2004, the Company made payments of $104,000 against the balance of the outstanding lease payments. As of September 30, 2004, the aggregate amount of outstanding lease payments and accrued penalty interest owed by the Company under the FINOVA Lease was $1.4 million.

NOTE 3. Notes Payable and Long-Term Debt

At September 30, 2004, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Furthermore, the Company is uncertain that, during the remainder of the Company’s fiscal year 2004, the Company will be able to generate cash flow sufficient to satisfy the outstanding arrearages or regain compliance with the Company’s aircraft debt and lease agreements. Therefore, the amounts of the Company’s long-term debt that would otherwise be contractually due and payable after one year are reflected on the Company’s balance sheets as “long-term debt classified as current.”

The amount of long-term debt classified as current also includes additional amounts of debt carried by the Company on its books pursuant to the provisions of the Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring (“SFAS No. 15”).

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth, as of September 30, 2004 and December 31, 2003, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt, the amounts of long-term debt classified as current and the additional amounts of debt carried by the Company on its books pursuant to SFAS No. 15:

	September 30, 2004	December 31, 2003
Long-Term Debt:
Raytheon Aircraft Credit Corporation - principal	$82,002,185	$90,326,376
Additional carrying value under SFAS 15	17,430,143	19,833,183
Other long-term notes - principal	4,417,596	5,104,173

Total long-term debt	103,849,924	115,263,732

Less: Current maturities of long-term debt
Raytheon Aircraft Credit Corporation - principal	(10,071,439)	(9,446,843)
Additional carrying value under SFAS 15	(5,484,549)	(5,475,082)
Other long-term notes - principal	(1,695,861)	(1,448,072)

Current maturities of long-term debt	(17,251,849)	(16,369,997)

Long-term debt net of current maturities	86,598,075	98,893,735

Less: Long-term debt classified as current
Raytheon Aircraft Credit Corporation - principal	(71,930,745)	(80,879,533)
Additional carrying value under SFAS 15	(11,945,594)	(14,358,101)
Other long-term notes - principal	(2,530,000)	(3,320,001)

Long-term debt classified as current	(86,406,339)	(98,557,635)

Net long-term debt	$191,736	$336,100

Reduction of Debt Balances due to Cash Payments. During the first nine months of 2004, the Company made principal payments in the aggregate amount of $5.6 million against the Company’s outstanding debt balances. In addition, in accordance with SFAS No. 15, interest of $2.4 million paid during the first nine months of 2004 on debt obligations owed by the Company to Raytheon was applied against the carrying balances of the debt on the Company’s books.

Reduction of Debt Balances due to Return of Beechcraft 1900D Aircraft. During the first six months of 2004, the Company returned two owned Beechcraft 1900D aircraft to Raytheon in exchange for the cancellation and extinguishment of two promissory notes. As a result, the Company reduced its outstanding long-term aircraft debt by $6.6 million. No aircraft were returned during the third quarter.

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

Under the terms of the Engine Note, payments of principal will be made in 60 equal monthly installments. Interest, payable monthly, accrues on the outstanding principal balance of the Engine Note at the per annum rate of LIBOR plus 400 basis points. The Company made principal payments totaling $75,455 against the Engine Note during the first nine months of 2004. As of November 12, 2004, the Company is current with its payments under the Engine Note.

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

The pro forma information in the following table shows the effect of determining the compensation expense for the Company’s Plans in accordance with SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$1,278,246	$4,489,565	$4,135,355	$58,310
Pro forma net income (loss)	1,260,874	4,489,565	4,083,238	58,310
Basic income (loss) per share, as reported	0.09	0.32	0.30	0.01
Pro forma basic income (loss) per share	0.09	0.32	0.29	0.01
Diluted income (loss) per share, as reported	0.09	0.32	0.30	0.01
Pro forma diluted income (loss) per share	0.09	0.32	0.29	0.01

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 5: Other

At June 30, 2004, the Company was obligated to the Transportation Security Administration for $2.5 million, representing collections from passengers for security fees and amounts due from the Company for aviation security infrastructure fees. On August 11, 2004, the Company restructured this obligation into a note that requires the Company to pay the amount owed in 36 monthly payments beginning in August 2004. At September 30, 2004, the Company was current on this obligation.

On October 29, 2004, the Company received a settlement payment in the amount of $650,000 for a claim associated with the May 14, 2002 hangar fire at Grand Island Nebraska, which will be recognized in the fourth quarter 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (“United Air Lines” or “United”) and Frontier Airlines, Inc. (“Frontier Airlines” or “Frontier”). As of November 1, 2004, the Company served 31 destinations in nine states to and from Denver, Colorado and three destinations in three states to and from Phoenix, Arizona. The Company also served Brookings and Huron, South Dakota to and from Minneapolis, Minnesota. Service to and from these three cities was discontinued September 1, 2004.

General information about the Company can be found at www.greatlakesav.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through the Company’s web site as soon as reasonably practicable after the Company has filed such reports with, or furnished them to, the United States Securities and Exchange Commission (the “SEC”). Information on the Company’s web site is not incorporated into, nor a part of, this Quarterly Report on Form 10-Q or any of the Company’s other filings with the SEC.

Current Year Developments

Increased Frequency to Certain Destinations. During the first quarter of 2004, the Company seasonally increased the number of its regularly scheduled flights to certain destinations in New Mexico, Wyoming and Arizona.

Discontinuation of Air Service to Certain Destinations. During the first quarter of 2004, the Company discontinued all operations at Vernal and Moab, Utah and Casper, Wyoming. In April 2004, the Company discontinued all operations at Wichita, Kansas. In July 2004, the Company discontinued all operations at Norfolk, Nebraska. On August 23, 2004, the Company discontinued all operations at Rapid City, South Dakota.

Changes in Levels of Air Passenger Service to Certain Destinations. During the first quarter of 2004, the Company upgraded its air passenger services to three cities in Wyoming by converting one daily round-trip for each of the destinations from a 19-passenger Beechcraft 1900D aircraft to a 30-passenger Embraer Brasilia Model 120 aircraft.

Essential Air Services Contracts. The following table, based on estimated annual flights presents a summary of the Company’s Essential Air Service Contracts as of October 24, 2004:

HUB		EAS City	Annual Rate	Expiration Date
		Colorado
DEN	1	Alamosa	$1,083,538	07/31/06
	2	Cortez	$853,587	07/31/06

		Kansas
	3	Dodge City	$684,578	09/30/05
	4	Garden City	$684,578	09/30/05
	5	Hays	$753,935	09/30/05

	6	Liberal	$684,578	09/30/05

		Nebraska
	7	Alliance	$542,412	01/06/05
	8	Chadron	$542,412	01/06/05
	9	Grand Island	$1,198,396	06/30/06

	10	Kearney	$1,166,849	06/30/06
	11	McCook	$1,502,651	06/30/06
	12	North Platte	$870,504	06/30/06
	13	Scottsbluff	$494,887	06/30/06

		North Dakota
	14	Dickinson	$1,540,089	Pending

		South Dakota
	15	Pierre	$449,912	06/30/06

		Wyoming
	16	Laramie	$397,400	09/30/06

	17	Riverton	$394,046	09/30/06
	18	Rock Springs	$390,488	09/30/06
	19	Sheridan (1)	Pending	Pending

	20	Worland	$797,844	09/30/06

		Arizona
PHX	21	Page	$1,584,126	Pending

(1)	On August 2, 2004, the Company filed notice to terminate service at Sheridan, Wyoming. The Department of Transportation issued a hold-in order dated August 30, 2004, Order number 2004-8-29 that requires the Company to continue to provide service to the community. The Company has submitted a subsidy proposal to the Department of Transportation and anticipates subsidy rates to be established during the fourth quarter of 2004.

The Company anticipates finalizing amounts due from the Department of Transportation for closed Essential Air Service contracts in late 2004 or early 2005, and the Company does not believe that a significant adjustment to revenue will result from such finalization.

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

Starting April 1, 2004, maintenance expense is recognized under the FMP Contract based on the monthly amounts to be paid to P&WC. For the three months ended September 30, 2004, the Company recognized total expense of $1.2 million, and since initiation of the FMP Contract the Company has recognized total expense of $2.4 million. The Company received eight overhauled engines from P&WC during the third quarter of 2004.

The FMP Contract may be cancelled by either party on three months prior written notice. In such event, the FMP Contract provides for a payment to, or receipt from, P&WC of the difference between amounts the Company has paid to P&WC and the cost of maintenance performed by P&WC.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

The following table sets forth certain financial information regarding the Company’s results of operations for the three months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30, (dollars in thousands)
	2004				2003
	Amount	Cents per ASM		% Increase (decrease) from 2003	Amount	Cents per ASM
Operating revenues
Passenger	$15,027	18.2	¢	9.8%	$13,680	16.0	¢
Public service	4,946	6.0		(33.0)	7,387	8.6
Other	226	0.3		9.7	206	0.2

Total operating revenues	20,199	24.5		(5.0)	21,273	24.8

Salaries, wages, and benefits	5,425	6.6		0.8	5,381	6.3
Aircraft fuel	3,674	4.5		22.1	3,009	3.5
Aircraft maintenance materials and component repairs	2,804	3.4		(3.1)	2,895	3.4
Commissions	72	0.1		(11.1)	81	0.1
Depreciation and amortization	1,636	2.0		(18.1)	1,998	2.3
Aircraft rental	416	0.5		(45.0)	757	0.9
Other rentals and landing fees	1,270	1.5		148.0	512	0.6
Other operating expense	3,327	4.0		6.9	3,111	3.6

Total operating expenses	18,624	22.6		5.0	17,744	20.7

Operating income (loss)	1,575	1.9		(55.4)	3,529	4.1

Interest expense, net	(297)	(0.4)		64.3	(832)	(1.0)

Gain on extinguishment of debt	0	0.0			1,793	2.1

Net income (loss)	$1,278	1.5	¢		$4,490	5.2	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the three months ended September 30, 2004 and 2003:

	September 30, 2004		Increase / (decrease) from 2003	September 30, 2003
Selected Operating Data:
Available seat miles (in thousands) (1)	82,508		-3.7%	85,662
Revenue passenger miles (in thousands) (2)	36,573		3.3%	35,405
Revenue passengers carried	133,949		4.9%	127,718
Departures flown	16,870		-9.5%	18,643
Passenger load factor (3)	44.3%		7.3%	41.3%
Average yield per revenue passenger mile (4)	41.1	¢	6.5%	38.6	¢
Cost per available seat mile (5)	22.6	¢	9.2%	20.7	¢
Average passenger fare (6)	$112.18		4.7%	$107.11
Average passenger trip length (miles) (7)	273		-1.4%	277
Average cost per gallon of fuel	$1.64		34.4%	$1.22

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(6)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(7)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Third Quarter 2004 to Third Quarter 2003

Passenger Revenues. Passenger revenues were $15.0 million in the third quarter of 2004, an increase of 9.8% from $13.7 million in the third quarter of 2003. The $1.3 million increase in passenger revenues is primarily attributable to a 3.3% increase in revenue passenger miles during the third quarter of 2004, along with an increase in passenger yield of 6.5%. The Company’s available seat mile (“ASM”) capacity for the third quarter of 2004 decreased 3.7% over the ASM capacity for the third quarter of 2003 as a result of an decrease in the number of the Company’s regularly scheduled flights.

Public Service Revenues. At September 30, 2004, the Company served 21 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program (the “EAS Program”). Public service revenues earned through the EAS Program decreased 33.0% to $4.9 million during the third quarter of 2004, as compared to $7.4 million during the third quarter of 2003. The reduction in public service revenue was due primarily to a 25% reduction in the number of communities served by the Company under the EAS Program along with an adjustment of $1.2 million during the 2003 period to record increased EAS revenues for prior periods as older open EAS contract negotiations reach finalization. There were no adjustments to the EAS receivable during the third quarter.

Other Revenues. Other revenues were $0.2 million during the third quarter of 2004, an increase of 9.7% from the third quarter of 2003. This increase is primarily attributable to additional charters provided in the third quarter of 2004 over third quarter of 2003.

Operating Expenses. Total operating expenses were $18.6 million, or 22.6 cents per ASM, in the third quarter of 2004 as compared to $17.7 million, or 20.7 cents per ASM, in the third quarter of 2003.

Salaries, Wages and Benefits. Salaries, wages and benefits were $5.4 million in the third quarter of 2004, a decrease of 0.8% from $5.4 million in the third quarter of 2003.

Aircraft Fuel Expense. Aircraft fuel expense was $3.7 million, or 4.5 cents per ASM, in the third quarter of 2004. In comparison, the Company’s aircraft fuel expense for the third quarter of 2003 was $3.0 million, or 3.5 cents per ASM. The 22.1% increase in the Company’s aircraft fuel expense is primarily attributable to the 34.4% increase in average cost of fuel, which was partially offset by fuel consumption savings resulting from the July 2003 termination of mail service and the 9.5% reduction in departures.

Aircraft Maintenance, Materials and Component Repair Expense. Aircraft maintenance, materials and component repair expense was $2.8 million during the third quarter of 2004, a decrease of 3.1% from $2.9 million during the third quarter of 2003. The decrease in aircraft maintenance expense is primarily attributable to the cost of returning aircraft in accordance with contractual requirements in 2003.

Depreciation and Amortization. Depreciation and amortization expense during the third quarter of 2004 was $1.6 million, or 2.0 cents per ASM, which was a decrease of 18.1% from $2.0 million, or 2.3 cents per ASM, in the third quarter of 2003. The decrease in depreciation expense is primarily attributable to the return of four surplus Beechcraft 1900D aircraft to Raytheon Aircraft Credit Corporation (“Raytheon”) during 2003, and two during the first half of 2004, in accordance with the Company’s 2002 Restructuring Agreement with Raytheon and a reduction in depreciation related to rotable parts inventory.

Aircraft Rental. Aircraft lease expense was $0.4 million during the third quarter of 2004, a decrease of 45.0% from $0.8 million in the third quarter of 2003. The decrease in aircraft lease expense is primarily attributable to the expiration of an aircraft lease for one Embraer Brasilia Model 120 on November 1, 2003 and the subsequent return of the aircraft to the lessor, FINOVA Capital Corporation, in January 2004, along with the return of one surplus Beechraft 1900D aircraft and two surplus Beechcraft 1900C aircraft to Raytheon during the first half of 2004, in accordance with the Company’s 2002 Restructuring Agreement with Raytheon.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.3 million during the third quarter of 2004, an increase of 148.0% from $0.5 million during the third quarter of 2003. The increase in rentals and landing fees expense is attributable to a credit of $0.8 million received for annual rate adjustments at Denver International Airport in 2003 for 2002. The 2003 credit of $0.7 million was received in the second quarter of 2004.

Other Operating Expenses. Other operating expenses were $3.3 million, or 4.0 cents per ASM, during the third quarter of 2004, an increase of 6.9% from $3.1 million, or 3.6 cents per ASM, during the third quarter of 2003. The increase in other operating expenses is primarily due to an increase of approximately $0.3 million in security expense primarily due to the Aviation Security Infrastructure waving fees for the third quarter of 2003.

Interest Expense. Contractual interest expense of $1.4 million was incurred during the third quarter of 2004, of which $1.1 million was applied against restructured Raytheon debt in accordance with SFAS No. 15. The net interest cost of $0.3 million compares to the $0.8 million of net interest cost in the 2003 period. The decrease of $0.5 million, or 64.3%, between the periods was primarily the result of (i) a $0.3 million expense reduction attributable to the extinguishment of $18.7 million in debt for six debt-financed aircraft that were returned to Raytheon during 2003 and 2004 and (ii) decreases in variable interest rates, along with a reduction of Embraer interest accruals for prior period penalty interest of $0.2 million.

Income Tax Expense (Benefit). The realization of any income tax benefits remains substantially in doubt as the Company continues in its loss carry forward position.

Gain on Extinguishment of Debt. During the third quarter of 2003, the Company recognized a $1.8 million non-cash gain on extinguishment of debt as a result of the return of two debt-financed Beechcraft 1900D aircraft to Raytheon. See “Raytheon Aircraft Credit Corporation” below.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

The following table sets forth certain financial information regarding the Company’s results of operations for the nine months ended September 30, 2004 and 2003:

	For the Nine Months Ended June 30, (dollars in thousands)
	2004				2003
	Amount	Cents per ASM		% Increase (decrease) from 2003	Amount	Cents per ASM
Operating revenues
Passenger	$40,962	16.5	¢	17.2%	$34,944	14.3	¢
Public service	16,235	6.6		(17.3)	19,638	8.0
Other	610	0.2		(62.7)	1,636	0.7

Total operating revenues	57,807	23.3		2.8	56,218	22.9

Salaries, wages, and benefits	16,736	6.8		(1.2)	16,939	6.9
Aircraft fuel	10,361	4.2		14.8	9,023	3.7
Aircraft maintenance materials and component repairs	8,628	3.5		20.6	7,152	2.9
Commissions	203	0.1		(5.1)	214	0.1
Depreciation and amortization	4,998	2.0		(17.5)	6,058	2.5
Aircraft rental	1,531	0.6		(32.7)	2,276	0.9
Other rentals and landing fees	3,138	1.3		(0.2)	3,143	1.3
Other operating expense	11,078	4.5		3.1	10,742	4.4

Total operating expenses	56,673	22.9		2.0	55,547	22.7

Operating income (loss)	1,134	0.5		(69.0)	671	0.3

Interest expense, net	(982)	(0.4)		59.2	(2,406)	(1.0)
Other Expense	(32)	(0.0)			—
Gain on termination of aircraft leases	1,368	0.6			—
Gain on extinguishment of debt	2,647	1.1			1,793	0.7

Net income (loss)	$4,135	1.7	¢		$58	0.0	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the nine months ended September 30, 2004 and 2003.

	September 30, 2004		Increase/ (decrease) from 2003	September 30, 2003
Selected Operating Data:
Available seat miles (in thousands) (1)	247,732		1.1%	245,040
Revenue passenger miles (in thousands) (2)	101,557		12.2%	90,554
Revenue passengers carried	367,040		11.4%	329,564
Departures flown	51,726		-4.7%	54,253
Passenger load factor (3)	41.0%		10.8%	37.0%
Average yield per revenue passenger mile (4)	40.3	¢	4.4%	38.6	¢
Cost per available seat mile (5)	22.9	¢	0.9%	22.7	¢
Average passenger fare (6)	$111.60		5.3%	$106.03
Average passenger trip length (miles) (7)	277		0.7%	275
Average cost per gallon of fuel	$1.48		20.3%	$1.23

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(6)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(7)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Nine Months of 2004 to the First Nine Months of 2003

Passenger Revenues. Passenger revenues were $41.0 million in the first nine months of 2004, an increase of 17.2% from $34.9 million in the first nine months of 2003. The $6.0 million increase in passenger revenues is primarily attributable to a 12.2% increase in revenue passenger miles during the first nine months of 2004, an increase in passenger yield of 4.4%. The Company’s available seat mile (“ASM”) capacity for the first nine months of 2004 increased 1.1% over the ASM capacity for the first nine months of 2003 as a result of an increase in usage of 30-seat Brasilia aircraft and an increase in the length of average flight segment.

Public Service Revenues. At September 30, 2004, the Company served 21 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program (the “EAS Program”). Public service revenues collected through the EAS Program decreased 17.3% to $16.2 million during the first nine months of 2004, as compared to $19.6 million during the first nine months of 2003. The reduction in public service revenue was due primarily to a 25% reduction in the number of communities served by the Company under the EAS Program offset, in part, by increased EAS revenues rates. See “Current Year Developments” above. The 2003 and 2004 nine month periods both include $1.2 million to record increased EAS revenues for prior periods as older open EAS contract negotiations reached finalization.

Other Revenues. Other revenues were $0.6 million during the first nine months of 2004, a decrease of 62.7% from the first nine months of 2003. During the first half of 2003, the Company provided service to the United States Postal Service, utilizing two Beechcraft 1900C aircraft for carrying mail to certain markets. Due to highly competitive bidding by other air carriers at rates that were not economically feasible for the Company, the Company elected to discontinue the service in July 2003.

Operating Expenses. Total operating expenses were $56.7 million, or 22.9 cents per ASM, in the first nine months of 2004 as compared to $55.5 million, or 22.7 cents per ASM, in the first nine months of 2003.

Salaries, Wages and Benefits. Salaries, wages and benefits were $16.7 million in the first nine months of 2004, a decrease of 1.2% from $16.9 million in the first nine months of 2003. The decrease in salaries, wages and benefits is primarily attributable to company-wide reductions in staffing levels and hours worked. In addition, as of March 1, 2003, the Company discontinued all operations at the Company’s former Chicago hub and the five cities served from that hub, resulting in the elimination of all employees and associated payroll costs for those cities.

These cost reductions were partially offset by the cost of additional staff hired for the commencement of operations by the Company during the second half of 2003 in the following markets: Rapid City, South Dakota; Grand Junction, Colorado; and Wichita, Kansas. The Wichita, Kansas operations were discontinued in the second quarter of 2004.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $10.4 million, or 4.2 cents per ASM, in the first nine months of 2004. In comparison, the Company’s aircraft fuel and into-plane expense for the first nine months of 2003 was $9.0 million, or 3.7 cents per ASM. The 14.8% increase in the Company’s aircraft fuel and into-plane expense is primarily attributable to a 20.3% increase in average cost of fuel, which was partially off set by fuel consumption savings resulting from the July 2003 discontinuation of dedicated aircraft assigned to mail service routes.

Aircraft Maintenance, Materials and Component Repair Expense. Aircraft maintenance, materials and component repair expense was $8.6 million during the first nine months of 2004, an increase of 20.6% from $7.2 million during the first nine months of 2003. The increase in aircraft maintenance expense is primarily attributable to the introduction of the Pratt & Whitney FMP program on April 1, 2004, the timing of propeller overhauls and the cost of returning aircraft in accordance with contractual requirements.

Depreciation and Amortization. Depreciation and amortization expense during the first nine months of 2004 was $5.0 million, or 2.0 cents per ASM, which was a decrease of 17.5% from $6.1 million, or 2.5 cents per ASM, in the first nine months of 2003. The decrease in depreciation expense is primarily attributable to, (i) the return of four surplus Beechcraft 1900D aircraft to Raytheon Aircraft Credit Corporation (“Raytheon”) during 2003, and the return of two surplus Beechcraft 1900D aircraft to Raytheon during the first half of 2004, in accordance with the Company’s 2002 Restructuring Agreement with Raytheon, and (ii) a reduction in depreciation rates related to rotable parts inventory.

Aircraft Rental. Aircraft lease expense was $1.5 million during the first nine months of 2004, a decrease of 32.7% from $2.3 million in the first nine months of 2003. The decrease in aircraft lease expense is primarily attributable to the expiration of an aircraft lease for one Embraer Brasilia Model 120 on November 1, 2003 and the subsequent return of the aircraft to the lessor, FINOVA Capital Corporation, in January 2004, along with the return of one surplus Beechcraft 1900D aircraft and two surplus Beechcraft 1900C aircraft to Raytheon during first half of 2004, in accordance with the Company’s 2002 Restructuring Agreement with Raytheon.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $3.1 million during the first nine months of 2004, a decrease of 0.2% from $3.1 million during the first nine months of 2003. As of March 1, 2003, the Company discontinued operations at the Company’s former Chicago hub and the five cities that were served from that hub, resulting in a reduction of associated costs for airport rentals and landing fees for those cities. Offsetting this, airport rentals and landing fees increased as a result of the commencement of operations by the Company during the second half of 2003 in the following markets: Rapid City, South Dakota; Grand Junction, Colorado; and Wichita, Kansas. Operations in Rapid City were discontinued in the third quarter of 2004 and operations in Wichita were discontinued during the second quarter of 2004.

Other Operating Expenses. Other operating expenses were $11.1 million, or 4.5 cents per ASM, during the first nine months of 2004, an increase of 3.1% from $10.7 million, or 4.4 cents per ASM, during the first nine months of 2003. The increase in other operating expenses is primarily due to an increase of approximately $0.3 million in security expense primarily due to the Aviation Security Infrastructure waving fees for the third quarter of 2003.

Interest Expense. Contractual interest expense of $4.1 million was incurred during the first nine months of 2004, of which $3.2 million was applied against restructured Raytheon debt in accordance with SFAS No. 15. The net interest cost of $0.9 million compares to the $2.4 million of net interest cost in the 2003 period. The decrease of $1.4 million, or 59.2%, between the periods was primarily the result of (i) a $0.9 million expense reduction attributable to the extinguishment of $18.7 million in debt for six debt-financed aircraft that were returned to Raytheon during 2003 and 2004 and (ii) decreases in variable interest rates, along with a reduction of Embraer interest accruals for prior period penalty interest of $0.7 million. The interest expense decrease was partially offset by $0.2 million for additional expense for the conversion of accounts payable to notes payable for United and Raytheon.

Income Tax Expense (Benefit). The realization of any income tax benefits remains substantially in doubt as the Company continues in its loss carry forward position.

Gain on Termination of Leases. During the first nine months of 2004, the Company recognized a $1.4 million non-cash gain on termination of leases as a result of the return of one operating lease-financed Beechcraft 1900D aircraft and two operating lease-financed Beechcraft 1900C aircraft to Raytheon. See “Raytheon Aircraft Credit Corporation” below.

Gain on Extinguishment of Debt. During the first nine months of 2004, the Company recognized a $2.6 million non-cash gain on extinguishment of debt as a result of the return of two debt-financed Beechcraft 1900D aircraft to Raytheon. See “Raytheon Aircraft Credit Corporation” below.

Liquidity and Capital Resources

Cash Requirements. As of December 31, 2003, the Company had recognized an accrued liability in the amount of $2.3 million for certain costs of aircraft repair and refurbishment with respect to the Beechcraft 1900D aircraft returned to Raytheon pursuant to the Company’s 2002 Restructuring Agreement with Raytheon. A Group A Engine Overhaul Note (the “Engine Note”), which sets forth the terms for payment of approximately $47,000 per month on the $2.3 million liability, was subsequently executed by the Company.

Beginning in April 2004, expenses incurred under the Company’s April 2004 five-year Term Cost Plan™ Agreement with Pratt & Whitney Canada Corporation have been approximately $400,000 per month. During 2003, the Company averaged $322,900 in similar monthly engine maintenance expense.

Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for the periods listed therein:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt	$11,767,300	$19,530,834	$24,864,885	$30,256,762	$86,419,781
SFAS 15 amounts	5,484,549	5,454,128	3,944,530	2,546,936	17,430,143

Total debt	17,251,849	24,984,962	28,809,415	32,803,698	103,849,924

Aircraft lease obligations	1,741,488	3,482,976	3,482,976	5,877,522	14,584,962

Total Obligations	$18,993,337	$28,467,938	$32,292,391	$38,681,220	$118,434,886

Sources and Uses of Cash. As of September 30, 2004, the Company’s balance for cash and cash equivalents was $2.0 million, a $1.7 million decrease from the cash balance of $3.7 million as of December 31, 2003.

Cash Provided by Operating Activities. During the first nine months of 2004, the Company had positive cash flow from operating activities in the amount of $6.6 million. The Company generated $4.1 million of net income for the first nine months of 2004. Non-cash expenses during the first nine months of 2004 included $5.0 million of non-cash depreciation and amortization expenses and a $0.3 million loss on the write-off of obsolete inventory and other assets. The Company also recognized $4.0 million of non-cash gains on the termination of an aircraft lease and extinguishment of aircraft debt. Changes in current operating items of $1.1 million accounted for the remainder of the increase in cash.

Cash Flows from Investing Activities. The Company experienced a negative cash flow of $1.1 million from investing activities, primarily due to Federal Aviation Administration mandated Terrain Awarness System improvements to aircraft of $0.6 million and purchases of aircraft parts and other equipment.

Cash Flows from Financing Activities. With respect to cash flows from financing activities, the Company utilized $7.2 million of cash to reduce the Company’s outstanding notes payable and long-term debt balances.

As of September 30, 2004, the Company had negative working capital of $115.6 million, as compared to negative working capital of $128.6 million as of December 31, 2003. The amount of the Company’s negative working capital as of September 30, 2004 also includes $86.4 million of long-term debt that would otherwise be due after one year and has been reclassified on the Company’s balance sheet as “long-term obligations classified as current.”

Raytheon Aircraft Credit Corporation. On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon Aircraft Credit Corporation (“Raytheon”) regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and Beechcraft 1900D aircraft fleet.

(a) Return of Aircraft. During the first six months of 2004, the Company returned to Raytheon two owned Beechcraft 1900D aircraft, with a net book value of $4.9 million, in exchange for the cancellation and extinguishment of two promissory notes. As a result, the Company reduced its outstanding aircraft debt and accrued interest by $7.6 million and recognized a non-cash gain from the extinguishment of debt in the amount of $7.6 million. In addition, the Company returned one leased Beechcraft 1900D aircraft and two Beechcraft 1900C aircraft to Raytheon in exchange for the cancellation and extinguishment of outstanding operating lease obligations. As a result, the Company reduced its outstanding accrued lease obligations by $1.4 million and recorded a non-cash gain from the termination of the leases in the amount of $1.4 million. There were no planes returned during the third quarter.

(b) Aircraft Debt Financing. During the first nine months of 2004, the Company made principal payments of $4.4 million on 30 aircraft promissory notes (the “Aircraft Debt”). In addition, the Company made payments of interest in the amount of $1.3 million. In accordance with procedures set forth in Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS No. 15”), the Company accounted for the payments of interest as a reduction of the carrying value of the Aircraft Debt on the Company’s books. As of September 30, 2004, the outstanding principal amount of the Aircraft Debt was $67.8 million, while the carrying value of the Aircraft Debt on the Company’s books was $84.7 million.

(c) Non-Aircraft Debt Financing. During the first nine months of 2004, the Company made principal payments of $0.1 million on three non-aircraft promissory notes owed by the Company to Raytheon (the “Non-Aircraft Debt”). As of September 30, 2004, the outstanding principal amount of the Non-Aircraft Debt was $12.6 million, which included $1.1 million of contractually deferred interest, while the carrying value of the Non-Aircraft Debt on the Company’s books was $12.0 million.

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

Throughout the first nine months of 2004, the Company was in arrears on payments of principal and interest on the lease and debt financing provided by Raytheon under the Restructuring Agreement. As of September 30, 2004, the aggregate amount of the arrearage was $5.4 million. In addition, the Company was not in compliance with certain other financial covenants contained in the Restructuring Agreement. As of November 12, 2004 the aggregate amount of the arrearage was $4.8 million.

Boeing Capital Corporation - Aircraft Leases. The Company leases two of the Company’s Embraer Brasilia aircraft under aircraft lease agreements with Boeing Capital Corporation (“Boeing”). During the first nine months of 2004, the Company made lease payments of $0.4 million on the two Boeing aircraft leases. However, at September 30, 2004, the Company was in arrears on its aircraft rental obligations under the two Boeing aircraft leases in the aggregate amount of $5.8 million. The Company has also recorded a liability to Boeing in the amount of $0.8 million for accrued penalty interest on the missed lease payments. The Company continues to engage in negotiations with Boeing regarding potential terms of repayment for these outstanding obligations.

CIT - Aircraft Debt Financing. The Company has an Amended Note payable to CIT Aerospace for the financing of three of the Company’s Embraer Brasilia aircraft. During the first nine months of 2004, the Company made payments of principal and interest on the Amended Note in the amount of $0.6 million. As of September 30, 2004, the Company was in arrears on payments of principal due under the terms of the Amended Note in the amount of $0.5 million. The Company continues to engage in negotiations with CIT Aerospace regarding terms of repayment for remaining amounts due.

FINOVA Capital Corporation

(a) Settlement Agreement Note. The Company has a debt obligation under a Settlement Agreement with FINOVA Capital Corporation (“FINOVA”) with respect to amounts owed by the Company upon the return of one leased Embraer Brasilia aircraft. During the first nine months of 2004, the Company made payments of principal and interest on the Settlement Agreement note in the amount of $164,826. As of September 30, 2004, the Company was current on all payments of principal and interest under the Settlement Agreement.

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

In addition, the Company remains liable for all outstanding lease payments, together with accrued penalty interest, that were due and payable under the terms of the FINOVA Lease. During the first nine months of 2004, the Company made payments of $104,000 against the balance of the outstanding lease payments. As of September 30, 2004, the aggregate amount of outstanding lease payments and accrued penalty interest owed by the Company under the FINOVA Lease was $1.4 million. The Company continues to engage in negotiations with FINOVA regarding potential terms of repayment for these outstanding obligations.

Long-Term Debt Classified as Current

As a result of continued operating losses during the nine months of 2004, the Company was unable to generate cash flow sufficient to service the Company’s outstanding aircraft debt and lease obligations.

As of September 30, 2004, the Company was approximately $14.1 million in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. The arrearage is comprised of $4.9 million of past-due debt principal payments, $3.4 million of outstanding accrued interest and $5.8 million of deferred lease payments.

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

Therefore, as of September 30, 2004, $86.4 million of long-term debt that would otherwise be due after one year is reflected on the Company’s balance sheets as “long-term obligations classified as current.” In addition to the contractual amounts due to lenders, the amount of long-term debt classified as current includes $4.7 million of additional carrying amounts under SFAS No. 15.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have performed an evaluation of the Company’s disclosure controls and procedures. Based on that evaluation, such officers have concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2004, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 3. DEFAULT UPON SENIOR SECURITIES

As of September 30, 2004, the Company was in default on the following indebtedness of the Company:

Raytheon Aircraft Credit Corporation. As of September 30, 2004, the Company was in arrears on payments of principal and interest on debt financing provided by Raytheon Aircraft Credit Corporation (“Raytheon”) under the Company’s 2002 Restructuring Agreement with Raytheon in the amount of $6.1 million, of which $3.2 million was principal and $2.9 million was interest.

CIT Aerospace. As of September 30, 2004, the Company was in arrears on payments of principal and interest on debt financing provided by CIT Aerospace in the amount of $0.5 million. The total amount owed to CIT Aerospace at September 30, 2004 was $4.0 million.

Item 5. OTHER INFORMATION

None to report.

Item 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Airport/Airport Facilities Lease Agreement, dated November 1, 1989, by and between Minneapolis-St. Paul Airport and the Company. (1)

10.2	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

10.3	1993 Director Stock Option Plan. (1)

10.4	Great Lakes Aviation, Ltd. Employee Stock Purchase Plan. (1)

10.5	Restructuring Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.6	Group A Return Conditions Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.7	Form of Promissory Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.8	Form of Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.9	Form of First Amendment to Lease Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.10	Deferral Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.11	Senior Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.12	Subordinated Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.13	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.14	Fourth Amendment to Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.15	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Credit Corporation and the Company. (2)

10.16	Form of Lockup Agreement, dated December 31, 2002. (2)

10.17	Settlement Agreement and Covenant Not to Execute, dated August 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.18	Deferral Agreement, dated November 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.19	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

10.20	Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

10.21	Letter Agreement, dated April 11, 2003, by and between Boeing Capital Corporation and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (2)

10.22	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (3)

10.23	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (3)

10.24	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.25	Bus Services Agreement dated October 14, 2003 executed by and between Greyhound Lines, Inc. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (5)

10.26	Term Cost PlanTM Agreement dated April 1, 2004 executed by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and an application requesting confidential treatment of the excluded material has been filed with the SEC. (6)

10.27	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (6)

10.28	Installment Payment Agreement between the Company and the United States Department of Homeland Security Transportation Security Administration dated August 11, 2004. (7)

14	Code of Ethics. (5)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Treasurer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Treasurer (Principal Accounting and Financial Officer). Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: November 12, 2004	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael L. Tuinstra
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