Form 10-K
period 2004-12-31
GREAT LAKES AVIATION LTD
filed 2005-03-31
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $3,961,000.

As of March 15, 2005 there were 14,071,970 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREAT LAKES AVIATION, LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2004

Forward-Looking Statements

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. (“Great Lakes” or the “Company”) notes that certain statements in this Form 10-K and elsewhere are forward-looking and provide other than historical information. The Company’s management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words, “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the forward-looking statements contained in this Form 10-K or elsewhere should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

As more fully described in this report, important factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	the Company’s dependence on its code-sharing relationships with United Air Lines, Inc. (United Air Lines or United), which is undergoing reorganization under the United States Bankruptcy Code, and Frontier Airlines, Inc. (Frontier Airlines or Frontier);

2)	the outcome of United’s bankruptcy proceedings, including whether United amends or rejects its code share agreement with the Company;

3)	the Company’s ability to either:

(i)	regain and maintain compliance with the Company’s existing debt and lease obligations, including those debt and lease obligations that were restructured as of December 31, 2002, or

(ii)	re-negotiate the Company’s debt and lease obligations to a level that the Company can reasonably service, based upon the Company’s current and projected cash flows;

4)	the effect of general economic conditions on business and leisure travel;

5)	the incidence of domestic and international terrorism and military actions;

6)	the level of passenger confidence in the safety of air travel;

7)	the volatility of fuel costs;

8)	seasonality of passenger traffic;

9)	the continued receipt of Essential Air Service subsidies at currently contemplated rates;

10)	the uncertainty concerning future insurance and security expenses; and

11)	the possibility of increased competition from other air carriers (including United) and from ground transportation; and

12)	the acceleration of one or more of the Company’s debt obligations that would force the Company to seek legal protection or discontinue operations.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and the Company does not undertake to update any forward-looking statements except as required by law in the normal course of its public disclosure practices.

PART I

Item 1. BUSINESS

General

Great Lakes Aviation, Ltd. (Great Lakes or the Company) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Air Lines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of February 28, 2005, the Company served 31 communities in nine states to and from Denver, Colorado and three destinations in three states to and from Phoenix, Arizona.

General information about the Company can be found at www.greatlakesav.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through the Company’s web site as soon as reasonably practicable after the Company has filed such reports with, or furnished them to, the United States Securities and Exchange Commission. Information on the Company’s web site is not incorporated into, nor a part of, this Form 10-K or the Company’s other securities filings.

Essential Air Service Program

The Company derived approximately 27% of its total revenue from the Essential Air Service program (EAS), which is administered by the United States Department of Transportation (the DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the Deregulation Act), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies in order to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before the airline may terminate, suspend, or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. EAS rates are normally set for two-year contract periods for each city. Significant fluctuations in passenger revenues, as well as fluctuations in fuel pricing and other costs, may cause EAS routes to become unprofitable during these two-year terms.

At the end of the contract period for EAS service to a particular city, the DOT may request competitive proposals from other airlines. Proposals, when requested, are evaluated on, among other things, the level of service provided, the amount of subsidy requested, the fitness of the applicant, and comments from the communities served.

For the federal fiscal year ended September 30, 2001, the EAS budgeted subsidy funding level for the entire program was $50 million. In recognition of the impact of the terrorist attacks of September 11, and the contractual obligation to provide a fixed level of service to EAS communities by carriers receiving subsidies, Congress authorized the DOT to increase subsidy rates to compensate for reduced passenger revenues and higher level of expenses. Congress set the EAS funding level at $113 million for the fiscal year ended September 30, 2002, at $113 million for the fiscal year ending September 30, 2003, and at $102 million for the fiscal years ending September 30, 2004 and 2005.

During 2004, the Company discontinued the provision of EAS service to the following communities: Huron, SD; Brookings, SD; Pueblo, CO; Vernal, UT; Moab, UT; and Norfolk, NB. As a result, the Company’s EAS revenues decreased to $20.8 million in 2004, down from $25.1 million in 2003. Public service revenues comprised approximately 27% of the Company’s total revenue in 2004, down from approximately 33% of total revenue in 2003. At March 15, 2005, the Company served 24 EAS communities on a subsidized basis.

United Air Lines and Frontier Airlines Code Share Relationships

United Air Lines. Prior to May 2001, the Company operated under the United Air Lines identity as a United Express carrier. Effective May 1, 2001, the Company and United ended the United Express relationship and entered into a code share agreement under which the Company placed the United Air Lines flight designator code on certain Great Lakes flights that connect with United flights in Chicago, Denver, Minneapolis and Phoenix.

On December 9, 2002, United’s parent company, UAL, Inc., and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. At the same time, United obtained an order from the bankruptcy court that allowed, but did not require, United to perform under its executory contracts relating to interline agreements, including United’s code share agreement with the Company.

In April 2003, the Company began negotiations with United to modify and extend the code share agreement beyond its original expiration date of April 30, 2004. During the negotiation process, United filed a preemptive motion in the bankruptcy court to reject the code share agreement. On July 11, 2003, the Company and United signed a Memorandum of Understanding outlining the terms of a proposed amendment to the code share agreement. On July 18, 2003, United withdrew its bankruptcy court motion to reject the code share agreement. Also effective on that date, the Company and United executed an amendment to the code share agreement that formalized the on-going relationship between the two companies.

Pursuant to the terms of the amendment to the code share agreement, the Company released its exclusive right to utilize the United Air Lines flight designator for five markets served by the Company with connecting service at United’s Denver hub. In exchange, certain code share restrictions, which had previously limited the Company’s ability to enter into code share and frequent flier programs with other airlines at the Denver hub, were removed. The Company and United also agreed on a payment structure for certain amounts owed by the Company to United. In addition, the amendment extended the term of the code share agreement through December 31, 2005 and, subject to the Company’s continued compliance with the code share agreement, United has conditionally agreed to further extend the term of the code share agreement through April 30, 2007. However, United retains the right to assume or reject the amended code share agreement at any time in connection with United’s ongoing bankruptcy proceedings. As of December 31, 2004, the Company was in material compliance with the United code share agreement, as amended.

Frontier Airlines. On May 3, 2001, the Company entered into a code share agreement with Frontier, which was implemented July 9, 2001. The Frontier agreement provides for the use of Frontier’s flight designator code on Great Lakes’ flights connecting with Frontier’s flights in Denver. Accordingly, certain flights to and from Denver carry both the United Air Lines and Frontier Airlines flight designator codes as well as the Great Lakes flight designator. The Company’s code share agreement with Frontier remains in effect until terminated by either party upon at least 180 days prior written notice to the other party. As of December 31, 2004, the Company was in compliance with the Frontier code share agreement.

Markets

As of December 31, 2004, the Company operated 78 departures daily from Denver, CO and two departures daily from Phoenix, AZ.

In 2004, as a result of EAS contracts expiring and or being awarded to other air carriers, the Company discontinued service to Minneapolis, MN; Pueblo, CO; Huron and Brookings, SD; and Vernal and Moab, UT. Service to Norfolk, NE was discontinued following termination of its eligibility for subsidy by the Department of Transportation. The Company also discontinued service to Rapid City, SD; Wichita, KS; and Casper, WY, which are not eligible for EAS subsidies.

To offset the reduction of service realized in 2004, the Company actively pursued additional EAS markets and expects to commence service to Clovis and Silver City, NM, Enid and Ponca City, OK, and Kingman, Show Low, and Prescott, AZ in the first and second quarters of 2005. The company commenced service to Sierra Vista, AZ in the first quarter of 2005 under a DOT Small Community Air Service Development program initiated by the Arizona Department of Transportation.

Marketing

The Company’s services are marketed primarily by means of the Company’s internet web site, from listings in other computerized reservation systems, and through direct contact with travel agencies and corporate travel departments. The Company’s promotional programs emphasize the Company’s close affiliation with its code share partners and, in particular, the opportunity for the Company’s passengers to participate in related customer service benefits such as frequent flyer programs.

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

Charter and Freight Service

The Company uses its Beechcraft and Embraer Brasilia aircraft to provide charter services to private individuals, corporations, and athletic teams. The Company also carries freight, mail, and small packages on most of its scheduled flights. Revenues from the Company’s charter flights and freight air service were 1.3%, 2.6%, and 4.0% of the Company’s total revenues for the years ended December 31, 2004, 2003, and 2002, respectively.

During 2003 and 2002, the Company’s leased Beechcraft 1900C aircraft were dedicated to providing service under a United States Postal Service subcontract for carriage of mail to certain markets. Due to highly competitive bidding by other air carriers at rates that were not economically feasible for the Company, the Company elected to allow the United States Postal Service subcontract to expire as of July 27, 2003. Revenues from the Company’s subcontract with the United States Postal Service were 1.4% and 3.2% of the Company’s total revenues for the years ended December 31, 2003 and 2002, respectively.

Seasonality

Historically, the Company has experienced lower passenger volumes during the months of November through April (the non-peak season). This seasonality can be attributed primarily to relatively difficult winter weather operating conditions in the Company’s principal area of operations, resulting in fewer vacations and other discretionary trips. The Company also experiences reduced business travel during the non-peak season. These seasonal factors have generally resulted in reduced revenues, increased operating losses, and reduced cash flow for the Company during the non-peak season.

Competition

The Company competes for passenger traffic primarily with regional and major air carriers and ground transportation. The Company may also compete with other regional/small air carriers to provide EAS and receive subsidies for providing air service to small communities. The Company’s competition from other air carriers varies from location to location and, in certain areas, comes from regional and major carriers who serve the same destinations as the Company, but through different hub and spoke systems. The domestic airline industry has undergone major structural changes since the enactment of the Deregulation Act. Deregulation has made possible the rapid entry of competitors into the Company’s markets, and competitors are able to adjust fares rapidly to improve their competitive position. The Company could experience increased competition from existing competitors or from new entrants on one or more of the Company’s routes.

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

Aircraft

As of December 31, 2004, the Company’s fleet consisted of 30 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft.

Beechcraft Aircraft. The Beechcraft 1900D aircraft are pressurized, radar equipped, and offer a 300-mile per hour cruising speed for 19 passengers, plus cargo, with a range of 850 miles. The Beechcraft 1900D aircraft is widely regarded by airlines as an efficient and reliable aircraft for regional service.

At the beginning of 2001 the Company operated 37 Beechcraft 1900D aircraft. Because of the reduction in demand for air service following the events of September 11, 2001, the Company decided to retire seven of its Beechcraft 1900D aircraft and began negotiations for returning the surplus aircraft. The Company returned four of the owned Beechcraft 1900D aircraft to Raytheon Aircraft Credit Corporation during 2003 and the remaining two owned and one leased Beechcraft 1900D aircraft during 2004.

Due to the expiration of the Company’s contract with the United States Postal Service to carry mail for certain markets, the Company terminated the leases for the two Beechcraft 1900C aircraft and returned the aircraft in the second quarter of 2004.

Embraer Brasilia Aircraft. The 30-passenger Embraer Brasilia aircraft are equipped with advanced avionics, have restrooms, are staffed with a flight attendant, and offer a 330-mile per hour cruising speed with a range of 750 miles. In November 2003, the lease for one Embraer Brasilia aircraft expired. The Embraer Brasilia aircraft under the expired lease was returned to the lessor in January 2004.

At December 31, 2004, four of the Company’s six Embraer Brasilia aircraft were in scheduled service. The Company intends to increase the number of Embraer Brasilia aircraft in scheduled service beginning in July 2005, as warranted by passenger demand. The Company believes that there will be greater opportunities to deploy these aircraft as the larger airlines reduce service to small cities that are unprofitable for their regional jet aircraft.

A summary of the Company’s operating aircraft as of December 31, 2004 and 2003 is as follows:

	2004			2003
	Beechcraft 1900C	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900C	Beechcraft 1900D	Embraer Brasilia
Owned	—	30	4	—	32	4
Operating leases	—	—	2	2	1	3

	—	30	6	2	33	7

As of December 31, 2004, the average age of the Company’s aircraft was approximately ten years and as of December 31, 2003, the average age of the Company’s aircraft was approximately nine years.

Maintenance

The Federal Aviation Administration (the FAA) mandates periodic inspection and maintenance of commercial aircraft. The Company performs most of the maintenance and inspection of its aircraft and engines (except engine overhaul) using its own personnel. Heavy maintenance bases are located at Cheyenne, Wyoming and Grand Island, Nebraska. Line maintenance is performed in Denver, Colorado. Parts and supplies inventories are maintained at these locations to promote the mechanical dispatch reliability of the fleet. The Company also maintains an inventory of spare engines and propellers for its fleet to allow for minimal downtime during major overhauls. The Company internally performs overhaul of selected aircraft components for its fleet.

As part of the Company’s Restructuring Agreement with Raytheon Aircraft Credit Corporation, dated as of December 31, 2002 (see Liquidity and Financing below), in April 2004, the Company entered into a five-year Term Cost PlanTM Agreement (the FMP Contract) with Pratt & Whitney Canada Corp. (P&WC) under which P&WC supplies the Company with certain engine maintenance services under a Fleet Management Program.TM The Company entered into the FMP Contract to comply with certain aircraft maintenance requirements that are set forth in the Restructuring Agreement between the Company and Raytheon Aircraft Credit Corporation. Under the terms of the FMP Contract, the engines for all 30 of the Company’s Beechcraft 1900D aircraft are being overhauled over the first two and one-half years of the FMP Contract and maintained for the five-year term of the FMP Contract. Monthly amounts to be paid by the Company are based on the total number of Beechcraft 1900D engine operating hours at a fixed contractual rate. Such monthly payments will continue throughout the five-year term of the FMP Contract.

Fuel

The Company has not experienced difficulty with fuel availability and expects to continue to be able to obtain fuel in quantities sufficient to meet its future requirements. The Company contracts directly with refiners for the purchase of a portion of its aircraft fuel requirements. However, standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, an increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues or subsidies, could have a material adverse impact on the Company’s future operating results. During 2004, the Company’s average price of fuel, including taxes and plane service fees, was $1.54 per gallon, as compared to $1.23 in 2003 and $1.11 in 2002. At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease the Company’s fuel expense by approximately $92,000 annually.

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

On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon Aircraft Credit Corporation (“Raytheon”) which enabled the Company to substantially reduce its outstanding debt and lease debt obligations to Raytheon, reduce the Company’s monthly debt and lease payments, and return surplus aircraft. The Company plans to seek additional permanent capital, when feasible. However, it is unlikely that such additional capital will be available until the Company and the airline industry appear capable of returning to a continuing level of profitability. If the Company is unable to generate adequate funding through either improved financial performance or a combination of additional financing and further settlements with creditors, the Company may be required to make further reductions in operating levels and develop other alternatives to provide sufficient operating funds. No assurances can be made that the Company will be successful in finding financing alternatives or that the Company’s creditors will not impose conditions that result in a further corporate restructuring or a cessation of operations.

During 2004, the Company made the scheduled 2004 payments due to Raytheon, its major creditor, under the December 31, 2002 Restructuring Agreement. The Company has not made payments to Raytheon due during the first quarter of 2005 and did not make certain payments that were due during 2003. The Company anticipates amending its payment schedule with Raytheon to provide for payment in future periods of missed scheduled payments.

Currently, the Company is in arrears and is negotiating with creditors that have provided financing for the Company’s Brasilia aircraft to restructure the Company’s remaining debt and lease obligations. The Company has informal agreements with these aircraft creditors to make reduced payments while negotiating revised payment schedules which will be based on current cash flows. The Company has not made scheduled payments to these aircraft creditors in the first quarter of 2005.

The Company is in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Furthermore, the Company cannot determine with a high degree of confidence that it will be able during 2005 to generate sufficient cash flows in order to make the required payments or regain compliance with its aircraft debt and lease agreements. Therefore, the amount of long-term debt that would otherwise be due after one year is shown on the Company’s balance sheet as long-term obligations classified as current.

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations. As discussed in Note 1 to the financial statements, the Company suffered significant losses in the year ended December 31, 2002 and had liabilities in excess of assets at December 31, 2004, 2003, and 2002.

The independent auditors’ report dated March 11, 2005 on the Company’s financial statements states that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

Restructuring Agreement with Raytheon

On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and Beechcraft 1900D aircraft fleet. In addition, the Restructuring Agreement provided for the return of certain aircraft to Raytheon in exchange for the extinguishment of outstanding debt and lease liabilities associated with such aircraft.

Return of Beechcraft 1900D Aircraft. The Company agreed to return seven Beechcraft 1900D aircraft to Raytheon during 2003 in exchange for the cancellation and extinguishment of one operating lease and six promissory notes. During 2003, the Company returned four Beechcraft 1900D aircraft, with a net book value of $9.9 million, in exchange for the cancellation and extinguishment of four promissory notes. As a result, by the end of 2003, the Company had reduced its outstanding aircraft debt and accrued interest by $13.6 million and recorded net gains from extinguishment of debt in the amount of $3.7 million.

During the first six months of 2004, the Company returned two owned Beechcraft 1900D aircraft to Raytheon, with a net book value of $4.8 million, in exchange for the cancellation and extinguishment of two promissory notes. As a result, the Company reduced its outstanding aircraft debt and accrued interest by $7.7 million. The Company also returned the one leased Beechcraft 1900D aircraft during 2004 for the cancellation and extinguishment of outstanding operating lease obligations. The Company was responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the Restructuring Agreement. During the first quarter of 2004, the Company executed an Engine Overhaul Note (the Engine Note), which sets forth the terms for repayment of such costs of repair and refurbishment. Accordingly, as of December 31, 2004, the Company recognized an expense of $2.1 million for such expenditures. The Company reduced the net book value of its owned aircraft by approximately $5.6 million, further reduced its outstanding aircraft debt and lease liabilities by $8.7 million, and recorded gains from extinguishment of debt related to the two owned 1900D aircraft of $3.6 million and recorded gains on cancelled lease obligations of $0.7 million for a total recorded gain of approximately $4.3 million.

Refinancing of Aircraft Debt. The Company restructured its financing for 30 of the Company’s Beechcraft 1900D aircraft by executing new and amended promissory notes that are secured by the aircraft (the Aircraft Debt). In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS 15), the Company has accounted for the restructuring of this Aircraft Debt as a troubled debt restructuring. SFAS 15 states that, in a troubled debt restructuring, the debtor shall not reduce the carrying amount of the existing debt on the debtor’s books unless the carrying amount of the existing debt exceeds the total future cash payments of the new debt under the restructured terms. The effects of any changes in the face amount or interest rate must be amortized in future periods by reducing interest expense to an effective interest rate that equates the net present value of the future cash payments under the terms of the restructured debt to the carrying value on the debtor’s books.

At December 31, 2002, the outstanding principal of the Aircraft Debt was $75 million, while the total future cash flows for the 30 Aircraft Debt promissory notes was estimated to be $95.7 million. In accordance with the provisions of SFAS 15, the Company recorded the Aircraft Debt on its books in the amount of $95.7 million. The $20.7 million difference (the Aircraft Debt SFAS 15 Amount) between the $95.7 million carrying value of the Aircraft Debt and the $75 million principal amount of the Aircraft Debt is being amortized as a reduction to the Company’s interest expense over the ten-year term of the Aircraft Debt.

During 2004 and 2003, the Company made principal payments of $5.3 million and $2.8 million, respectively, on the Aircraft Debt. In addition, the Company made payments of interest in the amount of $3.4 million and $1.9 million, respectively. In accordance with procedures set forth in SFAS No. 15, the Company accounted for the payments of interest as a reduction of the Aircraft Debt SFAS 15 Amount. As of December 31, 2004 and 2003, the outstanding principal amount of the Aircraft Debt was $66.9 million and $72.2 million, respectively, while the carrying value of the Aircraft Debt on the Company’s books (which includes the current balance of the Aircraft Debt SFAS 15 Amount) was $ 82.1 million and $91.0 million.

As of December 31, 2004 and 2003, the Company was in arrears on payments of interest on the Aircraft Debt in the amounts of $1.9 million and $1.7 million, respectively. When the interest is actually paid, and in accordance with the procedures set forth in SFAS No. 15, the Company will account for the payment of the accrued interest as a reduction of the Aircraft Debt SFAS 15 Amount.

Modification of Beechcraft 1900C Aircraft Operating Leases. The Restructuring Agreement reduced the monthly lease payments for the two Beechcraft 1900C aircraft operating leases. In addition, $384,000 of unpaid lease payments on the two leases was contractually extinguished. However, in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, the Company retained the $384,000 liability on the Company’s books and had been amortizing the liability amount over the remaining terms of the leases with the remaining balance recognized as a gain on the return of the two aircraft in 2004.

The two Beechcraft 1900C aircraft were dedicated to providing service under a United States Postal Service subcontract for carriage of mail to certain markets. Due to highly competitive bidding by other air carriers at rates that were not economically feasible for the Company, the Company elected to allow the United States Postal Service subcontract to expire as of July 27, 2003. As a result, the Company elected to terminate the leases for the two Beechcraft 1900C aircraft and to return the aircraft to Raytheon. The Company returned the two aircraft during the second quarter of 2004, at which time the leases terminated and the Company wrote off the remaining lease liability.

Other Non-Aircraft Debt. Under the Restructuring Agreement, the outstanding principal and accrued interest amounts on various non-aircraft debt was restructured into three new promissory notes (the Non-Aircraft Debt) with a combined total principal amount of $11.5 million and a carrying value on the Company’s books, in accordance with SFAS 15, of $12.8 million. During the first quarter of 2004, the Company executed the Engine Note, which sets forth the terms for repayment of $2.3 million liability to satisfy aircraft return conditions as set forth in the Restructuring Agreement. During 2004, the Company made principal payments of $0.9 million on the Non-Aircraft Debt and increased the outstanding principal balance by deferred interest in the amount of $0.1 million. As of December 31, 2004 and 2003, the carrying value of the Non-Aircraft Debt on the Company’s books was $14.1 and $12.6 million, while the outstanding principal amount of the Non-Aircraft Debt was $13.7 million and $11.5 million.

Equity Interest and Board of Director Observer Rights. As further consideration for the concessions granted by Raytheon in the Restructuring Agreement, the Company issued 5,371,980 shares of the Company’s common stock to Raytheon, representing an approximate 38.2% interest in the Company’s then outstanding shares of common stock. In addition, the Company granted Raytheon observer rights for meetings of the Company’s Board of Directors, but without any right to vote or enter into any discussions at any Board of Directors meetings.

Registration Rights. The Restructuring Agreement required the Company to file a shelf registration statement with the Securities and Exchange Commission in order to permit Raytheon to resell the shares of Company Common Stock issued to Raytheon under the Restructuring Agreement. As of the date of this report, the shelf registration statement has not yet been filed.

Independent Directors. The Company was required to appoint two new directors unaffiliated with either the Company or Raytheon by March 31, 2003. As of the date of this report, the second independent director has not been appointed.

Mandatory Prepayments. The Company is required to prepay amounts outstanding under the Company’s notes held by Raytheon in an amount equal to 50% of the “excess cash flow” for that fiscal year. “Excess cash flow” means cash flow from the Company’s operations, less (a) capital expenditures, (b) payments of funded indebtedness for or made during such fiscal year, and (c) $250,000. During the fiscal year 2004, the Company did not have excess cash flows and was not required to make mandatory prepayments.

Ongoing Compliance. The debt payments to be made under the Restructuring Agreement were closely aligned with the Company’s forecasted cash flows at the time the Restructuring Agreement was negotiated. During 2003, shortfalls from forecasted cash flows resulted in the Company’s inability to make the scheduled payments. The Company has informal agreements with Raytheon to make reduced payments while negotiating revised payment schedules which will be based on current cash flows. At December 31, 2004, the Company was current with payments under these informal agreements. In the first quarter of 2005, the Company suspended payments to Raytheon because of its limited cash availability. In addition, there are significant uncertainties regarding the Company’s ability to achieve sufficient cash flows in the future due to a variety of factors beyond the Company’s control. Such factors include, but are not limited to, the outcome of United Air Lines’ reorganization in bankruptcy, the volatility of fuel prices, reduced passenger demand, continued political and economic instability in Iraq and the Middle East, continued participation in and potential changes under the EAS program, and general economic conditions.

As of December 31, 2004, the Company was in arrears on payments of principal and interest for the Aircraft Debt in the amount of $4.7 million and was not in compliance with certain other covenants contained in the Restructuring Agreement.

Other Financing

Boeing Capital Corporation. The Company leases two of the Company’s Embraer Brasilia aircraft under aircraft lease agreements with Boeing Capital Corporation (Boeing). At December 31, 2004, the Company was in arrears on its aircraft rental obligations under these leases in the amount of $6.0 million. The Company has also recorded a liability to Boeing in the amount of $0.9 million for accrued penalty interest on the missed lease payments. The Company is engaged in ongoing negotiations with Boeing with respect to the Company’s default under the terms of the aircraft lease agreements.

CIT. At December 31, 2002, Great Lakes had three notes payable to CIT Aerospace, formerly The CIT Group/Equipment Financing, Inc. (CIT), for the financing of three of the Company’s Embraer Brasilia aircraft. The three notes, with a combined outstanding principal of $5.0 million, were payable at interest rates ranging from 8.7% to 9.08%. In April 2003, the Company executed an amended note that combined the three notes and modified the terms to provide for reduced monthly payments at an interest rate of LIBOR plus 275 basis points. The amended note will mature in December 2007. As of December 31, 2004, the Company was in arrears on payments of principal on the amended note in the amount of $0.6 million.

FINOVA. In August 2002, the Company entered into a Settlement Agreement with FINOVA Capital Corporation (FINOVA), whereby the Company agreed to pay to FINOVA a total of $0.7 million, with interest at 10%, over a period of 48 months in settlement of amounts owed by the Company on the return of one leased Embraer Brasilia aircraft. During 2004, the Company was current on all payments of principal and interest under that agreement, resulting in an outstanding principal balance of $0.3 million as of December 31, 2004.

In November 2002, the Company entered into a Deferral Agreement with FINOVA with respect to a second leased Embraer Brasilia aircraft, whereby the Company agreed to pay reduced lease payments through the end of the aircraft lease. The lease terminated on November 1, 2003, and the Company returned the second Embraer Brasilia aircraft to FINOVA in January 2004. The Company will be responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the lease agreement. Accordingly, as of December 31, 2004, the Company has recognized a liability of $0.2 million for such expenditures. In addition, as of December 31, 2004, the Company had accrued lease payments, together with accrued penalty interest, in the amount of $1.3 million with respect to the second aircraft lease. FINOVA and the Company have agreed to negotiate a settlement of amounts due under the aircraft lease agreement and for any deficiencies in the operating condition of the second returned aircraft.

Transportation Security Administration. At June 30, 2004, the Company was obligated to the Transportation Security Administration for $2.5 million, representing collections from passengers for security fees and amounts due from the Company for aviation security infrastructure fees. On August 11, 2004, the Company restructured this obligation into a note that requires the Company to pay the amount owed in 36 monthly payments beginning in August 2004. At December 31, 2004, the Company was current on this obligation.

Employees

At February 22, 2005, the Company had 541 full-time and 214 part-time active employees as compared to 626 full-time and 241 part-time active employees at February 29, 2004, as follows:

	February 22, 2005	February 29, 2004
Classification
Pilots	172	218
Station personnel	361	411
Maintenance personnel	127	142
Administrative and clerical personnel	69	62
Flight attendants	10	14
Management	16	20

Total employees	755	867

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

In 2003, the Company’s dispatchers voted to be represented by the International Brotherhood of Teamsters. As of February 28, 2005, the Company and the dispatchers were in active negotiations for an initial labor agreement.

Regulation

In accordance with the provisions of the Federal Aviation Act of 1958, as amended (the 1958 Act), the Company is an air carrier subject to regulation by the DOT, primarily with respect to economic matters. As a commuter air carrier, the Company is licensed under Part 298 of the Economic Regulations of the DOT.

The Company holds an air carrier operating certificate issued by the Federal Aviation Administration (FAA) pursuant to Part 121 of the FAA’s regulations. To ensure compliance with its regulations, the FAA requires that an airline obtain an operating certificate and operations specifications for each particular aircraft and type of operations conducted by the carrier, all of which are subject to suspension or revocation for cause. As a result, the Company is subject to the jurisdiction of the FAA with respect to the Company’s operations, aircraft maintenance, and safety related matters, including, but not limited to, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel, and other matters affecting air safety.

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

The Aviation and Transportation Security Act requires the adoption of certain security measures by airlines and airports, including the screening of passengers and baggage. The security measures are being partially funded by a $2.50 per flight segment tax on tickets. The Company is responsible for certain security costs above this level.

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

As a result of the September 11 terrorist attacks, aviation insurers have significantly increased premiums for all aviation coverage while dramatically reducing the amount of coverage available for war-risk occurrences. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act (the Stabilization Act) provided U.S. air carriers with the option to purchase certain war-risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available in the private market. The Company has purchased this coverage and anticipates renewing it for as long as the coverage is available from the United States government. The airlines and insurance industries, together with the United States and other governments, are continuing to evaluate both the cost and options for providing coverage of aviation insurance. The Company anticipates that it will follow industry practices with respect to sources of insurance. The Company believes that its insurance is adequate as to amounts and risks covered. There can be no assurance, however, that the limits of the Company’s insurance will be sufficient to cover any catastrophic loss.

RISK FACTORS RELATING TO THE COMPANY AND THE AIRLINE INDUSTRY

Financial Condition of the Company

As discussed in Note 1 to the financial statements, the Company suffered significant losses in the year ended December 31, 2002, and had liabilities in excess of assets at December 31, 2004, 2003, and 2002. As a result, continued operating losses in future years could negatively impact the Company’s ability to continue as a going concern.

Defaults Under Financing Agreements

At December 31, 2004, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. As a result, a creditor could declare the Company in default and demand immediate payment of all amounts owed by the Company to the creditor, which could cause the Company to go into involuntary bankruptcy.

Dependence on Relationship with United Air Lines

Currently, the Company estimates that approximately 42% of Great Lakes’ passenger traffic connects with United Air Lines flights. As a result of the Company’s relationship with United Air Lines, the Company’s business is sensitive to events and risks affecting United. If adverse events affect United’s business, the Company’s business could also be adversely affected. Such events include the outcome of United’s bankruptcy reorganization, changes in United’s business plan or model, employee strikes or job actions, significant curtailment of services, and terrorist events. However, to the extent that the Company is successful in developing both its own identity on its operating system and its code share relationship with Frontier Airlines, the Company seeks to reduce its dependence on United Air Lines and mitigate the effects of any adverse events that are related solely to United Air Lines.

Terrorist Events

The Company is sensitive to changes in the economy and airline industry that are the result of, or related to, past and future terrorist attacks. Such changes include, but are not limited to, the impact of additional airline and security charges on Company costs, reduced customer demand for travel, the cost and availability of war-risk and other aviation insurance (including the federal government’s provision of third party war-risk coverage), and the possibility of additional terrorist events that could cause further customer aversion to air travel.

War

War or other military action by the United States of America or other countries could have a significant effect on passenger traffic. The war in Iraq and other international events that fueled the decline in airline industry revenue in 2003 had ongoing effects throughout 2004.

Dependence on Essential Air Service Revenues

In 2004, 27% of the Company’s revenues were received as EAS subsidies. EAS subsidies are expected to remain a significant portion of the Company’s revenues in 2005 and future years. Changes in DOT policies with regard to payment of subsidies and any reduction or loss of subsidies could have a substantial negative impact on the Company. The DOT awards EAS contracts through competitive bidding and the Company could lose any of its EAS contracts to the Company’s competitors. In addition, the DOT has the right to cancel EAS contracts if it determines that the communities served by such contracts are no longer eligible. At March 15, 2005, the Company served 24 EAS communities on a subsidized basis.

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

Fuel Costs

Fuel is a major component of the Company’s operating expenses. The Company does not hedge its fuel purchasing costs. The Company’s cost of fuel varies directly with market conditions, and the Company has no guaranteed long-term sources of supply. Generally, the Company intends to follow industry trends by raising fares in response to significant fuel price increases. However, the Company’s ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions. Accordingly, a reduction in the availability of, or an increase in, the price of fuel could have a material adverse effect on both the Company’s cash flow from operations and the Company’s profitability. In fiscal year ending December 31, 2004, the Company’s average price per gallon of fuel consumed increased to an average of $1.54 per gallon compared to the average price per gallon of $1.23 for the fiscal year ending December 31, 2003. The Company estimates that every $.01 increase in the price of fuel per gallon equates to an annualized increase in fuel expense of approximately $92,000. As of February 28, 2005, the Company’s cost for fuel was $1.76 per gallon, a 14% increase from the $1.54 per gallon average for the year ending December 31, 2004.

Control by Principal Stockholders

Raytheon, the Company’s principal creditor, owns 5,371,980 shares of the Company’s common stock, representing an approximate 38.2% interest in the Company’s outstanding shares of common stock. Raytheon acquired the shares in consideration for concessions granted by Raytheon pursuant to the Restructuring Agreement.

Mr. Douglas G. Voss, Chairman of the Board of the Company, beneficially owns or controls approximately 40.2% of the outstanding shares of the Company’s common stock, including shares owned by Ms. Gayle R. Brandt. Pursuant to a Marital Dissolution Stipulation and Property Settlement, Ms. Brandt granted to Mr. Voss an Irrevocable Proxy to vote her shares of the Company’s common stock. Mr. Voss retains the right to vote Ms. Brandt’s shares until June 28, 2010.

Accordingly, Mr. Voss and Raytheon are in a position to control the management and affairs of the Company.

Limited Market for Company Securities

The Company’s Common Stock was delisted from the Nasdaq SmallCap Market on August 14, 2002. As a result of the delisting, the Company’s Common Stock has become subject to certain rules of the SEC relating to “penny stocks.” These rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser’s prior written consent for a purchase transaction, thus restricting the ability to purchase or sell the securities in the open market. Trading of the Company’s Common Stock is conducted on the Over-the-Counter Bulletin Board, which was established for securities that do not meet NASDAQ listing requirements. Consequently, trading the Company’s Common Stock may be more difficult because of lower trading volumes, transaction delays, and reduced security analyst and news media coverage of the Company. These factors could also contribute to lower prices and larger spreads in the bid and ask prices for the Company’s Common Stock.

Item 2. PROPERTIES

At December 31, 2004, the Company leased gate and ramp facilities at 31 airports where ticketing and passenger loading and unloading are handled by Company personnel. Payments to airport authorities for ground facilities are based on a number of factors, including the amount of space used and flight volume. The Company also leases aircraft hangar space for maintenance operations at two of the locations it serves.

The Company has entered into leases in Cheyenne, Wyoming, for approximately 96,000 square feet of space for maintenance, operations and administrative requirements.

The Company believes that it has adequate facilities for the conduct of its current and planned operations.

Item 3. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit arising from a gear-up landing of one of the Company’s Beechcraft 1900D aircraft at O’Hare International Airport in Chicago, Illinois. On September 3, 2002, Jamel Thompson, James Williams, Jove R. Ford, Terrence E. Robinson, Carlton W. Leysath, Arnold Bernard, and Alvin Pierce filed suit against the Company, United Air Lines, Inc., and the flight crew of of the Company’s Beechcraft 1900D aircraft, Pascal Illy and Mark G. Vancil, in the Circuit Court of Cook County, Illinois related to a gear-up landing of that aircraft at O’Hare International Airport in Chicago, Illinois on February 10, 2001. The complaint alleges that the plaintiffs suffered personal injuries as passengers aboard the aircraft when the pilots allegedly landed the aircraft without extending the landing gear. The plaintiffs seek damages and costs. The Company’s insurance carrier is providing for the Company’s defense in the lawsuit, and the Company believes that any claims that arise from the accident which are not covered by insurance will not have a material adverse effect on the Company.

The Company is a party to several routine pending legal proceedings, none of which management believes are material to the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the year ended December 31, 2004.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded under the symbol “GLUX.OB” on the Over-the-Counter Bulletin Board (the OTCBB). The following table sets forth the range of high and low sale prices for the Company’s Common Stock for each of the fiscal quarters for the past two years as reported on the OTCBB. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

Stock Quotations	High	Low
2004:
First quarter	$0.80	$0.30
Second quarter	1.65	0.70
Third quarter	1.07	0.56
Fourth quarter	1.15	0.56

2003:
First quarter	$0.47	$0.12
Second quarter	0.45	0.16
Third quarter	0.55	0.25
Fourth quarter	0.60	0.16

As of March 15, 2005 the Company had approximately 348 record holders of its Common Stock.

The transfer agent for the Company’s Common Stock is Wells Fargo Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (651) 450-4064.

The Company has not paid any dividends on its Common Stock since its initial public offering in January 1994. The Company expects that, for the foreseeable future, it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operating and financial condition of the Company, and any applicable restrictive debt and lease covenants. Under the Restructuring Agreement, the Company is prohibited from paying dividends until after December 31, 2005. There were no sales of unregistered securities of the Company during the fiscal year ended December 31, 2004.

See Item 12 with respect to securities authorized for issuance under equity compensation plans.

Item 6. SELECTED FINANCIAL AND OPERATING DATA

The following statement of operations and balance sheet data as of, and for each of, the years in the five-year period ended December 31, 2004 are derived from the Company’s financial statements. The financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 have been audited by KPMG LLP. The financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the report thereon, are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto included elsewhere in this Form 10-K. The financial statements and selected data do not include any adjustments that might result from the outcome of the uncertainty over the Company’s ability to continue as a going concern.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands of $, except per share and selected operating data)
Statement of Operations Data:
Passenger and public service revenues	$75,308	$73,770	$81,330	$97,030	$126,914
Other revenues	1,040	1,991	3,399	4,410	6,676

Total operating revenues	76,348	75,761	84,729	101,440	133,590

Operating expenses:
Salaries, wages and benefits	21,684	22,668	25,856	31,124	35,162
Aircraft fuel	14,007	12,001	12,616	17,514	21,503
Aircraft repairs	10,735	10,322	12,740	15,122	17,491
Commissions	255	275	871	2,512	4,248
Depreciation and amortization	6,644	7,991	7,012	7,063	7,103
Aircraft rental	1,980	3,012	7,462	8,682	9,226
Other rentals and landing fees	4,323	4,349	5,780	6,363	7,808
Other operating expense	14,567	14,784	18,101	23,689	30,113
Impairment of assets and other property	—	—	5,470	—	—

Total operating expenses	74,195	75,402	95,908	112,069	132,654

Operating income (loss)	$2,153	$359	$(11,179)	$(10,629)	$936

Interest expense, net	(1,295)	(2,390)	(6,643)	(9,932)	(9,169)
Federal grant	—	—	—	1,927	—
Insurance recovery	650	—	1,438	—	—
Gain (loss) on disposal of assets	(197)	152	—	—	—
Gain on extinguishment of debt	4,317	3,669	5,573	—	—

Income (loss) before income tax expense	5,628	1,790	(10,811)	(18,634)	(8,233)
Income tax expense (benefit)	—	—	—	—	(6)
Net income (loss)	$5,628	$1,790	$(10,811)	$(18,634)	$(8,239)

Net income (loss) per share: Basic and Diluted
Basic	$0.40	$0.13	$(1.24)	$(2.15)	$(0.95)
Diluted	$0.39	$0.13	$(1.24)	$(2.15)	$(0.95)

Average number of common shares outstanding:
Basic	14,072	14,061	8,698	8,658	8,646
Diluted	14,302	14,061	8,698	8,658	8,646

Balance Sheet Data:
Working capital (deficit)	$(112,914)	$(128,614)	$(147,246)	$(121,820)	$(10,366)
Total assets	102,467	117,778	136,182	132,111	143,179
Long-term debt and long-term debt classified as current	85,588	98,894	120,531	4,727	96,054
Stockholders’ equity (deficit)	(19,732)	(25,361)	(27,158)	(18,496)	130

	Year Ended December 31,
	2004		2003		2002		2001		2000
Selected Operating Data:
Available seat miles (in thousands) (1)	318,904		328,904		358,541		428,707		525,872
Revenue passenger miles (in thousands) (2)	133,948		126,064		134,236		200,536		265,589
Revenue passengers carried	484,395		453,396		505,176		811,217		1,117,576
Departures flown	66,019		70,928		84,933		102,379		126,770
Passenger load factor (3)	42.0%		38.3%		37.4%		46.8%		50.5%
Break-even passenger load factor (4)	36.9%		36.7%		45.3%		58.0%		52.9%
Average yield per revenue passenger mile (5)	40.7	¢	38.6	¢	37.8	¢	38.8	¢	42.2	¢
Operating cost per available seat mile (6)	23.3	¢	22.9	¢	25.2	¢	26.1	¢	25.2	¢
Average passenger fare (7)	$112.58		$107.39		$100.39		$95.87		$100.25
Average passenger trip length (miles) (8)	277		278		266		247		238
Aircraft in service (end of period)	36		42		46		52		52
Destinations served (end of period)	31		40		44		48		57

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Break-even passenger load factor” represents the percentage of available seat miles which must be flown by revenue passengers at the average yield (net of commissions and fees) for airline operations to break even.
(5)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(6)	“Operating cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The discussion and analysis throughout this report contains certain forward-looking terminology such as “believes,” “anticipates,” “will,” and “intends” or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company’s securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein. See “Forward-Looking Statements” at the front of this report.

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981. Beginning in April 1992, the Company operated as a United Express carrier under a cooperative marketing agreement with United Air Lines, which was transitioned to a code share relationship on May 1, 2001. The Company now operates under its own name and as a code sharing partner with United Air Lines and Frontier Airlines. As of February 28, 2005, the Company provided passenger service to 31 airports in nine states with 1,095 scheduled departures each week.

Results of Operations

(dollars in thousands)

	For the Years Ended December 31
	2004				2003				2002
	Amount	Cents per ASM		% Increase (decrease) from 2002	Amount	Cents per ASM		% Increase (decrease) from 2001	Amount	Cents per ASM
Operating revenues
Passenger	$54,532			12.0%	$48,691			(4.0)%	$50,716
Public service	20,776			(17.2)	25,079			(18.1)	30,614
Other	1,040			(47.8)	1,991			(41.4)	3,399

Total operating revenues	$76,348			0.8%	$75,761			(10.6)%	$84,729

Salaries, wages, and benefits	$21,684	6.8	¢	(4.3)%	$22,668	6.9	¢	(12.3)%	$25,856	7.2	¢
Aircraft fuel	14,007	4.4		16.7	12,001	3.6		(4.9)	12,616	3.5
Aircraft maintenance materials and component repairs	10,735	3.4		4.0	10,322	3.1		(19.0)	12,740	3.6
Commissions	255	0.1		(7.3)	275	0.1		(68.5)	871	0.2
Depreciation and amortization	6,644	2.1		(16.9)	7,991	2.4		14.0	7,012	2.0
Aircraft rental	1,980	0.6		(34.3)	3,012	0.9		(59.6)	7,462	2.1
Other rentals and landing fees	4,323	1.4		(0.6)	4,349	1.3		(24.8)	5,780	1.6
Other operating expense	14,567	4.6		(1.5)	14,784	4.4		(18.3)	18,101	5.0
Impairment of assets and other property	—	0		(100.0)	—	0		(100.0)	5,470	1.5

Total operating expenses	$74,195	23.3	¢	(1.6)%	$75,402	22.9	¢	(21.4)%	$95,908	26.7	¢

Operating income (loss)	$2,153				$359				$(11,179)

Interest expense, net	$(1,294)	0.4	¢	(45.9)%	$(2,390)	0.7	¢	(64.0)%	$(6,643)	(1.9	)¢

Insurance recovery	$650				$—				$1,438

Gain (loss) on disposal of assets	$(197)				$152				$—

Gain on extinguishment of debt	$4,317				$3,669				$5,573

	2004		Increase/ (decrease) from 2003	2003		Increase/ (decrease) from 2002	2002
Available Seat Miles (thousands)	318,904		(3.0)%	328,904		(8.3)%	358,541
Revenue Passenger Miles (thousands)	133,948		6.3%	126,064		(6.1)%	134,236
Passenger Load Factor	42.0%		9.7%	38.3%		2.4%	37.4%
Average Yield per Revenue Passenger Mile	40.7	¢	5.4%	38.6	¢	2.1%	37.8	¢
Cost per Available Seat Mile	23.3	¢	1.7%	22.9	¢	(9.1)%	25.2	¢

Comparison of 2004 to 2003

Passenger Revenues. Passenger revenues and revenue passenger miles increased 12.0% and 6.3%, respectively, from 2003. Even though the Company discontinued service to ten cities during the year, the increase in passenger revenues was largely due to the industry-wide increase in passenger traffic following the September 11 terrorist attacks declines. Revenue passengers carried increased 6.8% for the year and the average passenger fare increased 4.8%.

Public Service Revenues. Public service revenues earned through the Essential Air Service program decreased 17.2% to $20.8 million in 2004, as compared to $25.1 million in 2003. The decrease in public service revenues attributable to a reduction in the number of EAS communities served by the Company was partially offset by a subsidy increase from the City of Dickinson, ND of $0.5 million and a $0.9 million increase in revenues attributable primarily to changes in estimates relating to prior periods and rate increases on existing routes.

Other Revenues. Other revenues declined 47.8% to $1.0 million in 2004. During the first half of 2003, the Company provided service to the United States Postal Service, utilizing two Beechcraft 1900C aircraft for carrying mail to certain markets. Due to highly competitive bidding by other air carriers at rates that were not economically viable for the Company, the Company elected to discontinue the service in July 2003.

Operating Expenses. Total operating expenses decreased 1.6%, or $1.2 million, from the previous year. Operating expenses increased from 22.9 cents per ASM in 2003 to 23.3 cents per ASM in 2004.

Salaries, wages, and benefits decreased 4.3% to $21.7 million, which was primarily attributable to Company-wide reductions in staffing levels and hours worked and the closing of service to and from some cities.

Aircraft fuel expense increased 16.7% in 2004, even though fuel consumption was down 5.7% in 2004 due to a reduction in scheduled flights. The increase in fuel expense was a result of rising fuel costs in 2004. The Company’s average fuel cost per gallon increased 25.2% to $1.54 in 2004. This increase was reduced by continued reduction in scheduled flights.

Aircraft maintenance, materials, and component repair expense increased 4.0% to $10.7 million. The increase in aircraft maintenance expense was primarily attributable to the introduction of the Pratt & Whitney FMP program on April 1, 2004, the timing of propeller overhauls and the cost of returning aircraft in accordance with contractual requirements. As a result, the cost per ASM for aircraft maintenance increased to 3.4 cents in 2004 as compared 3.1 cents in 2003.

Depreciation expense decreased 16.9% to $6.6 million in 2004, from $8.0 million in 2003. The decrease in depreciation expense was primarily attributable to (i) the return of four surplus Beechcraft 1900D aircraft to Raytheon during 2003 and the return of two surplus Beechcraft 1900D aircraft to Raytheon during the first half of 2004, in accordance with the Company’s 2002 Restructuring Agreement with Raytheon, and (ii) a reduction in depreciation rates related to rotable parts inventory.

Aircraft lease expense decreased 34.3% to $2.0 million in 2004, from $3.0 million in 2003. The decrease in aircraft lease expense was primarily attributable to the expiration of an aircraft lease for one Embraer Brasilia Model 120 on November 1, 2003 and the subsequent return of the aircraft to the lessor, FINOVA Capital Corporation, in January 2004, along with the return of one surplus Beechcraft 1900D aircraft and two surplus Beechcraft 1900C aircraft to Raytheon during the first half of 2004.

Other rentals and landing fees decreased 0.6% in 2004. As of March 1, 2003, the Company discontinued operations at the Company’s former Chicago hub and the five cities that were served from that hub, resulting in a reduction of associated costs for airport rentals and landing fees for those cities. As of August 31, 2004 the Company discontinued operations at the Company’s former Minneapolis hub and the two cities that were served from that hub, resulting in a reduction of associated costs for airport rentals and landing fees for those cities. Offsetting this, airport rentals and landing fees increased as a result of the commencement of operations by the Company during the second half of 2003 in the following markets: Rapid City, SD; Grand Junction, CO; and Wichita, KS. Operations in Rapid City were discontinued in the third quarter of 2004 and operations in Wichita were discontinued during the second quarter of 2004.

Other operating expenses decreased 1.5% in 2004 to $14.6 million, from $14.8 million in 2003, representing a increase in cost per ASM from 4.4 cents in 2003 to 4.6 cents in 2004. The decrease in other operating expense was primarily due to the lower levels of operations and other actions that were taken to reduce costs. This decrease in other operating expenses was partially offset by an increase of approximately $0.3 million in security expense primarily due to the Aviation Security Infrastructure waving fees for the third quarter of 2003.

Interest Expense. Interest expense decreased 45.9% to $1.3 million in 2004, from $2.4 million in 2003. The decrease was primarily the result of (i) a $0.9 million expense reduction attributable to the extinguishment of $18.7 million in debt for six debt-financed aircraft that were returned to Raytheon during 2003 and 2004 and (ii) decreases in variable interest rates, along with a reduction of Embraer interest accruals for penalty interest of $0.2 million. The interest expense decrease was partially offset by $0.2 million for additional expense for the conversion of accounts payable to notes payable for United and Raytheon.

Income Tax Expense (benefit). The realization of any income tax benefits remains substantially in doubt as the Company continues in its loss carry forward position.

Insurance Recovery. In 2004, the Company received a settlement payment for a claim associated with the May 14, 2002 hangar fire at Grand Island, NE.

Gain on Disposal of Assets and Gain on Extinguishment of Debt. In 2004, the Company recognized gains on extinguishment of debt in the amount of $2.8 million, as a result of the return of two debt-financed Beechcraft 1900D aircraft, and $1.5 million of past due lease installments for the return of one leased Beechcraft 1900D aircraft and two leased Beechcraft 1900C aircraft. In 2003, the Company recognized gains on disposal of assets in the amount of $0.2 million, and gains on extinguishment of debt in the amount of $3.7 million, as a result of the return of four debt-financed Beechcraft 1900D aircraft to Raytheon during 2003. See “Restructuring Agreement with Raytheon Aircraft Credit Corporation” below.

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

Public Service Revenues. Public service revenues collected through the Essential Air Service program decreased 18.1% to $25.1 million in 2003, as compared to $30.6 million in 2002. The reduction was due primarily to the discontinuance of essential air services to six communities during the year, as partially offset by the addition of three new EAS communities. The decrease in public service revenues attributable to a net decrease in the number of EAS communities served by the Company was partially offset by a $0.9 million increase in revenues attributable primarily to changes in estimates relating to prior periods and rate increases on existing routes.

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

Operating Expenses. Total operating expenses decreased 21.4%, or $20.5 million, from the previous year. Operating expenses decreased from 26.7 cents per ASM in 2002 to 22.9 cents per ASM in 2003. The suspension of air service following the September 11 terrorist attacks and the subsequent reduction in scheduled flights had a significant impact upon the Company’s direct operating costs.

Salaries, wages, and benefits decreased 12.3% to $22.7 million as a result of reductions in staffing levels, pay rates, hours worked, and the closing of service to and from some cities.

Aircraft fuel expense was down 4.9% in 2003, and fuel consumption was down 14.5% in 2003. The decrease in fuel expense and fuel consumption was attributable to the continued reduction in scheduled flights following the September 11 terrorist attacks. However, as a result of rising fuel costs in 2003, the Company’s average fuel cost per gallon increased 10.8% to $1.23 in 2003.

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

Other rentals and landing fees decreased 24.8% in 2003. The reduction in landing fees was primarily attributable to a decrease in the total number of landings. As of March 1, 2003, the Company had discontinued operations at the Company’s former Chicago hub and the cities served from that hub, resulting in a reduction of associated costs for airport rentals and landing fees for those cities. In addition, $0.4 million of the decrease was attributable to a credit received by the Company for annual rent adjustments at Denver International Airport.

Other operating expenses decreased 18.3% in 2003 to $14.8 million, from $18.1 million in 2002, representing a reduction in cost of 0.6 cent per ASM. The decrease is primarily due to lower levels of operations and other actions that were taken to reduce costs. In addition, $0.6 million of the decrease in attributable to a credit received by the Company for previously paid war-risk insurance, as covered by the FAA insurance program.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at December 31, 2004 was $1.1 million, down from $3.7 million at December 31, 2003. The Company had negative working capital of $112.9 million at December 31, 2004. The amount of negative working capital primarily attributable to long-term debt that would otherwise be due after one year was reclassified on the Company’s balance sheet as “long-term obligations classified as current.”

The Company recognized net income of $5.6 million for the year 2004. Cash of $9.3 million was generated from operating activities and was the primary source of funds used to reduce notes payable and long-term debt by $10.0 million.

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

During 2004, the Company realized increased levels of traffic on fewer available seat miles which increased load factors from 37.8% in 2003 to 42% in 2004. In 2003 and 2004, the Company was unable to generate sufficient cash to fully service all of the Company’s debt and lease payment obligations to its creditors.

As of December 31, 2004, the Company was approximately $11.7 million in arrears with respect to aircraft debt and lease obligations. The arrearage of $11.7 million is comprised of $3.3 million of debt principal payments, $1.2 million of accrued interest, and $7.2 million of deferred lease payments. In addition, during the first quarter of 2005, the Company did not make scheduled payments to its three aircraft creditors totaling $2.8 million.

Restructuring Agreement with Raytheon Aircraft Credit Corporation. On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and Beechcraft 1900D aircraft fleet. The complex nature of the Restructuring

Agreement included separate provisions for (i) the termination or modification of aircraft operating leases, (ii) the return of aircraft in satisfaction of indebtedness obligations, (iii) the modification of principal and interest rates for various aircraft financing promissory notes, and (iv) a restructuring of other indebtedness by means of an issuance of new debt instruments and equity. For purposes of accounting for the Restructuring Agreement, the Company identified the major types of transactions contained within the Restructuring Agreement in order to more accurately apply the appropriate accounting treatment to each type of transaction. Transactions involving the termination or modification of aircraft operating leases have been accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases, while the restructuring of indebtedness owed by the Company to Raytheon has been accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. The Company’s continued accounting treatment of those transactions are as follows:

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

The Company returned two additional owned and one leased Beechcraft 1900D aircraft during 2004. The Company was responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the Restructuring Agreement. Accordingly, as of December 31, 2003, the Company had recognized a liability of $2.3 million for such expenditures. As a result, during 2004, the Company reduced its outstanding aircraft debt and accrued interest by $7.6 million and recorded net gains from extinguishment of debt in the amount of $3.7 million.

(b) Refinancing of Aircraft Debt. The Company obtained restructured financing for 30 of the Company’s Beechcraft 1900D aircraft by executing new and amended promissory notes that are secured by the aircraft (the Aircraft Debt). The terms for each of the 30 Aircraft Debt promissory notes provide for an initial principal balance of $2.5 million, with interest to accrue on the unpaid principal balance at the rate of LIBOR plus 375 basis points per annum. Payments of principal and accrued interest are to be made in 120 monthly installments, with the amount of monthly payment to be adjusted quarterly to reflect any change in the LIBOR rate.

In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS 15), the Company has accounted for the restructuring of this Aircraft Debt as a troubled debt restructuring. SFAS 15 states that, in a troubled debt restructuring, the debtor shall not reduce the carrying amount of the existing debt on the debtor’s books unless the carrying amount of the existing debt exceeds the total future cash payments of the new debt under the restructured terms. The effects of any changes in the face amount or interest rate must be amortized in future periods by reducing interest expense to an effective interest rate that equates the net present value of the future cash payments under the terms of the restructured debt to the carrying value on the debtor’s books.

At December 31, 2002, the outstanding principal of the Aircraft Debt was $75 million, while the total future cash flows for the 30 Aircraft Debt promissory notes was estimated to be $95.7 million. In accordance with the provisions of SFAS 15, the Company recorded the Aircraft Debt on its books in the amount of $95.7 million. The $20.7 million difference (the Aircraft Debt SFAS 15 Amount) between the $95.7 million carrying value of the Aircraft Debt and the $75 million principal amount of the Aircraft Debt is being amortized as a reduction to the Company’s interest expense over the ten-year term of the Aircraft Debt.

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

During 2004, the Company made principal payments of $5.3 million on the Aircraft Debt. In addition, the Company made payments of interest in the amount of $3.4 million. In accordance with procedures set forth in SFAS No. 15, the Company accounted for the payments of interest as a reduction of the Aircraft Debt SFAS 15 Amount. As of December 31, 2004, the outstanding principal amount of the Aircraft Debt was $66.9 million, while the carrying value of the Aircraft Debt on the Company’s books (which includes the current balance of the Aircraft Debt SFAS 15 Amount) was $82.1 million.

As of December 31, 2004 and 2003, the Company was in arrears on payments of interest on the Aircraft Debt in the amount of $1.9 million and $1.7 million, respectively. When the interest is actually paid, and in accordance with the procedures set forth in SFAS No. 15, the Company will account for the payment of interest as a reduction of the Aircraft Debt SFAS 15 Amount.

(c) Modification of Beechcraft 1900C Aircraft Operating Leases. The Restructuring Agreement reduced the monthly lease payments for the two Beechcraft 1900C aircraft operating leases. In addition, $384,000 of unpaid lease payments on the two leases was contractually extinguished. However, as of December 31, 2003, in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, the Company had retained the $384,000 liability on the Company’s books and has been amortizing the liability amount over the remaining terms of the leases.

The two Beechcraft 1900C aircraft were dedicated to providing service under a United States Postal Services subcontract for carriage of mail to certain markets. Due to highly competitive bidding by other air carriers at rates that were not economically viable for the Company, the Company elected to allow the United States Postal Service subcontract to expire as of July 27, 2003. As a result, the Company elected to terminate the leases for the two Beechcraft 1900C aircraft and to return the aircraft to Raytheon. The Company returned the two aircraft in the second quarter of 2004, at which time the leases terminated and the Company wrote off the remaining lease liability. As a result, during 2004, the Company reduced its outstanding accrued leases by $0.6 million and recorded net gains from extinguishment of debt in the amount of $0.6 million.

(d) Other Debt Restructuring. Under the Restructuring Agreement, the outstanding principal and accrued interest amounts on various non-aircraft debt was restructured into three new promissory notes (the Non-Aircraft Debt) with a combined total principal amount of $11.5 million and a carrying value on the Company’s books, in accordance with SFAS 15, of $12.8 million. Interest rates on the Non-Aircraft Debt range from LIBOR plus 375 basis points to 8.25%. During 2003, the Company made principal payments of $0.4 million on the Non-Aircraft Debt and increased the outstanding principal by deferred interest in the amount of $0.2 million. As of December 31, 2003, the carrying value of the Non-Aircraft Debt on the Company’s books was $12.6 million, while the outstanding principal amount of the Non-Aircraft Debt was $11.5 million. During 2004, the Company made principal payments of $0.5 million on the Non-Aircraft Debt and increased the outstanding principal by deferred interest in the amount of $0.2 million. As of December 31, 2004, the carrying value of the Non-Aircraft Debt on the Company’s books was $14.1 million, while the outstanding principal amount of the Non-Aircraft Debt was $13.7 million.

As of December 31, 2004, the Company was in arrears on payments of principal and interest for the Aircraft Debt in the amount of $4.7 million and was not in compliance with certain other financial covenants contained in the Restructuring Agreement.

A summary of the Company’s outstanding obligations to Raytheon as of December 31, 2004 and 2003 is set forth below.

NOTES PAYABLE TO RAYTHEON AIRCRAFT CREDIT CORPORATION

	December 31, 2004			December 31, 2003
	Collateral Aircraft	Principal Balance	Book Balance	Collateral Aircraft	Principal Balance	Book Balance
“Group A” Beechcraft 1900D Aircraft to be returned	0	$0	$0	2	$6,604,040	$6,604,040
“Group B” Beechcraft 1900D Aircraft in Company fleet Interest Rate: LIBOR + 375 basis points	30	$66,919,059	$82,172,904	30	$72,191,354	$90,979,062
Deferral Note Interest Rate: LIBOR + 375 basis points		$295,898	$295,898		$798,726	$798,726
Senior Note Interest Rate: 8.25%		$5,887,076	$6,087,713		$5,425,438	$6,087,713
Subordinated Note Interest Rate: 6.0%		$5,832,276	$5,832,276		$5,306,818	$5,690,018
Settlement Note Interest Rate: LIBOR + 400 basis points		$1,911,186	$1,911,186		$0	$0

Because a substantial amount of the Company’s debt obligations to Raytheon is financed under variable interest rates, a one percent increase in interest rates with respect to such debt obligations would increase the Company’s annual interest cost by approximately $670,000, based on December 31, 2004 balances.

Other Financing

Boeing Capital Corporation. The Company leases two Embraer Brasilia aircraft under aircraft lease agreements with Boeing Capital Corporation (Boeing). At December 31, 2004, the Company was in arrears on its aircraft rental obligations under these leases in the amount of $6.0 million. The Company has also recorded a liability to Boeing in the amount of $0.9 million for accrued penalty interest on the missed lease payments. The Company is engaged in ongoing negotiations with Boeing with respect to the Company’s default under the terms of the aircraft lease agreements.

CIT. At December 31, 2002, Great Lakes had three notes payable to CIT Aerospace, formerly The CIT Group/Equipment Financing, Inc. (CIT), for the financing of three of the Company’s Embraer Brasilia aircraft. The three notes, with a combined outstanding principal of $5.0 million, were payable at interest rates ranging from 8.7% to 9.08%. In April 2003, the Company executed an amended note that combined the three notes and modified the terms to provide for reduced monthly payments at an interest rate of LIBOR plus 275 basis points. The amended note will mature in December 2007. As of December 31, 2004, the Company was in arrears on payments of principal on the amended note in the amount of $0.5 million.

FINOVA. In August 2002, the Company entered into a Settlement Agreement with FINOVA Capital Corporation (FINOVA), whereby the Company agreed to pay to FINOVA a total of $0.7 million, with interest at 10%, over a period of 48 months in settlement of amounts owed by the Company on the return of one leased Embraer Brasilia aircraft. During 2004, the Company was current on all payments of principal and interest under that agreement, resulting in an outstanding principal balance of $0.3 million as of December 31, 2004.

In November 2002, the Company entered into a Deferral Agreement with FINOVA with respect to a second leased Embraer Brasilia aircraft, whereby the Company agreed to pay reduced lease payments through the end of the aircraft lease. The lease terminated on November 1, 2003, and the Company returned the second Embraer Brasilia aircraft to FINOVA in January 2004. The Company will be responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the lease agreement. Accordingly, as of December 31, 2004, the Company has recognized a liability of $0.2 million for such expenditures. In addition, as of December 31, 2004, the Company has accrued lease payments, together with accrued penalty interest, in the amount of $1.3 million with respect to the second aircraft lease. FINOVA and the Company have agreed to negotiate a settlement of amounts due under the aircraft lease agreement and for any deficiencies in the operating condition of the second returned aircraft.

Long-Term Debt Classified as Current

At December 31, 2004, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations and has failed to make scheduled payments in the first quarter of 2005. Furthermore, the Company cannot determine with a high degree of confidence that it will be able during 2005 to generate sufficient cash flows in order to make the required payments or remain in compliance with its aircraft debt and lease agreements. Therefore, the amounts of long-term debt that would otherwise be due after one year are shown on the Company’s balance sheet as long-term obligations classified as current.

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations. As discussed in Note 1 to the financial statements, the Company suffered significant losses in the year ended December 31, 2002, and had liabilities in excess of assets at December 31, 2004, 2003 and 2002.

The independent registered public accounting firm’s report dated March 11, 2005 on the Company’s financial statements states that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

Cautionary Statement

The Company, or persons acting on its behalf, or outside reviewers retained by the Company making statements on its behalf, or underwriters of the Company’s securities, from time to time, may make, in writing or orally, “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This Cautionary Statement, when used in conjunction with an identified forward-looking statement, is for the purpose of qualifying for the “safe harbor” provisions of the Litigation Reform Act and is intended to be a readily available written document that contains factors that could cause results to differ materially from such forward-looking statements. These factors are in addition to any other cautionary statements, written or oral, that may be made, or referred to, in connection with any such forward-looking statement.

The following matters, among others, may have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, or prospects, financial or otherwise. Reference to this Cautionary Statement in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

Debt Service. The restructured financing agreements with the Company’s creditors were based on forecasts of the Company’s expected revenues, expenses, and cash flows. During 2004, the Company made reduced payments while negotiating revised payment schedules which will be based on current cash flows. As of December 31, 2004, the Company was current with payments under these informal agreements. However, the Company has failed to make scheduled payments in the first quarter of 2005. Due to a variety of factors beyond the Company’s control, there are significant uncertainties regarding the Company’s ability to generate future cash flows in order to service the Company’s financing agreements. Such factors include: the outcome of United Air Lines’ attempt to reorganize under bankruptcy; the evolution of United’s continuing code share relationship with the Company; reduced passenger demand as a result of general economic conditions; public health concerns; security concerns over foreign conflicts; the volatility of fuel prices; and the amount of Essential Air Service funding and financial support available from the United States government.

The Company must generate sufficient revenue and cash flow to meet the Company’s obligations as currently structured, obtain additional outside financing, or renegotiate the Company’s restructured agreements with its existing creditors. The Company is engaged in ongoing negotiations with Raytheon and its other creditors with respect to the Company’s various aircraft debt and lease obligations. However, there can be no assurance that the Company’s creditors will be willing to renegotiate the terms of the Company’s existing debt and lease obligations.

Dependence on Relationship with United Air Lines. The Company believes that approximately 42% of Great Lakes’ passenger traffic currently connects with United Air Lines flights. As a result of the Company’s relationship with United Air Lines, the Company’s business is sensitive to adverse events and risks affecting United. In particular, Great Lakes may be impacted in the future by the outcome of United Air Lines’ reorganization or liquidation in bankruptcy. Successful reorganization by United may include changes in, or rejection of, the amended code share agreement between United and the Company.

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

A liquidation of United would have a significant impact on the Company’s connecting traffic at Denver until either Frontier increases its level of service or a replacement carrier increases its operations in the Denver market and the Company is able to enter into a marketing agreement with that carrier. To the extent that the Company is successful in developing its own identity on its operating system and expanding its code share relationship with Frontier and other air carriers, the Company seeks to reduce its dependence on United Air Lines and mitigate the effects of any adverse events which are related solely to United Air Lines.

Terrorist Events. The Company’s operations are sensitive to changes in the economy and airline industry that are the caused by, or related to, past and future terrorist attacks. Such changes include, but are not limited to, the impact of additional airline and security charges on Company costs, reduced customer demand for travel, the cost and availability of war-risk and other aviation insurance (including the federal government’s provision of third party war-risk coverage), and the possibility of additional terrorist events which could cause further customer aversion to air travel. The terrorist attacks of September 11 brought about an immediate reduction of passenger traffic as well as additional operating costs. During 2003 and 2004, the Company responded by taking measures to increase the efficiency of its scheduled flight operations and to reduce its operating costs.

Since September 11, 2001, the Company has aggressively reduced its level of operations in order to more closely align its scheduled flights with both available traffic and United Air Lines’ reduced level of capacity in Denver. However, the Company has concentrated on maintaining and expanding its service in markets that are eligible for government subsidy. In conjunction with the implementation of the Company’s strategies to maximize the amount of revenue per flight, the Company has also instituted an aggressive cost control program.

War. War or other military action by the United States of America or other countries could have a significant effect on passenger traffic. The war in Iraq and other international events that fueled the decline in airline industry revenue in 2003 had ongoing effects throughout 2004.

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

In 2004, the Company received approximately $20.8 million of EAS subsidies as compensation for essential air services provided by the Company to small cities, as compared to $25.1 million in 2003. EAS subsidies are expected to remain a significant portion of the Company’s revenues in 2005 and future years. Changes in DOT policies with regard to payment of subsidies and any reduction or loss of subsidies as a result of competitive bidding may have a substantial impact on the Company.

Fuel Costs. Aircraft fuel represented approximately 18.9% of the Company’s operating expenses in 2004. The Company does not hedge its fuel purchasing costs. The Company’s cost of fuel varies directly with market conditions, and the Company has no guaranteed long-term sources of supply. The Company intends generally to follow industry trends by raising fares in response to significant fuel price increases. However, the Company’s ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions. Accordingly, a reduction in the availability of, or an increase in, the price of fuel could have material adverse effects on both the Company’s cash flow from operations and the Company’s profitability. A one-cent change in the average cost per gallon of aircraft fuel would impact the Company’s operating expense by approximately $92,000 annually, based upon fuel consumption during 2004. As of February 29, 2005, the Company’s cost for fuel was $1.72 per gallon, a 10.3% increase from the $1.56 per gallon average price for the year ended December 31, 2004.

Contractual Obligations

The following table summarizes the Company’s major contractual obligations as of December 31, 2004:

	2005	2006-2007	2008-2009	After 2009	Total
Long-term debt - Contractual	$10,157,937	$25,703,810	$18,933,125	$30,237,186	$85,032,058
Additional SFAS 15 Carrying Value	5,208,862	5,029,749	3,519,188	1,696,684	15,454,483

Total debt	15,366,799	30,733,559	22,452,313	31,933,870	100,486,541
Aircraft lease obligations	1,741,488	3,482,976	3,482,976	5,442,150	14,149,590

Total Obligations	$17,108,287	$34,216,535	$25,935,289	$37,376,020	$114,636,131

See Notes 3 and 4 to the financial statements and Item 7A for interest obligations.

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

The United States Securities and Exchange Commission (the SEC) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified its critical accounting policies as including those addressed below. The Company also has other key accounting policies, which involve the use of estimates, judgments, and assumptions. See Note 3, “Summary of Significant Accounting Policies and Procedures,” in the Notes to the Financial Statements for additional discussion of these items. Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments, and assumptions will occur as a result of future events. Accordingly, actual results could differ from amounts estimated.

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

Essential Air Service Subsidy Rates. With respect to executed EAS contracts currently in place, revenues are recognized when service is provided to the individual communities. With respect to open EAS contracts that are being negotiated, estimated revenues are recognized based upon the contract negotiations that are in process, and such estimates could change once the agreements are finalized.

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

Maintenance Expense. The Company records maintenance expense as it is incurred and does not provide for any maintenance expense in advance. As required under the Restructuring Agreement, the Company entered into the FMP Contract for all 30 of the Company’s Beechcraft 1900D aircraft with monthly expense based on the total number of Beechcraft 1900D engine operating hours at a fixed contractual rate.

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

Liability Accruals and Reserves. The company is obligated under various agreements relating to employee health and welfare, injuries, tax and fee remittances and other contractual matters, some of which involve estimates of the ultimate amounts due and impacts of insurance coverages. Changes in the estimates and assumptions could occur and would result in actual results being different than those estimated.

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

Air Carrier Security Fees

Included in the Company’s current liabilities at December 31, 2004 and 2003 is $2.2 million and $2.5 million, respectively, of funds collected or assessed for security matters in fiscal years 2001 through 2003. The Company is seeking a reduction in the amount payable for such matters.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

The Company is susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of December 31, 2004, the Company did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. The Company’s earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 18.9% of the Company’s operating expenses in 2004. A one-cent change in the average cost of aircraft fuel would impact the Company’s aircraft fuel expense by approximately $92,000 annually, based upon fuel consumption in 2004.

Interest Rates

The Company’s operations are very capital intensive because the vast majority of the Company’s assets consist of flight equipment, which is long-lived. As a result, the degree of the Company’s exposure to the market risk that is associated with changes in interest rates is directly related to the Company’s outstanding debt obligations. The Company’s cash flow is negatively impacted by increases in interest rates because a significant portion of the Company’s long-term debt is financed with variable interest rates. Increases in interest rates also negatively impact the fair value of the Company’s debt obligations that carry fixed rates of interest. See Note 5 to the Consolidated Financial Statements. A 1% increase in interest rates with respect to the Company’s variable rate debt obligations would increase annual interest cost by approximately $670,000 annually based on December 31, 2004 balances.

Due to the amortization of the SFAS 15 amounts on the Company’s restructured debt obligations to Raytheon, the Company’s interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During 2004, the Company’s contractual interest expense for all long-term debt obligations was $5.5 million. In accordance with procedures set forth in SFAS No. 15, the Company accounted for the payments of $1.1 million of interest and accruals of $4.3 million of interest as reductions of the SFAS 15 book carrying value for the Company’s debt. As a result, the Company’s net interest expense on long-term debt obligations, as reflected on the financial statements, was $1.3 million on December 31, 2004.

The projected contractual interest expense on the Company’s long-term obligations (based upon the interest rate stated in the debt instruments and December 31, 2004 rate for variable rate debt) for the next five years and thereafter is as follows:

Maturity	Fixed Rate Contractual Interest	Average Fixed Interest Rate	Variable Rate Contractual Interest	Average Variable Interest Rate
2005	$825,938	7.164%	$3,709,836	5.764%
2006	734,982	6.981%	3,272,990	5.768%
2007	548,251	6.968%	2,823,493	5.774%
2008	179,718	8.250%	2,379,426	5.778%
2009	71,732	8.250%	1,944,859	5.778%
Thereafter	0		2,961,607	5.778%

In comparison, after applying the amortization of the SFAS 15 amounts against the Company’s contractual interest expense, the Company’s reportable interest expense using SFAS 15 for long-term obligation that is due in the five subsequent years and thereafter is estimated to be as follows:

Maturity	Fixed Rate Interest adjusted for SFAS 15	Avg. Fixed Interest Rate adjusted for SFAS 15	Variable Rate Interest adjusted for SFAS 15	Avg. Variable Interest Rate adjusted for SFAS 15
2005	$561,870	4.873%	$642,896	1.002%
2006	680,726	6.466%	524,516	0.924%
2007	505,935	6.430%	412,380	0.843%
2008	151,526	6.956%	325,688	0.791%
2009	60,113	6.914%	269,700	0.801%
Thereafter	0		907,430	0.883%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of December 31, 2004, 2003 and 2002, together with the Report of the Independent Registered Public Accounting Firm, are included in this Form 10-K on the pages indicated below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Great Lakes Aviation, Ltd.:

We have audited the accompanying balance sheets of Great Lakes Aviation, Ltd. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the financial statements, we have also audited the financial statement Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003, and 2002. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a significant loss in the year ended December 31, 2002, and has liabilities in excess of assets at December 31, 2004 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Denver, Colorado

March 11, 2005

GREAT LAKES AVIATION, LTD.

Balance Sheets

	December 31 2004	December 31 2003
Assets
Current assets:
Cash	$1,111,375	$3,700,511
Accounts receivable, net of allowance of $160,000, at December 31, 2004 and 2003	5,109,726	6,148,793
Inventories, net	1,849,386	2,863,514
Prepaid expenses and other current assets	757,380	964,160

Total current assets	8,827,867	13,676,978

Property and equipment:
Flight equipment, including aircraft to be returned	128,463,314	135,079,588
Other property and equipment	8,387,242	7,608,767
Less accumulated depreciation and amortization	(44,009,485)	(39,715,272)

Total property and equipment	92,841,071	102,973,083

Other assets	798,004	1,127,708

Total assets	$102,466,942	$117,777,769

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of long-term debt	$15,366,799	$16,369,997
Long-term debt classified as current	84,978,573	98,557,635
Accounts payable	9,031,091	10,968,984
Accrued liabilities and unearned revenue	5,154,919	8,673,103
Deferred lease payments	7,210,126	7,721,004

Total current liabilities	121,741,508	142,290,723

Long-term debt, net of current maturities	141,168	336,100
Deferred credits	316,460	512,070

Stockholders’ equity (deficit):
Common stock, $0.01 par value. Authorized: 50,000,000 shares Issued and outstanding: 14,071,970 at December 31, 2004 and 14,071,970 at December 31, 2003	140,720	140,720
Paid-in capital	33,468,644	33,468,644
Accumulated deficit	(53,341,558)	(58,970,488)

Total stockholders’ equity (deficit)	(19,732,194)	(25,361,124)

Commitments and contingencies

Total liabilities and stockholders’ equity (deficit)	$102,466,942	$117,777,769

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Operating Revenues:
Passenger	$54,532,344	$48,691,275	$50,716,126
Public service	20,776,363	25,079,312	30,614,182
Freight, charter, and other	1,039,660	1,990,805	3,398,833

Total operating revenues	76,348,367	75,761,392	84,729,141

Operating expenses:
Salaries, wages, and benefits	21,683,996	22,667,871	25,856,164
Aircraft fuel	14,007,462	12,001,306	12,616,230
Aircraft maintenance, materials, and repairs	10,735,153	10,321,765	12,739,503
Commissions	254,689	274,835	871,297
Depreciation and amortization	6,643,613	7,991,387	7,011,996
Aircraft rental	1,980,077	3,012,402	7,461,549
Other rentals and landing fees	4,323,539	4,348,573	5,779,890
Other operating expense	14,566,517	14,783,429	18,101,460
Impairment of assets and other property	—	—	5,469,539

Total operating expenses	74,195,046	75,401,568	95,907,628

Operating income (loss)	2,153,321	359,824	(11,178,487)

Other income (expense):
Interest expense, net	(1,294,487)	(2,390,280)	(6,643,176)
Federal grant	—	—	—
Insurance recovery	650,000	—	1,437,905
Gain (loss) on disposal of assets	(196,544)	151,703	—
Gain on extinguishment of debt and deferred leases	4,316,640	3,668,952	5,572,621

Income (loss) before income taxes	5,628,930	1,790,199	(10,811,137)

Income tax expense	—	—	—

Net income (loss)	$5,628,930	$1,790,199	$(10,811,137)

Net income (loss) per share:
Basic	$0.40	$0.13	$(1.24)
Diluted	0.39	0.13	(1.24)

Average shares outstanding:
Basic	14,071,970	14,061,238	8,698,093
Diluted	14,302,268	14,061,238	8,698,093

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2004, 2003, and 2002

	Common stock and Paid-in capital			Accumulated deficit	Total
	Shares	Amount	Paid-in capital
Balance at December 31, 2001	8,680,186	$86,802	$31,367,185	$(49,949,550)	$(18,495,563)

Issuance of common stock	5,371,980	53,720	2,095,072	—	2,148,792
Net loss and comprehensive loss	—	—	—	(10,811,137)	(10,811,137)

Balance at December 31, 2002	14,052,166	140,522	33,462,257	(60,760,687)	(27,157,908)

Issuance of common stock	19,804	198	6,387	—	6,585
Net income and comprehensive income	—	—	—	1,790,199	1,790,199

Balance at December 31, 2003	14,071,970	140,720	33,468,644	(58,970,488)	(25,361,124)

Net income and comprehensive income	—	—	—	5,628,930	5,628,930

Balance at December 31, 2004	14,071,970	140,720	33,468,644	(53,341,558)	(19,732,194)

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$5,628,930	$1,790,199	$(10,811,137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, amortization, and provision for obsolescence	6,643,611	7,991,387	7,011,996
Non-cash loss on write-off of obsolete aircraft components and other assets	416,491	—	—
Non-cash gain on terminaton of lease	(1,367,576)	—	—
Impairment of assets and other property	—	—	5,469,539
(Gain) on disposition of asset	—	(151,703)	—
Non-cash gain on extinguishment of debt	(2,647,069)	(3,668,951)	(5,572,621)
Non-cash gain on insurance recovery	—	—	(1,437,905)
Change in current operating items:
(Increase)/Decrease in Accounts Receivable	1,039,067	2,653,251	1,034,880
(Increase)/Decrease in Inventories	1,014,128	2,461,777	1,009,213
(Increase)/Decrease in Prepaid Expenses and Other Current Assets	437,428	(741,530)	1,141,274
Increase/(Decrease) in Accounts Payable and Accrued Liabilities	(2,271,589)	(3,077,741)	2,641,106
Increase/(Decrease) in Deferred Lease Payments	869,320	2,055,262	5,632,119

Net cash provided by operating activities	9,762,741	9,311,951	6,118,464

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(1,828,816)	(459,465)	(547,294)
Proceeds from insurance recovery	—	—	2,187,808
Decrease (increase) in other assets	(944)	(6,664)	65,533

Net cash flows used in investing activities	(1,829,760)	(466,129)	1,706,047

CASH FLOW FROM FINANCING ACTIVITIES:

Repayment of notes payable and long-term debt	(10,522,117)	(5,509,820)	(4,371,344)
Payments on line of credit	—	—	(4,609,808)
Proceeds from sale of common stock	—	6,585	—

Net cash used in financing activities	(10,522,117)	(5,503,235)	(8,981,152)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,589,136)	3,342,587	(1,156,641)

Cash and Cash Equivalents:
Beginning of year	3,700,511	357,924	1,514,565

End of year	$1,111,375	$3,700,511	$357,924

Supplementary cash flow information:
Cash paid during the year for interest (contractual)	$3,948,785	$2,431,256	$955,770

Non-cash transactions:
Debt issued in acquisition of Beechcraft 1900D aircraft (see note 2)	$—	$—	$22,500,000
Extinguishment of outstanding debt principal on aircraft returned to Raytheon	$6,604,040	$12,110,300	$—

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

(1)	Business, Liquidity, and Going-Concern Matters

(a) Business. Great Lakes Aviation, Ltd. (Great Lakes or the Company) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Air Lines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). Prior to May 2001, the Company operated under the United Air Lines identity as a United Express carrier. Effective May 1, 2001, the Company and United terminated the United Express relationship, and the Company entered into code share agreement with United. On May 3, 2001, the Company entered into a similar code share agreement with Frontier.

Approximately 42%, 55%, and 71% of the Company’s revenues during 2004, 2003, and 2002, respectively, were generated from Great Lakes’ passenger traffic that connected with United Air Lines flights.

In December 2002, United filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. There can be no assurance that United will successfully emerge from bankruptcy protection or that United will continue to utilize the services of the Company as a code share partner at levels for the Company.

In 2004, the Company derived approximately 27% of its total revenue from services provided under the Essential Air Service program administered by the United States Department of Transportation. The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries freight, mail, and cargo on most of the Company’s scheduled flights. On July 27, 2003, the Company’s United States Postal Service subcontract for the carriage of mail to certain markets expired.

As of February 28, 2005, the Company served 31 destinations in nine states to and from Denver, CO and three destinations in three states to and from Phoenix, AZ.

During 2004, the Company discontinued service to its Minneapolis hub and to two communities previously served by the Company under the EAS program.

(b) Liquidity and Going-Concern Matters. The Company suffered a substantial loss during 2002 reducing the Company’s liquidity. As a result, during 2002, the Company was in arrears in payments to almost all of the institutions providing lease or debt financing for the Company. On December 31, 2002 and during the second quarter of 2003, the Company was able to negotiate restructured financing agreements with two of the Company’s creditors, as discussed in Note 2.

During 2003, the Company was unable to generate sufficient cash flows to service the Company’s outstanding debt and lease payment obligations, including the restructured financing agreements. In addition, the Company was in arrears with respect to almost all of the Company’s debt and lease obligations.

During 2004, the Company made the scheduled 2004 payments due its major creditor, Raytheon Aircraft Credit Corporation, under the December 31, 2002 Restructuring Agreement. The Company has not made payments to Raytheon due during the first quarter of 2005 and did not make certain payments that were due during 2003. The Company anticipates amending its payment schedule with Raytheon to provide for payment in future periods of missed scheduled payments.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

At December 31, 2004, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Therefore, the amount of long-term debt that would otherwise be due after one year is reflected on the Company’s balance sheets as long-term obligations classified as current. In addition, the Company cannot determine with a high degree of confidence that it will be able to generate sufficient cash flows during 2005 in order to make the required payments or remain in compliance with its aircraft debt and leases agreements.

The Company’s liquidity problems, in addition to the Company’s dependence on United (which was still in bankruptcy at the end of 2004), raise significant doubts about the Company’s ability to continue as a going concern. Because the Company currently has no financing agreements in place that would allow the Company to secure additional funds, the Company’s ability to continue as a going concern will ultimately depend upon the Company’s ability to: (i) increase profitability and cash flow or obtain new sources of financing to pay the Company’s obligations as such obligations come due; (ii) maintain adequate liquidity; and (iii) achieve sustained profitability. The accompanying financial statements have been prepared on a going concern basis that assumes a continuity of operations and the realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

(2)	Restructuring Agreement with Raytheon Aircraft Credit Corporation

On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon Aircraft Credit Corporation (Raytheon) regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and 1900D aircraft fleet. The complex nature of the Restructuring Agreement included separate provisions for: i) the termination or modification of aircraft operating leases, ii) the return of seven aircraft in satisfaction of indebtedness obligations, iii) the modification of principal and interest rates for various aircraft financing promissory notes, and iv) a restructuring of other indebtedness by means of an issuance of new debt instruments and equity. For purposes of accounting for the Restructuring Agreement, the Company has identified the major types of transactions contained within the Restructuring Agreement in order to more accurately apply the appropriate accounting treatment to each type of transaction. Transactions involving the termination or modification of aircraft operating leases have been accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases, while the restructuring of indebtedness owed by the Company to Raytheon has been accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. The Company’s continued accounting treatment of those transactions is as follows:

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

During the first six months of 2004, the Company returned two owned Beechcraft 1900D aircraft to Raytheon, with a net book value of $4.9 million, in exchange for the cancellation and extinguishment of two promissory

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

notes. As a result, the Company reduced its outstanding aircraft debt and accrued interest by $7.6 million. The Company also returned one leased Beechcraft 1900D aircraft during 2004 for the cancellation and extinguishment of outstanding operating lease obligations. The Company is responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the Restructuring Agreement. Accordingly, as of December 31, 2004, the Company has recognized a liability of $2.1 million for such expenditures. The Company reduced the net book value of its owned aircraft by approximately $5.6 million, further reducing its outstanding aircraft debt and lease liabilities by $8.7 million, and recorded gains from extinguishment of debt related to the two owned 1900D aircraft of $3.6 million and recorded gains on cancelled lease obligations of $0.7 million for a total recorded gain of approximately $4.3 million.

(b) Refinancing of Aircraft Debt. On December 31, 2002, the Company obtained restructured financing for 30 of the Company’s Beechcraft 1900D aircraft by executing new and amended promissory notes that are secured by the aircraft (the Aircraft Debt). The terms for each of the 30 Aircraft Debt promissory notes provide for an initial principal balance of $2.5 million, with interest to accrue on the unpaid principal balance at the rate of LIBOR plus 375 basis points per annum. Payments of principal and accrued interest are to be made in 120 monthly installments, with the amount of monthly payment to be adjusted quarterly to reflect any change in the LIBOR rate.

In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS 15), the Company has accounted for the restructuring of the Aircraft Debt as a troubled debt restructuring. SFAS 15 states that, in a troubled debt restructuring, the debtor shall not reduce the carrying amount of the existing debt on the debtor’s books unless the carrying amount of the existing debt exceeds the total future cash payments of the new debt under the restructured terms. The effects of any changes in the face amount or interest rate must be amortized in future periods by reducing interest expense to an effective interest rate which equates the net present value of the future cash payments under the terms of the restructured debt to the carrying value on the debtor’s books.

At December 31, 2002, the outstanding principal of the Aircraft Debt was $75 million, while the total future cash flows for the 30 Aircraft Debt promissory notes was estimated to be $95.7 million. In accordance with the provisions of SFAS 15, the Company recorded the Aircraft Debt on its books in the amount of $95.7 million. The $20.7 million difference (the Aircraft Debt SFAS 15 Amount) between the $95.7 million carrying value of the Aircraft Debt and the $75 million principal amount of the Aircraft Debt is being amortized as a reduction to the Company’s interest expense over the ten-year term of the Aircraft Debt.

During 2004 and 2003, the Company made principal payments of $5.3 million and $2.8 million respectively on the Aircraft Debt. In addition, the Company made payments of interest in the amount of $3.4 million and $1.9 million. In accordance with procedures set forth in SFAS No. 15, the Company accounted for the payments of interest as a reduction of the Aircraft Debt SFAS 15 Amount. As of December 31, 2004 and 2003, the outstanding principal amount of the Aircraft Debt was $66.9 million and $72.2 million, while the carrying value of the Aircraft Debt on the Company’s books (which includes the current balance of the Aircraft Debt SFAS 15 Amount) was $82.1 million and $91.0 million.

As of December 31, 2004, and 2003 the Company was in arrears on payments of interest on the Aircraft Debt in the amount of $1.9 million and $1.7 million, respectively. When the interest is

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

actually paid, and in accordance with the procedures set forth in SFAS No. 15, the Company will account for the payment of the accrued interest as a reduction of the Aircraft Debt SFAS 15 Amount.

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

The two Beechcraft 1900C aircraft were dedicated to providing service under a United States Postal Service subcontract for carriage of mail to certain markets. Due to highly competitive bidding by other air carriers at rates that were not economically feasible for the Company, the Company elected to allow the United States Postal Service subcontract to expire as of July 27, 2003. As a result, the Company elected to terminate the leases for the two Beechcraft 1900C aircraft and to return the aircraft to Raytheon. The Company returned the two aircraft during the second quarter of 2004, at which time the leases terminated and the Company wrote off the remaining lease liability.

(d) Other Debt Restructuring. Under the Restructuring Agreement, the outstanding principal and accrued interest amounts on various non-aircraft debt was restructured into three new promissory notes (the Non-Aircraft Debt) with a combined total principal amount of $11.5 million and a carrying value on the Company’s books, in accordance with SFAS 15, of $12.8 million. Interest rates on the Non-Aircraft Debt range from LIBOR plus 375 basis points to 8.25%. During the first quarter of 2004, the Company executed an Engine Overhaul Note (the Engine Note), which sets forth the terms for repayment of $2.3 million liability to satisfy certain aircraft return conditions as set forth in the Restructuring Agreement that was executed by and between the Company and Raytheon on December 31, 2002. During 2004, the Company made principal payments of $0.9 million on the Non-Aircraft Debt and increased the outstanding principal balance by deferred interest in the amount of $0.1 million. As of December 31, 2004 and 2003, the carrying value of the Non-Aircraft Debt on the Company’s books was $14.1 and $12.6 million, respectively, while the outstanding principal amount of the Non-Aircraft Debt was $13.7 million and $11.5 million, respectively.

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

(f) Ongoing Compliance. The debt payments to be made under the Restructuring Agreement were aligned with the Company’s forecasted cash flows at the time the Restructuring Agreement was negotiated. During 2003, shortfalls from actual cash flows resulted in the Company’s inability to make the scheduled payments. As of December 31, 2004, the Company was in arrears on payments of principal and interest for the Aircraft Debt in the amount of $4.7 million and was not in compliance with certain other financial covenants contained in the Restructuring Agreement.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

At December 31, 2004, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Therefore, the amounts of long-term debt that would otherwise be due after one year are reflected on the Company’s balance sheets as long-term obligations classified as current. In addition to the contractual amounts due the lenders, the amount of long-term debt classified as current includes $15.5 million of additional carrying amounts under SFAS 15. The company has not been granted a waiver of the foregoing defaults.

The Company cannot determine with a high degree of confidence that it will be able to generate sufficient cash flows during 2005 in order to make the required payments or become in compliance with its aircraft debt and lease agreements.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

A table summarizing the Company’s outstanding obligations to Raytheon Aircraft Credit Corporation as of December 31, 2004 and 2003 is set forth below.

NOTES PAYABLE TO RAYTHEON AIRCRAFT CREDIT CORPORATION

	December 31, 2004			December 31, 2003
	Collateral Aircraft	Principal Balance	Book Balance	Collateral Aircraft	Principal Balance	Book Balance
“Group A” Beechcraft 1900D Aircraft to be returned	0	$0	$0	2	$6,604,040	$6,604,040

“Group B” Beechcraft 1900D Aircraft in Company fleet Interest Rate: LIBOR + 375 basis points	30	$66,919,059	$82,172,904	30	$72,191,354	$90,979,062

Deferral Note Interest Rate: LIBOR + 375 basis points		$295,898	$295,898		$798,726	$798,726

Senior Note Interest Rate: 8.25%		$5,887,076	$6,087,713		$5,425,438	$6,087,713

Subordinated Note Interest Rate: 6.0%		$5,832,276	$5,832,276		$5,306,818	$5,690,018

Settlement Note LIBOR + 375 basis points		$1,911,186	$1,911,186		$—	$—

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

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

(b) Liability Accruals and Reserves. The company is obligated under various agreements relating to employee health and welfare, injuries, tax and fee remittances and other contractual matters, some of which involve estimates of the ultimate amounts due and impacts of insurance coverages. Changes in the estimates and assumptions could occur and would result in actual results being different than those estimated.

(c) Accounts Receivable. Substantially all accounts receivable balances are due from various airlines, credit card companies and the United States government. Approximately 12%, 22% and 36% of the December 31, 2004 receivable balances, and 10%, 27% and 27% of the December 31, 2003 receivable balances, are due from various airlines, credit card companies, and the United States government, respectively. All receivables are pledged as collateral securing the Company’s debt agreements.

(d) Inventories. Inventories consist of spare parts, fuel, materials, and supplies relating to flight equipment. Inventories are stated at the lower of average cost or market. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service. Expendable parts are charged to maintenance expense as used. Inventories consisting of spare parts and equipment are pledged as collateral securing the Raytheon notes.

(e) Property and Equipment. Property and equipment includes aircraft and major parts relating to such aircraft. Property is stated at cost and depreciated on a straight-line basis for financial reporting purposes over estimated useful lives of 14 to 20 years for flight equipment and three to ten years for other property and equipment. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Accelerated methods of depreciation are used for tax reporting purposes. All owned aircraft are pledged as collateral for outstanding obligations.

Maintenance and repairs, including periodic aircraft overhauls, are expensed as incurred or when the component is placed in service.

(f) Impairment of Assets. In 2001, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which superceded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that the carrying amount of an asset may not be recoverable, the Company recognizes the impairment based on the fair value of such asset. The amount of any impairment is included in “income from continuing operations” and the method or methods of determining fair value are disclosed.

(g) Other Assets. Other assets consist primarily of deposits with financial institutions, bonding companies, facilities lessors, and others to secure the payment of fixed obligations. Deposits related to long-term leases were $0.8 million and $1.1 million at December 31, 2004 and 2003, respectively.

(h) Long-term Obligations Classified As Current. At December 31, 2004, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Therefore, in

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

accordance with generally accepted accounting principles, the amounts of long-term debt that would otherwise be due after one year are reflected on the Company’s balance sheets as long-term obligations classified as current. In addition to the contractual amounts due the lenders, the amount of long-term debt classified as current includes $11.2 million of additional carrying amounts under SFAS 15.

(i) Accrued Liabilities. Accrued liabilities consisted of the following balances at December 31, 2004 and 2003:

	2004	2003
Accrued expenses	$553,735	$528,842
Unearned revenue	1,681,538	2,265,228
Accrued property taxes	53,382	16,000
Accrued payroll	1,454,781	1,584,025
Accrued aircraft refurbishment	209,346	2,517,391
Accrued interest	1,202,137	1,761,617

Total accrued liabilities	$5,154,919	$8,673,103

(j) Deferred Lease Payments. Due to shortfalls from forecasted cash flows during 2003 and 2004, the Company was in arrears on substantially all of its aircraft lease obligations. As a result, the balances of outstanding deferred lease payments owed by the Company to its aircraft lessors as $7.2 million at December 31, 2004 and $7.7 million at December 31, 2003.

(k) Deferred Credits. The Company has received various incentives in the form of interest rate subsidies and spare parts in connection with the acquisition of new aircraft. Incentives are being amortized as a reduction of rent expense or interest expense over the term of the related agreement. The amount of deferred credits have been further reduced by the write-off of incentives that were associated with aircraft returned to Raytheon during 2003 and 2004.

(l) Revenue Recognition. Passenger revenues are recorded as income either when the respective services are rendered or when the time for use of the ticket has expired. Liability for unused tickets issued by the Company is recorded as unearned revenue. The Company also receives public service subsidy revenues for providing air service to certain communities that do not generate sufficient traffic to fully support profitable air service. Public service subsidy revenues are recorded by the Company during the period in which the agreed upon air service is furnished by the Company. Revenues are recorded net of fees and excise taxes which are remitted to government agencies based on reported collections.

With respect to closed EAS contracts, the Company records revenues based upon rates that were approved by the Department of Transportation in the closed EAS contracts.

In the case of EAS contracts currently under negotiation, the Company records revenues based upon the assumption that the contracts will be renewed at rates that are not less than the rates

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

currently in use. Any adjustments in revenue for differences between the assumed rates currently utilized by the Company and the rates approved by the Department of Transportation in the closed EAS contracts are recorded by the Company when such EAS contracts are finalized and closed.

(m) Code Share Relationships. The Company operates under code share agreements with United Air Lines and Frontier Airlines. The Company also participates in United’s “Mileage Plus” frequent flyer program.

(n) Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

(o) Income and Loss Per Share. Basic income and loss per share has been computed by dividing the net income or loss for a particular year by the weighted average number of shares of common stock outstanding during such year. Diluted income and loss per share is calculated by including the dilutive impact of the issuance of common stock pursuant to the exercise of outstanding warrants and stock options. Since the Company suffered a net loss in the year ended December 31, 2002, the effects of potential common stock issuances were not included in the calculation for that year, as their effects would be anti-dilutive. In addition, because the average price of the Company’s stock during 2003 was less than the exercise prices of all outstanding warrants and stock options, the effects of potential common stock issuances were not included in the calculation for 2003, as their effects would be anti-dilutive. For the year ending December 31, 2004, the dilutive effect on income per share attributable to stock options outstanding that were granted at an exercise price below the average market value of common stock for the period ending December 31, 2004, was $.01 per share.

(p) Comprehensive Income. For the years ended December 31, 2004, 2003, and 2002, comprehensive income (loss) equals net income (loss).

(q) Stock Option Plans. The Company has elected the pro forma disclosure option of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). The Company will continue applying the accounting treatment prescribed by the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations (APB Opinion No. 25). Pro forma net loss and pro forma net loss per share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans.

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Company’s stock option plans (the Plans), both of which are fixed stock option plans. Accordingly, no compensation cost has been recognized for the Plans because the option exercise prices are at least equal to the fair market value of the Company’s common stock on the dates of the option grants.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

If the compensation cost for the Company’s fixed stock option plans had been determined consistent with SFAS No. 123, the Company’s net loss and loss per share would have been impacted as follows:

	Year Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$5,628,930	$1,790,199	$(10,811,137)
Pro forma net income (loss)	5,559,439	1,676,637	(10,902,124)
Basic income (loss) per share, as reported	0.40	0.13	(1.24)
Pro forma basic income (loss) per share	0.40	0.12	(1.25)
Diluted income (loss) per share, as reported	0.39	0.13	(1.24)
Pro forma diluted income (loss) per share	0.39	0.12	(1.25)

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

(r) Fair Value of Financial Instruments. Fair value estimates, methods, and assumptions of financial instruments are set forth below:

Cash, accounts receivable, accounts payable, and accrued liabilities. The carrying amount approximates fair value because of the short-term nature of these instruments.

Long-term debt. Based upon the Company’s concentration of long-term debt with only two aircraft creditors, the fair value of long-term debt was not reasonably determinable.

(s) Supplemental Disclosure of Non-cash Investing and Financing Activities. Amounts on the statement of cash flows for fiscal year 2002 exclude the effect of recording the insured loss of one owned and one leased Beechcraft 1900D and parts inventory in a hangar fire on May 14, 2002. The net book values of the Company’s inventory and flight equipment lost were $794,000 and $3,821,000, respectively, and the Company had a debt obligation for the aircraft of $3,184,000. In addition, the Company incurred a liability to Raytheon Aircraft Credit Corporation for the stipulated loss value of the leased aircraft. Insurance proceeds on the assets totaled $9,988,000, of which $7,800,000 was paid to Raytheon on the foregoing obligations including past due interest and deferred lease payments on these aircraft. A gain on insurance recovery of $1,438,000 was recognized representing the excess of the total insurance over the net book value of the Company’s assets that were destroyed and liability incurred on the leased aircraft.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

(4) Flight Equipment

The Company’s passenger airline fleet consists of Beechcraft Model 1900D 19-passenger aircraft and Embraer Brasilia Model 120 30-passenger aircraft.

A summary of the Company’s operating aircraft as of December 31, 2004 and 2003 is as follows:

	2004			2003
	Beechcraft 1900C	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900C	Beechcraft 1900D	Embraer Brasilia
Owned	—	30	4	—	32	4
Operating leases	—	0	2	2	1	3

	—	30	6	2	33	7

The following table sets forth the future lease commitments for aircraft under the Company’s current lease agreements, as of December 31, 2004:

Total per year
2005	$1,741,488
2006	1,741,488
2007	1,741,488
2008	1,741,488
2009	1,741,488
Thereafter	5,587,274

$14,294,714

The Company leases two Embraer Brasilia Model 120 aircraft from Boeing Capital Corporation (Boeing). At December 31, 2004, the Company was in arrears on its aircraft rental obligations under these leases in the amount of $6.0 million. The Company has also recorded a liability to Boeing in the amount of $0.9 million for accrued penalty interest on the missed lease payments. The Company is engaged in ongoing negotiations with Boeing with respect to the Company’s default under the terms of the aircraft lease agreements.

During 2003, the Company leased one Embraer Brasilia Model 120 aircraft from FINOVA Capital Corporation (FINOVA). The lease terminated on November 1, 2003, and the Company returned the aircraft to FINOVA in January 2004. The Company is responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the FINOVA lease agreement. Accordingly, as of December 31, 2004, the Company recognized a liability of $0.2 million for such expenditures. In addition, as of December 31, 2004, the Company had accrued lease payments, together with accrued penalty interest, in the amount of $1.3 million with respect to the aircraft lease. FINOVA and the Company have agreed to negotiate a settlement of amounts due under the aircraft lease agreement and for any deficiencies in the operating condition of the returned aircraft.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

Non-aircraft lease commitments are set forth in Note 10.

(5) Notes Payable and Long-Term Debt

Current notes payable and current maturities of long-term debt consisted of the following balances at December 31, 2004 and 2003:

	2004	2003
Amounts due Raytheon Aircraft Credit Corporation:
Current maturities of Raytheon long-term debt - principal	$8,372,542	$10,561,275
Current portion of additional carrying value under SFAS 15	5,208,861	5,133,541

Current maturities of Raytheon long-term debt	13,581,403	15,694,816
Other current maturities of long-term debt	1,785,395	675,181

Total current maturities of long-term debt	$15,366,798	$16,369,997

Long-term debt and long-term debt classified as current consist of the following at December 31, 2004 and 2003:

	2004	2003
Long-Term Debt:
Raytheon Aircraft Credit Corporation - principal (A)	$80,845,495	$90,326,376
Additional carrying value under SFAS 15	15,454,482	19,833,183
Other long-term notes (B)	4,186,563	5,104,173

Total long-term debt	100,486,540	115,263,732

Less:
Raytheon Aircraft Credit Corporation current maturities of long-term debt and additional carrying value under SFAS 15	(13,581,404)	(14,921,925)
Other current maturities of long-term debt	(1,785,395)	(1,448,072)

Long-term debt net of current maturities	85,119,741	98,893,735

Less:
Raytheon Aircraft Credit Corporation long-term debt reclassified as current and additional carrying value under SFAS 15	(82,718,574)	(95,237,634)
Other long-term debt reclassified as current	(2,259,999)	(3,320,001)

Long-term debt classified as current (C)	(84,978,573)	(98,557,635)

Net long-term debt	$141,168	$336,100

(A)	At December 31, 2004, the Raytheon notes consisted of 30 aircraft promissory notes and four long-term notes payable. Thirty of the promissory notes require payments of approximately

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

$26,500 per month, with interest accruing on unpaid balances at the rate of LIBOR plus 375 basis points per annum. Each of these 30 promissory notes matures on December 31, 2012. Of the four long-term notes payable, the first note payable requires quarterly payments of principal and interest during 2004 in the amount of $125,000 per quarter, with interest accruing on the unpaid balances at the rate of LIBOR plus 375 basis points per annum. The first note payable will mature on December 31, 2005. The second note payable requires no payments until 2005, at which time payments of principal and interest in the amount of $362,000 will be due and payable quarterly. Interest will accrue on the unpaid balances of the second note payable at the rate of 8.25% per annum, and the note will mature on December 31, 2009. The third note payable requires no payments until 2005, at which time payments of interest ranging in amounts from $41,000 to $44,000 will be due and payable quarterly. Interest will accrue on the unpaid balances of the third note payable at the rate of 6% per annum. The third note payable will mature on September 30, 2007, at which time all outstanding amounts under the note will be due and payable. The fourth note payable requires monthly payments of principal in the amount of $37,500 plus interest beginning January 31, 2004 at which time payments of principal and interest will be due and payable monthly. Interest will accrue on the unpaid balances of the fourth note payable at the rate of LIBOR plus 400 basis points per annum.

All of the Raytheon notes are secured by the Beechcraft 1900D aircraft and other assets of the Company.

Until such time as all obligations due and payable under the Restructuring Agreement are paid in full, and as partial consideration for the concessions and agreements of Raytheon in the Restructuring Agreement, the Company agreed to meet certain financial and non-financial covenants. In addition to other convenants that may be found in the Restructuring Agreement, the primary financial covenants are as follows:

(1) The Company agreed (i) that the Company would not create or assume any additional indebtedness, other than indebtedness incurred in the ordinary course of business, and (ii) that, at any time, the total amount of the Company’s indebtedness would not exceed a pre-determined permitted amount of indebtedness. The pre-determined permitted amount of indebtedness is calculated as a certain dollar amount over an allowed debt ratio.

(2) The Company is required to meet a pre-determined net debt to EBITDA threshold for each fiscal quarter period.

As of December 31, 2004, the Company was in default of almost all of the financial covenants contained in the Restructuring Agreement.

(B)	Other long-term notes consist of one note payable to CIT Aerospace (CIT) and one note payable to FINOVA. The note payable to CIT requires payments ranging from $95,000 to $102,000 per month, with interest at the rate of LIBOR plus 275 basis points per annum. The note payable to CIT is secured by three Embraer Brasilia Model 120 aircraft. The note payable to FINOVA requires monthly payments of approximately $18,314, with interest at the rate of 10% per annum.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

(C)	At December 31, 2004, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Therefore, in accordance with generally accepted accounting principles, the amounts of long-term debt that would otherwise be due after one year are reflected on the Company’s balance sheets as long-term obligations classified as current. In addition to $69.5 million of outstanding debt principal, the amount of long-term debt classified as current includes $15.5 million of additional carrying amounts under SFAS No. 15 (see Note 2).

At December 31, 2003, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Therefore, in accordance with generally accepted accounting principles, the amounts of long-term debt that would otherwise be due after one year are reflected on the Company’s balance sheets as long term obligations classified as current. In addition to $78.7 million of outstanding debt principal, the amount of long-term debt classified as current includes $19.8 million of additional carrying amounts under SFAS No. 15 (see Note 2).

As of December 31, 2004, the long-term debt obligations due in the five subsequent years and thereafter under their contractual terms were as follows:

	Beechcraft 1900Ds	Embraer Brasilias	Other	Total
2005	$6,633,281	$1,785,395	$1,739,261	$10,157,937
2006	6,962,937	1,261,168	1,578,848	9,802,953
2007	7,308,979	1,140,000	7,451,877	15,900,856
2008	7,672,213	—	1,719,119	9,391,332
2009	8,053,501	—	1,488,292	9,541,793
Thereafter	30,237,187	—	—	30,237,187

	66,868,098	4,186,563	13,977,397	85,032,058

Additional carrying value under SFAS 15	15,253,845	-—	200,637	15,454,482

	$82,121,943	$4,186,563	$14,178,034	$100,486,540

(6) Income Taxes

Due to taxable losses during fiscal years 2004, 2003, and 2002, the Company did not accrue any federal or state income tax liabilities for the years ended December 31, 2004, 2003, and 2002.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

The federal statutory tax rate differs from the Company’s effective income tax rate for the years ended December 31, 2004, 2003, and 2002 as follows:

	2004	2003	2002
Federal statutory (expense)/benefit rate	(35.0)%	(35.0)%	35.0%
State income taxes, of federal benefit	—	—	—
Change in valuation allowance and other	35.0	35.0	(35.0)

Net effective income tax rate	0.0%	0.0%	0.0%

Deferred tax assets (liabilities) as of December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$28,373	$29,531
Accrued liabilities and other	12,650	14,424

Total gross deferred tax assets	41,023	43,955

Less: valuation allowance	(21,530)	(26,162)

	19,493	17,793
Deferred tax liabilities:
Property and equipment	(19,493)	(17,793)

Total deferred tax asset (liability)	$0	$0

The Company has reviewed its deferred tax assets and has not recognized the potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years.

The Company has estimated net operating loss carry forwards for federal income tax purposes in a total amount of approximately $81.1 million at December 31, 2004, expiring in years from 2007 through 2024. The net change in the total valuation allowance for the fiscal year ended December 31, 2004 was a decrease of $4.6 million, which includes the effects of adjustments relating to filed tax returns.

The Company believes that over the three-year period from January 1, 2002 through December 31, 2004, the stock ownership percentages (by value) of “5-percent shareholders” (as such term is defined in Internal Revenue Code Section 382) have not increased, in the aggregate, by more than 50 percentage points over such shareholders’ lowest ownership percentages within such three-year period. Accordingly, the Company believes that the Company’s ability to use its estimated net operating loss carry forwards is not subject to any annual limitations set forth in Internal Revenue Code Section 382. Any future changes in stock ownership by one or more 5-percent shareholders could potentially subject the Company to such annual limitations.

(7) Employee Benefit Plans

(a) 401(k). The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all of the Company’s employees. The Company matches up to 4% of participating employees’ contributions. Company contributions totaled $226,870 in 2004, $205,120 in 2003, and $242,578 in 2002.

(b) Stock Option Plans. In 1993, the Company adopted the Great Lakes Aviation, Ltd. 1993 Stock Option Plan and the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan (collectively, the Plans). The Plans permitted the grant of stock options in the aggregate of 1,300,000 shares of the Company’s common stock to key employees, officers, and directors of the Company. Pursuant to their terms, both Plans expired on October 31, 2003 and no options may be granted after October 31, 2003. However, all outstanding options shall remain in effect until such outstanding options have either expired or been cancelled.

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

A summary of the status of the Company’s fixed option plans as of December 31, 2004, 2003, and 2002 and changes during the years ended on those dates is presented below:

	2004		2003			2002
	Options	Weighted average exercise price	Options	Weighted average exercise price		Options	Weighted average exercise price
Outstanding at beginning of year	650,000	$1.10	670,000		$1.28	360,000	$2.71
Granted	—		—	$		420,000	$0.40
Forfeited	(60,000)	$6.96	(20,000)		$7.27	(110,000)	$2.60

Outstanding at end of year	590,000	$0.88	650,000		$1.10	670,000	$1.28

Options exercisable at year end	580,000	$0.98	422,000		$1.42	192,800	$2.98
Weighted average fair value of options granted during the year	$0.00		$0.00			$0.48

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

A summary of stock options outstanding and exercisable as of December 31, 2004 are as follows:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 0.31 - $ 0.40	420,000	8.0	$0.40	414,000	$0.40
$ 1.06 - $ 1.41	40,000	5.2	1.21	36,000	1.23
$2.75	130,000	3.6	2.75	130,000	2.75

	590,000			580,000

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

For Options Issued in Year Ending December 31,

	2004	2003	2002
Risk-free interest rate	*	*	5.04%
Expected dividend yield	*	*	0%
Expected option life	*	*	5
Expected stock price volatility	*	*	67.76%

*	No options were issued during the years ending December 31, 2004 and December 31, 2003.

(c)	Employee Stock Purchase Plan. In 1993, the Company established an employee stock purchase plan. Under the plan, certain employees were eligible to purchase an aggregate of not more than 125,000 shares of the Company’s common stock at 95% of the lower of the fair market value at the beginning or the end of the calendar year in which the shares are purchased.

In June 2003, 19,804 shares of common stock were purchased through the employee stock purchase plan. After the sale of shares in 2003, all stock authorized for the employee stock purchase plan was fully issued. Therefore, after June 2003, no additional shares of common stock were available for sale under the employee stock purchase plan.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

On November 30, 2003, the employee stock purchase plan expired by its own terms.

(8) Income/(Loss) Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted income and loss per share computations for the periods presented:

	2004			2003			2002
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic income (loss) per share attributable to common shareholders	$5,638,930	14,071,970	$0.40	$1,790,199	14,061,238	$0.13	$(10,811,137)	8,698,093	$(1.24)

Effect of dilutive securities:
Stock options		230,298	(0.01)	—	—	—	—	—	—

Diluted income (loss) (loss) per share attributable to common shareholders	$5,638,930	14,302,268	$0.39	$1,790,199	14,061,238	$0.13	$(10,811,137)	8,698,093	$(1.24)

For the years ended December 31, 2004, 2003, and 2002, the number of stock options that were excluded from the calculation of diluted earnings per share, because the exercise of such options would have been anti-dilutive, totaled approximately 170,000, 650,000, and 670,000, respectively.

Under the Restructuring Agreement, the Company is prohibited from paying dividends until after December 31, 2005.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

(10)	Commitments and Contingencies

(a) Transactions with Affiliates. The Company leases four-passenger and six-passenger aircraft and a fleet of rental cars from Iowa Great Lakes Flyers, Inc. (Flyers), a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Until April 2002, the Company also leased a Beechcraft 1900D aircraft from Flyers. The Company believes that its leases with Flyers are on terms no less favorable to the Company than would be similar transactions with unaffiliated third parties. Total payments for the various leases were $35,400 in 2004, $42,143 in 2003, and $10,000 in 2002. As of December 31, 2003, the Company had an outstanding liability in the amount of $260,000 for amounts due and payable under the various leases with Flyers. This amount was paid in 2004 with a payment of $160,000 and aircraft deposit credit to Flyers. The Company’s leases with Flyers do not require payment or accrual of interest on any outstanding amounts.

As of February 29, 2004, Raytheon Aircraft Credit Corporation (Raytheon) owned 5,371,980 shares of common stock of the Company, representing an approximate 38.2% interest in the Company’s outstanding common stock. The Company acquires various aircraft parts from Raytheon for maintenance. Total payments for the various aircraft parts were $0.9 million in 2004, $1.1 million in 2003, and $1.6 million in 2002. See Note 2 to the financial statements, “Restructuring Agreement with Raytheon Aircraft Credit Corporation,” for further information regarding the Company’s ongoing transactions with Raytheon.

(b) Non-aircraft Lease Commitments. The Company leases certain maintenance and terminal facilities under operating leases, which provide for approximate future non-cancelable minimum lease payments, as follows:

2005	$1,992,874
2006	1,889,940
2007	1,824,549
2008	1,779,183
2009	1,779,183
Thereafter	1,779,183

$11,044,912

(c) Litigation. The Company is a defendant in a lawsuit arising from a gear-up landing of one of the Company’s Beechcraft 1900D aircraft at O’Hare International Airport in Chicago, Illinois on February 10, 2001. Seven plaintiffs filed suit against the Company, United Air Lines, Inc., and the flight crew of the aircraft. The complaint alleges that the plaintiffs suffered personal injuries as passengers aboard the aircraft when the pilots allegedly landed the aircraft without extending the landing gear. The Company’s insurance carrier is providing for the Company’s defense in the lawsuit, and the Company believes that any claims that arise from the accident that are not covered by insurance will not have a material adverse effect on the Company’s financial position, result of operations, or cash flows.

The Company is a party to other ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

(d) Union Agreements. Approximately 41% of the Company’s employees are represented by unions. The Company’s pilots are represented by the International Brotherhood of Teamsters. The Company’s labor agreement with the pilots became amendable October 30, 2000, and negotiations are continuing. In March 2002, the Company’s pilots voted to authorize a strike in the event that negotiations did not result in an amended contract. The Company’s flight attendants are represented by the International Brotherhood of Teamsters, and the agreement with the flight attendants became amendable April 2002. In 2003, the Company’s dispatchers voted to be represented by the International Brotherhood of Teamsters. As of February 28, 2005, the Company and the dispatchers were in active negotiations for an initial labor agreement.

(e) Air Carrier Security Fees. Included in the Company’s current liabilities is $2.2 million of funds collected or assessed for security matters in fiscal years 2001 through 2003. The Company is seeking a reduction in the amount payable for such matters.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

(11)	Selected Quarterly Financial Data (Unaudited)

The following table presents selected quarterly unaudited financial data for each of the years ended December 31, 2004 and 2003 (in thousands, except for per share information):

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Operating revenues	$18,087	$19,551	$20,200	$18,510	$76,348
Operating income (loss)	(1,247)	837	1,576	987	2,153
Net income (loss)	436	2,421	1,278	1,494	5,629
Net income (loss) per share
Basic	$0.03	$0.17	$0.09	$0.11	$0.40
Diluted	0.03	0.17	0.09	0.10	0.39
Weighted average shares outstanding
Basic	14,072	14,072	14,072	14,072	14,072
Diluted	14,079	14,205	14,189	14,302	14,302

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Operating revenues	$16,726	$18,218	$21,273	$19,544	$75,761
Operating income (loss)	(3,335)	478	3,504	(287)	360
Net income (loss)	(3,918)	(513)	4,489	1,732	1,790
Net income (loss) per share
Basic and Diluted	$(0.28)	$(0.04)	$0.32	$0.12	$0.13
Weighted average shares outstanding
Basic and Diluted	14,052	14,052	14,059	14,061	14,061

In the second and third quarters of 2003, the Company recognized increased revenues due to receipt of additional EAS subsidy revenues for (i) adjustments relating to prior periods and (ii) rate increases on existing routes. In addition, the Company recognized decreased operating expenses primarily attributable to a credit received by the Company for previously paid war-risk insurance, as covered by the FAA insurance program.

In the first and second quarters of 2004, the Company recognized gains from extinguishment of debt, and in the third and fourth quarters of 2003, the Company recognized gains from extinguishment of debt as discussed in Note 2.

GREAT LAKES AVIATION, LTD.

Notes to Financial Statements

Years Ending on December 31, 2004, 2003, and 2002

The above financial data includes normal recurring adjustments and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of such financial data. The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.

GREAT LAKES AVIATION, LTD.

Schedule II - Valuation and Qualifying Accounts

The following represents the additions and deletions to the Company’s inventory and equipment reserves during 2004, 2003, and 2002.

	Balance at beginning of year (1)	Charged to costs and expenses	Write-off of obsolete components	Balance at end of year
2004 Inventory and equipment reserves	$6,980,291	$36,000	$(139,975)	$6,876,316
2003 Inventory and equipment reserves	7,017,137	172,500	(209,346)	6,980,291
2002 Inventory and equipment reserves	6,565,809	451,328	—	7,017,137

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required or not applicable or the information required has been included elsewhere in the financial statements and related Notes.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent auditors during the Company’s two most recent fiscal years or any subsequent interim period.

Item 9A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(f)) that is designed to provide reasonable assurance that information that is required to be disclosed is accumulated and communicated to management timely. At the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC.

During the Company’s most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Registrant

The following table provides information with respect to the Company’s directors and executive officers as of March 28, 2005. Each director has been appointed to serve until his or her successor has been duly elected and qualified. Each executive officer has been appointed to serve until his successor is duly appointed by the Board of Directors or his earlier removal or resignation from office.

Name	Age	Title
Douglas G. Voss	50	Chairman of the Board of Directors
Charles R. Howell IV	47	Chief Executive Officer
Michael O. Matthews	48	Vice President and Chief Financial Officer
Michael L. Tuinstra	51	Treasurer
Gayle R. Brandt	45	Director
Vernon A. Mickelson	78	Director
John Reardon	59	Director
Ivan L. Simpson	54	Director

Douglas G. Voss. Mr. Voss co-founded the Company in 1979 and served in the position of Chief Executive Officer from the Company’s inception until December 31, 2002. Mr. Voss has served as a director of the Company since the Company’s inception and became Chairman of the Board of Directors on December 31, 2002. Mr. Voss became a pilot in 1974 and holds both an Airline Transport Pilot Certificate and an Airframe and Powerplant Mechanic Certificate. Mr. Voss is a graduate of Colorado Aero Tech. In 1977 and 1978, Mr. Voss was employed as a mechanic for a subsidiary of Executive Beechcraft, Inc. Mr. Voss has also served the Company in a number of operational positions, including Director of Maintenance and Director of Operations.

Charles R. Howell IV. Mr. Howell became the Chief Executive Officer of the Company on December 31, 2002. Mr. Howell served as Chief Operating Officer from August 2002 until December 31, 2002. Prior to joining the Company, Mr. Howell was the President and Chief Executive Officer of Corporate Airlines, Inc., a Nashville-based airline that he co-founded in 1996.

Michael O. Matthews. Mr. Matthews became the Vice President and Chief Financial Officer of the Company on March 28, 2005. Mr. Matthews joined the Company in November 2004 as Vice President of Finance. Prior to joining the Company, Mr. Matthews was employed as Director of Treasury for Budget Group, Inc. Prior to joining Budget Group, Inc. in 2000, Mr. Matthews has held management positions in the financial services industry including Newcourt Financial, MetLife Capital, Sanwa Business Credit and Societe Generale Financial Corporation.

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

Vernon A. Mickelson. Mr. Mickelson became a director of the Company in January 1994. For more than the past seventeen years, Mr. Mickelson has been self-employed as a consultant. He provided services to the Company concerning matters involving FAA regulatory compliance and maintenance quality control from 1988 to 1994. Mr. Mickelson has worked in the aviation industry since 1949, primarily in the field of aircraft manufacturing and maintenance. From 1969 to 1988, Mr. Mickelson was employed by the FAA in flight standards as principal inspector and supervisor of FAA maintenance and avionics inspectors assigned in the States of Indiana and Iowa. In his career, he has held or holds several FAA maintenance certificates and FAA designations in aircraft maintenance in addition to holding a commercial pilot’s certificate. Mr. Mickelson is a graduate of Spartan School of Aeronautics in 1948-49, specializing in airline service maintenance.

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

Name	Age	Title
Norma K. Courtney	58	Vice President of Customer Service
Kurt Franklin	39	Vice President of Maintenance
James Fohl	44	Director of Quality Control/Quality Assurance
Tory A. Meisel	34	Director of Flight Operations
Christine Smith	29	Human Resources Manager

Norma K. Courtney. Ms. Courtney joined the Company in May 1987 as Customer Service Manager and served as Director of Security, Manager of Customer Service Training and Director of Stations. She was promoted to her current position as Vice President of Customer Service in May 2004.

Kurt Franklin. Mr. Franklin joined the Company in July 1991 as Grand Island Maintenance Base Manager. He also held positions of Regional Maintenance Base Manager, Interim Director of Maintenance, Certified Repair Station Manager and was promoted to Vice President of Maintenance in January 2005.

James Fohl. Mr. Fohl joined the Company as Maintenance Controller in March 2000. He became the Certified Repair Station Manager in November 2003. He was promoted to Director of Maintenance in January 2005 and was promoted to his current position as Director of Quality Control/Quality Assurance in March 2005.

Tory A. Meisel. Mr. Meisel joined the Company in the Flight Operations Department in 1992. Mr. Meisel served as a Flight Control Supervisor until 2000 when he accepted the position of Assistant Director of Operations. In 2002, he assumed the role of Director of Safety and then accepted the Director of Operations position in 2004. Mr. Meisel has served as a pilot for the Company since 1993.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and provide the Company with copies of such reports. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, its directors and executive officers filed all reports on a timely basis.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Company’s code of ethics is attached to this report as an exhibit. In addition, the text of the Company’s code of ethics is posted on the Company’s web site at www.greatlakesav.com.

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

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Secutities Underlying Options
Charles R. Howell IV (1)
Chief Executive Officer	2004	$120,000	$15,000	—		—
	2003	$120,000	—	—		—
	2002	$37,042	—	—		200,000

Douglas G. Voss (2)	2004	$120,000	—	—		—
Chairman of the Board	2003	$120,000	—	—		—
	2002	$69,895	—	—		200,000

Michael L. Tuinstra (3)	2004	$95,818	$9,000	$4,193	(4)	—
Treasurer	2003	$80,729	—	$3,229	(4)	—
	2002	$69,895	—	$2,796	(4)	—

(1)	Mr. Howell joined the Company as Chief Operating Officer in August 2002 and served in that capacity until December 31, 2002. On December 31, 2002, Mr. Howell was elected Chief Executive Officer.
(2)	Mr. Voss served as Chief Executive Officer of the Company until December 31, 2002. On December 31, 2002, Mr. Voss was elected Chairman of the Board of Directors.
(3)	Mr. Tuinstra became the Company’s Treasurer in January 2002.
(4)	The amounts shown are matching contributions made by the Company on behalf of Mr. Tuinstra under the Company’s 401(k) retirement savings plan.

During the fiscal year ended December 31, 2004, the Company did not grant any stock options to any Named Executive Officers.

The following table sets forth information concerning the unexercised options held by the Named Executive Officers as of December 31, 2004. No options were exercised by the Named Executive Officers during fiscal year 2004.

Fiscal Year-End Option Values

	Number of Securities Underlying UnexercisedOptions at Fiscal Year End		Value of Unexercised In-the Money Options at Fiscal Year End (1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas G. Voss	300,000	—	$120,000	$—
Charles R. Howell IV	200,000	—	$120,000	$—

(1)	Market value of underlying securities at fiscal year end minus the exercise price.

Employment Agreements

On December 31, 2002, the Company entered into employment agreements with Mr. Voss and Mr. Howell, under which they serve as Chairman of the Board of Directors and Chief Executive Officer, respectively. The agreements entitle each executive to receive a base salary of $120,000 annually and to participate in the Company’s compensation and benefit plans. The agreements expired on December 30, 2004. The agreements are extendable for up to two consecutive one year terms. As partial consideration for entering into these employment agreements, Messrs. Voss and Howell each received stock options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The options vested ratably on the first and second anniversary date of the employment agreements.

Compensation Committee Interlocks and Insider Participation

Messrs. Mickelson, Simpson, and Reardon comprised the Compensation Committee for purposes of setting compensation levels for 2004. No member of the Compensation Committee was an officer or employee of the Company or its subsidiary during the fiscal year ended December 31, 2004. Mr. Simpson was an officer and employee of the Company from 1979 through 1987. No executive officer of the Company served as a member of the compensation committee or the board of directors of another entity, one of whose executive officers served on the Company’s Compensation Committee or Board during the fiscal year ended December 31, 2004.

Compensation of Directors

Directors of the Company who are not employees of the Company participate in the Company’s 1993 Director Stock Option Plan, receive $1,000 for each meeting of the Board or a meeting of a committee of the Board attended (not to exceed $1,000 per day), and are reimbursed for out-of-pocket expenses incurred on behalf of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains certain information as of February 28, 2005 regarding the beneficial ownership of the Common Stock by (i) each person known to the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the summary compensation table, and (iv) all directors and executive officers of the Company as a group. Any shares that are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o Great Lakes Aviation, Ltd., 1022 Airport Parkway, Cheyenne, Wyoming 82001.

	Amount and Nature of Beneficial Ownership (1)		Percentage of Outstanding Stock
Douglas G. Voss	5,889,245	(2)(3)	40.2%
Raytheon Aircraft Credit Corporation	5,371,980		38.2%
10511 E. Central Avenue
Wichita, Kansas 67206

Gayle R. Brandt	1,989,342	(2)(3)	13.6%
1218 Summer Circle Drive
Okoboji, Iowa 51355

Iowa Great Lakes Flyers, Inc.	1,051,658	(4)	7.2%
1965 330th Street
Spencer, Iowa 51301

Tennenbaum & Co., LLC	858,400	(5)	5.9%
1999 Avenue of the Stars, 32nd Floor
Los Angeles, California 90067

Michael E. Tennenbaum	858,400	(6)	5.9%
1999 Avenue of the Stars, 32nd Floor
Los Angeles, California 90067

Charles R. Howell IV	200,000	(7)	1.4%

Vernon A. Mickelson	37,000	(8)	*
1209 3rd Avenue West
Spencer, Iowa 51301

Ivan L. Simpson	20,450	(9)	*
21261 North Bay Drive
Spirit Lake, Iowa 51360

John Reardon	4,000	(10)	*

Michael L. Tuinstra	14,430	(11)	*

All directors and executive officers as a group (8 persons)	6,189,125	(12)	42.1%

*	Indicates ownership of less than 1% of the outstanding shares of Common Stock.

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” as set forth in the regulations of the SEC and accordingly, may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person, as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of February 28, 2005. The same shares may be beneficially owned by more than one person.
(2)	Mr. Voss is the beneficial owner of 2,848,245 shares of Common Stock, which includes 300,000 shares of Common Stock subject to currently exercisable options. Ms. Brandt is the record owner of 1,979,342 shares of Common Stock and 10,000 shares of Common Stock subject to currently exercisable options. The 1,979,342 shares of Common Stock owned by Ms. Brandt and the 1,051,658 shares of Common Stock owned by Iowa Great Lakes Flyers, Inc. are included in the 5,889,245 shares of Common Stock reported by Mr. Voss.
(3)	Ms. Brandt has granted to Mr. Voss an irrevocable proxy to vote her shares of Common Stock (the Shares) until June 28, 2010. Mr. Voss and Ms. Brandt have also entered into a Shareholder Buy-Sell Agreement (the Agreement) with respect to the Shares. The term of the Agreement (the Term) is until June 28, 2010 or until such time as Ms. Brandt does not own any Shares or the Company is dissolved or liquidated. Pursuant to the Agreement, Ms. Brandt could not sell any Shares until June 28, 1999, at which time she was able to sell 470,000 Shares and an additional 235,000 Shares in each year thereafter. Mr. Voss, however, has been granted a right of first refusal to purchase for the market price any Shares that Ms. Brandt desires to sell. The Agreement also provides Mr. Voss the option to purchase any Shares at any time during the Term for the market price of shares of Common Stock. The Agreement provides that in any transaction in which Mr. Voss sells greater than 5% of his shares of Common Stock, Mr. Voss has the right to compel Ms. Brandt to include the Shares held by her in such transaction on the same terms as the shares of Common Stock of Mr. Voss. In turn, Ms. Brandt has the right to have her Shares included by Mr. Voss in any such transaction on a pro rata basis. The Agreement also provides Mr. Voss with the right to purchase the Shares at the market price upon the death of Ms. Brandt or upon an involuntary disposition of the Shares held by Ms. Brandt. Pursuant to the Agreement, Mr. Voss will vote all shares of Common Stock beneficially owned by him (including the Shares) for the election of Ms. Brandt to the Board.
(4)	Beneficial ownership of all 1,051,658 shares of Common Stock is shared with Douglas G. Voss.
(5)	Beneficial ownership of all 858,400 shares of Common Stock is shared with Michael E. Tennenbaum.
(6)	Beneficial ownership of all 858,400 shares of Common Stock is shared with Tennenbaum & Co., LLC.
(7)	Includes 200,000 shares of Common Stock subject to currently exercisable options.
(8)	Includes 30,000 shares of Common Stock subject to currently exercisable options.
(9)	Includes 20,000 shares of Common Stock subject to currently exercisable options.
(10)	Includes 4,000 shares of Common Stock subject to currently exercisable options.
(11)	Includes 12,000 shares of Common Stock subject to currently exercisable options.
(12)	Includes an aggregate of 580,000 shares of Common Stock subject to currently exercisable options.

Equity Compensation Plan Information

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (A)	Weighted-average exercise price of outstanding options, warrants, and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A,C)
Equity compensation plans approved by security holders	590,000	$0.88	0	(1)

(1)	As of October 31, 2003, no additional options may be granted under either the Company’s Employee Stock Purchase Plan or the Company’s 1993 Director Stock Option Plan. In addition, as of November 30, 2003, all shares authorized under the Company’s Employee Stock Purchase Plan had been issued and sold, and the Employee Stock Purchase Plan expired by its terms.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Raytheon Aircraft Credit Corporation. As of February 28, 2005, Raytheon Aircraft Credit Corporation (Raytheon) owned 5,371,980 shares of common stock of the Company, representing an approximate 38.2% interest in the Company’s outstanding common stock. The Company issued the shares to Raytheon as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. See “Business” for a description of the Restructuring Agreement, including certain continuing rights and obligations of the parties.

Iowa Great Lakes Flyers, Inc. Douglas G. Voss is the sole owner of Iowa Great Lakes Flyers, Inc. (Flyers), a corporation that owns and operates four-passenger and six-passenger aircraft and a fleet of rental cars that are leased to the Company. Until April 2002, the Company also leased a Beechcraft 1900D aircraft from Flyers. The Company believes that its leases with Flyers are on terms no less favorable to the Company than would be similar transactions with unaffiliated third parties. In conjunction with these leases, the Company made a payment of $35,400 during 2004 to Flyers. Additionally, from time to time Flyers loans funds to the Company on a short term basis. As of December 31, 2003, the Company had an outstanding liability in the amount of $260,000 for amounts due and payable under the various leases with Flyers. This amount was paid in 2004 with a payment of $160,000 and aircraft deposit credit to Flyers.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of KPMG LLP has been the independent auditors for the Company since 1998. Fees paid to KPMG LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services provided during the years ended December 31, 2004 and 2003 were $173,500 and $164,500 respectively. Audit services consisted primarily of the audit and quarterly reviews of the Company’s financial statements, statutory audits required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with generally accepted audited standards.

Audit-Related Fees. Fees for audit-related services provided during the years ended December 31, 2004 and 2003 were $12,000 and $20,465, respectively. Audit-related services consisted primarily of professional services provided with respect to yearly audits of the Company’s 401(k) employee savings plan .

Tax Fees. Fees for tax services provided during the years ended December 31, 2004 and 2003 were $18,400 and $149,553, respectively. Tax services included professional services provided for preparation of federal and state tax returns, review of tax returns prepared by the Company, assistance in assembling date to respond to governmental review of past tax filings, and tax advice, exclusive of tax services rendered in connection with the audit.

All Other Fees. During the fiscal year 2004 and fiscal year 2003, no other types of professional services were provided by KPMG to the Company. Accordingly, fees for other types of professional services for the years ended December 31, 2004 and 2003 were $0 and $0, respectively.

Audit Committee Pre-Approval Policies and Procedures

The amended charter of the audit committee provides that the audit committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for the Company by the independent auditors, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent auditors include the committee reviewing a budget for audit services, audit-related services, tax services, and other services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are anticipated at the time the budget is submitted. Committee approval would be required to exceed the budgeted amount for a particular category of services or to engage the independent auditors for any services not included in the budget. The audit committee periodically monitors the services rendered by, and actual fees paid to, the independent auditors to ensure that such services are within the parameters approved by the committee. The text of the audit committee charter is posted on the Company’s web site at www.greatlakesav.com. The Audit Committee has pre-approved all of the services the Company received KPMG LLP during fiscal year 2004.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial statements of the Company included in Item 8, “Financial Statements and Supplementary Data”:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2004 and 2003

(iii)	Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

(iv)	Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2004, 2003 and 2002

(v)	Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002

(vi)	Notes to Financial Statements

(2)	Financial statement schedule included in Item 8, “Financial Statements and Supplementary Data”:

(i)	Schedule II - Valuation and Qualifying Accounts

(3)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Annual Report on Form 10-K (pages E-1 through E-3).

(b)	An Exhibit Index is contained on page E-1.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: March 31, 2005	By:	/s/ Charles R. Howell IV
Charles R. Howell IV,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Douglas G. Voss, Charles R. Howell IV, and Michael O. Matthews, and each of them individually, as his or her true and lawful agent, proxy, and attorney-in-fact, with full power of substitution and resubstitution for such individual and in such individual’s name, place, and stead, in any and all capacities, to act on, sign, and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto and to take any and all actions that may be necessary or appropriate in connection therewith, and each such individual hereby approves, ratifies, and confirms all that such agents, proxies, and attorneys-in-fact, any of them, or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Douglas G. Voss	Chairman of the Board and Director	March 31, 2005
Douglas G. Voss

/s/ Charles R. Howell IV	Chief Executive Officer (Principal Executive Officer)	March 31, 2005
Charles R. Howell IV

/s/ Michael O. Matthews	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2005
Michael O. Matthews

/s/ Gayle R. Brandt	Director	March 31, 2005
Gayle R. Brandt

/s/ Vernon A. Mickelson	Director	March 31, 2005
Vernon A. Mickelson

/s/ John Reardon	Director	March 31, 2005
John Reardon

/s/ Ivan L. Simpson	Director	March 31, 2005
Ivan L. Simpson

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

10.2	1993 Director Stock Option Plan. (1)

10.3	Great Lakes Aviation, Ltd. Employee Stock Purchase Plan. (1)

10.4	Restructuring Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.5	Group A Return Conditions Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.6	Form of Promissory Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.7	Form of Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.8	Form of First Amendment to Lease Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.9	Deferral Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.10	Senior Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.11	Subordinated Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.12	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.13	Fourth Amendment to Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.14	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Credit Corporation and the Company. (2)

10.15	Form of Lockup Agreement, dated December 31, 2002. (2)

E-1

10.16	Settlement Agreement and Covenant Not to Execute, dated August 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.17	Deferral Agreement, dated November 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.19	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

10.20	Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

10.21	Letter Agreement, dated April 11, 2003, by and between Boeing Capital Corporation and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (2)

10.22	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (3)

10.23	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (3)

10.24	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.25	Term Cost PlanTM Agreement dated April 1, 2004 executed by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and an application requesting confidential treatment of the excluded material has been filed with the SEC. (6)

10.26	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (6)

10.27	Installment Payment Agreement between the Company and the United States Department of Homeland Security Transportation Security Administration dated August 11, 2004. (7)

14	Code of Ethics. Filed herewith.

23	Consent of KPMG LLP. Filed herewith.

24	Powers of Attorney. Included on signature page to Form 10-K.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer. Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

E-2

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer. Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 0-23224)
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23224)
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (File No. 0-23224)
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23224)

E-3