Form 10-Q
period 2005-03-31
GREAT LAKES AVIATION LTD
filed 2005-05-16
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, 14,071,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

Cautionary Statement Regarding Forward-Looking Statements

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. (Great Lakes or the Company) notes that certain statements in this Quarterly Report on Form 10-Q and elsewhere are forward-looking and provide other than historical information. The Company’s management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words, “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the statements contained in this Quarterly Report on Form 10-Q or elsewhere should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

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

(ii)	re-negotiate the Company’s debt and lease obligations to a level that the Company can reasonably service, based upon the Company’s current and projected cash flows;

4)	the effect of general economic conditions on business and leisure travel;

5)	the incidence of domestic and international terrorism and military actions;

6)	the level of passenger confidence in the safety of air travel;

7)	the volatility of fuel costs;

8)	seasonality of passenger traffic;

9)	the continued receipt of Essential Air Service subsidies;

10)	increases in insurance and security expenses;

11)	the possibility of increased competition from other air carriers (including United and Frontier) and from ground transportation;

12)	the acceleration of one or more of the Company’s debt obligations that would force the Company to seek legal protection or discontinue operations; and

13)	the level of regulatory and environmental costs.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and the Company does not undertake to update any forward-looking statements except as required by law in the normal course of its public disclosure practices.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

	March 31, 2005 (unaudited)	December 31, 2004
Assets
Current assets:
Cash	$2,216,360	$1,111,375
Accounts receivable, net of allowance of $160,000, at March 31, 2005 and December 31, 2004	3,775,485	5,109,726
Inventories, net	1,939,316	1,849,386
Prepaid expenses and other current assets	747,025	757,380

Total current assets	8,678,186	8,827,867

Property and equipment:
Flight equipment, including aircraft to be returned	128,356,228	128,463,314
Other property and equipment	8,709,684	8,387,242
Less accumulated depreciation and amortization	(45,523,971)	(44,009,485)

Total property and equipment	91,541,941	92,841,071

Other assets	1,625,021	1,627,021

Total assets	$101,845,148	$103,295,959

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of long-term debt	$13,252,706	$15,366,799
Long-term debt classified as current	86,134,622	84,978,573
Accounts payable	9,199,413	9,860,108
Accrued liabilities and unearned revenue	6,834,562	5,154,919
Deferred lease payments	7,645,498	7,210,126

Total current liabilities	123,066,801	122,570,525

Long-term debt, net of current maturities	89,325	141,168
Deferred credits	304,750	316,460

Stockholders’ equity (deficit):
Common stock, $0.01 par value.	140,720	140,720
Authorized: 50,000,000 shares
Issued and outstanding: 14,071,970 at March 31, 2005 and at December 31, 2004
Paid-in capital	33,468,644	33,468,644
Accumulated deficit	(55,225,092)	(53,341,558)

Total stockholders’ equity (deficit)	(21,615,728)	(19,732,194)

Total liabilities and stockholders’ equity (deficit)	$101,845,148	$103,295,959

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2005	2004
Operating Revenues:
Passenger	$11,647,202	$12,607,044
Public service	4,369,902	5,199,296
Freight, charter, and other	168,054	280,781

Total operating revenues	16,185,158	18,087,121

Operating expenses:
Salaries, wages, and benefits	5,177,580	5,815,523
Aircraft fuel	3,369,647	3,363,514
Aircraft maintenance, materials, and repairs	2,391,600	2,442,994
Commissions	46,199	60,889
Depreciation and amortization	1,647,685	1,724,980
Aircraft rental	440,397	625,357
Other rentals and landing fees	1,173,494	1,279,281
Other operating expense	3,305,079	4,021,535

Total operating expenses	17,551,681	19,334,073

Operating income (loss)	(1,366,523)	(1,246,952)

Other income (expense):
Interest expense, net	(517,011)	(420,488)
Net gain on disposal of assets	0	43,924
Gain on termination of aircraft lease	0	709,988
Gain on extinguishment of debt	0	1,349,559

Income (loss) before income taxes	(1,883,534)	436,031

Income tax expense	—	—

Net income (loss)	$(1,883,534)	$436,031

Net income (loss) per share:
Basic	$(0.13)	$0.03
Diluted	$(0.13)	$0.03

Average shares outstanding:
Basic	14,071,970	14,071,970
Diluted	14,072,751	14,079,397

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(1,883,534)	$436,031
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,647,685	1,724,979
Non-cash loss on write-off of obsolete parts inventory	76,171	78,918
Non-cash net gain on disposition of assets	0	(43,924)
Non-cash gain on termination of lease	0	(709,988)
Non-cash gain on extinguishment of debt	0	(1,349,559)
Change in current operating items:
(Increase)/Decrease in accounts receivable	1,334,242	987,900
(Increase)/Decrease in inventories	(89,930)	(240,231)
(Increase)/Decrease in prepaid expenses and other current assets	133,333	(902,089)
Increase/(Decrease) in accounts payable	(660,695)	110,017
Increase/(Decrease) in accrued liabilities and unearned revenue	636,788	(673,080)
Increase/(Decrease) in deferred lease payments	435,372	207,263

Net cash provided by operating activities	1,629,432	(373,763)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(424,727)	(370,003)
Decrease (increase) in other assets	0	356

Net cash flows used in investing activities	(424,727)	(369,647)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(99,720)	(1,538,978)

Net cash used in financing activities	(99,720)	(1,538,978)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,104,985	(2,282,388)

Cash and Cash Equivalents:
Beginning of period	1,111,375	3,700,511

End of period	$2,216,360	$1,418,123

Supplementary cash flow information:
Cash paid during the period for interest	$80,485	$880,964

Non-cash transactions:
Extinguishment of outstanding debt principal on aircraft returned to Raytheon	$0	$3,294,923

Conversion of accrued liability into long-term note payable	$0	$2,250,000

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

General

The financial statements included herein have been prepared by Great Lakes Aviation, Ltd. (the Company), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the SEC). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The information furnished in the Company’s financial statements includes normal recurring adjustments and reflects all adjustments, that are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company’s business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. However, the Company believes that the disclosures in this report are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2004 and the notes that were included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC.

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

The Company assesses its routes and the usefulness of its flight equipment and evaluates its aircraft on a continuing basis to determine if there has been an impairment to their remaining values under provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the Company determines that the total of the future undiscounted cash flows is less than the carrying value of an aircraft or group of aircraft, a loss will be recognized for the difference between the fair value and the carrying value of that aircraft of group of aircraft.

NOTE 1. Liquidity and Going Concern

In an audit opinion report dated March 11, 2005 on the Company’s financial statements for the fiscal year ended December 31, 2004, the Company’s independent auditors included an explanatory paragraph stating (i) that the Company suffered a significant loss in the year ended December 31, 2002, and (ii) that, as of December 31, 2004, the Company had liabilities in excess of assets. As a result, the Company’s independent auditors indicated in the explanatory paragraph that these matters raised substantial doubt about the Company’s ability to continue as a going concern.

During the quarter ended March 31, 2005, the Company was unable to make the monthly payments due under the Company’s outstanding aircraft debt and lease obligations. As of March 31, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. The Company does not believe that it will be able to generate sufficient cash flows to satisfy the outstanding arrearages or regain compliance with the Company’s aircraft debt and lease agreements during the remainder of the Company’s fiscal year 2005. In the event that the Company is unable to (i) satisfy the outstanding arrearages, negotiate terms for restructuring the arrearages, or obtain alternative debt and lease financing, and (ii) make payments on all debt and lease obligations in a timely manner, the Company is at risk that one or more of the Company’s debt obligations will be accelerated, thereby forcing the Company to either seek legal protection from its creditors or discontinue operations.

As discussed in Note 5, “Events Related to Other Creditors Subsequent to March 31, 2005,” the Company continues to negotiate with the Company’s primary aircraft debt lender, Raytheon Aircraft Credit Corporation (Raytheon), to return additional aircraft and further restructure the Company’s debt financing. Concurrently, the Company is negotiating with creditors that have provided financing for the Company’s Brasilia aircraft to restructure those debt and lease obligations.

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

NOTE 2. Aircraft

As of March 31, 2005, the Company’s fleet consisted of 30 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft.

The following table presents a summary of the Company’s aircraft as of March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia
Owned	30	4	30	4
Operating leases	—	2	—	2

	30	6	30	6
Leased to another carrier	(2)	—	—	—

Available for operations	28	6	30	6

In February 2005, the Company leased two Beechcraft 1900D aircraft to another air carrier for periods ending February 28, 2006. The air carrier operator has the option to extend the leases to August 8, 2006.

NOTE 3. Notes Payable and Long-Term Debt

At March 31, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Furthermore, the Company does not believe that it will be able to generate sufficient cash flows to satisfy the outstanding arrearages or regain compliance with the Company’s aircraft debt and lease agreements during the remainder of the Company’s fiscal year 2005. Therefore, the amounts of the Company’s long-term debt that would otherwise be contractually due and payable after one year are reflected on the Company’s balance sheets as “long-term debt classified as current.”

The amount of long-term debt classified as current also includes additional amounts of debt carried by the Company on its books pursuant to the provisions of the Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring (SFAS No. 15). This additional debt is being amortized as a reduction of interest expense over the remaining term of the debt.

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth, as of March 31, 2005 and December 31, 2004, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt, the amounts of long-term debt classified as current, and the additional amounts of debt carried by the Company on its books pursuant to SFAS No. 15:

	March 31, 2005	December 31, 2004
Long-Term Debt:
Raytheon Aircraft Credit Corporation	$80,792,702	$80,845,495
Additional carrying value under SFAS 15	14,544,317	15,454,482
Other long-term notes	4,139,634	4,186,563

Total long-term debt	99,476,653	100,486,540

Less:
Raytheon Aircraft Credit Corporation current maturities of long term debt and additional carrying value under SFAS 15	(11,192,397)	(13,581,404)
Other current maturities of long-term debt	(2,060,309)	(1,785,395)

Long-term debt net of current maturities	86,223,947	85,119,741

Less:
Raytheon Aircraft Credit Corporation long-term debt reclassified as current and additional carrying value under SFAS 15	(84,144,622)	(82,718,574)
Other long-term debt reclassified as current	(1,990,000)	(2,259,999)

Long-term debt classified as current	(86,134,622)	(84,978,573)

Net long-term debt	$89,325	$141,168

Reduction of Debt Balances. During the first quarter of 2005, the Company made principal payments in the aggregate amount of $0.1 million against the Company’s outstanding debt balances. In addition, in accordance with the provisions of SFAS No. 15, $1.0 million of interest expense during the first quarter of 2005 on debt obligations owed by the Company to Raytheon was applied against the carrying balances of the debt on the Company’s books.

NOTE 4. Stock Option Plans

In 1993, the Company adopted the Great Lakes Aviation, Ltd. 1993 Stock Option Plan and the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan (collectively, the Plans). The Plans permitted stock options in the aggregate of 1,300,000 shares of the Company’s common stock to be granted to key employees, officers and directors of the Company. Pursuant to their terms, both Plans expired on October 31, 2003. However, all outstanding options that were granted under the Plans remain in effect until such outstanding options have either expired or been cancelled.

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

The pro forma information in the following table shows the effect of determining the compensation expense for the Company’s Plans in accordance with SFAS No. 123:

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported	$(1,883,534)	$436,031
Pro forma net income (loss)	(1,884,198)	418,659
Basic income (loss) per share, as reported	(0.13)	0.03
Pro forma basic income (loss) per share	(0.13)	0.03
Diluted income (loss) per share, as reported	(0.13)	0.03
Pro forma diluted income (loss) per share	(0.13)	0.03

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

NOTE 5. Events Related to Other Creditors Subsequent to March 31, 2005

The Company leases two of its Beechcraft 1900D aircraft to another airline. As permitted under a lease assignment agreement with the Company, on April 21, 2005, Raytheon advised the lessee of these aircraft that an event of default had occurred under financing arrangements between Raytheon and the Company and that the lessee was directed to pay all amounts due and payable under the leases directly to Raytheon.

On April 25, 2005, Raytheon notified the Company that due to the Company’s current defaults, it intended to reduce its exposure by requiring the Company to return five Beechcraft 1900D aircraft to Raytheon by June 30, 2005. The five aircraft to be returned may not include either of the two aircraft the Company leases to another airline. Among other things, the notice requested a full monthly payment by April 29, 2005, the return of all six spare engines that had been loaned to the Company, the sale of the Company’s owned six spare engines, and the remitting of the proceeds to Raytheon. Upon return of the aircraft, Raytheon will release the Company from all future obligations under the related financing provided by Raytheon on the aircraft, but not the past due principal or interest payments.

On April 27, 2005, Boeing Capital Corporation (Boeing) gave the Company a notice of default under its lease agreements pursuant to which the Company leases two Embraer EMB-120ER aircraft, and directed the Company to pay Boeing, within five days, all amounts currently owing under those agreements. The notice stated that failure to do so would cause Boeing to exercise other rights as it deems appropriate. At April 27, 2005, the total amount due under the leases, including installments and penalty interest, was $7.6 million.

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

On April 29, 2005, the Company made a contractual monthly payment to Raytheon and made payments to Boeing, CIT Group and FINOVA.

The Company’s lease of two Beechcraft 1900D aircraft to another airline partially achieved the Company’s objective of eliminating a total of five 1900D aircraft from its fleet. The other airline has requested the Company to lease it a third 1900D aircraft. Raytheon’s requirement that the Company return five aircraft could have a significant adverse impact on the Company’s operations and would require reductions in scheduled operations, the effect of which is currently being determined. The Company has asked Raytheon to accept the return of the two aircraft under lease, as well as the related leases, as a part of the return count. The Company would seek to amend the engine maintenance agreement to recognize (i) the Company’s need to retain a minimum of two spare engines and (ii) reductions in cost due to the elimination from the maintenance program of engines needing overhauls on aircraft returned to Raytheon and the sale of spare engines.

As long as the Company remains in default under its basic debt agreement or if it does not comply with Raytheon’s demand described above, Raytheon could, among other things, declare all unpaid principal and interest immediately due and payable and take possession of all the Beechcraft 1900D aircraft, one Embraer EMB-120ER aircraft, and other assets of the Company. Boeing could terminate the leases on two Embraer EMB-120ER aircraft and take legal action to recover the past due lease installments and related interest, as well as the stipulated value of the aircraft. CIT Group could declare debt obligations due to it from the Company in default and seek to recover amounts the Company owes by the sale of the three owned Embraer EMB-120ER aircraft that collateralize its debt.

Since entering into the Restructuring Agreement with Raytheon in December 2002, the Company has been in continual negotiations with Raytheon, its principal aircraft creditor, to recognize changes in fare levels, competition, and the changing strategies of its code sharing partners. Discussions with Raytheon have included proposed modifications of the schedule of debt payments to reflect seasonal cash flows and the return of aircraft that have become surplus to the Company’s operations. The Company continues to negotiate with Raytheon, Boeing, CIT Group and FINOVA to assure availability of sufficient aircraft and spare engines and to achieve a restructuring of its obligations consistent with reasonably expected future cash flows. The Company does not know whether it will be successful in such negotiations or whether the terms of any restructuring will permit continued operations at the current level.

NOTE 6. Reclassifications

Certain prior year balances were reclassified to conform to the current year presentation. Those reclassifications had no impact on net income or stockholders’ equity as previously reported.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Air Lines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of May 1, 2005, the Company is providing scheduled passenger service at 37 airports in 10 states with a fleet of Embraer EMB-120 Brasilias and Beechcraft 1900D regional airliners. A total of 184 weekday flights are scheduled at three hubs, with 156 flights at Denver, 10 flights at Albuquerque, and 10 flights at Phoenix. All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code-share agreements with United Airlines and Frontier Airlines at the Denver International Airport hub. See Note 1 to the Financial Statements for a discussion of liquidity and the Company’s ability to continue as a going concern.

General information about the Company can be found at www.greatlakesav.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through the Company’s web-site as soon as reasonably practicable after the Company has filed such reports with, or furnished them to, the United States Securities and Exchange Commission (the SEC). Information on the Company’s web-site is not incorporated into, nor a part of, this Quarterly Report on Form 10-Q or any of the Company’s other filings with the SEC.

Current Year Developments

Termination of Air Service to Certain Destinations. During the first quarter of 2005, the Company did not terminate service to any cities. The Company ceased and transitioned service to Sheridan, Wyoming on April 3 2005 due to the loss of the market to another Essential Air Service carrier.

Changes in Levels of Air Passenger Service to Certain Destinations. During the first quarter of 2005, the Company upgraded its air passenger services to two cities in Wyoming, Riverton and Rock Springs, by converting one daily round-trip for each of the destinations from a 19-passenger Beechcraft 1900D aircraft to a 30-passenger Embraer Brasilia Model 120 aircraft.

Essential Air Service Contracts. On January 3, 2005 the DOT issued an Order permitting Great Lakes to suspend service to Santa Fe, New Mexico after March 1, 2005. On March 12, 2005, the Company was authorized to serve Enid and Ponca City, Oklahoma to Denver, Colorado. On March 16, 2005, the Company was awarded three new cities, Show Low, Prescott, and Kingman, Arizona and the renewal of Page, Arizona with service into Phoenix, Arizona. Show Low, Arizona service commenced May 1, 2005, and Kingman and Prescott, Arizona service will commence June 5, 2005.

The Arizona Department of Transportation along with the consortium of Kingman, Prescott, Show Low, Page, and Sierra Vista, Arizona was awarded a grant provided by the DOT Small Community Air Service Development Program. A portion of the grant went to start air service to Sierra Vista/Fort Huachuca, Arizona on March 1, 2005.

Other Essential Air Service Matters. The DOT is required to reimburse subsidized carriers for increases in costs in excess of 10% over those used in determining the subsidy award. Fuel costs have increased beyond the 10% threshold; however, the amount of potential recovery of such costs, if any, is unknown.

The DOT has notified the Company that it will change the timing of subsidy payments, which will result in the slowing of cash received by the Company. The change in timing of payments is expected to occur by August 2005.

Events Related to Raytheon Aircraft Credit Corporation and Boeing Capital Corporation Subsequent to March 31, 2005. The Company received a demand for the return of certain aircraft from Raytheon Aircraft Credit Corporation and a notice of default from Boeing Capital Corporation in April 2005. See Note 5, “Events Related to Other Creditors Subsequent to March 31, 2005,” and “Liquidity and Capital Resources” below.

Results of Operations for the Three Months Ended March 31, 2005 and 2004.

The following table sets forth certain financial information regarding the Company’s results of operations for the three months ended March 31, 2005 and 2004.

Statement of Operations Data

(dollars in thousands)

	For the Three Months Ended March 31,
	2005				2004
	Amount	Cents per ASM		% Increase (decrease) from 2004	Amount	Cents per ASM
Operating revenues
Passenger	$11,647	17.7	¢	(7.6)%	$12,607	14.6	¢
Public service	4,370	6.6		(15.9)	5,199	6.0
Other	168	0.3		(40.2)	281	0.3

Total operating revenues	16,185	24.5		(10.5)	18,087	21.0

Salaries, wages, and benefits	5,178	7.9		(11.0)	5,815	6.8
Aircraft fuel	3,370	5.1		0.2	3,364	3.9
Aircraft maintenance materials and component repairs	2,392	3.7		(2.1)	2,443	2.8
Commissions	46	0.1		(24.6)	61	0.1
Depreciation and amortization	1,648	2.5		(4.5)	1,725	2.0
Aircraft rental	440	0.7		(29.6)	625	0.7
Other rentals and landing fees	1,173	1.8		(8.3)	1,279	1.5
Other operating expense	3,305	5.0		(17.8)	4,022	4.7

Total operating expenses	17,552	26.6		(9.2)	19,334	22.4

Operating income (loss)	(1,367)	(2.1)		(9.6)	(1,247)	(1.5)

Interest expense, net	(517)	(0.8)		23.1	(420)	(0.5)

Gain on disposal of assets	—				44	0.1
Gain on termination of aircraft lease	—				710	0.8
Gain on extinguishment of debt	—				1,349	1.6

Net income (loss)	$(1,884)	(2.9	)¢	(532.1)%	$436	0.5	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the three months ended March 31, 2005 and 2004.

	March 31, 2005		Increase/ (decrease) from 2004	March 31, 2004
Selected Operating Data:
Available seat miles (in thousands) (1)	66,128		-23.2%	86,144
Revenue passenger miles (in thousands) (2)	28,149		-14.0%	32,741
Revenue passengers carried	104,663		-10.2%	116,535
Departures flown	13,565		-24.8%	18,045
Passenger load factor (3)	42.6%		12.1%	38.0%
Average yield per revenue passenger mile (4)	41.4	¢	7.5%	38.5	¢
Cost per available seat mile (5)	26.6	¢	18.8%	22.4	¢
Average passenger fare (6)	$111.28		2.9%	$108.15
Average passenger trip length (miles) (7)	269		-4.3%	281
Average cost per gallon of fuel	$1.81		35.1%	$1.34

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(6)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(7)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Quarter 2005 to First Quarter 2004

Passenger Revenues. Passenger revenues were $11.6 million in the first quarter of 2005, a decrease of 7.6% from $12.6 million in the first quarter of 2004. The $1.0 million decrease in passenger revenues is primarily attributable to a 14.0% decrease in revenue passenger miles during the first quarter of 2005, which was partially offset by an increase in passenger yield of 7.5%. The Company’s available seat mile (ASM) capacity for the first quarter of 2005 decreased 23.2% from the ASM capacity for the first quarter of 2004 as a result of a decrease in the number of the Company’s regularly scheduled flights.

Public Service Revenues. At March 31, 2005, the Company served 24 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Public service revenues collected through the Essential Air Service Program decreased 15.9% to $4.4 million during the first quarter of 2005, as compared to $5.2 million during the first quarter of 2004. The reduction in public service revenue was due primarily to a reduction in the number of communities served by the Company under Essential Air Service Program.

Other Revenues. Other revenues were $0.2 million during the first quarter of 2005, a decrease of 40.2% from the first quarter of 2004. The 40.2% decrease was primarily due to reduced charter revenues which was partially offset by the rental income of two excess Beechcraft 1900D aircraft.

Operating Expenses. Total operating expenses were $17.6 million, or 26.6 cents per ASM, in the first quarter of 2005 as compared to $19.3 million, or 22.4 cents per ASM in the first quarter of 2004.

Salaries, Wages and Benefits. Salaries, wages, and benefits were $5.2 million in the first quarter of 2005, a decrease of 11.0% from $5.8 million in the first quarter of 2004. The decrease in salaries, wages, and benefits is primarily attributable to company-wide reductions in staffing levels and hours worked.

Aircraft Fuel Expense. Aircraft fuel expense and into-plane expense was $3.4 million, or 5.1 cents per ASM, in the first quarter of 2005. In comparison, the Company’s aircraft fuel expense and into-plane expense for the first quarter of 2004 was $3.4 million, or 3.9 cents per ASM. The 0.2% increase in the Company’s aircraft fuel expense is attributable to a 35% increase in the average cost of fuel per gallon, which was offset by a 24% decrease in consumption as the result of a 23.2% decrease in the Company’s available seat miles.

The average cost of fuel increased from $1.34 per gallon in the first quarter of 2004 to $1.81 per gallon in the first quarter of 2005. The effect of the $0.47 increase in cost per gallon was an increase in total cost of $0.9 million in 2005 from price changes only.

Aircraft Maintenance, Materials, and Component Repair Expense. Aircraft maintenance, materials, and component repair expense was $2.4 million during the first quarter of 2005, which was at approximately the same level as the first quarter of 2004. However, as a result of a 23.2% reduction in ASMs, the cost per ASM increased from 2.8 cents in the first quarter of 2004 to 3.7 cents in the first quarter of 2005. Total costs did not decline between the two periods because of the Company’s engine maintenance contract with Pratt & Whitney, which became effective in April 2004.

Depreciation and Amortization. Depreciation and amortization expense during the first quarter of 2005 was $1.6 million, or 2.5 cents per ASM, which was a decrease of 4.5% from $1.7 million, or 2.0 cents per ASM, in the first quarter of 2004. The decrease in depreciation expense is primarily attributable to the return of two surplus Beechcraft 1900D aircraft to Raytheon during the first half of 2004, in accordance with the Company’s 2002 Restructuring Agreement with Raytheon.

Aircraft Rental. Aircraft lease expense was $0.4 million during the first quarter of 2005, a decrease of 29.6% from $0.6 million in the first quarter of 2004. The decrease in aircraft lease expense is primarily attributable to the return of one surplus Beechcraft 1900D aircraft and two surplus Beechcraft 1900C aircraft to Raytheon during the first half of 2004, in accordance with the Company’s 2002 Restructuring Agreement with Raytheon.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.2 million during the first quarter of 2005, a decrease of 8.3% from $1.3 million during the first quarter of 2004. The decrease is primarily attributable to discontinued operations in Minneapolis, MN, Rapid City, SD, Wichita, KS, and Casper, WY.

Other Operating Expenses. Other operating expenses were $3.3 million, or 5.0 cents per ASM, during the first quarter of 2005, a decrease of 17.8% from $4.0 million, or 4.7 cents per ASM, during the first quarter of 2004. The decrease in other operating expenses is primarily due to a decrease of approximately $274,000 in pilot training and associated lodging expenses as a result of a decrease in the number of pilots from the reduced operations. Further reducing other operating expense was a decrease of approximately $405,000 in the Company’s expense for hull and liability insurance, professional fees and corresponding reduction of expenses for reduced operations.

Interest Expense. Interest expense was $0.5 million during the first quarter of 2005, an increase of 23.1% from $0.4 million during the first quarter of 2004. The increase was primarily the result of interest against restructured Raytheon debt in accordance with SFAS No. 15 and Embraer interest accruals for penalty interest.

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

Liquidity and Capital Resources

Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for periods beginning as of April 1 and ending as of March 31 for each of the designated time periods:

	1st Qtr 2006	1st Qtr 2007-2008	1st Qtr 2009-2010	After 2010	Total
Long-term debt	$10,071,050	$24,829,118	$18,368,273	$31,663,695	$84,932,136
SFAS 15 amounts	3,181,856	5,304,831	3,757,336	2,300,494	14,544,517

Total debt	13,252,906	30,133,949	22,125,609	33,964,189	99,476,653
Aircraft lease obligations	1,741,488	3,482,976	3,482,976	5,151,902	13,859,342

Total Obligations	$14,994,394	$33,616,925	$25,608,585	$39,116,091	$113,335,995

Sources and Uses of Cash. As of March 31, 2005, the Company’s balance for cash and cash equivalents was $2.2 million, a $1.1 million increase from the cash balance of $1.1 million as of December 31, 2004. However, the Company did not make payments due to its lenders and lessors during the first quarter of 2005 of $3.3 million. In addition, at March 31, 2005, the Company owed past due amounts of $1.0 million under an engine maintenance contract.

Cash Provided by Operating Activities. During the first quarter of 2005, the Company had positive cash flow from operating activities in the amount of $1.6 million. The Company generated $1.9 million of net loss for the quarter. Offsetting this were non-cash depreciation and amortization expenses of $1.6 million and a $0.1 million loss on the write off of obsolete inventory. Changes in current operating items added $1.8 million to cash.

Cash Flows from Investing Activities. The Company experienced a negative cash flow of $0.4 million from investing activities, primarily due to the $0.3 million cost of installing Terrain Avoidance Warning Systems on the Company’s aircraft. The cost of that installation, totaling $1.2 million, was incurred during the period from January 1, 2004 to March 31, 2005.

Cash Flows from Financing Activities. With respect to cash flows from financing activities, the Company utilized $0.1 million of cash to reduce the Company’s outstanding notes payable and long-term debt balances.

As of March 31, 2005, the Company had negative working capital of $114.4 million, as compared to negative working capital of $113.7 million as of December 31, 2004. The amount of the Company’s negative working capital as of March 31, 2005 includes $86.1 million of long-term debt, which would otherwise be due after one year, that has been reclassified on the Company’s balance sheet as “long-term obligations classified as current.”

Raytheon Aircraft Credit Corporation. On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon Aircraft Credit Corporation (Raytheon) regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and Beechcraft 1900D aircraft fleet. Throughout the first quarter of 2005, the Company did not make scheduled payments of principal and interest on the lease and debt financing provided by Raytheon under the Restructuring Agreement. As of March 31, 2005, the aggregate amount of the arrearage for the first quarter of 2005 and all prior periods was $4.7 million. In addition, the Company was not in compliance with certain other financial covenants contained in the Restructuring Agreement.

Aircraft Debt Financing. During the first quarter of 2005, the Company made principal and interest payments of $0.01 million on 30 aircraft promissory notes (the Aircraft Debt). Such payments resulted from the pass-through to Raytheon of deposits of funds that the Company received under the terms of its sublease of two Beechcraft 1900D aircraft to another airline. In accordance with procedures set forth in Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS No. 15), the Company accounted for the scheduled payments of interest as a reduction of the carrying value of the Aircraft Debt on the Company’s books. As of March 31, 2005, the outstanding principal amount of the Aircraft Debt was $66.9 million, while the carrying value of the Aircraft Debt on the Company’s books was $81.2 million.

On April 25, 2005, Raytheon notified the Company that due to the Company’s current defaults, it intended to reduce its exposure by requiring the Company to return five Beechcraft 1900D aircraft to Raytheon by June 30, 2005. The five aircraft to be returned may not include either of the two aircraft the Company leases to another airline. Among other things, the notice requested a full monthly payment by April 29, 2005, the return of all six spare engines that had been loaned to the Company, the sale of the Company’s six spare engines, and the remitting of the proceeds to Raytheon. Upon return of the aircraft, Raytheon will release the Company from all future obligations under the related financing provided by Raytheon on the aircraft, but not the past due principal or interest payments.

The Company’s lease of two Beechcraft 1900D aircraft to another airline partially achieved the Company’s objective of eliminating a total of five 1900D aircraft from its fleet. The other airline has requested the Company to lease it a third 1900D aircraft. Raytheon’s requirement that the Company return five aircraft could have a significant adverse impact on the Company’s operations and would require reductions in scheduled operations, the effect of which is currently being determined. The Company has asked Raytheon to accept the return of the two aircraft under lease, as well as the related leases, as a part of the return count. The Company would seek to amend the engine maintenance agreement to recognize (i) the Company’s need to retain a minimum of two spare engines and (ii) reductions in cost due to the elimination from the maintenance program of engines needing overhauls on aircraft returned to Raytheon and the sale of spare engines.

Non-Aircraft Debt Financing. During the first quarter of 2005, the Company made principal payments of $0.1 million on four non-aircraft promissory notes owed by the Company to Raytheon (the Non-Aircraft Debt). As of March 31, 2005, the outstanding principal amount of the Non-Aircraft Debt was $13.9 million, which included $1.6 million of contractually deferred interest, while the carrying value of the Non-Aircraft Debt on the Company’s books was $14.2 million.

Since entering into the Restructuring Agreement with Raytheon in December 2002, the Company has been in continual negotiations with Raytheon, its principal aircraft creditor, to recognize changes in fare levels, competition, and the changing strategies of its code sharing partners. Discussions with Raytheon have included proposed modifications of the schedule of debt payments to reflect seasonal cash flows and the return of aircraft that have become surplus to the Company’s operations.

Boeing Capital Corporation - Aircraft Leases. The Company leases two of the Company’s Embraer Brasilia aircraft under aircraft lease agreements with Boeing Capital Corporation (Boeing). During the first quarter of 2005, the Company made no lease payments on the two Boeing aircraft leases. At March 31, 2005, the Company was in arrears on its aircraft rental obligations under the two Boeing aircraft leases in the aggregate amount of $6.4 million. The Company has also recorded a liability to Boeing in the amount of $1.0 million for accrued penalty interest on the missed lease payments.

On April 27, 2005, Boeing gave the Company a notice of default under its lease agreements, pursuant to which the Company leases two Embraer EMB-120ER aircraft, and directed the Company to pay Boeing with five days all amounts currently owing under those agreements. The notice stated that failure to do so would cause Boeing to exercise other rights as it deems appropriate. At April 27, 2005, the total amount due under the leases, including installments and penalty interest, was $7.6 million. The Company continues to engage in negotiations with Boeing regarding potential terms of repayment for these outstanding obligations.

CIT Group - Aircraft Debt Financing. The Company has an Amended Note payable to CIT Group for the financing of three of the Company’s Embraer Brasilia aircraft. During the first quarter of 2005, the Company made payments of principal and interest on the Amended Note in the amount of $0.01 million, but failed to make scheduled payments of $0.2 million. As of March 31, 2005, the Company was in arrears on payments of principal due under the terms of the Amended Note in the amount of $0.8 million. The Company continues to engage in negotiations with CIT Group regarding terms of repayment for remaining amounts due. As of March 31, 2005, the total principal amount owed to CIT Group is $3.8 million, which is collateralized by three Embraer EMB-120ER aircraft.

FINOVA Capital Corporation.

Settlement Agreement Note. The Company has a debt obligation under a Settlement Agreement with FINOVA Capital Corporation (FINOVA) with respect to amounts owed by the Company upon the return of one leased Embraer Brasilia aircraft. During the first quarter of 2005, the Company made payments of principal and interest on the Settlement Agreement note in the amount of $46,929. As of March 31, 2005, the Company was current on all payments of principal and interest under the Settlement Agreement.

Outstanding Lease Payments on Expired Aircraft Lease. On November 1, 2003, an operating lease between the Company and FINOVA for a second Embraer Brasilia Model 120 aircraft (the FINOVA Lease) terminated by its own terms. In January 2004, the Company returned the Embraer Brasilia aircraft to FINOVA.

The Company is responsible for costs of repair and refurbishment for the returned Embraer Brasilia aircraft in order to satisfy the aircraft return conditions that are set forth in the FINOVA Lease. Accordingly, the Company has accrued a liability of $0.2 million for such expenditures.

In addition, the Company remains liable for all outstanding lease payments, together with accrued penalty interest, that were due and payable under the terms of the FINOVA Lease. During the first quarter of 2005, the Company made none of the $0.01 million scheduled payments against the balance of the outstanding lease payments. As of March 31, 2005, the aggregate amount of outstanding lease payments and accrued penalty interest owed by the Company under the FINOVA Lease was $1.3 million. The Company continues to engage in negotiations with FINOVA regarding potential terms of repayment for these outstanding obligations.

Long-Term Debt Classified as Current

During the quarter ended March 31, 2005, the Company was unable to make the monthly payments due under the Company’s outstanding aircraft debt and lease obligations. As of March 31, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations.

As of March 31, 2005, the Company was approximately $14.3 million in arrears with respect to payments due on almost all of the Company’s aircraft debt and lease obligations. The arrearage is comprised of $5.5 million of past-due debt principal payments, $1.3 million of outstanding accrued interest, and $7.5 million of deferred lease payments.

The Company does not believe that it will be able to generate sufficient cash flows to satisfy the outstanding arrearages or to regain compliance with the Company’s aircraft debt and lease agreements during the remainder of the Company’s fiscal year 2005. The Company is at risk that one or more of the Company’s debt obligations will be accelerated, thereby forcing the Company to either seek legal protection from its creditors or discontinue operations.

Therefore, as of March 31, 2005, $74.9 million of long-term debt that would otherwise be due after one year is reflected on the Company’s balance sheets as “long-term obligations classified as current.” In addition to the contractual amounts due the lenders, the amount of long-term debt classified as current includes $11.2 million of additional carrying amounts under SFAS No. 15.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

I tem 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have performed an evaluation of the Company’s disclosure controls and procedures. Based upon that evaluation, such officers have concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2005, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There were no new legal proceedings initiated by or against the Company during the period covered by this Quarterly Report on Form 10-Q.

During the period covered by this Quarterly Report on Form 10-Q, there were no material developments in any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. DEFAULTS UPON SENIOR SECURITIES

During the first quarter of 2005, the Company was in default on the following indebtedness of the Company:

Raytheon Aircraft Credit Corporation. As of March 31, 2005, the Company was in arrears on payments of principal and interest on debt financing provided by Raytheon under the Company’s 2002 Restructuring Agreement with Raytheon in the amount of $4.7 million.

Boeing Capital Corporation. As of March 31, 2005, the Company was in arrears on its aircraft rental obligations under two aircraft leases with Boeing Capital Corporation in the aggregate amount of $6.4 million.

CIT Group. As of March 31, 2005, the Company was in arrears on payments of principal due under the terms of its Amended Note payable to CIT Group for the financing of three of the Company’s Embraer Brasilia aircraft in the amount of $0.8 million. The total principal amount owed to CIT Group is $3.8 million, which is collateralized by three Embraer EMB-120ER aircraft.

See Note 5, “Events Related to Other Creditors Subsequent to March 31, 2005,” and “Liquidity and Capital Resources” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

I tem 5. OTHER INFORMATION

Item 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

10.2	1993 Director Stock Option Plan. (1)

10.3	Great Lakes Aviation, Ltd. Employee Stock Purchase Plan. (1)

10.4	Restructuring Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.5	Group A Return Conditions Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.6	Form of Promissory Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.7	Form of Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.8	Form of First Amendment to Lease Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.9	Deferral Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.10	Senior Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.11	Subordinated Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.12	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.13	Fourth Amendment to Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.14	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Credit Corporation and the Company. (2)

10.15	Form of Lockup Agreement, dated December 31, 2002. (2)

10.16	Settlement Agreement and Covenant Not to Execute, dated August 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.17	Deferral Agreement, dated November 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.18	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

10.19	Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

10.20	Letter Agreement, dated April 11, 2003, by and between Boeing Capital Corporation and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (2)

10.21	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (3)

10.22	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (3)

10.23	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.24	Term Cost Plan™ Agreement dated April 1, 2004 executed by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and an application requesting confidential treatment of the excluded material has been filed with the SEC. (6)

10.25	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (6)

10.26	Installment Payment Agreement between the Company and the United States Department of Homeland Security Transportation Security Administration dated August 11, 2004. (7)

14	Code of Ethics. (5)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 0-23224)
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23324)
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (File No. 0-23224)
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23224)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: May 16, 2005	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

E-1