Form 10-Q
period 2005-06-30
GREAT LAKES AVIATION LTD
filed 2005-08-12
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of June 30, 2005, 14,071,970 shares of Common Stock of the registrant were issued and outstanding.

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

(ii)	re-negotiate the Company’s debt and lease obligations to a level that the Company can reasonably service, based upon the Company’s current and projected cash flows;

4)	the acceleration of one or more of the Company’s debt obligations that would force the Company to seek legal protection or discontinue operations;

5)	the effect of general economic conditions on business and leisure travel;

6)	the incidence of domestic and international terrorism and military actions;

7)	the level of passenger confidence in the safety of air travel;

8)	the volatility and level of fuel costs;

9)	seasonality of passenger traffic;

10)	the receipt of economically sufficient Essential Air Service subsidies;

11)	increases in insurance and security expenses;

12)	the possibility of increased competition from other air carriers (including United and Frontier) and from ground transportation;

13)	the level of regulatory and environmental costs.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and the Company does not undertake to update any forward-looking statements except as required by law in the normal course of its public disclosure practices.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

	June 30, 2005 (unaudited)	December 31, 2004
Assets

Current assets:
Cash	$869,804	$1,111,375
Accounts receivable, net of allowance of $160,000, at June 30, 2005 and December 31, 2004	4,945,477	5,109,726
Inventories, net	1,845,120	1,849,386
Prepaid expenses and other current assets	742,413	757,380

Total current assets	8,402,814	8,827,867

Property and equipment:
Flight equipment, including aircraft to be returned	124,869,057	128,463,314
Other property and equipment	8,793,639	8,387,242
Less accumulated depreciation and amortization	(45,995,660)	(44,009,485)

Total property and equipment	87,667,036	92,841,071

Other assets	1,592,796	1,627,021

Total assets	$97,662,646	$103,295,959

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Notes payable and current maturities of long-term debt	$13,300,716	$15,366,799
Long-term debt classified as current	81,209,630	84,978,573
Accounts payable	8,767,216	9,860,108
Accrued liabilities and unearned revenue	7,710,797	5,154,919
Deferred lease payments	7,894,870	7,210,126

Total current liabilities	118,883,229	122,570,525

Long-term debt, net of current maturities	36,176	141,168
Deferred credits	293,041	316,460

Stockholders’ equity (deficit):
Common stock, $0.01 par value.	140,720	140,720
Authorized: 50,000,000 shares
Issued and outstanding: 14,071,970 at June 30, 2005 14,052,1 and at December 31, 2004
Paid-in capital	33,468,644	33,468,644
Accumulated deficit	(55,159,164)	(53,341,558)

Total stockholders’ equity (deficit)	(21,549,800)	(19,732,194)

Total liabilities and stockholders’ equity (deficit)	$97,662,646	$103,295,959

See condensed notes to financial statements.

Statements of Operations

For the Three Months and Six Months Ended June 30, 2005 and June 30, 2004

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2005	2004	2005	2004
Operating Revenues:
Passenger	$12,710,395	$13,328,245	$24,357,597	$25,935,289
Public service	5,355,772	6,088,973	9,725,674	11,288,269
Freight, charter, and other	321,144	134,094	489,193	414,875

Total operating revenues	18,387,311	19,551,312	34,572,464	37,638,433

Operating expenses:
Salaries, wages, and benefits	5,072,682	5,495,112	10,250,292	11,310,635
Aircraft fuel	4,034,598	3,323,299	7,404,246	6,686,813
Aircraft maintenance, materials, and repairs	2,176,980	3,381,065	4,524,911	5,824,059
Commissions	53,896	69,372	100,095	130,261
Depreciation and amortization	1,655,794	1,637,045	3,303,479	3,362,025
Aircraft rental	440,397	489,771	880,794	1,115,128
Other rentals and landing fees	1,152,996	588,889	2,326,500	1,868,170
Other operating expense	3,143,484	3,729,767	6,492,184	7,751,302

Total operating expenses	17,730,827	18,714,320	35,282,501	38,048,393

Operating income (loss)	656,484	836,992	(710,037)	(409,960)
Other income (expense):
Interest expense, net	(776,219)	(295,621)	(1,293,232)	(716,109)
Net gain on disposal of assets	0	(75,392)	0	(31,468)
Gain on termination of aircraft lease	0	657,588	0	1,367,576
Gain on extinguishment of debt	185,663	1,297,510	185,663	2,647,069

Income (loss) before income taxes	65,928	2,421,077	(1,817,606)	2,857,108

Income tax expense	—	—	—	—

Net income (loss)	$65,928	$2,421,077	$(1,817,606)	$2,857,108

Net income (loss) per share:
Basic	$0.00	$0.17	$(0.13)	$0.20
Diluted	$0.00	$0.17	$(0.13)	$0.20

Average shares outstanding:
Basic	14,071,970	14,071,970	14,071,970	14,071,970
Diluted	14,072,844	14,204,842	14,073,052	14,179,127

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(1,817,606)	$2,857,108
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,303,479	3,362,024
Non-cash loss on write-off of obsolete parts inventory	113,026	275,607
Non-cash gain on termination of lease	0	(1,367,576)
Non-cash gain on extinguishment of debt	(185,663)	(2,647,069)
Change in current operating items:
(Increase)/Decrease in accounts receivable	164,250	(1,279,135)
(Increase)/Decrease in inventories	4,266	620,140
(Increase)/Decrease in prepaid expenses and other current assets	49,192	449,491
Increase/(Decrease) in accounts payable	(1,092,891)	(210,524)
Increase/(Decrease) in accrued liabilities and unearned revenue	753,054	524,661
Increase/(Decrease) in deferred lease payments	684,744	693,496

Net cash provided by operating activities	1,975,851	3,278,223

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(668,458)	(658,315)
Decrease (increase) in other assets	0	(944)

Net cash flows used in investing activities	(668,458)	(659,259)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(1,548,964)	(3,972,406)

Net cash used in financing activities	(1,548,964)	(3,972,406)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(241,571)	(1,353,442)

Cash and Cash Equivalents:
Beginning of period	1,111,375	3,700,511

End of period	$869,804	$2,347,069

Supplementary cash flow information:
Cash paid during the period for interest	$1,137,855	$1,497,060

Non-cash transactions:
Extinguishment of outstanding debt principal on aircraft returned to Raytheon	$2,679,516	$6,603,901
Conversion of accrued liability into long-term note payable	$0	$2,250,000

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

During the quarter ended June 30, 2005, the Company was unable to make the monthly payments due under the Company’s outstanding aircraft debt and lease obligations. As of June 30, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. The Company does not believe that it will be able to generate sufficient cash flows to satisfy the outstanding arrearages or regain compliance with the Company’s aircraft debt and lease agreements during the remainder of the Company’s fiscal year 2005. In the event that the Company is unable to (i) satisfy the outstanding arrearages, negotiate terms for restructuring the arrearages, or obtain alternative debt and lease financing, and (ii) make payments on all debt and lease obligations in a timely manner, the Company is at risk that one or more of the Company’s debt obligations will be accelerated, thereby forcing the Company to either seek legal protection from its creditors or discontinue operations.

As discussed in Note 5, “Events Related to Creditors,” the Company continues to negotiate with the Company’s primary aircraft debt lender, Raytheon Aircraft Credit Corporation (Raytheon), to further restructure the Company’s debt financing. Concurrently, the Company is negotiating with creditors that have provided financing for the Company’s Brasilia aircraft to restructure those debt and lease obligations.

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

NOTE 2. Aircraft

As of June 30, 2005, the Company’s fleet consisted of 29 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft.

The following table presents a summary of the Company’s aircraft as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia
Owned	29	4	30	4
Operating leases	—	2	—	2

	29	6	30	6
Leased to another carrier	(2)	—	—	—

Available for operations	27	6	30	6

In February 2005, the Company leased two Beechcraft 1900D aircraft to another air carrier for periods ending February 28, 2006. The air carrier operator has the option to extend the leases to August 8, 2006.

NOTE 3. Notes Payable and Long-Term Debt

At June 30, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations and, as a result, the obligations are subject to acceleration under the terms of the related agreements. Furthermore, the Company does not believe that it will be able to generate sufficient cash flows to satisfy the outstanding arrearages or regain compliance with the Company’s aircraft debt and lease agreements during the remainder of the Company’s fiscal year 2005. Therefore, the amounts of the Company’s long-term debt that would otherwise be contractually due and payable after one year are reflected on the Company’s balance sheets as “long-term debt classified as current.”

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

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth, as of June 30, 2005 and December 31, 2004, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt, the amounts of long-term debt classified as current, and the additional amounts of debt carried by the Company on its books pursuant to SFAS No. 15:

	June 30, 2005	December 31, 2004
Long-Term Debt:
Raytheon Aircraft Credit Corporation	$77,335,091	$80,845,495
Additional carrying value under SFAS 15	13,282,904	15,454,482
Other long-term notes	3,928,527	4,186,563

Total long-term debt	94,546,522	100,486,540

Less:
Raytheon Aircraft Credit Corporation current maturities of long term debt and additional carrying value under SFAS 15	(11,118,365)	(13,581,404)
Other current maturities of long-term debt	(2,182,351)	(1,785,395)

Long-term debt net of current maturities	81,245,806	85,119,741

Less:
Raytheon Aircraft Credit Corporation long-term debt reclassified as current and additional carrying value under SFAS 15	(79,499,630)	(82,718,574)
Other long-term debt reclassified as current	(1,710,000)	(2,259,999)

Long-term debt classified as current	(81,209,630)	(84,978,573)

Net long-term debt	$36,176	$141,168

Reduction of Debt Balances. During the first six months of 2005, the Company made principal payments in the aggregate amount of $1.6 million against the Company’s outstanding debt balances. In addition, in accordance with the provisions of SFAS No. 15, $1.8 million of interest expense during the first six months of 2005 on debt obligations owed by the Company to Raytheon was applied against the carrying balances of the debt. The Company also returned one owned Beechcraft 1900D aircraft to Raytheon with a net book value on the Company’s books of $2.4 million, in exchange for the cancellation and extinguishment of one promissory note. As a result, the Company reduced its outstanding aircraft debt and accrued interest by $2.6 million and recognized a non-cash gain from the extinguishment of debt in the amount of $0.2 million.

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

The pro forma information in the following table shows the effect of determining the compensation expense for the Company’s Plans in accordance with SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$65,928	$2,421,077	$(1,817,606)	$2,857,108
Pro forma net income (loss)	65,264	2,403,705	(1,818,935)	2,822,361
Basic income (loss) per share, as reported	0.00	0.17	(0.13)	0.20
Pro forma basic income (loss) per share	0.00	0.17	(0.13)	0.20
Diluted income (loss) per share, as reported	0.00	0.17	(0.13)	0.20
Pro forma diluted income (loss) per share	0.00	0.17	(0.13)	0.20

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

NOTE 5. Events Related to Creditors

In February 2005 the Company leased two of its Beechcraft 1900D aircraft to another airline. These Leases partially achieved a 2004 Company objective to improve the Company’s operating income and Balance Sheet by either increasing aircraft utilization or reducing the fleet by approximately five aircraft.

As permitted under a lease assignment agreement with the Company, on April 21, 2005, Raytheon advised the lessee of these aircraft that an event of default had occurred under financing arrangements between Raytheon and the Company and that the lessee was directed to pay all amounts due and payable under the leases directly to Raytheon.

On April 25, 2005, Raytheon notified the Company that due to the Company’s current defaults, it intended to reduce its exposure by requiring the Company to return five Beechcraft 1900D aircraft to Raytheon by June 30, 2005. The Company has agreed to a return schedule for five aircraft. The Company returned one aircraft in June 2005, returned one aircraft in July 2005, and will return the remaining three aircraft during the third quarter of 2005. Upon return of each aircraft, Raytheon will release the Company from all future obligations including past due principal under the related financing provided by Raytheon on that aircraft. The Company remains obligated to pay Raytheon past due interest obligations on the five aircraft. The Company currently intends to increase the utilization of its Embraer EMB-120ER fleet to compensate for the reduction in the Beechcraft 1900D fleet.

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

On April 27, 2005, Boeing Capital Corporation (Boeing) gave the Company a notice of default under its lease agreements pursuant to which the Company leases two Embraer EMB-120ER aircraft, and directed the Company to pay Boeing, within five days, all amounts currently owing under those agreements. The notice stated that failure to do so would cause Boeing to exercise other rights as it deems appropriate. At April 27, 2005, the total amount due under the leases, including installments and penalty interest, was $7.6 million. The Company is negotiating with Boeing regarding revised terms of repayment for these outstanding lease obligations.

The Company has an engine maintenance contract with Pratt & Whitney Canada Corp. requiring payments based on hours of operation. Due to the return of aircraft and engines, the Company seeks to amend the contract to reflect reductions in cost due to the elimination from the maintenance program of engines needing overhauls on aircraft returned to Raytheon, the sale of spare engines, and a reduced level of operations since the original contract inception in April 2004.

As long as the Company remains in default under its basic debt agreement, Raytheon could, among other things, declare all unpaid principal and interest immediately due and payable and take possession of all the Beechcraft 1900D aircraft, one Embraer EMB-120ER aircraft, and other assets of the Company. Boeing could terminate the leases on two Embraer EMB-120ER aircraft and take legal action to recover the past due lease installments and related interest, as well as the stipulated value of the aircraft. CIT Group could declare debt obligations due to it from the Company in default and seek to recover amounts the Company owes by the sale of the three owned Embraer EMB-120ER aircraft that collateralize its debt.

Since entering into the Restructuring Agreement with Raytheon in December 2002, the Company has been in continual negotiations with Raytheon, its principal aircraft creditor, to recognize changes in fare levels, competition, and the changing strategies of its code sharing partners. Discussions with Raytheon have included proposed modifications of the schedule of debt payments to reflect seasonal cash flows and the return of aircraft that have become surplus to the Company’s operations. The Company continues to negotiate with Raytheon, Boeing, CIT Group, and FINOVA to assure availability of sufficient aircraft and spare engines and to achieve a restructuring of its obligations consistent with reasonably expected future cash flows. The Company does not know whether it will be successful in such negotiations or whether the terms of any restructuring will permit continued operations at the current level.

NOTE 6. Reclassifications

Certain prior year balances were reclassified to conform to the current year presentation. Those reclassifications had no impact on net income or stockholders’ equity as previously reported.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Air Lines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of August 1, 2005, the Company is providing scheduled passenger service at 39 airports in 10 states with a fleet of Embraer EMB-120 Brasilias and Beechcraft 1900D regional airliners. A total of 201 weekday flights are scheduled at three hubs, with 167 flights at Denver, eight flights at Albuquerque, and 26 flights at Phoenix. All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code-share agreements with United Airlines and Frontier Airlines at the Denver International Airport and Phoenix International Airport hubs. See Note 1 to the Financial Statements for a discussion of liquidity and the Company’s ability to continue as a going concern.

General information about the Company can be found at www.greatlakesav.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through the Company’s website as soon as reasonably practicable after the Company has filed such reports with, or furnished them to, the United States Securities and Exchange Commission (the SEC). Information on the Company’s website is not incorporated into, nor a part of, this Quarterly Report on Form 10-Q or any of the Company’s other filings with the SEC.

Current Year Developments

Termination of Air Service to Certain Destinations. The Company ceased service to Sheridan, Wyoming on April 3, 2005 due to the loss of the market to another Essential Air Service carrier. On January 3, 2005, the DOT issued an Order permitting Great Lakes to suspend service to Santa Fe, New Mexico after March 1, 2005.

Changes in Levels of Air Passenger Service to Certain Destinations. During the first six months of 2005, the Company upgraded its existing air passenger services to Gillette, Riverton, and Rock Springs, Wyoming utilizing its Embraer EMB-120ER fleet under a program funded by the State of Wyoming. The Company estimates that funding under the current program will have been fully utilized in the fourth quarter of 2005.

Essential Air Service Contracts. On March 12, 2005, the Company initiated service to Enid and Ponca City, Oklahoma to Denver, Colorado. On March 16, 2005, the Company was awarded three new cities, Show Low, Prescott, and Kingman, Arizona and the renewal of Page, Arizona with service into Phoenix, Arizona. Show Low, Arizona service commenced May 1, 2005, and Kingman and Prescott, Arizona service commenced June 5, 2005.

The Arizona Department of Transportation and a consortium of Kingman, Prescott, Show Low, Page, and Sierra Vista, Arizona were awarded a grant provided by the DOT Small Community Air Service Development Program. A portion of the grant went to start air service to Sierra Vista/Fort Huachuca, Arizona on March 1, 2005.

Other Essential Air Service Matters. The DOT is required to reimburse subsidized carriers for increases in costs in excess of 10% over those used in determining the initial subsidy award. Fuel costs have increased beyond the 10% threshold; however, the amount of potential recovery of such costs, if any, is unknown, and has not been reflected in the accompanying financial statements.

The DOT has notified the Company that it will change the timing of subsidy payments to a monthly basis, which will result in the slowing of cash received by the Company. The change in timing of payments is expected to occur by August 2005.

Events Related to Raytheon Aircraft Credit Corporation Subsequent to June 30, 2005. The Company has agreed to return five aircraft to Raytheon Aircraft Credit Corporation. The Company returned one aircraft in June 2005, returned one aircraft in July 2005, and will return the remaining three aircraft during the third quarter of 2005. See Note 5, “Events Related to Creditors,” and “Liquidity and Capital Resources” below.

Results of Operations for the Three Months Ended June 30, 2005 and 2004.

The following table sets forth certain financial information regarding the Company’s results of operations for the three months ended June 30, 2005 and 2004.

	For the Three Months Ended June 30,
	2005				2004
	Amount	Cents per ASM		% Increase (decrease) from 2004	Amount	Cents per ASM
Operating revenues
Passenger	$12,710	18.3	¢	(4.6)%	$13,328	16.9	¢
Public service	5,356	7.7		(12.0)	6,089	7.7
Other	321	0.5		139.6	134	0.2

Total operating revenues	18,387	26.4		(6.0)	19,551	24.7

Salaries, wages, and benefits	5,073	7.3		(7.7)	5,495	6.9
Aircraft fuel	4,035	5.8		21.4	3,323	4.2
Aircraft maintenance materials and component repairs	2,177	3.1		(35.6)	3,381	4.3
Commissions	54	0.1		(21.7)	69	0.1
Depreciation and amortization	1,656	2.4		1.2	1,637	2.1
Aircraft rental	440	0.6		(10.2)	490	0.6
Other rentals and landing fees	1,153	1.7		95.8	589	0.7
Other operating expense	3,143	4.5		(15.7)	3,730	4.7

Total operating expenses	17,731	25.5		(5.3)	18,714	23.7

Operating income (loss)	656	0.9		21.6	837	1.1

Interest expense, net	(776)	(1.1)		162.2	(296)	(0.4)
Other Expense					(75)	(0.1)
Gain on disposal of assets	—
Gain on termination of aircraft lease	—				658	0.8
Gain on extinguishment of debt	186	0.3			1,298	1.6

Net income (loss)	$66	0.1	¢	(97.3)%	$2,421	3.0	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the three months ended June 30, 2005 and 2004.

	June 30, 2005		Increase/ (decrease) from 2004	June 30, 2004
Selected Operating Data:
Available seat miles (in thousands) (1)	69,635		-11.9%	79,079
Revenue passenger miles (in thousands) (2)	28,242		-12.4%	32,244
Revenue passengers carried	106,165		-8.9%	116,556
Departures flown	14,781		-12.1%	16,811
Passenger load factor (3)	40.6%		-0.2%	40.7%
Average yield per revenue passenger mile (4)	45.0	¢	9.0%	41.3	¢
Cost per available seat mile (5)	255.0	¢	975.9%	23.7	¢
Average passenger fare (6)	$119.72		4.7%	$114.35
Average passenger trip length (miles) (7)	266		-4.0%	277
Average cost per gallon of fuel	$2.02		39.3%	$1.45

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(6)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(7)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Second Quarter 2005 to Second Quarter 2004

Passenger Revenues. Passenger revenues were $12.7 million in the second quarter of 2005, a decrease of 4.6% from $13.3 million in the second quarter of 2004. The $0.6 million decrease in passenger revenues is primarily attributable to a 12.4% decrease in revenue passenger miles during the second quarter of 2005, which was partially offset by an increase in passenger yield of 9.0%. The Company’s available seat mile (ASM) capacity for the second quarter of 2005 decreased 11.9% from the ASM capacity for the second quarter of 2004 as a result of a decrease in the number of the Company’s regularly scheduled flights.

Public Service Revenues. At June 30, 2005, the Company served 27 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program and one community on a subsidized basis under the Arizona Department of Transportation. Public service revenues collected through the Essential Air Service Program decreased 12.0% to $5.4 million during the second quarter of 2005, from $6.1 million during the second quarter of 2004. The reduction was due primarily to an adjustment of $1.2 million in 2004 to record increased EAS revenues for prior periods as older open EAS contract negotiations reached finalization. This reduction was partially offset by an increase in the number of communities served by the Company for which it receives subsidies under the Essential Air Service Program and from the Arizona Department of Transportation.

Other Revenues. Other revenues were $0.3 million during the second quarter of 2005, an increase of 139.6% from the second quarter of 2004 primarily as a result of the income from the lease of two Beechcraft 1900D aircraft.

Operating Expenses. Total operating expenses were $17.7 million, or 25.5 cents per ASM, in the second quarter of 2005 as compared to $18.7 million, or 23.7 cents per ASM, in the second quarter of 2004.

Salaries, Wages and Benefits. Salaries, wages, and benefits were $5.1 million in the second quarter of 2005, a decrease of 7.7% from $5.5 million in the second quarter of 2004. The decrease in salaries, wages, and benefits is primarily attributable to company-wide reductions in the level of operations and resulting reductions in staffing levels and hours worked.

Aircraft Fuel Expense. Aircraft fuel expense and into-plane expense was $4.0 million, or 5.8 cents per ASM, in the second quarter of 2005. In comparison, the Company’s aircraft fuel expense and into-plane expense for the second quarter of 2004 was $3.3 million, or 4.2 cents per ASM. The 21.4% increase in the Company’s aircraft fuel expense is attributable to a 39.3% increase in the average cost of fuel per gallon, which was offset by a 11.8% decrease in consumption as the result of a 11.9% decrease in the Company’s ASMs.

The average cost of fuel increased from $1.45 per gallon in the second quarter of 2004 to $2.02 per gallon in the second quarter of 2005. At 2004’s rate of consumption, the effect of the $0.57 increase in cost per gallon would have resulted in an increase in aircraft fuel expense of $1.2 million in 2005 from price changes only. However, the effect of reduced level of operations in 2005 reduced fuel expense by $0.4 million. The net effect of increased fuel prices and decreased operations resulted in a $0.7 million increase in fuel costs for the second quarter of 2005.

Aircraft Maintenance, Materials, and Component Repair Expense. Aircraft maintenance, materials, and component repair expense was $2.2 million during the second quarter of 2005, a decrease of 35.6% from $3.4 million during the second quarter of 2004. The decrease in aircraft maintenance expense is primarily attributable to the expensing of the installation of previously overhauled engines and the timing of propeller overhauls and cost to return aircraft in accordance with contractual requirements during the second quarter of 2004.

Depreciation and Amortization. Depreciation and amortization expense during the second quarter of 2005 was $1.7 million, or 2.4 cents per ASM, which was at approximately the same level as the second quarter of 2004, which was $1.6 million, or 2.1 cents per ASM.

Aircraft Rental. Aircraft lease expense was $0.4 million during the second quarter of 2005, a decrease of 10.2% from $0.5 million in the second quarter of 2004. The decrease in aircraft lease expense is primarily attributable to the return of two surplus Beechcraft 1900C aircraft to Raytheon during the first half of 2004, in accordance with the Company’s 2002 Restructuring Agreement with Raytheon.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.2 million during the second quarter of 2005, an increase of 95.8% from $0.6 million during the second quarter of 2004. The increase in rentals and landing fees expense is primarily attributable to the credit of $0.7 million received in 2004 for annual rate adjustments at Denver International Airport. The 2005 credit from Denver International Airport has not been received and recorded in the accompanying financial statements.

Other Operating Expenses. Other operating expenses were $3.1 million, or 4.5 cents per ASM, during the second quarter of 2005, a decrease of 15.7% from $3.7 million, or 4.7 cents per ASM, during the second quarter of 2004. The decrease in other operating expenses is partially due to a decrease of approximately $164,000 in pilot training and associated lodging expenses. The same period in 2004 included pilot training costs attributable to an increased utilization of the Company’s Embraer Brasilia Model 120 fleet, which required a corresponding increase in the number of trained pilots for these aircraft. Further reducing other operating expense was a decrease of approximately $366,000 in the Company’s expense for hull and liability insurance, deicing expenses, contract handling, and a general reduction of expenses for reduced operations.

Interest Expense. Interest expense was $0.8 million during the second quarter of 2005, an increase of 162.2% from $0.3 million during the second quarter of 2004. The increase was primarily the result of increased rates on interest and reduction in amortization of SFAS No. 15 component of company debt on restructured Raytheon debt in accordance with SFAS No. 15 and Embraer interest accruals for penalty interest.

Gain on Termination of Lease. During the second quarter of 2004, the Company recognized a $0.7 million non-cash gain on termination of lease as a result of the return of one operating lease-financed Beechcraft 1900D aircraft to Raytheon. See “Raytheon Aircraft Credit Corporation” below.

Gain on Extinguishment of Debt. During the second quarter of 2005, the Company recognized a $0.2 million non-cash gain on extinguishment of debt as a result of the return of one debt-financed Beechcraft 1900D aircraft to Raytheon, while during the second quarter of 2004, the Company recognized a $1.3 million non-cash gain on extinguishment of debt as a result of the return of one debt-financed Beechcraft 1900D aircraft to Raytheon. See “Raytheon Aircraft Credit Corporation” below.

Income Tax Expense (Benefit). As of June 30, 2005, the Company has reviewed its net deferred tax assets and has not recognized the potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. In making this assessment, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management has fully reserved the net deferred tax asset at June 30, 2005.

Results of Operations for the Six Months Ended June 30, 2005 and 2004.

The following table sets forth certain financial information regarding the Company’s results of operations for the six months ended June 30, 2005 and 2004.

	Amount	Cents per ASM		% Increase (decrease) from 2004	Amount	Cents per ASM
Operating revenues
Passenger	$24,358	17.9	¢	(6.1)%	$25,935	15.7	¢
Public service	9,726	7.2		(13.8)	11,288	6.8
Other	489	0.4		17.8	415	0.3

Total operating revenues	34,573	25.5		(8.1)	37,638	22.8

Salaries, wages, and benefits	10,250	7.6		(9.4)	11,311	6.8
Aircraft fuel	7,404	5.5		10.7	6,687	4.0
Aircraft maintenance materials and component repairs	4,525	3.3		(22.3)	5,824	3.5
Commissions	100	0.1		(23.1)	130	0.1
Depreciation and amortization	3,304	2.4		(1.7)	3,362	2.0
Aircraft rental	881	0.6		(21.0)	1,115	0.7
Other rentals and landing fees	2,327	1.7		24.6	1,868	1.1
Other operating expense	6,492	4.8		(16.2)	7,751	4.7

Total operating expenses	35,283	26.0		(7.3)	38,048	23.0

Operating income (loss)	(710)	(0.5)		(73.2)	(410)	(0.2)

Interest expense, net	(1,293)	(1.0)		80.6	(716)	(0.4)
Other Expense					(31)	0.0
Gain on disposal of assets	—
Gain on termination of aircraft lease	—				1,368	0.8
Gain on extinguishment of debt	186	0.1		(93.0)	2,647	1.6

Net income (loss)	$(1,817)	(1.3	)¢	(163.6)%	$2,858	1.7	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the six months ended June 30, 2005 and 2004.

	June 30, 2005		Increase/ (decrease) from 2004	June 30, 2004
Selected Operating Data:
Available seat miles (in thousands) (1)	135,763		-17.8%	165,224
Revenue passenger miles (in thousands) (2)	56,391		-13.2%	64,984
Revenue passengers carried	210,828		-9.6%	233,091
Departures flown	28,346		-18.7%	34,856
Passenger load factor (3)	41.5%		5.6%	39.3%
Average yield per revenue passenger mile (4)	43.2	¢	8.3%	39.9	¢
Cost per available seat mile (5)	26.0	¢	13.0%	23.0	¢
Average passenger fare (6)	$115.53		3.8%	$111.27
Average passenger trip length (miles) (7)	267		-4.3%	279
Average cost per gallon of fuel	$1.92		37.1%	$1.40

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(6)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(7)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Six Months of 2005 to the First Six Months of 2004

Passenger Revenues. Passenger revenues were $24.4 million in the first six months of 2005, a decrease of 6.1% from $25.9 million in the first six months of 2004. The $1.6 million decrease in passenger revenues is primarily attributable to a 13.2% decrease in revenue passenger miles during the first six months of 2005, which was partially offset by an increase in passenger yield of 8.3%. The Company’s available seat mile (ASM) capacity for the first six months of 2005 decreased 17.8% from the ASM capacity for the first six months of 2004 as a result of a decrease in the number of the Company’s regularly scheduled flights.

Public Service Revenues. At June 30, 2005, the Company served 27 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program and one community on a subsidized basis under the Arizona Department of Transportation. Public service revenues collected through the Essential Air Service Program decreased 13.8% to $9.7 million during the first six months of 2005, as compared to $11.3 million during the first six months of 2004. The reduction in public service revenue was due primarily to an adjustment of $1.2 million in 2004 to record increased EAS revenues for prior periods as older open EAS contract negotiations reached finalization, along with an increase in 2005 in the number of communities served by the Company under the EAS Program.

Other Revenues. Other revenues were $0.5 million during the first six months of 2005, an increase of 17.8% from the first six months of 2004 as a result of income from the lease of two Beechcraft 1900D aircraft which was partially offset by reduced charter revenues.

Operating Expenses. Total operating expenses were $35.3 million, or 26.0 cents per ASM, in the first six months of 2005, as compared to $38.0 million, or 23.0 cents per ASM, in the first six months of 2004.

Salaries, Wages and Benefits. Salaries, wages, and benefits were $10.2 million in the first six months of 2005, a decrease of 9.4% from $11.3 million in the first six months of 2004. The decrease in salaries, wages, and benefits is primarily attributable to company-wide reductions in the level of operations and resulting reductions in staffing levels and hours worked.

Aircraft Fuel Expense. Aircraft fuel expense and into-plane expense was $7.4 million, or 5.5 cents per ASM, in the first six months of 2005. In comparison, the Company’s aircraft fuel expense and into-plane expense for the first six months of 2004 was $6.7 million, or 4.0 cents per ASM. The 10.7% increase in the Company’s aircraft fuel expense is attributable to a 37.1% increase in the average cost of fuel per gallon, which was offset by a 17.8% decrease in consumption as the result of a 17.8% decrease in the Company’s available seat miles.

The average cost of fuel increased from $1.40 per gallon in the first six months of 2004 to $1.92 per gallon in the first six months of 2005. At 2004’s rate of consumption, the effect of the $0.52 increase in cost per gallon would have resulted in an increase in aircraft fuel expense of $2.1 million in 2005 from price changes only. However, the effect of reduced level of operations in 2005 reduced fuel expense by $1.2 million. The net effect of increased fuel prices and decreased operations resulted in a $0.7 million increase in fuel costs for the first six months of 2005.

Aircraft Maintenance, Materials, and Component Repair Expense. Aircraft maintenance, materials, and component repair expense was $4.5 million during the first six months of 2005, a decrease of 22.3% from $5.8 million during the first six months of 2004. The decrease in aircraft maintenance expense is primarily attributable to the expensing of the installation of previously overhauled engines and the timing of propeller overhauls and cost to return aircraft in accordance with contractual requirements during the first half of 2004.

Depreciation and Amortization. Depreciation and amortization expense during the first six months of 2005 was $3.3 million, or 2.4 cents per ASM, which was a decrease of 1.7% from $3.4 million, or 2.0 cents per ASM, in the first six months of 2004. The decrease in depreciation expense is primarily attributable to the return of two surplus Beechcraft 1900D aircraft to Raytheon during the first half of 2004, in accordance with the Company’s 2002 Restructuring Agreement with Raytheon.

Aircraft Rental. Aircraft lease expense was $0.9 million during the first six months of 2005, a decrease of 21.0% from $1.1 million in the first six months of 2004. The decrease in aircraft lease expense is primarily attributable to the return of one surplus Beechcraft 1900D aircraft and two surplus Beechcraft 1900C aircraft to Raytheon during the first half of 2004, in accordance with the Company’s 2002 Restructuring Agreement with Raytheon.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $2.3 million during the first six months of 2005, an increase of 24.6% from $1.9 million during the first six months of 2004. The increase is primarily attributable to the credit of $0.7 million received in 2004 for annual rate adjustments at Denver International Airport. The 2005 credit from Denver International Airport has not been received and recorded in the accompanying financial statements. Offsetting this increase, airport rentals and landing fees decreased as a result of the discontinued operations in Minneapolis, Minnesota, Rapid City, South Dakota, Wichita, Kansas, and Casper, Wyoming.

Other Operating Expenses. Other operating expenses were $6.5 million, or 4.8 cents per ASM, during the first six months of 2005, a decrease of 16.2% from $7.8 million, or 4.7 cents per ASM, during the first six months of 2004. The decrease in other operating expenses is primarily due to a decrease of approximately $517,000 in pilot training and associated lodging expenses as a result of a decrease in the number of pilots from the reduced operations. The same period in 2004 included pilot training costs attributable to an increased utilization of the Company’s Embraer Brasilia Model 120 fleet, which required a corresponding increase in the number of trained pilots for these aircraft. Further reducing other operating expense was a decrease of approximately $300,000 in the Company’s expense for hull and liability insurance, and a decrease of approximately $500,000 for professional fees, contract handling, and a general reduction of expenses for reduced operations.

Interest Expense. Interest expense was $1.3 million during the first six months of 2005, an increase of 80.6% from $0.7 million during the first six months of 2004. The increase was primarily the result of interest against restructured Raytheon debt in accordance with SFAS No. 15 and Embraer interest accruals for penalty interest.

Gain on Termination of Lease. During the first six months of 2004, the Company recognized a $1.4 million non-cash gain on termination of lease as a result of the return of two operating lease-financed Beechcraft 1900D aircraft to Raytheon. See “Raytheon Aircraft Credit Corporation” below.

Gain on Extinguishment of Debt. During the first six months of 2005, the Company recognized a $0.2 million non-cash gain on extinguishment of debt as a result of the return of one debt-financed Beechcraft 1900D aircraft to Raytheon, while during the first six months of 2004, the Company recognized a $2.6 million non-cash gain on extinguishment of debt as a result of the return of two debt-financed Beechcraft 1900D aircraft to Raytheon. See “Raytheon Aircraft Credit Corporation” below.

Income Tax Expense (Benefit). As of June 30, 2005, the Company has reviewed its net deferred tax assets and has not recognized the potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. In making this assessment, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management has fully reserved the net deferred tax asset at June 30, 2005.

Liquidity and Capital Resources

Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for periods beginning as of July 1 and ending as of June 30 for each of the designated time periods:

	2006	2007-2008	2009-2010	After 2010	Total
Long-term debt	$10,304,728	$24,777,532	$18,522,146	$27,659,212	$81,263,618
SFAS 15 amounts	2,995,990	4,951,794	3,448,549	1,886,571	13,282,904

Total debt	13,300,718	29,729,326	21,970,695	29,545,783	94,546,522
Aircraft lease obligations	1,741,488	3,482,976	3,482,976	4,716,530	13,423,970

Total Obligations	$15,042,206	$33,212,302	$25,453,671	$34,262,313	$107,970,492

Sources and Uses of Cash. As of June 30, 2005, the Company’s balance for cash and cash equivalents was $0.9 million, a $0.2 million decrease from the cash balance of $1.1 million as of December 31, 2004. The Company had scheduled payments due to its lenders and lessors during the first six months of 2005 of $3.9 million, against which payments of $1.6 million were made during the period. In addition, at June 30, 2005, the Company owed past due amounts of $2.1 million under an engine maintenance contract.

Cash Provided by Operating Activities. During the first six months of 2005, the Company had positive cash flow from operating activities in the amount of $2.0 million. The Company generated $1.8 million of net loss for the first six months of 2005. Offsetting this were non-cash depreciation and amortization expenses of $3.3 million and a $0.1 million loss on the write off of obsolete inventory. The Company also recognized $0.2 million of non-cash gains on the extinguishment of aircraft debt. Changes in current operating items added $0.6 million to cash.

Cash Flows from Investing Activities. During the first six months of 2005, the Company experienced a negative cash flow of $0.7 million from investing activities, including a $0.3 million cost of installing Terrain Avoidance Warning Systems on the Company’s aircraft. The cost of that installation, totaling $1.3 million, was incurred during the period from January 1, 2004 to June 30, 2005.

Cash Flows from Financing Activities. The Company utilized $1.6 million of cash to reduce the Company’s outstanding notes payable and long-term debt balances.

As of June 30, 2005, the Company had negative working capital of $110.5 million, as compared to negative working capital of $113.7 million as of December 31, 2004. The amount of the Company’s negative working capital as of June 30, 2005 includes $81.2 million of long-term debt, which would otherwise be due after one year, that has been reclassified on the Company’s balance sheet as “long-term obligations classified as current.”

Raytheon Aircraft Credit Corporation. On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon Aircraft Credit Corporation (Raytheon) regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and Beechcraft 1900D aircraft fleet. Throughout the first six months of 2005, the Company made payments of $2.4 million principal and interest; however, the Company did not make scheduled payments of $3.2 million. As of June 30, 2005, the aggregate amount of the arrearage for the first six months of 2005 and all prior periods was $5.3 million. In addition, the Company was not in compliance with certain other financial covenants contained in the Restructuring Agreement.

Aircraft Debt Financing. During the first six months of 2005, the Company made principal and interest payments of $2.4 million on 30 aircraft promissory notes (the Aircraft Debt). Payments included $0.2 million from the pass-through to Raytheon of deposits of funds that the Company received under the terms of its sublease of two Beechcraft 1900D aircraft to another airline. In accordance with procedures set forth in Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS No. 15), the Company accounted for the scheduled payments of interest as a reduction of the carrying value of the Aircraft Debt on the Company’s books. As of June 30, 2005, the outstanding principal amount of the Aircraft Debt was $63.5 million, while the carrying value of the Aircraft Debt on the Company’s books was $76.5 million.

In February 2005 the Company leased two of its Beechcraft 1900D aircraft to another airline. These Leases partially achieved a 2004 Company objective to improve the Company’s operating income and Balance Sheet by either increasing aircraft utilization or reducing the fleet by approximately five aircraft.

On April 25, 2005, Raytheon notified the Company that due to the Company’s current defaults, it intended to reduce its exposure by requiring the Company to return five Beechcraft 1900D aircraft to Raytheon by June 30, 2005. The Company has agreed to a return schedule for five aircraft. The Company returned one aircraft in June 2005, returned one aircraft in July 2005, and will return the remaining three aircraft during the third quarter of 2005. Upon return of each aircraft, Raytheon will release the Company from all future obligations including past due principal under the related financing provided by Raytheon on that aircraft. The Company remains obligated to pay Raytheon past due interest obligations on the five aircraft. The Company currently intends to increase the utilization of its Embraer EMB-120ER fleet to compensate for the reduction in the Beechcraft 1900D fleet.

The Company has an engine maintenance contract with Pratt & Whitney Canada Corp. requiring payments based on hours of operation. Due to the return of aircraft and engines, the Company seeks to amend the contract to reflect reductions in cost due to the elimination from the maintenance program of engines needing overhauls on aircraft returned to Raytheon, the sale of spare engines, and a reduced level of operations.

Non-Aircraft Debt Financing. During the first six months of 2005, the Company made principal payments of $0.1 million on four non-aircraft promissory notes owed by the Company to Raytheon (the Non-Aircraft Debt). As of June 30, 2005, the outstanding principal amount of the Non-Aircraft Debt was $14.1 million, which included $1.7 million of contractually deferred interest.

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

Boeing Capital Corporation - Aircraft Leases. The Company leases two of the Company’s Embraer Brasilia aircraft under aircraft lease agreements with Boeing Capital Corporation (Boeing). During the first six months of 2005, the Company made lease payments of $0.2 million on the two Boeing aircraft leases. At June 30, 2005, the Company was in arrears on its aircraft rental obligations under the two Boeing aircraft leases in the aggregate amount of $6.7 million. The Company has also recorded a liability to Boeing in the amount of $1.1 million for accrued penalty interest on the missed lease payments.

On April 27, 2005, Boeing gave the Company a notice of default under its lease agreements, and directed the Company to pay Boeing with five days all amounts currently owing under those agreements. The notice stated that failure to do so would cause Boeing to exercise other rights as it deems appropriate. At April 27, 2005, the total amount due under the leases, including installments and penalty interest, was $7.6 million. The Company is negotiating with Boeing regarding revised terms of repayment for these outstanding obligations.

CIT Group - Aircraft Debt Financing. The Company has an Amended Note payable to CIT Group for the financing of three of the Company’s Embraer Brasilia aircraft. During the first six months of 2005, the Company made payments of principal and interest on the Amended Note in the amount of $0.2 million. As of June 30, 2005, the Company was in arrears on payments of principal due under the terms of the Amended Note in the amount of $0.9 million. The Company continues to engage in negotiations with CIT Group regarding terms of repayment for remaining amounts due. As of June 30, 2005, the total principal amount owed to CIT Group was $3.7 million, which is collateralized by three Embraer EMB-120ER aircraft.

FINOVA Capital Corporation.

Settlement Agreement Note. The Company has a debt obligation under a Settlement Agreement with FINOVA Capital Corporation (FINOVA) with respect to amounts owed by the Company upon the return of one leased Embraer Brasilia aircraft. During the first six months of 2005, the Company made payments of principal and interest on the Settlement Agreement note in the amount of $0.1 million. As of June 30, 2005, the Company was current on all payments of principal and interest under the Settlement Agreement.

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

In addition, the Company remains liable for all outstanding lease payments, together with accrued penalty interest, that were due and payable under the terms of the FINOVA Lease. During the first six months of 2005, the Company made payments of $36,000 against the balance of the outstanding lease payments. As of June 30, 2005, the aggregate amount of outstanding lease payments and accrued penalty interest owed by the Company under the FINOVA Lease was $1.3 million. The Company continues to engage in negotiations with FINOVA regarding potential terms of repayment for these outstanding obligations.

Long-Term Debt Classified as Current

During the six months ended June 30, 2005, the Company was unable to generate cash flow sufficient to service the Company’s outstanding aircraft debt and lease obligations. As of June 30, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations.

As of June 30, 2005, the Company was approximately $16.8 million in arrears with respect to payments due on almost all of the Company’s aircraft debt and lease obligations. The arrearage is comprised of $6.2 million of past-due debt principal payments, $2.8 million of outstanding accrued interest, and $7.8 million of deferred lease payments.

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

Therefore, as of June 30, 2005, $81.2 million of long-term debt that would otherwise be due after one year is reflected on the Company’s balance sheets as “long-term obligations classified as current.” In addition to the contractual amounts due the lenders, the amount of long-term debt classified as current includes $10.4 million of additional carrying amounts under SFAS No. 15.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have performed an evaluation of the Company’s disclosure controls and procedures. Based upon that evaluation, such officers have concluded that the

Company’s disclosure controls and procedures were effective, as of June 30, 2005, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

During the first six months of 2005, the Company was in default on the following indebtedness of the Company:

Raytheon Aircraft Credit Corporation. As of June 30, 2005, the Company was in arrears on payments of principal and interest on debt financing provided by Raytheon under the Company’s 2002 Restructuring Agreement with Raytheon in the amount of $6.7 million.

Boeing Capital Corporation. As of June 30, 2005, the Company was in arrears on its aircraft rental obligations under two aircraft leases with Boeing Capital Corporation in the aggregate amount of $6.7 million.

CIT Group. As of June 30, 2005, the Company was in arrears on payments of principal due under the terms of its Amended Note payable to CIT Group for the financing of three of the Company’s Embraer Brasilia aircraft in the amount of $0.9 million. The total principal amount owed to CIT Group is $3.7 million, which is collateralized by three Embraer EMB-120ER aircraft.

See Note 5, “Events Related to Creditors,” and “Liquidity and Capital Resources” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 5. OTHER INFORMATION

Item 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

10.2	1993 Director Stock Option Plan. (1)

10.3	Great Lakes Aviation, Ltd. Employee Stock Purchase Plan. (1)

10.4	Restructuring Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.5	Group A Return Conditions Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.6	Form of Promissory Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.7	Form of Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.8	Form of First Amendment to Lease Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.9	Deferral Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.10	Senior Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.11	Subordinated Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.12	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.13	Fourth Amendment to Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.14	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Credit Corporation and the Company. (2)

10.15	Form of Lockup Agreement, dated December 31, 2002. (2)

10.16	Settlement Agreement and Covenant Not to Execute, dated August 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.17	Deferral Agreement, dated November 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.18	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

10.19	Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

10.20	Letter Agreement, dated April 11, 2003, by and between Boeing Capital Corporation and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (2)

10.21	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (3)

10.22	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (3)

10.23	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.24	Term Cost PlanTM Agreement dated April 1, 2004 executed by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (6)

10.25	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (6)

10.26	Installment Payment Agreement between the Company and the United States Department of Homeland Security Transportation Security Administration dated August 11, 2004. (7)

14	Code of Ethics. (5)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 0-23224)
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23324)
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (File No. 0-23224)
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23224)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: August 9, 2005	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

E-1