Form 10-Q
period 2005-09-30
GREAT LAKES AVIATION LTD
filed 2005-11-09
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2005, 14,071,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

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

(ii)	re-negotiate the Company’s debt and lease obligations to a level that the Company can reasonably service, based upon the Company’s current and projected cash flows;

4)	the acceleration of one or more of the Company’s debt obligations that would force the Company to seek legal protection or discontinue operations;

5)	the effect of general economic conditions on business and leisure travel;

6)	the incidence of domestic and international terrorism and military actions;

7)	the incidence of pandemic diseases, storms and other natural disasters;

8)	the level of passenger confidence in the safety of air travel;

9)	the volatility and level of fuel costs;

10)	seasonality of passenger traffic;

11)	the receipt of economically sufficient Essential Air Service subsidies;

12)	increases in insurance and security expenses;

13)	the possibility of increased competition from other air carriers (including United and Frontier) and from ground transportation;

14)	the level of regulatory and environmental costs.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and the Company does not undertake to update any forward-looking statements except as required by law in the normal course of its public disclosure practices.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
Assets

Current assets:
Cash	$992,044	$1,111,375
Accounts receivable, net of allowance of $160,000, at September 30, 2005 and December 31, 2004	5,823,310	5,109,726
Inventories, net	1,961,904	1,849,386
Prepaid expenses and other current assets	219,793	757,380

Total current assets	8,997,051	8,827,867

Property and equipment:
Flight equipment, including aircraft to be returned	111,070,216	128,463,314
Other property and equipment	8,544,146	8,387,242
Less accumulated depreciation and amortization	(43,429,271)	(44,009,485)

Total property and equipment	76,185,091	92,841,071

Other assets	1,579,300	1,627,021

Total assets	$86,761,442	$103,295,959

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Notes payable and current maturities of long-term debt	$12,441,079	$15,366,799
Long-term debt classified as current	67,780,328	83,094,726
Accounts payable	8,231,031	9,860,108
Accrued liabilities and unearned revenue	9,832,524	7,038,766
Deferred lease payments	8,026,852	7,210,126

Total current liabilities	106,311,814	122,570,525

Long-term debt, net of current maturities	0	141,168
Deferred credits	281,332	316,460

Stockholders’ equity (deficit):
Common stock, $0.01 par value.	140,720	140,720
Authorized: 50,000,000 shares
Issued and outstanding: 14,071,970 at September 30, 2005 and at December 31, 2004
Paid-in capital	33,468,644	33,468,644
Accumulated deficit	(53,441,068)	(53,341,558)

Total stockholders’ equity (deficit)	(19,831,704)	(19,732,194)

Total liabilities and stockholders’ equity (deficit)	$86,761,442	$103,295,959

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2005 and September 30, 2004

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2005	2004	2005	2004
Operating Revenues:
Passenger	$14,458,699	$15,027,051	$38,816,296	$40,962,340
Public service	6,223,579	4,946,442	15,949,253	16,234,710
Freight, charter, and other	360,652	226,240	849,845	609,647

Total operating revenues	21,042,930	20,199,733	55,615,394	57,806,697

Operating expenses:
Salaries, wages, and benefits	5,096,726	5,425,487	15,347,018	16,736,121
Aircraft fuel	4,715,447	3,674,485	12,119,693	10,361,298
Aircraft maintenance, materials, and repairs	3,878,026	2,803,717	8,402,937	8,627,772
Commissions	53,493	72,308	153,588	202,569
Depreciation and amortization	1,544,621	1,635,832	4,848,100	4,997,857
Aircraft rental	323,007	415,623	1,203,801	1,530,751
Other rentals and landing fees	612,890	1,269,938	2,939,390	3,138,109
Other operating expense	2,963,782	3,326,699	9,455,966	11,078,003

Total operating expenses	19,187,992	18,624,089	54,470,493	56,672,480

Operating income (loss)	1,854,938	1,575,644	1,144,901	1,134,217

Other income (expense):
Interest expense, net	(994,729)	(297,398)	(2,287,961)	(982,039)
Other expense	0	0	0	(31,468)
Net gain on disposal of assets	483,651	0	483,651	0
Gain on termination of aircraft lease	0	0	0	1,367,576
Gain on extinguishment of debt	374,236	0	559,899	2,647,069

Income (loss) before income taxes	1,718,096	1,278,246	(99,510)	4,135,355

Income tax expense	—	—	—	—

Net income (loss)	$1,718,096	$1,278,246	$(99,510)	$4,135,355

Net income (loss) per share:
Basic	$0.12	$0.09	$(0.01)	$0.29
Diluted	$0.12	$0.09	$(0.01)	$0.29

Average shares outstanding:
Basic	14,071,970	14,071,970	14,071,970	14,071,970
Diluted	14,072,780	14,188,656	14,074,461	14,180,420

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(99,510)	$4,135,355
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,848,100	4,997,857
Non-cash loss on write-off of obsolete parts inventory	124,326	306,256
Non-cash gain on termination of leases	0	(1,367,576)
Non-cash gain on extinguishment of debt	(559,899)	(2,647,069)
Gain on disposition of assets	(483,651)	0
Change in current operating items:
(Increase)/Decrease in accounts receivable	(713,583)	(446,859)
(Increase)/Decrease in inventories	(112,518)	836,307
(Increase)/Decrease in prepaid expenses and other current assets	585,308	759,134
Increase/(Decrease) in accounts payable	(1,044,077)	(1,491,781)
Increase/(Decrease) in accrued liabilities and unearned revenue	738,628	484,585
Increase/(Decrease) in deferred lease payments	816,726	992,868

Net cash provided by operating activities	4,099,850	6,559,077

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(758,538)	(1,092,312)
Decrease (increase) in other assets	22,963	(944)

Net cash flows used in investing activities	(735,575)	(1,093,256)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(3,483,606)	(7,158,733)

Net cash used in financing activities	(3,483,606)	(7,158,733)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(119,331)	(1,692,912)

Cash and Cash Equivalents:
Beginning of period	1,111,375	3,700,511

End of period	$992,044	$2,007,599

Supplementary cash flow information:
Cash paid during the period for interest	$2,325,035	$1,624,650

Non-cash transactions:
Extinguishment of outstanding debt principal on aircraft returned to Raytheon	$13,152,979	$6,603,901
Decrease in accounts payable from engine sales	$585,000	$0
Conversion of accrued liability into long-term note payable	$0	$2,250,000

See condensed notes to financial statements.

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

General

The financial statements included herein have been prepared by Great Lakes Aviation, Ltd. (the Company), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the SEC). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The information furnished in the Company’s financial statements includes normal recurring adjustments and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of such financial statements. The Company’s business is seasonal and, accordingly, interim results are not necessarily indicative of results for a full year. However, the Company believes that the disclosures in this report are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2004 and the notes that were included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC.

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

During the quarter ended September 30, 2005, the Company was unable to make full monthly payments due under the Company’s outstanding aircraft debt and lease obligations. As of September 30, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. The Company does not believe that it will be able to generate sufficient cash flows to satisfy the outstanding arrearages or regain compliance with the Company’s aircraft debt and lease agreements during the remainder of the Company’s fiscal year 2005. In the event that the Company is unable to (i) satisfy the outstanding arrearages, negotiate terms for restructuring the arrearages, or obtain alternative debt and lease financing, and (ii) make payments on all debt and lease obligations in a timely manner, the Company is at risk that one or more of the Company’s debt obligations will be accelerated, thereby forcing the Company to either seek legal protection from its creditors or discontinue operations.

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

NOTE 2. Aircraft

As of September 30, 2005, the Company’s fleet consisted of 25 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft.

The following table presents a summary of the Company’s aircraft as of September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia
Owned	25	4	30	4
Operating leases	—	2	—	2

	25	6	30	6
Leased to another carrier	(2)	—	—	—

Available for operations	23	6	30	6

In February 2005, the Company leased two Beechcraft 1900D aircraft to another air carrier for periods ending February 28, 2006. The air carrier operator has the option to extend the leases to August 8, 2006.

NOTE 3. Notes Payable and Long-Term Debt

At September 30, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations and, as a result, the obligations are subject to acceleration under the terms of the related agreements. Furthermore, the Company does not believe that it will be able to generate sufficient cash flows to satisfy the outstanding arrearages or regain compliance with the Company’s aircraft debt and lease agreements during the remainder of the Company’s fiscal year 2005. Therefore, the amounts of the Company’s long-term debt that would otherwise be contractually due and payable after one year are reflected on the Company’s balance sheets as “long-term debt classified as current.”

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

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth, as of September 30, 2005 and December 31, 2004, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt, the amounts of long-term debt classified as current, and the additional amounts of debt carried by the Company on its books pursuant to SFAS No. 15:

	September 30, 2005	December 31, 2004
Long-Term Debt:
Raytheon Aircraft Credit Corporation	$67,001,778	$80,845,495
Additional carrying value under SFAS 15	9,508,433	13,570,635
Other long-term notes	3,711,196	4,186,563

Total long-term debt	80,221,407	98,602,693

Less:
Raytheon Aircraft Credit Corporation current maturities of long term debt and additional carrying value under SFAS 15	(10,154,883)	(13,581,404)
Other current maturities of long-term debt	(2,286,196)	(1,785,395)

Long-term debt net of current maturities	67,780,328	83,235,894

Less:
Raytheon Aircraft Credit Corporation long-term debt reclassified as current and additional carrying value under SFAS 15	(66,355,328)	(80,834,727)
Other long-term debt reclassified as current	(1,425,000)	(2,259,999)

Long-term debt classified as current	(67,780,328)	(83,094,726)

Net long-term debt	$0	$141,168

Reduction of Debt Balances. During the first nine months of 2005, the Company made principal payments in the aggregate amount of $3.5 million against the Company’s outstanding debt balances. In addition, in accordance with the provisions of SFAS No. 15, $2.1 million of interest expense during the first nine months of 2005 on debt obligations owed by the Company to Raytheon was applied against the carrying balances of the debt. The Company also returned five owned Beechcraft 1900D aircraft to Raytheon with a net book value on the Company’s books of $12.3 million, in exchange for the cancellation and extinguishment of five promissory notes. As a result, the Company reduced its outstanding aircraft debt and accrued interest by $12.9 million and recognized a non-cash gain from the extinguishment of debt in the amount of $0.6 million.

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

The pro forma information in the following table shows the effect of determining the compensation expense for the Company’s Plans in accordance with SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$1,718,096	$1,278,246	$(99,510)	$4,135,355
Pro forma net income (loss)	1,717,432	1,260,874	(101,503)	4,083,238
Basic income (loss) per share, as reported	0.12	0.09	0.00	0.30
Pro forma basic income (loss) per share	0.12	0.09	0.00	0.29
Diluted income (loss) per share, as reported	0.12	0.09	0.00	0.30
Pro forma diluted income (loss) per share	0.12	0.09	0.00	0.29

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

NOTE 5. Events Related to Creditors

Starting in 2004, the Company explored ways of reducing the size of its Beechcraft 1900D fleet as part of its ongoing evaluation of aircraft requirements. The Company’s lease of two Beechcraft 1900D aircraft to another airline, as described in the following paragraph, resulted in a partial reduction of its Beechcraft 1900D fleet.

In February 2005 the Company leased two of its Beechcraft 1900D aircraft to another airline. These leases partially achieved a 2004 Company objective to improve the Company’s operating income and balance sheets by either increasing aircraft utilization or reducing the fleet.

As permitted under a lease assignment agreement between Raytheon and the Company, on April 21, 2005, Raytheon advised the lessee of these aircraft that an event of default had occurred under financing arrangements between Raytheon and the Company and directed the lessee to pay all amounts due and payable under the leases directly to Raytheon.

On April 25, 2005, Raytheon notified the Company that due to the Company’s current defaults, it intended to reduce its exposure by requiring the Company to return five Beechcraft 1900D aircraft to Raytheon. The Company returned one aircraft in June 2005, returned one aircraft in July 2005, returned two aircraft in August 2005, and returned one aircraft in September 2005. Upon the return of each aircraft, Raytheon released the Company from all future obligations including past due principal under the related financing provided by Raytheon on each such

GREAT LAKES AVIATION, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

aircraft. The Company remains obligated to pay Raytheon past due interest obligations on the five aircraft. The Company currently intends to increase the utilization of its Embraer EMB-120ER fleet to compensate for the reduction in the Beechcraft 1900D fleet.

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

The Company has an engine maintenance contract with Pratt & Whitney Canada Corp. requiring payments based on hours of operation. In accordance with the terms of the contract the company has requested an adjustment in the hourly rate to recognize reductions in cost due to the elimination from the maintenance program of engines needing overhauls on aircraft returned to Raytheon, the sale of spare engines, and a reduced level of operations since the original contract inception in April 2004. The Company is making payments to Pratt & Whitney Canada Corp. on an estimated basis pending determination of a revised rate structure.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Air Lines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of October 15, 2005, the Company is providing scheduled passenger service at 39 airports in 10 states with a fleet of Embraer EMB-120 Brasilias and Beechcraft 1900D regional airliners. A total of 201 weekday flights are scheduled at three hubs, with 167 flights at Denver, eight flights at Albuquerque, and 26 flights at Phoenix. All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code-share agreements with United Airlines and Frontier Airlines at the Denver International Airport and Phoenix International Airport hubs. See Note 1 to the Financial Statements for a discussion of liquidity and the Company’s ability to continue as a going concern.

General information about the Company can be found at www.greatlakesav.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through the Company’s website as soon as reasonably practicable after the Company has filed such reports with, or furnished them to, the United States Securities and Exchange Commission (the SEC). Information on the Company’s website is neither incorporated into, nor a part of, this Quarterly Report on Form 10-Q or any of the Company’s other filings with the SEC.

Current Year Developments

Termination of Air Service to Certain Destinations. The Company ceased service to Sheridan, Wyoming on April 3, 2005 due to the loss of the market to another Essential Air Service carrier. On January 3, 2005, the DOT issued an Order permitting Great Lakes to suspend service to Santa Fe, New Mexico. At September 30, 2005, the Company continued to provide service to Santa Fe, New Mexico.

Changes in Levels of Air Passenger Service to Certain Destinations. During the first six months of 2005, the Company upgraded its existing air passenger services to Gillette, Riverton, and Rock Springs, Wyoming utilizing its Embraer EMB-120ER fleet under a program funded by the State of Wyoming. The Company estimates that funding under the current program will be fully utilized in the fourth quarter of 2005.

Essential Air Service Contracts. On March 12, 2005, the Company initiated service to Enid and Ponca City, Oklahoma and to Denver, Colorado. On March 16, 2005, the Company was awarded three new cities, Show Low, Prescott, and Kingman, Arizona and the renewal of Page, Arizona with service into Phoenix, Arizona. Show Low, Arizona service commenced May 1, 2005, and Kingman and Prescott, Arizona service commenced June 5, 2005.

The Arizona Department of Transportation and a consortium of Kingman, Prescott, Show Low, Page, and Sierra Vista, Arizona were awarded a grant provided by the DOT Small Community Air Service Development Program. A portion of the grant went to start air service to Sierra Vista/Fort Huachuca, Arizona on March 1, 2005, and the remaining cities were renewed under the existing Essential Air Service program.

Other Essential Air Service Matters. The DOT is required to reimburse subsidized carriers for increases in costs in excess of 10% over those used in determining the initial subsidy award. Fuel costs have increased beyond the 10% threshold; however, the amount of potential recovery of such costs, if any, is unknown and has not been reflected in the accompanying financial statements.

Events Related to Raytheon Aircraft Credit Corporation. The Company has returned five aircraft to Raytheon Aircraft Credit Corporation. The Company returned one aircraft in June 2005, returned one aircraft in July 2005, returned two aircraft in August 2005, and returned one aircraft in September 2005. See Note 5 to the Financial Statements, “Events Related to Creditors,” and “Liquidity and Capital Resources – Raytheon Aircraft Credit Corporation” below.

Results of Operations for the Three Months Ended September 30, 2005 and 2004

The following table sets forth certain financial information regarding the Company’s results of operations for the three months ended September 30, 2005 and 2004.

Statement of Operations Data

(dollars in thousands)

	For the Three Months Ended September 30,
	2005				2004
	Amount	Cents per ASM		% Increase (decrease) from 2004	Amount	Cents per ASM
Operating revenues
Passenger	$14,459	19.5	¢	(3.8)%	$15,027	18.2	¢
Public service	6,224	8.4		25.8	4,946	6.0
Other	361	0.5		59.7	226	0.3

Total operating revenues	21,044	28.3		4.2	20,199	24.5

Salaries, wages, and benefits	5,097	6.9		(6.0)	5,425	6.6
Aircraft fuel	4,716	6.4		28.4	3,674	4.5
Aircraft maintenance materials and component repairs	3,878	5.2		38.3	2,804	3.4
Commissions	54	0.1		(25.0)	72	0.1
Depreciation and amortization	1,545	2.1		(5.6)	1,636	2.0
Aircraft rental	323	0.4		(22.4)	416	0.5
Other rentals and landing fees	612	0.8		(51.8)	1,270	1.5
Other operating expense	2,964	4.0		(10.9)	3,327	4.0

Total operating expenses	19,189	25.8		3.0	18,624	22.6

Operating income (loss)	1,855	2.5		17.8	1,575	1.9

Interest expense, net	(995)	(1.3)		235.0	(297)	(0.4)
Other Expense	0	0			—	—
Gain on disposal of assets	484	0.7			—	—
Gain on termination of aircraft lease	0	0.0			—	—
Gain on extinguishment of debt	374	0.5			—	—

Net income (loss)	$1,718	2.3	¢	34.4%	$1,278	1.5	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the three months ended September 30, 2005 and 2004.

	September 30, 2005		Increase/ (decrease) from 2004	September 30, 2004
Selected Operating Data:
Available seat miles (in thousands) (1)	74,232		-10.0%	82,508
Revenue passenger miles (in thousands) (2)	30,849		-15.7%	36,573
Revenue passengers carried	117,131		-12.6%	133,949
Departures flown	16,329		-3.2%	16,870
Passenger load factor (3)	41.6%		-6.1%	44.3%
Average yield per revenue passenger mile (4)	46.9	¢	14.1%	41.1	¢
Cost per available seat mile (5)	26.0	¢	15.0%	22.6	¢
Average passenger fare (6)	$123.44		10.0%	$112.18
Average passenger trip length (miles) (7)	263		-3.7%	273
Average cost per gallon of fuel	$2.26		37.8%	$1.64

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(6)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(7)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Third Quarter 2005 to Third Quarter 2004

Passenger Revenues. Passenger revenues were $14.4 million in the third quarter of 2005, a decrease of 3.8% from $15.0 million in the third quarter of 2004. The $0.6 million decrease in passenger revenues is primarily attributable to a 15.7% decrease in revenue passenger miles during the third quarter of 2005, which was partially offset by an increase in passenger yield of 14.1%. The Company’s available seat mile (ASM) capacity for the third quarter of 2005 decreased 10.0% from the ASM capacity for the third quarter of 2004 partially as a result of a decrease in the number of the Company’s regularly scheduled flights.

Public Service Revenues. At September 30, 2005, the Company served 28 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program, one community on a subsidized basis under the Arizona Department of Transportation, and three communities on a subsidized basis under the Wyoming Department of Transportation. Public service revenues collected through these programs increased 25.8% to $6.2 million during the third quarter of 2005, from $4.9 million during the third quarter of 2004. The increase was due primarily to a 21% increase in the number of communities served by the Company for which it receives subsidies under the Essential Air Service Program, the Arizona Department of Transportation and the Wyoming Department of Transportation.

Other Revenues. Other revenues were $0.4 million during the third quarter of 2005, an increase of 59.7% from the third quarter of 2004 primarily as a result of the income from the lease of two Beechcraft 1900D aircraft, which was partially offset by a reduction in charter income.

Operating Expenses. Total operating expenses were $19.2 million, or 25.8 cents per ASM, in the third quarter of 2005 as compared to $18.6 million, or 22.6 cents per ASM, in the third quarter of 2004. The increase in cost per ASM results largely from the increase in fuel costs, maintenance expense and the reduced level of operations over which to spread the Companies non-variable costs.

Salaries, Wages and Benefits. Salaries, wages, and benefits were $5.1 million in the third quarter of 2005, a decrease of 6.0% from $5.4 million in the third quarter of 2004. The decrease in salaries, wages, and benefits is primarily attributable to company-wide reductions in the level of operations and resulting reductions in staffing levels and hours worked.

Aircraft Fuel Expense. Aircraft fuel expense and into-plane expense was $4.7 million, or 6.4 cents per ASM, in the third quarter of 2005. In comparison, the Company’s aircraft fuel expense and into-plane expense for the third quarter of 2004 was $3.7 million, or 4.5 cents per ASM. The 38.3% increase in the Company’s aircraft fuel expense and into-plane expense is attributable to a 37.8% increase in the average cost of fuel per gallon, which was offset by a 6.5% decrease in consumption as the result of a 10.0% decrease in the Company’s ASMs.

The average cost of fuel increased from $1.64 per gallon in the third quarter of 2004 to $2.26 per gallon in the third quarter of 2005. The effect of the $0.62 increase in cost per gallon resulted in an increase in aircraft fuel expense of $1.3 million in 2005 from price changes only. However, the effect of the Company’s reduced level of operations in 2005 reduced fuel expense by $0.2 million. The net effect of increased fuel prices and decreased operations resulted in a $1.1 million increase in fuel costs for the third quarter of 2005.

Aircraft Maintenance, Materials, and Component Repair Expense. Aircraft maintenance, materials, and component repair expense was $3.9 million during the third quarter of 2005, an increase of 38.3% from $2.8 million during the third quarter of 2004. The increase in aircraft maintenance expense is primarily attributable to the expensing of the installation of three overhauled engines, partially offset by the reduction of cost to return aircraft in accordance with contractual requirements which occurred during the third quarter of 2004.

Depreciation and Amortization. Depreciation and amortization expense during the third quarter of 2005 was $1.5 million, which was a decrease from $1.6 million during the third quarter of 2004, mainly as a result of the return of five Beechcraft 1900D aircraft to Raytheon.

Aircraft Rental. Aircraft lease expense was $0.3 million during the third quarter of 2005, which was at approximately the same level as the third quarter of 2004, which was $0.4 million.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $0.6 million during the third quarter of 2005, a decrease of 51.8% from $1.3 million during the third quarter of 2004. The decrease in rentals and landing fees expense is primarily attributable to the credit of $0.7 million received in 2005 for annual rate adjustments at Denver International Airport. The 2004 credit from Denver International Airport was received and recorded in the second quarter of 2004.

Other Operating Expenses. Other operating expenses were $3.0 million, or 4.0 cents per ASM, during the third quarter of 2005, a decrease of 10.9% from $3.3 million, or 4.0 cents per ASM, during the third quarter of 2004. The decrease in other operating expenses is mainly due to an adjustment of approximately $545,000 for the current and two prior years in the Company’s expense for hull and liability insurance resulting from reduced passengers and reduction of aircraft which was partially offset by an increase in reservation expenses of approximately $53,000 and an increase in legal expenses of approximately $63,000.

Interest Expense. Interest expense was $ 1.0 million during the third quarter of 2005, an increase of 235% from $0.3 million during the third quarter of 2004. The increase was primarily the result of increased rates on interest and reduction in amortization of the SFAS No. 15 component of company debt on restructured Raytheon debt in accordance with SFAS No. 15 and Embraer interest accruals for penalty interest.

Gain on disposal of assets. During the third quarter of 2005, the Company recognized a $0.5 million gain on the sale of two spare Pratt & Whitney PT6A-67D engines.

Gain on Extinguishment of Debt. During the third quarter of 2005, the Company recognized a $0.4 million non-cash gain on extinguishment of debt as a result of the return of four debt-financed Beechcraft 1900D aircraft to Raytheon.

Income Tax Expense (Benefit). As of September 30, 2005, the Company has reviewed its net deferred tax assets and has not recognized the potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. In making this assessment, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management has fully reserved the net deferred tax asset at September 30, 2005.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

The following table sets forth certain financial information regarding the Company’s results of operations for the nine months ended September 30, 2005 and 2004.

Statement of Operations Data

(dollars in thousands)

	For the Nine Months Ended September 30,
	2005				2004
	Amount	Cents per ASM		% Increase (decrease) from 2004	Amount	Cents per ASM
Operating revenues
Passenger	$38,816	18.5	¢	(5.2)%	$40,962	16.5	¢
Public service	15,949	7.6		(1.8)	16,235	6.6
Other	850	0.4		39.3	610	0.2

Total operating revenues	55,615	26.5		(3.8)	57,807	23.3

Salaries, wages, and benefits	15,347	7.3		(8.3)	16,736	6.8
Aircraft fuel	12,120	5.8		17.0	10,361	4.2
Aircraft maintenance materials and component repairs	8,403	4.0		(2.6)	8,628	3.5
Commissions	153	0.1		(24.6)	203	0.1
Depreciation and amortization	4,848	2.3		(3.0)	4,998	2.0
Aircraft rental	1,204	0.6		(21.4)	1,531	0.6
Other rentals and landing fees	2,939	1.4		(6.3)	3,138	1.3
Other operating expense	9,456	4.5		(14.6)	11,078	4.5

Total operating expenses	54,470	26.0		(3.9)	56,673	22.9

Operating income (loss)	1,145	0.5		(1.0)	1,134	0.5

Interest expense, net	(2,288)	(1.1)		133.0	(982)	(0.4)
Other Expense	0	0			(32)	(0.0)
Gain on disposal of assets	484	0.2			—
Gain on termination of aircraft lease	0	0.0			1,368	0.6
Gain on extinguishment of debt	560	0.3		(78.8)	2,647	1.1

Net income (loss)	$(99)	0.0	¢	(102.4)%	$4,135	1.7	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the nine months ended September 30, 2005 and 2004.

	September 30, 2005		Increase/ (decrease) from 2004	September 30, 2004
Selected Operating Data:
Available seat miles (in thousands) (1)	209,995		-15.2%	247,732
Revenue passenger miles (in thousands) (2)	87,240		-14.1%	101,557
Revenue passengers carried	327,959		-10.6%	367,040
Departures flown	44,675		-13.6%	51,726
Passenger load factor (3)	41.5%		1.2%	41.0%
Average yield per revenue passenger mile (4)	44.5	¢	10.4%	40.3	¢
Cost per available seat mile (5)	26.0	¢	13.5%	22.9	¢
Average passenger fare (6)	$118.36		6.1%	$111.60
Average passenger trip length (miles) (7)	266		-4.0%	277
Average cost per gallon of fuel	$2.03		37.2%	$1.48

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(6)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(7)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Nine Months of 2005 to the First Nine Months of 2004

Passenger Revenues. Passenger revenues were $38.8 million in the first nine months of 2005, a decrease of 5.2% from $40.9 million in the first nine months of 2004. The $2.1 million decrease in passenger revenues is primarily attributable to a 14.1% decrease in revenue passenger miles during the first nine months of 2005, which was partially offset by an increase in passenger yield of 10.4%. The Company’s available seat mile (ASM) capacity for the first nine months of 2005 decreased 15.2% from the ASM capacity for the first nine months of 2004 as a result of a decrease in the number of the Company’s regularly scheduled flights.

Public Service Revenues. At September 30, 2005, the Company served 28 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program, one community on a subsidized basis under the Arizona Department of Transportation and three communities on a subsidized basis under the Wyoming Department of Transportation. Public service revenues collected through these programs decreased 1.8% to $15.9 million during the first nine months of 2005, as compared to $16.2 million during the first nine months of 2004. The reduction in public service revenue was due primarily to an adjustment of $1.2 million in 2004 to record increased EAS revenues for prior periods as older open EAS contract negotiations reached finalization, along with an increase in 2005 in the number of communities served by the Company under the EAS Program.

Other Revenues. Other revenues were $0.8 million during the first nine months of 2005, an increase of 39.3% from the first nine months of 2004 as a result of income from the lease of two Beechcraft 1900D aircraft, which was partially offset by reduced charter revenues.

Operating Expenses. Total operating expenses were $54.5 million, or 26.0 cents per ASM, in the first nine months of 2005, as compared to $56.7 million, or 22.9 cents per ASM, in the first nine months of 2004. The increase in cost per ASM results largely from the increase in fuel costs and the reduced level of operations over which to spread the Companies non-variable costs.

Salaries, Wages and Benefits. Salaries, wages, and benefits were $15.3 million in the first nine months of 2005, a decrease of 8.3% from $16.7 million in the first nine months of 2004. The decrease in salaries, wages, and benefits is primarily attributable to company-wide reductions in the level of operations and resulting reductions in staffing levels and hours worked.

Aircraft Fuel Expense. Aircraft fuel expense and into-plane expense was $12.1 million, or 5.8 cents per ASM, in the first nine months of 2005. In comparison, the Company’s aircraft fuel expense and into-plane expense for the first nine months of 2004 was $10.4 million, or 4.2 cents per ASM. The 17.0% increase in the Company’s aircraft fuel expense and into-plane expense is attributable to a 37.2% increase in the average cost of fuel per gallon, which was offset by a 14.2% decrease in consumption as the result of a 15.2% decrease in the Company’s ASMs.

The average cost of fuel increased from $1.48 per gallon in the first nine months of 2004 to $2.03 per gallon in the first nine months of 2005. The effect of the $0.55 increase in cost per gallon resulted in an increase in aircraft fuel expense of $3.3 million in 2005 from price changes only. However, the effect of the Company’s reduced level of operations in 2005 reduced fuel expense by $1.6 million. The net effect of increased fuel prices and decreased operations resulted in a $1.7 million increase in fuel costs for the first nine months of 2005.

Aircraft Maintenance, Materials, and Component Repair Expense. Aircraft maintenance, materials, and component repair expense was $8.4 million during the first nine months of 2005, a decrease of 2.6% from $8.6 million during the first nine months of 2004. The decrease in aircraft maintenance expense is primarily attributable to the timing of additional propeller overhauls and cost to return aircraft in accordance with contractual requirements during the first nine months of 2004, offset by an increase in the expensing of the installation of overhauled engines in 2005.

Depreciation and Amortization. Depreciation and amortization expense during the first nine months of 2005 was $4.8 million, or 2.3 cents per ASM, which was a decrease of 3.0% from $5.0 million, or 2.0 cents per ASM, in the first nine months of 2004. The decrease in depreciation expense is primarily attributable to the return of two surplus Beechcraft 1900D aircraft to Raytheon during the first half of 2004 in accordance with the Company’s 2002 Restructuring Agreement with Raytheon and the return of five surplus Beechcraft 1900D aircraft to Raytheon during the first nine months of 2005.

Aircraft Rental. Aircraft lease expense was $1.2 million during the first nine months of 2005, a decrease of 21.4% from $1.5 million in the first nine months of 2004. The decrease in aircraft lease expense is primarily attributable to the return of one surplus Beechcraft 1900D aircraft and two surplus Beechcraft 1900C aircraft to Raytheon during the first half of 2004 in accordance with the Company’s 2002 Restructuring Agreement with Raytheon.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $2.9 million during the first nine months of 2005, a decrease of 6.3% from $3.1 million during the first nine months of 2004. The decrease is primarily attributable to a reduction in airport rentals and landing fees as a result of the discontinued operations in Minneapolis, Minnesota, Rapid City, South Dakota, Wichita, Kansas, and Casper, Wyoming.

Other Operating Expenses. Other operating expenses were $9.5 million, or 4.5 cents per ASM, during the first nine months of 2005, a decrease of 14.6% from $11.1 million, or 4.5 cents per ASM, during the first nine months of 2004. The decrease in other operating expenses is primarily due to a decrease of approximately $340,000 in pilot training and associated lodging expenses as a result of a decrease in the number of pilots due to Company’s the reduced operations. Further reducing other operating expense was a decrease of approximately $840,000 in the Company’s expense for hull and liability insurance, and a decrease of approximately $500,000 for professional fees, contract handling, and a general reduction of expenses for reduced operations.

Interest Expense. Interest expense was $2.3 million during the first nine months of 2005, an increase of 133.0% from $1.0 million during the first nine months of 2004. The increase is primarily the result of increased rates on interest and reduction in amortization of SFAS No. 15 component of company debt on restructured Raytheon debt in accordance with SFAS No. 15 and Embraer interest accruals for penalty interest.

Gain on disposal of assets. During the first nine months of 2005, the Company recognized a $0.5 million gain on the sale of two spare Pratt and Whitney PT6A-67D engines.

Gain on Termination of Lease. During the first nine months of 2004, the Company recognized a $1.4 million non-cash gain on termination of lease as a result of the return of two operating lease-financed Beechcraft 1900D aircraft to Raytheon. See “Liquidity and Capital Resources - Raytheon Aircraft Credit Corporation” below.

Gain on Extinguishment of Debt. During the first nine months of 2005, the Company recognized a $0.6 million non-cash gain on extinguishment of debt as a result of the return of five debt-financed Beechcraft 1900D aircraft to Raytheon, while during the first nine months of 2004, the Company recognized a $2.6 million non-cash gain on extinguishment of debt as a result of the return of two debt-financed Beechcraft 1900D aircraft to Raytheon. See “Raytheon Aircraft Credit Corporation” below.

Income Tax Expense (Benefit). As of September 30, 2005, the Company has reviewed its net deferred tax assets and has not recognized the potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. In making this assessment, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management has fully reserved the net deferred tax asset at September 30, 2005.

Liquidity and Capital Resources

Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for periods beginning as of October 1 and ending as of September 30 for each of the designated time periods:

	2006	2007-2008	2009-2010	After 2010	Total
Long-term debt	$10,226,054	$24,741,994	$18,415,338	$17,329,588	$70,712,974
SFAS 15 amounts	2,215,025	3,622,995	2,480,197	1,190,216	9,508,433

Total debt	12,441,079	28,364,989	20,895,535	18,519,804	80,221,407
Aircraft lease obligations	1,741,488	3,482,976	3,482,976	4,281,158	12,988,598

Total Obligations	$14,182,567	$31,847,965	$24,378,511	$22,800,962	$93,210,005

Sources and Uses of Cash. As of September 30, 2005, the Company’s balance for cash and cash equivalents was $1.0 million, a $0.1 million decrease from the cash balance of $1.1 million as of December 31, 2004. The Company had scheduled payments due to its lenders and lessors during the first nine months of 2005 of $11.6 million, against which payments of $6.1 million were made during the period. In addition, at September 30, 2005, the Company owed past due amounts of $2.7 million under an engine maintenance contract.

Cash Provided by Operating Activities. During the first nine months of 2005, the Company had positive cash flow from operating activities in the amount of $4.1 million. The Company generated a net loss of $0.1 million for the first nine months of 2005. Offsetting this were non-cash depreciation and amortization expenses of $4.8 million and a $0.1 million loss on the write off of obsolete inventory. The Company also recognized $0.5 million of non-cash gains on the extinguishment of aircraft debt and $0.5 million of non-cash gain of disposition of assets. Changes in current operating items had a $0.3 million positive effect on cash.

Cash Flows from Investing Activities. During the first nine months of 2005, the Company experienced a negative cash flow of $0.7 million from investing activities, including a $0.3 million cost of installing Terrain Avoidance Warning Systems on the Company’s aircraft. The cost of that installation, totaling $1.3 million, was incurred during the period from January 1, 2004 to June 30, 2005.

Cash Flows from Financing Activities. The Company utilized $3.5 million of cash to reduce the Company’s outstanding notes payable and long-term debt balances.

As of September 30, 2005, the Company had negative working capital of $97.3 million, as compared to negative working capital of $113.7 million as of December 31, 2004. The amount of the Company’s negative working capital as of September 30, 2005 includes $67.8 million of long-term debt, which would otherwise be due after one year, that has been reclassified on the Company’s balance sheet as “long-term obligations classified as current.”

Raytheon Aircraft Credit Corporation. On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon Aircraft Credit Corporation (Raytheon) regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and Beechcraft 1900D aircraft fleet. Throughout the first nine months of 2005, the Company made payments to Raytheon of $5.2 million principal and interest; however, the Company did not make scheduled payments of $3.0 million. As of September 30, 2005, the aggregate amount of the arrearage for the first nine months of 2005 and all prior periods was $5.9 million. In addition, the Company was not in compliance with certain other financial covenants contained in the Restructuring Agreement.

Aircraft Debt Financing. During the first nine months of 2005, the Company made principal and interest payments of $4.4 million on 30 aircraft promissory notes (the Aircraft Debt). Payments included $0.4 million from the pass-through to Raytheon of deposits of funds that the Company received under the terms of its sublease of two Beechcraft 1900D aircraft to another airline. In accordance with procedures set forth in Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS No. 15), the Company accounted for the scheduled payments of interest as a reduction of the carrying value of the Aircraft Debt on the Company’s books. As of September 30, 2005, the outstanding principal amount of the Aircraft Debt was $53.5 million, while the carrying value of the Aircraft Debt on the Company’s books was $62.9 million.

In February 2005 the Company leased two of its Beechcraft 1900D aircraft to another airline. These leases partially achieved a 2004 Company objective to improve the Company’s operating income and balance sheet by either increasing aircraft utilization or reducing the fleet.

On April 25, 2005, Raytheon notified the Company that due to the Company’s current defaults, it intended to reduce its exposure by requiring the Company to return five Beechcraft 1900D aircraft to Raytheon. The Company agreed to a return schedule for five aircraft. The Company returned one aircraft in June 2005, returned one aircraft in July 2005, returned two aircraft in August 2005, and returned one aircraft in September 2005. Upon return of each aircraft, Raytheon released the Company from all future obligations including past due principal under the related financing provided by Raytheon on that aircraft. The Company remains obligated to pay Raytheon past due interest obligations on the five aircraft. The Company currently intends to increase the utilization of its Embraer EMB-120ER fleet to compensate for the reduction in the Beechcraft 1900D fleet.

The Company has an engine maintenance contract with Pratt & Whitney Canada Corp. requiring payments based on hours of operation. Due to the return of aircraft and engines, the Company seeks to amend the contract to reflect reductions in cost due to the elimination from the maintenance program of engines on aircraft returned to Raytheon, the sale of spare engines, and a reduced level of operations.

Non-Aircraft Debt Financing. During the first nine months of 2005, the Company made principal payments of $0.6 million on four non-aircraft promissory notes owed by the Company to Raytheon (the Non-Aircraft Debt). As of September 30, 2005, the outstanding principal amount of the Non-Aircraft Debt was $13.6 million, which included $1.8 million of contractually deferred interest.

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

Boeing Capital Corporation - Aircraft Leases. The Company leases two of the Company’s Embraer Brasilia aircraft under aircraft lease agreements with Boeing Capital Corporation (Boeing). During the first nine months of 2005, the Company made lease payments of $0.3 million on the two Boeing aircraft leases. At September 30, 2005, the Company was in arrears on its aircraft rental obligations under the two Boeing aircraft leases in the aggregate amount of $7.0 million. The Company has also recorded a liability to Boeing in the amount of $1.2 million for accrued penalty interest on the missed lease payments.

On April 27, 2005, Boeing gave the Company a notice of default under its lease agreements, and directed the Company to pay Boeing within five days all amounts currently owing under those agreements. The notice stated that failure to do so would cause Boeing to exercise other rights as it deems appropriate. At April 27, 2005, the total amount due under the leases, including installments and penalty interest, was $7.6 million. The Company is negotiating with Boeing regarding revised terms of repayment for these outstanding obligations.

CIT Group - Aircraft Debt Financing. The Company has an Amended Note payable to CIT Group for the financing of three of the Company’s Embraer Brasilia aircraft. During the first nine months of 2005, the Company made payments of principal and interest on the Amended Note in the amount of $0.5 million. As of September 30, 2005, the Company was in arrears on payments of principal due under the terms of the Amended Note in the amount of $0.9 million. The Company continues to engage in negotiations with CIT Group regarding terms of repayment for remaining amounts due. As of September 30, 2005, the total principal amount owed to CIT Group was $3.5 million, which is collateralized by three Embraer EMB-120ER aircraft.

FINOVA Capital Corporation.

Settlement Agreement Note. The Company has a debt obligation under a Settlement Agreement with FINOVA Capital Corporation (FINOVA) with respect to amounts owed by the Company upon the return of one leased Embraer Brasilia aircraft. During the first nine months of 2005, the Company made payments of principal and interest on the Settlement Agreement note in the amount of $0.1 million. As of September 30, 2005, the Company was current on all payments of principal and interest under the Settlement Agreement.

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

In addition, the Company remains liable for all outstanding lease payments, together with accrued penalty interest, that were due and payable under the terms of the FINOVA Lease. During the first nine months of 2005, the Company made payments of $72,000 against the balance of the outstanding lease payments. As of September 30, 2005, the aggregate amount of outstanding lease payments and accrued penalty interest owed by the Company under the FINOVA Lease was $1.3 million. The Company continues to engage in negotiations with FINOVA regarding potential terms of repayment for these outstanding obligations.

Long-Term Debt Classified as Current

During the nine months ended September 30, 2005, the Company was unable to generate cash flow sufficient to service the Company’s outstanding aircraft debt and lease obligations. As of September 30, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations.

As of September 30, 2005, the Company was approximately $18.2 million in arrears with respect to payments due on almost all of the Company’s aircraft debt and lease obligations. The arrearage is comprised of $6.8 million of past-due debt principal payments, $3.4 million of outstanding accrued interest, and $8.0 million of deferred lease payments.

The Company does not believe that it will be able to generate sufficient cash flows to satisfy the outstanding arrearages or to regain compliance with the Company’s aircraft debt and lease agreements during the remainder of the Company’s fiscal year 2005. The Company is at risk that one or more of the Company’s debt obligations will be accelerated, thereby forcing the Company to either seek legal protection from its creditors or discontinue operations. The Company does not expect to make full debt or lease payments during the fourth quarter 2005 or the first quarter 2006 due to seasonality of passenger revenues and increased fuel costs. Preliminary discussions with Raytheon have determined a willingness to adjust payments for seasonality.

As of September 30, 2005, $67.8 million of long-term debt that would otherwise be due after one year is reflected on the Company’s balance sheets as “long-term obligations classified as current.” In addition to the contractual amounts due the lenders, the amount of long-term debt classified as current includes $7.3 million of additional carrying amounts under SFAS No. 15.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have performed an evaluation of the Company’s disclosure controls and procedures. Based upon that evaluation, such officers have concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2005, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

During the first nine months of 2005, the Company was in default on the following indebtedness of the Company:

Raytheon Aircraft Credit Corporation. As of September 30, 2005, the Company was in arrears on payments of principal and interest on debt financing provided by Raytheon under the Company’s 2002 Restructuring Agreement with Raytheon in the amount of $7.7 million.

Boeing Capital Corporation. As of September 30, 2005, the Company was in arrears on its aircraft rental obligations under two aircraft leases with Boeing Capital Corporation in the aggregate amount of $7.0 million.

CIT Group. As of September 30, 2005, the Company was in arrears on payments of principal due under the terms of its Amended Note payable to CIT Group for the financing of three of the Company’s Embraer Brasilia aircraft in the amount of $0.9 million. The total principal amount owed to CIT Group is $3.5 million, which is collateralized by three Embraer EMB-120ER aircraft.

See Note 5, of the Financial Statements, “Events Related to Creditors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

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

GREAT LAKES AVIATION, LTD.

Dated: November 9, 2005	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

E-1