Form 10-K
period 2005-12-31
GREAT LAKES AVIATION LTD
filed 2006-03-31
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2005 was approximately $3,309,000.

As of March 15, 2006 there were 14,071,970 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREAT LAKES AVIATION, LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2005

Forward-Looking Statements

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. (Great Lakes or the Company) notes that certain statements in this Form 10-K and elsewhere are forward-looking and provide other than historical information. The Company’s management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words, “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the forward-looking statements contained in this Form 10-K or elsewhere should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

As more fully described in this report, important factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	the Company’s dependence on its code-sharing relationships with United Air Lines, Inc. (United Air Lines or United), which completed its reorganization under the United States Bankruptcy Code on February 1, 2006, and Frontier Airlines, Inc. (Frontier Airlines or Frontier);

2)	the Company’s ability to either:

(i)	regain and maintain compliance with the Company’s existing debt and lease obligations, including those debt and lease obligations that were restructured as of December 31, 2002, or

(ii)	re-negotiate the Company’s debt and lease obligations to a level that the Company can reasonably service, based upon the Company’s current and projected cash flows;

3)	the acceleration of one or more of the Company’s debt obligations that would force the Company to seek legal protection or discontinue operations;

4)	the effect of general economic conditions on business and leisure travel;

5)	the incidence of domestic and international terrorism and military actions;

6)	the incidence of pandemic diseases, storms and other natural disasters;

7)	the level of passenger confidence in the safety of air travel;

8)	the volatility and level of fuel costs;

9)	seasonality of passenger traffic;

10)	the receipt of economically sufficient Essential Air Service subsidies;

11)	increases in insurance and security expenses;

12)	the possibility of increased competition from other air carriers (including United and Frontier) and from ground transportation; and

13)	the level of regulatory and environmental costs.

See also Item 1A., “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Risk Items Relating to Liquidity and Capital Resources” below for additional discussion of these factors.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and the Company does not undertake to update any forward-looking statements except as required by law in the normal course of its public disclosure practices.

PART I

Item 1. BUSINESS

General

Great Lakes Aviation, Ltd. (Great Lakes or the Company) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Air Lines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of February 28, 2006, the Company served 30 communities in nine states to and from Denver, Colorado, five destinations to and from Phoenix, Arizona and two destinations to and from Albuquerque, New Mexico.

General information about the Company can be found at www.flygreatlakes.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through the Company’s web site as soon as reasonably practicable after the Company has filed such reports with, or furnished them to, the United States Securities and Exchange Commission. Information on the Company’s web site is not incorporated into, nor a part of, this Form 10-K or the Company’s other securities filings.

Essential Air Service Program

The Company derived approximately 28% of its total revenue from the Essential Air Service program (EAS) in 2005, which is administered by the United States Department of Transportation (the DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the Deregulation Act), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies in order to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before the airline may terminate, suspend, or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. EAS rates are normally set for two-year contract periods for each city. Significant fluctuations in passenger revenues, as well as fluctuations in fuel pricing and other costs, may cause EAS routes to become unprofitable during these two-year terms.

At the end of the contract period for EAS service to a particular city, the DOT may request competitive proposals from other airlines. Proposals, when requested, are evaluated on, among other things, the level of service provided, the amount of subsidy requested, the fitness of the applicant, and comments from the communities served.

For the federal fiscal year ended September 30, 2001, the EAS budgeted subsidy funding level for the entire program was $50 million. In recognition of the impact of the terrorist attacks of September 11, and the contractual obligation to provide a fixed level of service to EAS communities by carriers receiving subsidies, Congress authorized the DOT to increase subsidy rates to compensate for reduced passenger revenues and higher level of expenses. Congress set the EAS funding level at $113 million for the fiscal year ended September 30, 2002, at $113 million for the fiscal year ended September 30, 2003, at $102 million for the fiscal years ended September 30, 2004 and 2005, and at $110 million for the fiscal year ending September 30, 2006.

During 2004, the Company discontinued the provision of EAS service to the following communities: Huron, SD; Brookings, SD; Pueblo, CO; Vernal, UT; Moab, UT; and Norfolk, NE. During 2005, the Company commenced EAS service to the following communities: Show Low, AZ; Kingman, AZ; Prescott, AZ; Ponca City, OK; Enid, OK; Clovis City, NM; and Silver City, NM. As a result, the Company’s net EAS revenues increased to $21.9 million in 2005, from $20.8 million in 2004. At February 28, 2006, the Company served 28 EAS communities on a subsidized basis.

United Air Lines and Frontier Airlines Code Share Relationships

United Air Lines. Prior to May 2001, the Company operated under the United Air Lines identity as a United Express carrier. Effective May 1, 2001, the Company and United ended the United Express relationship and entered into a code share agreement under which the Company placed the United Air Lines flight designator code on certain Great Lakes flights that connected with United flights in Chicago, Denver, Minneapolis and Phoenix.

On December 9, 2002, United’s parent company, UAL, Inc., and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. At the same time, United obtained an order from the bankruptcy court that allowed, but did not require, United to perform under its executory contracts relating to interline agreements, including United’s code share agreement with the Company.

In April 2003, the Company began negotiations with United to modify and extend the code share agreement beyond its original expiration date of April 30, 2004. On July 18, 2003, the Company and United executed an amendment to the code share agreement that formalized the on-going relationship between the two companies.

Pursuant to the terms of the amendment to the code share agreement, the Company released its exclusive right to utilize the United Air Lines flight designator for five markets served by the Company with connecting service at United’s Denver hub. In exchange, certain code share restrictions, which had previously limited the Company’s ability to enter into code share and frequent flier programs with other airlines at the Denver hub, were removed. The Company and United also agreed on a payment structure for certain amounts owed by the Company to United. In addition, the amendment extended the term of the code share agreement through December 31, 2005 and, subject to the Company’s continued compliance with the code share agreement, United has conditionally agreed to further extend the term of the code share agreement through April 30, 2007. On February 1, 2006, United completed its restructuring and emerged from bankruptcy. The Company and United have continued to operate under the terms of their agreement, which expired on December 31, 2005, while they negotiate an ongoing agreement.

Frontier Airlines. On May 3, 2001, the Company entered into a code share agreement with Frontier, which was implemented July 9, 2001. The Frontier agreement provides for the use of Frontier’s flight designator code on Great Lakes’ flights connecting with Frontier’s flights in Denver. Accordingly, certain flights to and from Denver carry both the United Air Lines and Frontier Airlines flight designator codes as well as the Great Lakes flight designator. The Company’s code share agreement with Frontier remains in effect until terminated by either party upon at least 180 days prior written notice to the other party. As of December 31, 2005, the Company was in compliance with the Frontier code share agreement.

Markets

As of December 31, 2005, the Company operated 71 weekday departures daily from Denver, CO, ten departures daily from Phoenix, AZ and four departures daily from Albuquerque, NM.

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

To offset the reduction of service realized in 2004, the Company actively pursued additional EAS markets and commenced service to Clovis and Silver City, NM, Enid and Ponca City, OK, and Kingman, Show Low, and

Prescott, AZ in the first and second quarters of 2005. The company commenced service to Sierra Vista, AZ in the first quarter of 2005 under a DOT Small Community Air Service Development program initiated by the Arizona Department of Transportation. The Company provided enhanced service to Gillette, Riverton and Rock Springs, WY on a subsidized basis under the Wyoming Department of Transportation Air Enhancement Fund.

The Company’s route map is as follows:

Marketing

The Company’s services are marketed primarily by means of the Company’s internet web site, from listings in other computerized reservation systems, and through direct contact with travel agencies and corporate travel departments. The Company’s promotional programs emphasize the Company’s close affiliation with its code share partners and, in particular, the opportunity for the Company’s passengers to participate in related customer service benefits such as a frequent flyer program.

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

Charter and Freight Service

The Company uses its Beechcraft and Embraer Brasilia aircraft to provide charter services to private individuals, corporations, and athletic teams and leases two Beechcraft to another carrier. The Company also carries freight, and small packages on most of its scheduled flights. Revenues from the Company’s leases, charter flights and freight air service were 1.6%, 1.4%, and 2.6% of the Company’s total revenues for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Aircraft

As of December 31, 2005, the Company’s fleet consisted of 25 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft.

Beechcraft Aircraft. The Beechcraft 1900D aircraft are pressurized, radar equipped, and offer a 300-mile per hour cruising speed for 19 passengers, plus cargo, with a range of 850 miles. The Beechcraft 1900D aircraft is widely regarded by airlines as an efficient and reliable aircraft for regional service.

At the beginning of 2001 the Company operated 37 Beechcraft 1900D aircraft. Because of the reduction in demand for air service following the events of September 11, 2001, the Company decided to retire seven of its Beechcraft 1900D aircraft and began negotiations for returning the surplus aircraft. The Company returned four of the owned Beechcraft 1900D aircraft to Raytheon Aircraft Credit Corporation (Raytheon) during 2003 and the remaining two owned and one leased Beechcraft 1900D aircraft during 2004. The Company returned an additional five of the owned Beechcraft 1900D aircraft during 2005.

Embraer Brasilia Aircraft. The 30-passenger Embraer Brasilia aircraft are equipped with advanced avionics, have restrooms, are staffed with a flight attendant, and offer a 330-mile per hour cruising speed with a range of 750 miles. In November 2003, the lease for one Embraer Brasilia aircraft expired. The Embraer Brasilia aircraft under the expired lease was returned to the lessor in January 2004. At December 31, 2005, four of the Company’s six Embraer Brasilia aircraft were in scheduled service.

A summary of the Company’s operating aircraft as of December 31, 2005 and 2004 is as follows:

	2005		2004
	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia
Owned	25	4	30	4
Operating leases	—	2	—	2

	25	6	30	6
Leased to another carrier	(2)	—	—	—

Available for operations	23	6	30	6

As of December 31, 2005, the average age of the Company’s aircraft was approximately 11 years and as of December 31, 2004, the average age of the Company’s aircraft was approximately ten years.

Maintenance

The Federal Aviation Administration (the FAA) mandates periodic inspection and maintenance of commercial aircraft. The Company performs most of the maintenance and inspection of its aircraft and engines (except engine overhaul) using its own personnel. Heavy maintenance bases are located at Cheyenne, Wyoming and Grand Island, Nebraska. Line maintenance is also performed in Denver, Colorado and Phoenix, Arizona. Parts and supplies inventories are maintained at these locations to promote the mechanical dispatch reliability of the fleet. The Company also maintains an inventory of spare engines and propellers for its fleet to allow for minimal downtime during major overhauls. The Company internally performs overhaul of selected aircraft components for its fleet.

As part of the Company’s Restructuring Agreement with Raytheon, dated as of December 31, 2002 (the Restructuring Agreement), (see Liquidity and Financing below), in April 2004, the Company entered into a five-year Term Cost PlanTM Agreement (the FMP Contract) with Pratt & Whitney Canada Corp. (P&WC) under which P&WC supplies the Company with certain engine maintenance services under a Fleet Management Program.TM The Company entered into the FMP Contract to comply with certain aircraft maintenance requirements that are set forth in the Restructuring Agreement. Under the terms of the FMP Contract, the engines for the Company’s Beechcraft 1900D aircraft are being overhauled over the first two and one-half years of the FMP Contract and maintained for the five-year term of the FMP Contract. Monthly amounts to be paid by the Company are based on the total number of Beechcraft 1900D engine operating hours at a fixed contractual rate. Because of the reduction in number of operating aircraft and related engines the Company and P&WC are renegotiating the terms of the FMP Contract.

Fuel

The Company has not experienced difficulty with fuel availability and expects to continue to be able to obtain fuel in quantities sufficient to meet its future requirements. The Company contracts directly with refiners for the purchase of a portion of its aircraft fuel requirements. However, standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, an increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues or subsidies, could have a material adverse impact on the Company’s future operating results. During 2005, the Company’s average price of fuel, including taxes and plane service fees, was $2.13 per gallon, as compared to $1.56 in 2004 and $1.23 in 2003. At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease the Company’s fuel expense by approximately $83,000 annually.

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

On December 31, 2002, the Company entered into the Restructuring Agreement, which enabled the Company to substantially reduce its outstanding debt and lease debt obligations to Raytheon, reduce the Company’s monthly debt and lease payments, and return surplus aircraft. The Company plans to seek additional permanent capital, when feasible. However, it is unlikely that such additional capital will be available until the Company and the airline industry appear capable of returning to a continuing level of profitability. If the Company is unable to generate adequate funding through either improved financial performance or a combination of additional financing and further settlements with creditors, the Company may be required to make further reductions in operating levels and develop other alternatives to provide sufficient operating funds. No assurances can be made that the Company will be successful in finding financing alternatives or that the Company’s creditors will not impose conditions that result in a further corporate restructuring or a cessation of operations.

Starting in 2004, the Company explored ways of reducing the size of its Beechcraft 1900D fleet as part of its ongoing evaluation of aircraft requirements. In partial furtherance of this goal, the Company leased two Beechcraft 1900D aircraft to another airline in February 2005.

On April 25, 2005, Raytheon notified the Company that due to the Company’s current defaults, it intended to reduce its exposure by requiring the Company to return five Beechcraft 1900D aircraft to Raytheon. The Company returned one aircraft in June 2005, returned one aircraft in July 2005, returned two aircraft in August 2005, and returned one aircraft in September 2005. Upon the return of each aircraft, Raytheon released the Company from all future obligations including past due principal under the related financing provided by Raytheon on each such aircraft. The Company remains obligated to pay Raytheon past due interest obligations on the five aircraft. The Company increased the utilization of its Embraer EMB-120ER fleet concurrent with the reduction in the Beechcraft 1900D.

During 2004, the Company made all scheduled payments to Raytheon. During 2003 and 2005, the Company did not make scheduled payments of approximately $4.5 million and $4.1 million, respectively. The Company anticipates amending its agreement with Raytheon to provide for payment of missed payments in 2003 and 2005 in future periods.

Currently, the Company is in arrears and is negotiating with creditors that have provided financing for the Company’s Brasilia aircraft to restructure the Company’s remaining debt and lease obligations. The Company has informal agreements with these aircraft creditors to make reduced payments while negotiating revised payment schedules which will be based on current cash flows.

On April 27, 2005, Boeing Capital Corporation (Boeing) gave the Company a notice of default under its lease agreements pursuant to which the Company leases two Embraer EMB-120ER aircraft, and directed the Company to pay, within five days, all amounts currently owing under those agreements. The notice stated that failure to do so would cause Boeing to exercise other rights. Boeing could cause the aircraft to be sold and demand payment for any past due rentals, penalties, and the difference between the stipulated loss value, as determined in the lease, and the sale proceeds of the aircraft. At April 27, 2005, the total amount due under the leases, including installments and penalty interest, was $7.5 million. At December 31, 2005, the total amount due under the leases, including installments and penalty interest, was $8.6 million. The Company is negotiating with Boeing regarding revised terms of repayment for these outstanding lease obligations.

The Company continues to be in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Furthermore, the Company cannot determine with a high degree of confidence that it will be able during 2006 to generate sufficient cash flows in order to make payments that become due in 2006 or regain compliance with its aircraft debt and lease agreements. Therefore, the amount of long-term debt that would otherwise be due after one year is shown on the Company’s balance sheet as long-term obligations classified as current.

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

Since entering into the Restructuring Agreement, the Company has been in continual negotiations with Raytheon, its principal aircraft creditor, to recognize changes in fare levels, competition, and the changing strategies of its code sharing partners. Discussions with Raytheon have included proposed modifications of the schedule of debt payments to reflect seasonal cash flows and the return of aircraft that have become surplus to the Company’s operations. The Company continues to negotiate with Raytheon, Boeing, CIT Group, and FINOVA to assure availability of sufficient aircraft and spare engines and to achieve a restructuring of its obligations consistent with reasonably expected future cash flows. The Company does not know whether it will be successful in such negotiations or whether the terms of any restructuring will permit continued operations at the current level.

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations. As discussed in Note 1 to the financial statements, the Company had liabilities in excess of assets at December 31, 2005, 2004, and 2003 and was in arrears on payments to its long term debt holders at December 31, 2005.

The report of independent registered public accounting firm dated March 30, 2006 on the Company’s financial statements states that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Starting in 2004, the Company explored ways of reducing the size of its Beechcraft 1900D fleet as part of its ongoing evaluation of aircraft requirements. In partial furtherance of this goal, the Company leased two Beechcraft 1900D aircraft to another airline in February 2005.

During the first six months of 2004, the Company returned two owned Beechcraft 1900D aircraft to Raytheon, with a net book value of $4.8 million, in exchange for the cancellation and extinguishment of two promissory notes. As a result, the Company reduced its outstanding aircraft debt and accrued interest by $7.7 million. The Company also returned the one leased Beechcraft 1900D aircraft during 2004 for the cancellation and extinguishment of outstanding operating lease obligations. The Company was responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the Restructuring Agreement. During the first quarter of 2004, the Company executed an Engine Overhaul Note (the Engine Note), which sets forth the terms for repayment of such costs. Accordingly, as of December 31, 2004, the Company recognized an expense of $2.1 million for such expenditures. The return of these aircraft resulted in a reduction of the net book value of its owned aircraft by approximately $5.6 million, reduced its outstanding aircraft debt and lease liabilities by $8.7 million, and recorded gains from extinguishment of debt related to the two owned 1900D aircraft of $3.6 million and recorded gains on cancelled lease obligations of $0.7 million for a total recorded gain of approximately $4.3 million.

On April 25, 2005, Raytheon notified the Company that due to the Company’s current defaults, it intended to reduce its exposure by requiring the Company to return five Beechcraft 1900D aircraft. The Company returned one aircraft in June 2005, returned one aircraft in July 2005, returned two aircraft in August 2005, and returned one aircraft in September 2005 in exchange for the cancellation and extinguishment of five promissory notes. As a result, the Company reduced the net book value of its owned aircraft by $12.3 million, reduced its outstanding aircraft debt and accrued interest by $12.9 million, and recorded gains on cancellation of debt obligations of $0.6 million. Upon the return of each aircraft, Raytheon released the Company from all future obligations including past due principal under the related financing. The Company remains obligated to pay Raytheon past due interest obligations of $0.5 million on the five aircraft.

Refinancing of Aircraft Debt. On December 31, 2002, the Company restructured its financing for 30 of the Company’s Beechcraft 1900D aircraft by executing new and amended promissory notes that are secured by the aircraft (the Aircraft Debt). In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS 15), the Company has accounted for the restructuring of this Aircraft Debt as a troubled debt restructuring. SFAS 15 states that, in a troubled debt restructuring, the debtor shall not reduce the carrying amount of the existing debt on the debtor’s books unless the carrying amount of the existing debt exceeds the total future cash payments of the new debt under the restructured terms. The effects of any changes in the face amount or interest rate must be amortized in future periods by reducing interest expense to an effective interest rate that equates the net present value of the future cash payments under the terms of the restructured debt to the carrying value on the debtor’s books.

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

During 2005 and 2004, the Company made principal payments of $2.8 million and $5.3 million, respectively, on the Aircraft Debt. In addition, the Company made payments of interest in the amount of $2.7 million and $3.4 million, in 2005 and 2004 respectively. As of December 31, 2005 and 2004, the outstanding principal amount of the Aircraft Debt was $53.2 million and $66.9 million, respectively, while the carrying value of the Aircraft Debt on the Company’s books (which includes the current balance of the Aircraft Debt SFAS 15 Amount) was $61.9 million and $80.2 million. The five Beechcraft 1900Ds returned during 2005 resulted in a reduction of principal of $10.9 million and SFAS 15 reductions of $2.0 million on the Company’s books. During 2005, amortization of SFAS 15 on the Company’s books reduced principal by $2.7 million.

As of December 31, 2005, the Company was in arrears on payments of principal and interest for the Aircraft Debt in the amount of $8.6 million and was not in compliance with certain other covenants contained in the Restructuring Agreement.

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

Other Non-Aircraft Debt. Under the Restructuring Agreement, the outstanding principal and accrued interest amounts on various non-aircraft debt was restructured into new promissory notes (the Non-Aircraft Debt) with a combined total principal amount of $11.5 million and a carrying value on the Company’s books, in accordance with SFAS 15, of $12.8 million. During the first quarter of 2004, the Company executed the Engine Note, which sets forth the terms for payment of a $2.3 million liability to satisfy aircraft return conditions. During 2005, the Company made principal payments of $0.7 million on the Non-Aircraft Debt and increased the outstanding principal balance by deferred interest in the amount of $0.1 million. As of December 31, 2005 and 2004, the carrying value of the Non-Aircraft Debt on the Company’s books was $13.5 and $14.1 million, respectively, while the outstanding principal amount of the Non-Aircraft Debt was $13.3 million and $13.7 million, respectively.

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

Registration Rights. The Restructuring Agreement required the Company to file a shelf registration statement with the Securities and Exchange Commission in order to permit Raytheon to resell the shares of Company Common Stock issued to Raytheon. As of the date of this report, the shelf registration statement has not been filed.

Independent Directors. The Company was required to appoint two independent directors unaffiliated with either the Company or Raytheon. This was completed by September 26, 2005.

Mandatory Prepayments. The Company is required to prepay amounts outstanding under the Company’s notes held by Raytheon in an amount equal to 50% of the “excess cash flow” for that fiscal year. “Excess cash flow” means cash flow from the Company’s operations, less (a) capital expenditures, (b) payments of funded indebtedness for or made during such fiscal year, and (c) $250,000. During the fiscal year 2005, the Company did not have excess cash flows and was not required to make mandatory prepayments.

Ongoing Compliance. The debt payments to be made under the Restructuring Agreement were closely aligned with the Company’s forecasted cash flows at the time the Restructuring Agreement was negotiated. During 2003 and 2005, shortfalls from forecasted cash flows resulted in the Company’s inability to make the scheduled payments. The Company has informal agreements with Raytheon to make reduced payments while negotiating revised payment schedules which will be based on current cash flows. At December 31, 2005, the Company was current with payments under these informal agreements. In the first quarter of 2006, the Company continued to make reduced payments to Raytheon because of its limited cash availability. In addition, there are significant uncertainties regarding the Company’s ability to achieve sufficient cash flows in the future due to a variety of factors beyond the Company’s control. Such factors include, but are not limited to, the ability of United Air Lines’ to achieve financial viability after exiting Chapter 11 bankruptcy reorganization, the volatility of fuel prices, reduced passenger demand, continued political and economic instability in Iraq and the Middle East, continued participation in and potential changes under the EAS program, and general economic conditions.

At December 31, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. The Company cannot determine with a high degree of confidence that it will be able to generate sufficient cash flows during 2006 in order to make the required payments or become in compliance with its aircraft debt and lease agreements. Therefore, the amounts of long-term debt that would otherwise be due after one year are reflected on the Company’s balance sheets as long-term obligations classified as current. In addition to the contractual amounts due the lenders, the amount of long-term debt classified as current includes $6.7 million of additional carrying amounts under SFAS 15. The company has not been granted a waiver of the foregoing defaults.

Other Financing

Boeing Capital Corporation. The Company leases two of the Company’s Embraer Brasilia aircraft from Boeing Capital Corporation (Boeing). At December 31, 2005, the Company was in arrears on its obligations under these leases in the amount of $7.3 million. The Company has also recorded a liability to Boeing in the amount of $1.3 million for accrued penalty interest on the missed lease payments. The Company is engaged in ongoing negotiations with Boeing with respect to the Company’s default under the terms of the aircraft lease agreements.

CIT. At December 31, 2002, Great Lakes had three notes payable to CIT Aerospace, formerly The CIT Group/Equipment Financing, Inc. (CIT), for the financing of three of the Company’s Embraer Brasilia aircraft. The three notes, with a combined outstanding principal amount of $5.0 million, were payable at interest rates ranging from 8.70% to 9.08%. In April 2003, the Company executed an amended note that combined the three notes and modified the terms to provide for reduced monthly payments at an interest rate of LIBOR plus 275 basis points. The amended note will mature in December 2007. As of December 31, 2005, the principal balance on the amended note was $3.4 million, and the Company was in arrears on payments of principal on the amended note in the amount of $1.1 million and interest of $0.1 million.

FINOVA. In August 2002, the Company entered into a Settlement Agreement with FINOVA Capital Corporation (FINOVA), whereby the Company agreed to pay to FINOVA a total of $0.7 million, with interest at 10%, over a period of 48 months in settlement of amounts owed by the Company on the return of one leased Embraer Brasilia aircraft. During 2005, the Company was current on all payments of principal and interest under that agreement, resulting in an outstanding principal balance of $0.1 million as of December 31, 2005.

In November 2002, the Company entered into a Deferral Agreement with FINOVA with respect to a second leased Embraer Brasilia aircraft, whereby the Company agreed to pay reduced lease payments through the end of the aircraft lease. The lease terminated on November 1, 2003, and the Company returned the second Embraer Brasilia aircraft to FINOVA in January 2004. The Company was responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions in the lease agreement. Accordingly, as of December 31, 2004, the Company had recognized a liability of $0.2 million for such expenditures. In addition, as of December 31, 2005, the Company had accrued lease payments, together with accrued penalty interest, in the amount of $1.3 million with respect to the second aircraft lease. FINOVA and the Company have agreed to negotiate a settlement of amounts due under the aircraft lease agreement and for any deficiencies in the operating condition of the second returned aircraft.

Transportation Security Administration. At June 30, 2004, the Company was obligated to the Transportation Security Administration for $2.5 million, representing collections from passengers for security fees and amounts due from the Company for aviation security infrastructure fees. On August 11, 2004, the Company restructured this obligation into a note that requires the Company to pay the amount owed in 36 monthly payments beginning in August 2004. At December 31, 2005, the Company was current on this obligation.

Employees

At March 1, 2006, the Company had 557 full-time and 269 part-time active employees, as compared to 541 full-time and 214 part-time active employees at February 22, 2005, as follows:

	March 1, 2006	February 22, 2005
Classification
Pilots	188	172
Station personnel	398	361
Maintenance personnel	133	127
Administrative and clerical personnel	70	69
Flight attendants	20	10
Management	17	16

Total employees	826	755

The Company’s pilots are represented by the International Brotherhood of Teamsters. The Company’s agreement with the pilots became amendable October 30, 2000, and the Company and the union are negotiating to achieve an agreement. The members of the union have authorized a strike at some future date if an agreement is not reached. Before any work stoppage can occur, the Federal Mediation Board must release the participants to self-help, followed by a 30-day cooling off period. The Company anticipates entering binding arbitration with the pilots.

The Company’s flight attendants are also represented by the International Brotherhood of Teamsters, and the Company’s agreement with the flight attendants became amendable April 1, 2002. Negotiations with the flight attendants are active at the present time.

The Company’s mechanics and maintenance clerks are represented by the International Association of Machinists. The Company’s agreement with the mechanics became amendable November 1, 2005, and the Company’s agreement with the maintenance clerks became amendable March 1, 2002. Negotiations with the mechanics and maintenance clerks are inactive at the present time.

In 2003, the Company’s dispatchers voted to be represented by the International Brotherhood of Teamsters. As of February 28, 2006, the Company and the dispatchers were in active negotiations for an initial labor agreement.

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

The Deregulation Act eliminated many regulatory constraints so that airlines became free to set fares and, with limited exceptions, to establish domestic routes without the necessity of seeking government approval. The DOT is still authorized to establish consumer protection regulations in order to prohibit certain pricing practices; mandate conditions of carriage; and make ongoing determinations of a carrier’s fitness, willingness, and ability to properly and lawfully provide air transportation. The DOT also has the power to bring proceedings to enforce its regulations under the 1958 Act and seek penalties, including the assessment of civil penalties, the revocation of operating authority, and criminal sanctions.

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

ITEM 1A. RISK FACTORS

Financial Condition of the Company

As discussed in Note 1 to the financial statements, the Company had liabilities in excess of assets at December 31, 2005, 2004, and 2003 and was in arrears on its debt and lease obligations as of December 31, 2005. As a result, continued operating losses in future years could negatively impact the Company’s ability to continue as a going concern.

Defaults Under Financing Agreements

At December 31, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. As a result, a creditor could declare the Company in default and demand immediate payment of all amounts owed by the Company to the creditor, which could cause the Company to go into involuntary bankruptcy.

Dependence on Relationship with United Air Lines

Currently, the Company estimates that approximately 46% of Great Lakes’ passenger traffic connects with United Air Lines flights. As a result of the Company’s relationship with United Air Lines, the Company’s business is sensitive to events and risks affecting United. If adverse events affect United’s business, the Company’s business could also be adversely affected. Such events include the ability of United Airlines’ to achieve financial viability after exiting Chapter 11 bankruptcy reorganization, changes in United’s business plan or model, employee strikes or job actions, significant curtailment of services, and terrorist events. However, to the extent that the Company is successful in developing both its own identity on its operating system and its code share relationship with Frontier Airlines, the Company will reduce its dependence on United Air Lines and mitigate the effects of any adverse events that are related solely to United Air Lines.

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

Dependence on Essential Air Service Revenues

In 2005, 28% of the Company’s revenues were received as EAS subsidies. EAS subsidies are expected to remain a significant portion of the Company’s revenues in 2006 and future years. Changes in DOT policies with regard to payment of subsidies and any reduction or loss of subsidies could have a substantial negative impact on the Company. The DOT awards EAS contracts through competitive bidding and the Company could lose any of its EAS contracts to the Company’s competitors. In addition, the DOT has the right to cancel EAS contracts if it determines that the communities served by such contracts are no longer eligible. At March 1, 2006, the Company served 28 EAS communities on a subsidized basis.

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

Fuel Costs

Fuel is a major component of the Company’s operating expenses. The Company does not hedge its fuel purchasing costs. The Company’s cost of fuel varies directly with market conditions, and the Company has no guaranteed long-term sources of supply. Generally, the Company intends to follow industry trends by raising fares in response to significant fuel price increases. However, the Company’s ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions. Accordingly, a reduction in the availability of, or an increase in, the price of fuel could have a material adverse effect on both the Company’s cash flow from operations and the Company’s profitability. In the fiscal year ended December 31, 2005, the Company’s average price per gallon of fuel consumed increased to an average of $2.13 per gallon compared to the average price per gallon of $1.56 for the fiscal year ending December 31, 2004. The Company estimates that every $.01 increase in the price per gallon of fuel equates to an annualized increase in fuel expense of approximately $83,000.

Control by Principal Stockholders

Raytheon, the Company’s principal creditor, owns 5,371,980 shares of the Company’s common stock, representing an approximate 38.2% interest in the Company’s outstanding shares of common stock. Raytheon acquired the shares in consideration for concessions granted by Raytheon pursuant to the Restructuring Agreement.

Mr. Douglas G. Voss, Chairman of the Board of the Company, beneficially owns or controls approximately 40.9% of the outstanding shares of the Company’s common stock, including shares owned by Ms. Gayle R. Brandt. Pursuant to a Marital Dissolution Stipulation and Property Settlement, Ms. Brandt granted to Mr. Voss an Irrevocable Proxy to vote her shares of the Company’s common stock. Mr. Voss retains the right to vote Ms. Brandt’s shares until June 28, 2010.

Accordingly, Mr. Voss and Raytheon are in a position to control the management and affairs of the Company.

Limited Market for Company Securities

The Company’s Common Stock was delisted from the Nasdaq Small Cap Market on August 14, 2002. As a result of the delisting, the Company’s Common Stock has become subject to certain rules of the SEC relating to “penny stocks.” These rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser’s prior written consent for a purchase transaction, thus restricting the ability to purchase or sell the securities in the open market. Trading of the Company’s Common Stock is conducted on the Over-the-Counter Bulletin Board, which was established for securities that do not meet NASDAQ listing requirements. Consequently, trading the Company’s Common Stock may be more difficult because of lower trading volumes, transaction delays, and reduced security analyst and news media coverage of the Company. These factors could also contribute to lower prices and larger spreads in the bid and ask prices for the Company’s Common Stock.

Item 2. PROPERTIES

The Company leases approximately 96,000 square feet of space for maintenance, operations, and administration in Cheyenne, Wyoming.

The Company leases gate and ramp facilities at 31 airports where ticketing and passenger loading and unloading are handled by Company personnel. The Company also leases aircraft hangar space for maintenance operations at Grand Island, Nebraska. Payments to airport authorities for ground facilities are based on a number of factors, including the amount of space used and flight volume.

The Company believes that it has adequate facilities for the conduct of its current and planned operations.

Item 3. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit arising from a gear-up landing of one of the Company’s Beechcraft 1900D aircraft at O’Hare International Airport in Chicago, Illinois. On September 3, 2002, Jamel Thompson, James Williams, Jove R. Ford, Terrence E. Robinson, Carlton W. Leysath, Arnold Bernard, and Alvin Pierce filed suit against the Company, United Air Lines, Inc., and the flight crew of the Company’s Beechcraft 1900D aircraft, Pascal Illy and Mark G. Vancil, in the Circuit Court of Cook County, Illinois related to a gear-up landing of that aircraft at O’Hare International Airport in Chicago, Illinois on February 10, 2001. The complaint alleges that the plaintiffs suffered personal injuries as passengers aboard the aircraft when the pilots allegedly landed the aircraft without extending the landing gear. The plaintiffs seek damages and costs. The Company’s insurance carrier is providing for the Company’s defense in the lawsuit, and the Company believes that any claims that arise from the accident that are not covered by insurance will not have a material adverse effect on the Company.

The Company is a party to routine pending legal proceedings, none of which management believes are material to the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the year ended December 31, 2005.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Stock Quotations	High	Low
2005:
First quarter	$1.00	$0.68
Second quarter	0.85	0.52
Third quarter	0.90	0.70
Fourth quarter	1.00	0.60
2004:
First quarter	$0.80	$0.30
Second quarter	1.65	0.70
Third quarter	1.07	0.56
Fourth quarter	1.15	0.56

As of March 15, 2006, the Company had approximately 348 record holders of its Common Stock.

The transfer agent for the Company’s Common Stock is Wells Fargo Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota 55075-0738, telephone: (651) 450-4064.

The Company has not paid any dividends on its Common Stock since its initial public offering in January 1994. The Company expects that, for the foreseeable future, it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operating and financial condition of the Company, and any applicable restrictive debt and lease covenants. Under the Restructuring Agreement, the Company is prohibited from paying dividends until after December 31, 2005. There were no sales of unregistered securities of the Company during the fiscal year ended December 31, 2005.

See Item 12 with respect to securities authorized for issuance under equity compensation plans.

Item 6. SELECTED FINANCIAL AND OPERATING DATA

The following statement of operations and balance sheet data as of, and for each of, the years in the five-year period ended December 31, 2005 are derived from the Company’s financial statements. The financial statements for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 have been audited by KPMG LLP. The financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, and the report thereon, are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto included elsewhere in this Form 10-K. The financial statements and selected data do not include any adjustments that might result from the outcome of the uncertainty over the Company’s ability to continue as a going concern.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands of $, except per share and selected operating data)
Statement of Operations Data:
Passenger and public service revenues	$75,174	$75,308	$73,770	$81,330	$97,030
Other revenues	1,218	1,040	1,991	3,399	4,410

Total operating revenues	76,392	76,348	75,761	84,729	101,440

Operating expenses:
Salaries, wages and benefits	20,282	21,684	22,668	25,856	31,124
Aircraft fuel	16,940	14,007	12,001	12,616	17,514
Aircraft repairs	10,708	10,735	10,322	12,740	15,122
Commissions	198	255	275	871	2,512
Depreciation and amortization	6,316	6,644	7,991	7,012	7,063
Aircraft rental	1,644	1,980	3,012	7,462	8,682
Other rentals and landing fees	4,043	4,323	4,349	5,780	6,363
Other operating expense	12,979	14,567	14,784	18,101	23,689
Impairment of assets and other property	—	—	—	5,470	—

Total operating expenses	73,110	74,195	75,402	95,908	112,069

Operating income (loss)	3,282	2,153	359	(11,179)	(10,629)

Interest expense, net	(3,122)	(1,295)	(2,390)	(6,643)	(9,932)
Federal grant	—	—	—	—	1,927
Insurance recovery	—	650	—	1,438	—
Gain (loss) on disposal of assets	461	(197)	152	—	—
Gain on extinguishment of debt	560	4,317	3,669	5,573	—

Income (loss) before income tax expense	1,181	5,628	1,790	(10,811)	(18,634)
Income tax expense (benefit)	—	—	—	—	—

Net income (loss)	$1,181	$5,628	$1,790	$(10,811)	$(18,634)

Net income (loss) per share: Basic and Diluted
Basic	$0.08	$0.40	$0.13	$(1.24)	$(2.15)
Diluted	0.08	0.39	0.13	(1.24)	(2.15)

Average number of common shares outstanding:
Basic	14,072	14,072	14,061	8,698	8,658
Diluted	14,283	14,302	14,061	8,698	8,658

Balance Sheet Data:
Working capital (deficit)	$(94,885)	$(113,743)	$(128,614)	$(147,246)	$(121,820)
Total assets	86,479	103,296	117,778	136,182	132,111
Long-term debt (including current installments) and long-term debt classified as current	78,904	98,603	115,264	132,884	115,582
Stockholders’ equity (deficit)	(18,551)	(19,732)	(25,361)	(27,158)	(18,496)

	Year Ended December 31,
	2005		2004		2003		2002		2001
Selected Operating Data:
Available seat miles (in thousands) (1)	280,579		318,904		328,904		358,541		428,707
Revenue passenger miles (in thousands) (2)	117,761		133,948		126,064		134,236		200,536
Revenue passengers carried	443,304		484,395		453,396		505,176		811,217
Departures flown	60,169		66,019		70,928		84,933		102,379
Passenger load factor (3)	42.0%		42.0%		38.3%		37.4%		46.8%
Break-even passenger load factor (4)	40.9%		36.9%		36.7%		45.3%		58.0%
Average yield per revenue passenger mile (5)	45.3	¢	40.7	¢	38.6	¢	37.8	¢	38.8	¢
Revenue per available seat miles (6)	27.2	¢	23.9	¢	23.0	¢	23.6	¢	23.7	¢
Operating cost per available seat mile (7)	26.1	¢	23.3	¢	22.9	¢	25.2	¢	26.1	¢
Average passenger fare (8)	$120.26		$112.58		$107.39		$100.39		$95.87
Average passenger trip length (miles) (9)	266		277		278		266		247
Aircraft in service (end of period)	29		36		42		46		52
Destinations served (end of period)	37		31		40		44		48

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Break-even passenger load factor” represents the percentage of available seat miles which must be flown by revenue passengers at the average yield (net of commissions and fees) for airline operations to break even.
(5)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(6)	“Revenue per available seat mile” or “RASM” represents the average total operating revenue received for each available seat mile.
(7)	“Operating cost per available seat mile” represents operating expenses divided by available seat miles.
(8)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(9)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The discussion and analysis throughout this report contains certain forward-looking terminology such as “believes,” “anticipates,” “will,” and “intends” or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the

Company’s securities are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein. See “Forward-Looking Statements” at the front of this report.

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981. Beginning in April 1992, the Company operated as a United Express carrier under a cooperative marketing agreement with United Air Lines, which was transitioned to a code share relationship on May 1, 2001. The Company now operates under its own name and as a code sharing partner with United Air Lines and Frontier Airlines. As of February 28, 2006, the Company provided passenger service to 40 airports in ten states with 1,230 scheduled departures each week.

Results of Operations

(dollars in thousands)

	For the Years Ended December 31,
	2005				2004				2003
	Amount	Cents per ASM		% Increase (decrease) from 2004	Amount	Cents per ASM		% Increase (decrease) from 2003	Amount	Cents per ASM
Operating revenues
Passenger	$53,313			(2.2)%	$54,532			12.0%	$48,691
Public service	21,861			5.2	20,776			(17.2)	25,079
Other	1,218			17.1	1,040			(47.8)	1,991

Total operating revenues	76,392			0.1%	76,348			0.8%	75,761

Salaries, wages, and benefits	20,282	7.2	¢	(6.5)%	21,684	6.8	¢	(4.3)%	22,668	6.9	¢
Aircraft fuel	16,940	6.0		20.9	14,007	4.4		16.7	12,001	3.6
Aircraft maintenance materials and component repairs	10,708	3.8		(0.3)	10,735	3.4		4.0	10,322	3.1
Commissions	198	0.1		(22.2)	255	0.1		(7.3)	275	0.1
Depreciation and amortization	6,316	2.3		(4.9)	6,644	2.1		(16.9)	7,991	2.4
Aircraft rental	1,644	0.6		(17.0)	1,980	0.6		(34.3)	3,012	0.9
Other rentals and landing fees	4,043	1.4		(6.5)	4,323	1.4		(0.6)	4,349	1.3
Other operating expense	12,979	4.6		(10.9)	14,567	4.6		(1.5)	14,784	4.4

Total operating expenses	73,110	26.1	¢	(1.5)%	74,195	23.3	¢	(1.6)%	75,402	22.9	¢

Operating income	$3,282				$2,153				$359

Interest expense, net	$(3,122)	1.1	¢	141.3%	$(1,294)	0.4	¢	(45.9)%	$(2,390)	0.7	¢

Insurance recovery	$0				$650				$—

Gain (loss) on disposal of assets	$461				$(197)				$152

Gain on extinguishment of debt	$560				$4,317				$3,669

	2005		Increase/ (decrease) from 2004	2004		Increase/ (decrease) from 2003	2,003
Available seat miles (thousands)	280,579		(12.0)%	318,904		(3.0)%	328,904
Revenue passenger miles (thousands)	117,761		(12.1)%	133,948		6.3%	126,064
Passenger load factor	42.0%		0.0%	42.0%		9.7%	38.3%
Average yield per revenue passenger mile	45.3	¢	11.3%	40.7	¢	5.4%	38.6	¢
Revenue per available seat mile	27.2	¢	13.8%	23.9	¢	3.9%	23.0	¢
Cost per Available Seat Mile	26.1	¢	12.0%	23.3	¢	1.7%	22.9	¢

Comparison of 2005 to 2004

Passenger Revenues. Passenger revenues and revenue passenger miles decreased 2.2% and 12.1%, respectively, from 2004. The decrease in passenger revenues was largely due to the 12.1% decline in revenue passenger miles as a result of a 12.0% reduction of ASMs. This reduction was partially offset by an 11.3% increase in average yield per revenue passenger mile.

Public Service Revenues. Public service revenues earned through the Essential Air Service program increased 5.2% to $21.9 million in 2005, as compared to $20.8 million in 2004. The increase in public service revenues was attributable to an increase in the number of subsidized communities served by the Company. Service was added in nine communities, which was partially offset by a subsidy decrease resulting from service discontinued in six communities.

Other Revenues. Other revenues increased 17.2% to $1.2 million in 2005. During 2005, the Company leased two Beechcraft 1900D aircraft to another operator resulting in a $611,000 increase. This increase was partially offset by a $328,000 decrease in charter income due to aircraft availability and final United States Postal Service revenues in 2004 of $161,000.

Operating Expenses. Total operating expenses decreased 1.5%, or $1.1 million, from the previous year. Operating expenses per ASM increased from 23.3 cents in 2004 to 26.1 cents in 2005.

Salaries, wages, and benefits decreased 6.5% to $20.3 million, which was primarily attributable to Company-wide reductions in staffing levels and hours worked. The average number of pilots and other employees declined in 2005 compared to 2004 by 9.1% and 2.5%, respectively.

Aircraft fuel expense increased 20.9% in 2005, even though fuel consumption was down 10.9% in 2005 due to a reduction in scheduled flights. The increase in fuel expense was a result of rising fuel costs in 2005. The Company’s average fuel cost per gallon increased 36.6% to $2.13 in 2005. Fuel costs contributed 4.39 cents and 6.04 cents to cost per ASM in 2004 and 2005 respectively. The effect of increased fuel costs contributed 1.65 cents to cost per ASM in 2005.

Aircraft maintenance, materials, and component repair expense decreased 0.002% to $10.7 million. The decrease in aircraft maintenance expense was primarily attributable the introduction of the Pratt & Whitney FMP program on April 1, 2004, which resulted in a $0.8 million reduction in Beechcraft 1900D engine overhaul expenses and the component charges received on the two leased 1900D aircraft. This decrease was partially offset by the increase attributable to engine overhauls on the EMB120 aircraft of $1.5 million in 2005, compared to $0.3 million in 2004. Overall, the cost per ASM for aircraft maintenance increased to 4.0 cents in 2005 as compared 3.4 cents in 2004.

Depreciation expense decreased 4.9% to $6.3 million in 2005, from $6.6 million in 2004. The decrease was primarily attributable to the return of two surplus Beechcraft 1900D aircraft to Raytheon during the first half of 2004, and the return of five surplus Beechcraft 1900D aircraft to Raytheon during 2005.

Aircraft lease expense decreased 17.0% to $1.6 million in 2005, from $2.0 million in 2004. The decrease was primarily attributable to the return of one surplus Beechcraft 1900D aircraft and two surplus Beechcraft 1900C aircraft to Raytheon during the first half of 2004.

Other rentals and landing fees decreased 6.5% in 2005. Operations in Moab and Vernal, UT and Casper, WY were discontinued during the first quarter of 2004. Operations in Wichita, KS were discontinued during the second quarter of 2004. Rapid City, SD and Norfolk, NE operations were discontinued in the third quarter of 2004. Also in the third quarter of 2004, the Company discontinued operations at the Company’s former Minneapolis hub and the two cities that were served from that hub, resulting in a reduction of associated costs for airport rentals and landing fees for those cities. Offsetting this, airport rentals and landing fees increased as a result of the commencement of operations during the first half of 2005 in the following markets: Sierra Vista, Show Low, Kingman, and Prescott, AZ; Ponca City and Enid, OK; and Albuquerque, Clovis City, and Silver City, NM.

Other operating expenses decreased 10.9% in 2005 to $13.0 million, from $14.6 million in 2004, representing no change in cost per ASM of 4.6 cents in 2004 and 2005. The decrease in other operating expenses was primarily due to the 12.0% reduction in ASMs and continued emphasis on cost control.

Interest Expense. Interest expense increased 141.3% to $3.1 million in 2005, from $1.3 million in 2004. The increase was primarily the result of (i) reduced SFAS 15 amortization of $1.3 million on Raytheon restructured debt and (ii) increases in variable interest rates and penalty interest on past due debt.

Income Tax Expense (benefit). The realization of any income tax benefits remains substantially in doubt as the Company continues in its loss carry forward position.

Insurance Recovery. In 2004, the Company received a settlement payment for a claim associated with the May 14, 2002 hangar fire at Grand Island, NE.

Gain on Disposal of Assets and Gain on Extinguishment of Debt. In 2005, the Company recognized gains on extinguishment of debt in the amount of $0.6 million as a result of the return of five debt-financed Beechcraft 1900D aircraft. In 2004, the Company recognized gains on extinguishment of debt in the amounts of (i) $2.8 million as a result of the return of two debt-financed Beechcraft 1900D aircraft and (ii) $1.5 million of past due lease installments for the return of one leased Beechcraft 1900D aircraft and two leased Beechcraft 1900C aircraft. See “Restructuring Agreement with Raytheon Aircraft Credit Corporation” below.

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

Aircraft fuel expense increased 16.7% in 2004, even though fuel consumption was down 5.7% in 2004 due to a reduction in scheduled flights. The increase in fuel expense was a result of rising fuel costs in 2004. The Company’s average fuel cost per gallon increased 25.2% to $1.56 in 2004.

Aircraft maintenance, materials, and component repair expense increased 4.0% to $10.7 million. The increase in aircraft maintenance expense was primarily attributable to the introduction of the Pratt & Whitney FMP program on April 1, 2004, the timing of propeller overhauls, and the cost of returning aircraft in accordance with contractual requirements. As a result, the cost per ASM for aircraft maintenance increased to 3.4 cents in 2004, as compared 3.1 cents in 2003.

Depreciation expense decreased 16.9% to $6.6 million in 2004, from $8.0 million in 2003. The decrease in depreciation expense was primarily attributable to (i) the return of four surplus Beechcraft 1900D aircraft to Raytheon during 2003 and the return of two surplus Beechcraft 1900D aircraft to Raytheon during the first half of 2004, and (ii) a reduction in depreciation rates related to rotable parts inventory.

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

Other rentals and landing fees decreased 0.6% in 2004. As of March 1, 2003, the Company discontinued operations at the Company’s former Chicago hub and the five cities that were served from that hub, resulting in a reduction of associated costs for airport rentals and landing fees for those cities. As of August 31, 2004, the Company discontinued operations at the Company’s former Minneapolis hub and the two cities that were served from that hub, resulting in a reduction of associated costs for airport rentals and landing fees for those cities. Offsetting this, airport rentals and landing fees increased as a result of the commencement of operations by the Company during the second half of 2003 in the following markets: Rapid City, SD; Grand Junction, CO; and Wichita, KS. Operations in Rapid City, SD were discontinued in the third quarter of 2004 and operations in Wichita, KS were discontinued during the second quarter of 2004.

Other operating expenses decreased 1.5% in 2004 to $14.6 million, from $14.8 million in 2003, representing an increase in cost per ASM from 4.4 cents in 2003 to 4.6 cents in 2004. The decrease in other operating expenses was primarily due to the lower levels of operations and other actions that were taken to reduce costs. This decrease in other operating expenses was partially offset by an increase of approximately $0.3 million in security expense primarily due to the Aviation Security Infrastructure waving fees for the third quarter of 2003.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at December 31, 2005 was $1.9 million, up from $1.1 million at December 31, 2004. The Company had negative working capital of $94.9 million at December 31, 2005. The negative working capital is primarily attributable to long-term debt that would otherwise be due after one year that was reclassified on the Company’s balance sheet as “long-term obligations classified as current.”

The Company recognized net income of $1.2 million for the year 2005. Cash of $5.5 million was generated from operating activities and was the primary source of funds used to make payments on notes payable and long-term debt by $3.9 million. In order to conserve cash for operating purposes during lower revenue periods the Company did not make scheduled principal payments of $5.2 million during 2005.

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

As of December 31, 2005, the Company was approximately $20.3 million in arrears with respect to aircraft lease and restructured debt obligations. The arrearage of $20.3 million is comprised of $6.4 million of debt principal payments, $5.6 million of accrued interest, and $8.3 million of deferred lease payments. The Company is in the process of renegotiating the payment schedules with its long term debt and lease creditors to conform it to expected cash availability from future operations.

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

(a) Return of Beechcraft 1900D Aircraft. During 2003, the Company returned four Beechcraft 1900D aircraft to Raytheon, with an aggregate net book value of $9.9 million, in exchange for the cancellation and extinguishment of four promissory notes. As a result, during 2003, the Company reduced its outstanding aircraft debt and accrued interest by $13.6 million and recorded net gains from extinguishment of debt in the amount of $3.7 million.

The Company returned two additional owned and one leased Beechcraft 1900D aircraft during 2004. As a result, during 2004, the Company reduced its outstanding aircraft debt and accrued interest by $7.6 million and recorded net gains from extinguishment of debt in the amount of $3.7 million. The Company was also responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions. Accordingly, as of December 31, 2003, the Company had recognized a liability of $2.3 million for such expenditures.

The Company returned five additional owned Beechcraft 1900D aircraft during 2005. As a result, during 2005, the Company reduced its outstanding aircraft debt and accrued interest by $12.9 million, and recorded gains on cancellation of debt obligations of $0.6 million. Upon the return of each aircraft, Raytheon released the Company from all future obligations including past due principal under the related financing. The Company remains obligated to pay Raytheon past due interest obligations on the five aircraft.

(b) Refinancing of Aircraft Debt. The Company obtained restructured financing for 30 of the Company’s Beechcraft 1900D aircraft retained by the Company by executing new and amended promissory notes that are secured by the aircraft (the Aircraft Debt). The terms for each of the 30 Aircraft Debt promissory notes provide for an initial principal balance of $2.5 million, with interest to accrue on the unpaid principal balance at the rate of LIBOR plus 375 basis points per annum. Payments of principal and accrued interest are to be made in 120 monthly installments, with the amount of monthly payment to be adjusted quarterly to reflect any change in the LIBOR rate.

In accordance with SFAS 15, the Company has accounted for the restructuring of this Aircraft Debt as a troubled debt restructuring. SFAS 15 states that, in a troubled debt restructuring, the debtor shall not reduce the carrying amount of the existing debt on the debtor’s books unless the carrying amount of the existing debt exceeds the total future cash payments of the new debt under the restructured terms. The effects of any changes in the face amount or interest rate must be amortized in future periods by reducing interest expense to an effective interest rate that equates the net present value of the future cash payments under the terms of the restructured debt to the carrying value on the debtor’s books.

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

During 2003, the Company made principal payments of $2.8 million on the Aircraft Debt. In addition, the Company made payments of interest in the amount of $1.9 million. In accordance with procedures set forth in SFAS 15, the Company accounted for the payments of interest as a reduction of the Aircraft Debt SFAS 15 amount. As of December 31, 2003, the outstanding principal amount of the Aircraft Debt was $72.2 million, while the carrying value of the Aircraft Debt on the Company’s books (which includes the current balance of the Aircraft Debt SFAS 15 Amount) was $91.0 million.

During 2004, the Company made principal payments of $5.3 million on the Aircraft Debt. In addition, the Company made payments of interest in the amount of $3.4 million. As of December 31, 2004, the outstanding principal amount of the Aircraft Debt was $66.9 million, while the carrying value of the Aircraft Debt on the Company’s books (which includes the current balance of the Aircraft Debt SFAS 15 Amount) was $80.2 million. The two Beechcraft 1900Ds returned during 2004 resulted in a reduction of principal of $6.6 million.

During 2005, Company returned five additional owned Beechcraft 1900D aircraft. This resulted in a reduction of principal of $10.9 million and SFAS 15 reductions of $2.0 million on the Company’s books. As a result, during 2005, the Company reduced its outstanding aircraft debt by $12.9 million, and recorded gains on cancellation of debt obligations of $0.6 million.

During 2005, the Company made principal payments of $2.8 million on the Aircraft Debt. In addition, the Company made payments of interest in the amount of $2.7 million. As of December 31, 2005, the outstanding principal amount of the Aircraft Debt was $53.2 million, while the carrying value of the Aircraft Debt on the Company’s books (which includes the current balance of the Aircraft Debt SFAS 15 Amount) was $61.9 million. During 2005, amortization of the SFAS 15 amount on the Company’s books reduced principal by $2.7 million.

As of December 31, 2005, the Company was in arrears on payments of principal and interest for the Aircraft Debt in the amount of $8.6 million and was not in compliance with certain other financial covenants contained in the Restructuring Agreement.

(c) Modification of Beechcraft 1900C Aircraft Operating Leases. The Restructuring Agreement reduced the monthly lease payments for the two Beechcraft 1900C aircraft operating leases. In addition, $384,000 of unpaid lease payments on the two leases was contractually extinguished. However, as of December 31, 2003, in accordance with SFAS 13, the Company had retained the $384,000 liability on the Company’s books and has been amortizing the liability amount over the remaining terms of the leases.

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

(d) Other Debt Restructuring. Under the Restructuring Agreement, the outstanding principal and accrued interest amounts on various non-aircraft debt were restructured into three new promissory notes (the Non-Aircraft Debt) with a combined total principal amount of $11.5 million and a carrying value on the Company’s books, in accordance with SFAS 15, of $12.8 million. Interest rates on the Non-Aircraft Debt were established at LIBOR plus 375 basis points, 6%, and 8.25%. During 2003, the Company made principal payments of $0.4 million on the Non-Aircraft Debt and increased the outstanding principal by deferred interest in the amount of $0.2 million. As of December 31, 2003, the carrying value of the Non-Aircraft Debt on the Company’s books was $12.6 million, while the outstanding principal amount of the Non-Aircraft Debt was $11.5 million. During 2004, the Company paid all scheduled debt and interest installments. During

2005, the Company made principal payments of $0.7 million on the Non-Aircraft Debt and increased the outstanding principal by deferred interest in the amount of $0.1 million. During 2005, one promissory note with a principal amount of $0.3 million was paid in full. As of December 31, 2005, the carrying value of the Non-Aircraft Debt on the Company’s books was $13.5 million, while the outstanding principal amount of the Non-Aircraft Debt was $13.3 million.

A summary of the Company’s outstanding obligations to Raytheon as of December 31, 2005 and 2004 is set forth below.

NOTES PAYABLE TO RAYTHEON AIRCRAFT CREDIT CORPORATION

	December 31, 2005			December 31, 2004
	Collateral Aircraft	Principal Balance	Book Balance	Collateral Aircraft	Principal Balance	Book Balance
Beechcraft 1900D Aircraft Interest Rate: LIBOR + 375 basis points	25	$53,153,767	$61,950,172	30	$66,919,059	$82,172,904

Deferral Note Interest Rate: LIBOR + 375 basis points		$—	$—		$295,898	$295,898

Senior Note Interest Rate: 8.25%		$5,887,076	$6,015,713		$5,887,076	$6,087,713

Subordinated Note Interest Rate: 6.0%		$5,978,091	$5,978,091		$5,832,276	$5,832,276

Settlement Note Interest Rate: LIBOR + 400 basis points		$1,466,112	$1,466,112		$1,911,186	$1,911,186

Because a substantial amount of the Company’s debt obligations to Raytheon is financed under variable interest rates, a one percent increase in interest rates with respect to such debt obligations would increase the Company’s annual interest cost by approximately $546,000, based on December 31, 2005 balances.

Other Financing

Boeing Capital Corporation. The Company leases two Embraer Brasilia aircraft under aircraft lease agreements with Boeing Capital Corporation (Boeing). At December 31, 2005, the Company was in arrears on its obligations under these leases in the amount of $7.3 million. The Company has also recorded a liability to Boeing in the amount of $1.3 million for accrued penalty interest on the missed lease payments. The Company is engaged in ongoing negotiations with Boeing with respect to the Company’s default under the terms of the aircraft lease agreements.

CIT. At December 31, 2002, Great Lakes had three notes payable to CIT Aerospace, formerly The CIT Group/Equipment Financing, Inc. (CIT), for the financing of three of the Company’s Embraer Brasilia aircraft. The three notes, with a combined outstanding principal of $5.0 million, were payable at interest rates ranging from 8.7% to 9.08%. In April 2003, the Company executed an amended note that combined the three notes and modified the terms to provide for reduced monthly payments at an interest rate of LIBOR plus 275 basis points. The amended note will mature in December 2007. As of December 31, 2005, the note balance was $3.4 million, and the Company was in arrears on payments of principal on the amended note in the amount of $1.1 million and interest of $0.1 million.

FINOVA. In August 2002, the Company entered into a Settlement Agreement with FINOVA Capital Corporation (FINOVA), whereby the Company agreed to pay to FINOVA a total of $0.7 million, with interest at 10%, over a period of 48 months in settlement of amounts owed by the Company on the return of one leased Embraer Brasilia aircraft. During 2005, the Company was current on all payments of principal and interest under that agreement, resulting in an outstanding principal balance of $0.1 million as of December 31, 2005.

In November 2002, the Company entered into a Deferral Agreement with FINOVA with respect to a second leased Embraer Brasilia aircraft, whereby the Company agreed to pay reduced lease payments through the end of the aircraft lease. The lease terminated on November 1, 2003, and the Company returned the aircraft in January 2004. The Company is responsible for costs of repair and refurbishment in order to satisfy the required aircraft return conditions. Accordingly, in 2004, the Company recognized a liability of $0.2 million for such expenditures. In addition, as of December 31, 2005, the Company has accrued lease payments, together with accrued penalty interest, in the amount of $1.3 million. FINOVA and the Company have agreed to negotiate a settlement of amounts due under the aircraft lease agreement and for any deficiencies in the operating condition of the second returned aircraft.

Long-Term Debt Classified as Current

At December 31, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations and has failed to make scheduled payments in the first quarter of 2006. Furthermore, the Company cannot determine with a high degree of confidence that it will be able during 2006 to generate sufficient cash flows in order to make the required payments or remain in compliance with its aircraft debt and lease agreements. Therefore, the amounts of long-term debt that would otherwise be due after one year are shown on the Company’s balance sheet as long-term obligations classified as current.

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations. As discussed in Note 1 to the financial statements, the Company had liabilities in excess of assets at December 31, 2005, 2004 and 2003.

The independent registered public accounting firm’s report dated March 30, 2006 on the Company’s financial statements states that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

Risk Items Relating to Liquidity and Capital Resources

Debt Service. The restructured financing agreements with the Company’s creditors were based on forecasts of the Company’s expected revenues, expenses, and cash flows. Since December 31, 2002, the Company has not fully realized its expected cash flows. During 2005, the Company made reduced payments while negotiating revised payment schedules, which will be based on current cash flows.

Due to a variety of factors beyond the Company’s control, there are significant uncertainties regarding the Company’s ability to generate future cash flows in order to service the Company’s financing agreements. Such factors include the ability of United Airlines to achieve financial viability after exiting Chapter 11 bankruptcy reorganization; the evolution of United’s continuing code share relationship with the Company; competition; reduced passenger demand as a result of general economic conditions; public health concerns; security concerns over foreign conflicts; the volatility of fuel prices; and the amount of Essential Air Service funding and financial support available from the United States government.

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

Terrorist Events. The Company’s operations are sensitive to changes in the economy and airline industry that are caused by, or related to, past and future terrorist attacks. Such changes include, but are not limited to, the impact of additional airline and security charges on Company costs, reduced customer demand for travel, the cost and availability of war-risk and other aviation insurance (including the federal government’s provision of third party war-risk coverage), and the possibility of additional terrorist events which could cause further customer aversion to air travel. The terrorist attacks of September 11 brought about an immediate reduction of passenger traffic as well as additional operating costs. During 2004 and 2005, the Company responded by taking measures to increase the efficiency of its scheduled flight operations and to reduce its operating costs.

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

In 2005, the Company received approximately $21.9 million of EAS subsidies as compensation for essential air services provided by the Company to small cities, as compared to $20.8 million in 2004. EAS subsidies are expected to remain a significant portion of the Company’s revenues in future years. Changes in DOT policies with regard to payment of subsidies and any reduction or loss of subsidies as a result of competitive bidding may have a substantial impact on the Company.

Fuel Costs. Aircraft fuel represented approximately 23.2% of the Company’s operating expenses in 2005 compared to 18.9% of the Company’s operating expenses in 2004. The Company does not hedge its fuel purchasing costs.

The Company’s cost of fuel varies directly with market conditions, and the Company has no guaranteed long-term sources of supply. The Company intends generally to follow industry trends by raising fares in response to significant fuel price increases. However, the Company’s ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions. Accordingly, a reduction in the availability of, or an increase in, the price of fuel could have material adverse effects on both the Company’s cash flow from operations and the Company’s profitability. A one-cent change in the average cost per gallon of aircraft fuel would impact the Company’s operating expense by approximately $83,000 annually, based upon fuel consumption during 2005.

Contractual Obligations

The following table summarizes the Company’s major contractual payment obligations as of December 31, 2005:

	2006	2007-2008	2009-2010	After 2010	Total
Long-term debt - Contractual	$14,240,441	$22,364,195	$16,534,414	$16,839,584	$69,978,634
Contractual interest on Long-term debt	4,964,322	7,039,605	4,112,098	1,513,845	17,629,870
Additional SFAS 15 Carrying Value	2,150,732	3,532,604	2,266,952	974,754	8,925,042

Total debt	21,355,495	32,936,404	22,913,464	19,328,183	96,533,546
Aircraft lease obligations	1,741,488	3,482,976	3,482,976	3,628,100	12,335,540
Non-aircraft Lease commitments	1,944,044	3,602,363	3,514,100	—	9,060,507

Total lease obligations	3,685,532	7,085,339	6,997,076	3,628,100	21,396,047

Total Obligations	$25,041,027	$40,021,743	$29,910,540	$22,956,283	$117,929,593

At December 31, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. The Company cannot determine with a high degree of confidence that it will be able to generate sufficient cash flows during 2006 in order to make the required payments or become in compliance with its aircraft debt and lease agreements. Therefore, the amounts of long-term debt that would otherwise be due after one year are reflected on the Company’s balance sheets as long-term obligations classified as current. In addition to the contractual amounts due the lenders, the amount of long-term debt classified as current includes $6.7 million of additional carrying amounts under SFAS 15. The Company has not been granted a waiver of the foregoing defaults.

See Item 7A for interest obligations.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements; revenues and expenses during the reporting period; and related disclosures of contingent assets and liabilities in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Passenger Revenues. The Company recognizes revenues from ticket sales when the service is provided, and records as a liability, amounts received for services to be provided in the future. To the extent that a passenger travels using a joint fare ticket that provides for a portion of the service to be provided by another airline, the total amount of the ticket that is apportioned to the carrying airline is based upon contractual formulas that approximate usual industry standard formulas for sharing of ticket revenues.

Essential Air Service Subsidy Rates. With respect to closed EAS contracts, the Company records revenues based upon rates that were approved by the Department of Transportation in the closed EAS contracts.

In the case of EAS contracts currently under negotiation, the Company records revenues based upon the assumption that the contracts will be renewed at rates that are not less than the rates currently in use. Any adjustments in revenue for differences between the assumed rates currently utilized by the Company and the rates approved by the Department of Transportation in the closed EAS contracts are recorded by the Company when such EAS contracts are finalized.

Depreciation and Residual Values On Aircraft. The estimated lives used to record depreciation on the Company’s aircraft may be affected by the volume of passenger traffic, fare levels, technology, policies regarding EAS subsidies promulgated by the DOT, and changes in strategy by the Company. In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values, and the potential for impairment. Estimates of useful lives and residual values of aircraft are based upon actual industry experience with the same or similar aircraft types and anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations, and changes in our maintenance program or operations could result in changes to these estimates.

Inventories. Inventories are comprised primarily of expendable aircraft parts, which are recorded at the lower of cost (average cost) or market.

Maintenance Expense. The Company records maintenance expense as it is incurred and does not provide for any maintenance expense in advance. As required under the Restructuring Agreement, the Company entered into the FMP Contract for all of the Company’s Beechcraft 1900D aircraft with monthly expense based on the total number of Beechcraft 1900D engine operating hours at a fixed contractual rate.

Aircraft Valuation and Impairments. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, long-lived assets, such as property, plant, equipment and aircraft, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Liability Accruals and Reserves. The Company is obligated under various agreements relating to employee health and welfare, injuries, tax and fee remittances, and other contractual matters, some of which involve estimates of the ultimate amounts due and impacts of insurance coverages. Changes in the estimates and assumptions could occur and would result in actual results being different than those estimated.

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

Air Carrier Security Fees

Included in the Company’s current liabilities at December 31, 2005 and 2004 is $1.4 million and $2.2 million, respectively, of funds collected or assessed for security matters in fiscal years 2001 through 2003

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

The Company is susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of December 31, 2005, the Company did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. The Company’s earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 23.2% of the Company’s operating expenses in 2005. A one-cent change in the average cost of aircraft fuel would impact the Company’s aircraft fuel expense by approximately $83,000 annually, based upon fuel consumption in 2005.

Interest Rates

The Company’s operations are very capital intensive because the vast majority of the Company’s assets consist of flight equipment, which is long-lived. As a result, the degree of the Company’s exposure to the market risk that is associated with changes in interest rates is directly related to the Company’s outstanding debt obligations. The Company’s cash flow is negatively impacted by increases in interest rates because a significant portion of the Company’s long-term debt is financed with variable interest rates. Increases in interest rates also negatively impact the fair value of the Company’s debt obligations that carry fixed rates of interest. See Note 5 to the Financial Statements. A 1% increase in interest rates with respect to the Company’s variable rate debt obligations would increase annual interest cost by approximately $580,000 based on December 31, 2005 balances.

Due to the amortization of the SFAS 15 amounts on the Company’s restructured debt obligations to Raytheon, the Company’s interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During 2005, the Company’s contractual interest expense for all long-term debt obligations was $6.0 million. In accordance with procedures set forth in SFAS 15, the Company amortized $2.9 million of the SFAS 15 balances. As a result, the Company’s net interest expense on long-term debt obligations, as reflected on the financial statements, was $3.1 million on December 31, 2005.

The projected contractual interest expense on the Company’s long-term obligations (based upon the interest rate stated in the debt instruments and December 31, 2005 rate for variable rate debt) for the next five years and thereafter is as follows:

Maturity	Fixed Rate Contractual Interest	Average Fixed Interest Rate	Variable Rate Contractual Interest	Average Variable Interest Rate
2006	$734,981	6.981%	$4,229,341	8.214%
2007	548,251	9.968%	3,438,730	8.257%
2008	179,718	8.250%	2,872,907	8.292%
2009	71,732	8.250%	2,310,953	8.294%
2010	—		1,729,413	8.294%
Thereafter	—		1,513,844	8.294%

In comparison, after applying the amortization of the SFAS 15 amounts against the Company’s contractual interest expense, the Company’s reportable interest expense using SFAS 15 for long-term obligation that is due in the five subsequent years and thereafter is estimated to be as follows:

Maturity	Fixed Rate Interest adjusted for SFAS 15	Avg. Fixed Interest Rate adjusted for SFAS 15	Variable Rate Interest adjusted for SFAS 15	Avg. Variable Interest Rate adjusted for SFAS 15
2006	$702,822	6.676%	$2,132,864	4.142%
2007	516,092	6.559%	1,597,806	3.837%
2008	147,559	6.774%	1,302,697	3.760%
2009	39,573	4.551%	1,027,519	3.688%
2010	—		749,769	3.596%
Thereafter	—		539,091	2.643%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of December 31, 2005, 2004 and 2003, together with the Report of the Independent Registered Public Accounting Firm, are included in this Form 10-K on the pages indicated below.

Supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Great Lakes Aviation, Ltd.:

We have audited the accompanying balance sheets of Great Lakes Aviation, Ltd. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has not been able to generate sufficient cash flows to service contractual obligations during the three years ended December 31, 2005, and had liabilities in excess of assets at December 31, 2005, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Denver, Colorado

March 30, 2006

GREAT LAKES AVIATION, LTD.

Balance Sheets

December 31, 2005 and 2004

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash	$1,907,357	$1,111,375
Accounts receivable, net of allowance of $10,000, at December 31, 2005 and $160,000 at December 31, 2004	5,065,753	5,109,726
Inventories	1,921,514	1,849,386
Prepaid expenses and other current assets	981,413	757,380

Total current assets	9,876,037	8,827,867

Property and equipment:
Flight equipment, including aircraft to be returned	111,112,718	128,463,314
Other property and equipment	8,583,983	8,387,242
Less accumulated depreciation and amortization	(44,869,392)	(44,009,485)

Total property and equipment	74,827,309	92,841,071

Other assets	1,775,477	1,627,021

Total assets	$86,478,823	$103,295,959

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Notes payable and current maturities of long-term debt	$16,391,173	$18,125,282
Long-term debt classified as current	62,512,503	80,336,243
Accounts payable	7,267,480	9,860,108
Accrued interest, unearned revenue and other liabilities	10,313,208	7,038,766
Deferred lease payments	8,276,224	7,210,126

Total current liabilities	104,760,588	122,570,525

Long-term debt, net of current maturities	—	141,168
Deferred credits	269,622	316,460

Total liabilities	105,030,210	123,028,153

Common stock, $0.01 par value.	140,720	140,720
Authorized: 50,000,000 shares
Issued and outstanding: 14,071,970
Paid-in capital	33,468,644	33,468,644
Accumulated deficit	(52,160,751)	(53,341,558)

Total stockholders’ equity (deficit)	(18,551,387)	(19,732,194)

Commitments and contingencies

Total liabilities and stockholders’ equity (deficit)	$86,478,823	$103,295,959

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Operating Revenues:
Passenger	$53,313,462	$54,532,344	$48,691,275
Public service	21,860,963	20,776,363	25,079,312
Freight, charter, and other	1,218,212	1,039,660	1,990,805

Total operating revenues	76,392,637	76,348,367	75,761,392

Operating expenses:
Salaries, wages, and benefits	20,282,033	21,683,996	22,667,871
Aircraft fuel	16,939,750	14,007,462	12,001,306
Aircraft maintenance, materials, and repairs	10,708,368	10,735,153	10,321,765
Commmissions	198,113	254,689	274,835
Depreciation and amortization	6,316,164	6,643,613	7,991,387
Aircraft rental	1,644,198	1,980,077	3,012,402
Other rentals and landing fees	4,042,969	4,323,539	4,348,573
Other operating expense	12,978,825	14,566,517	14,783,429

Total operating expenses	73,110,420	74,195,046	75,401,568

Operating income	3,282,217	2,153,321	359,824
Other income (expense):
Interest expense, net	(3,121,997)	(1,294,487)	(2,390,280)
Insurance recovery	—	650,000	—
Gain (loss) on disposal of assets	460,688	(196,544)	151,703
Gain on extinguishment of debt and deferred leases	559,899	4,316,640	3,668,952

Income before income taxes	1,180,807	5,628,930	1,790,199

Income tax expense	—	—	—

Net income	$1,180,807	$5,628,930	$1,790,199

Net income per share:
Basic	$0.08	$0.40	$0.13
Diluted	0.08	0.39	0.13

Average shares outstanding:
Basic	14,071,970	14,071,970	14,061,238
Diluted	14,283,037	14,302,268	14,061,238

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2005, 2004, and 2003

	Common stock			Accumulated deficit
	Shares	Amount	Paid-in capital		Total
Balance at December 31, 2002	14,052,166	$140,522	$33,462,257	$(60,760,687)	$(27,157,908)

Issuance of common stock	19,804	198	6,387	—	6,585
Net loss and comprehensive loss	—	—	—	1,790,199	1,790,199

Balance at December 31, 2003	14,071,970	140,720	33,468,644	(58,970,488)	(25,361,124)

Net income and comprehensive income	—	—	—	5,628,930	5,628,930

Balance at December 31, 2004	14,071,970	140,720	33,468,644	(53,341,558)	(19,732,194)

Net income and comprehensive income	—	—	—	1,180,807	1,180,807

Balance at December 31, 2005	14,071,970	140,720	33,468,644	(52,160,751)	(18,551,387)

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$1,180,807	$5,628,930	$1,790,199
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,280,165	6,643,611	7,991,387
Non-cash gain on terminaton of lease	—	(1,367,576)	—
Gain on disposition of asset	(324,751)	416,491	(151,703)
Non-cash gain on extinguishment of debt	(559,899)	(2,647,069)	(3,668,951)
Change in current operating items:
Decrease in Accounts Receivable	43,974	1,039,067	2,653,251
(Increase)/Decrease in Inventories	(72,128)	1,014,128	2,461,777
(Increase)/Decrease in Prepaid Expenses and Other Current Assets	(372,489)	437,428	(741,530)
(Decrease) in Accounts Payable and Accrued Liabilities	(1,722,548)	(2,271,589)	(3,077,741)
Increase in Deferred Lease Payments	1,066,098	869,320	2,055,262

Net cash provided by operating activities	5,519,229	9,762,741	9,311,951

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(844,433)	(1,828,816)	(459,465)
(Increase) in other assets	—	(944)	(6,664)

Net cash flows used in investing activities	(844,433)	(1,829,760)	(466,129)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(3,878,813)	(10,522,117)	(5,509,820)
Proceeds from sale of common stock	—	—	6,585

Net cash used in financing activities	(3,878,813)	(10,522,117)	(5,503,235)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	795,983	(2,589,136)	3,342,587

Cash and Cash Equivalents:
Beginning of year	1,111,375	3,700,511	357,924

End of year	$1,907,358	$1,111,375	$3,700,511

Supplementary cash flow information:
Cash paid during the year for interest (contractual)	$2,804,361	$3,948,785	$2,431,256

Non-cash transactions:

Extinguishment of outstanding debt principal on aircraft returned to Raytheon	$12,877,680	$6,604,040	$12,110,300

Decrease in accounts payable from engine sales	$585,000	$—	$—

See accompanying notes to financial statements.

(1)	Business, Liquidity, and Going-Concern Matters

(a) Business. Great Lakes Aviation, Ltd. (Great Lakes or the Company) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Air Lines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). Effective May 1, 2001, the Company and United entered into a code share agreement, which expired on December 31, 2005. The Company and United continue to operate under the expired agreement while they negotiate a new agreement. On May 3, 2001, the Company entered into a similar code share agreement with Frontier.

Approximately 46%, 42%, and 55% of the Company’s revenues during 2005, 2004, and 2003, respectively, were generated from Great Lakes’ passenger traffic that connected with United Air Lines flights.

In 2005, the Company derived approximately 28% of its total revenue from services provided under the Essential Air Service program administered by the United States Department of Transportation.

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights

As of February 28, 2006, the Company served 30 destinations in nine states to and from Denver, Colorado, five destinations to and from Phoenix, Arizona and two destinations to and from Albuquerque, New Mexico.

(b) Liquidity and Going-Concern Matters. The Company suffered substantial losses through 2002, and was in arrears in payments to almost all of the institutions providing lease or debt financing for the Company. On December 31, 2002 and during the second quarter of 2003, the Company was able to negotiate restructured financing agreements with two of the Company’s creditors, as discussed in Note 2.

During 2003, the Company was unable to generate sufficient cash flows to service the Company’s outstanding debt and lease payment obligations, including the restructured financing agreements. In addition, the Company was in arrears with respect to almost all of the Company’s debt and lease obligations.

During 2004, the Company made the scheduled 2004 payments due its major creditor, Raytheon Aircraft Credit Corporation, under the December 31, 2002 Restructuring Agreement, but was unable to repay outstanding 2003 past due amounts. During 2005, the Company did not make full scheduled payments due to Raytheon. The Company has not made scheduled payments to Raytheon due during the first quarter of 2006. The Company anticipates amending its payment schedule with Raytheon to provide for payment in future periods of missed scheduled payments.

At December 31, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. In addition, the Company cannot determine with a high degree of confidence that it will be able to generate sufficient cash flows during 2006 in order to make the required payments or to remain in compliance with its aircraft debt and leases agreements. Therefore, the amount of long-term debt that would otherwise be due after one year is reflected on the Company’s balance sheets as long-term obligations classified as current.

The Company’s liquidity problems raise significant doubts about the Company’s ability to continue as a going concern. The Company had liabilities in excess of assets at December 31, 2005, 2004 and 2003. Because the Company currently has no financing agreements in place that would allow the Company to secure additional funds, the Company’s ability to continue as a going concern will ultimately depend upon the Company’s ability to: (i) increase profitability and cash flow, obtain new sources of financing, or liquidate assets to pay the Company’s obligations as such obligations come due; (ii) obtain waivers of default from creditors; (iii) maintain adequate liquidity; and (iv) achieve sustained profitability. The accompanying financial statements have been prepared on a going concern basis that assumes a continuity of operations and the realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

(2)	Restructuring Agreement with Raytheon Aircraft Credit Corporation

On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon Aircraft Credit Corporation (Raytheon) regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and 1900D aircraft fleet. The complex nature of the Restructuring Agreement included separate provisions for: (i) the termination or modification of aircraft operating leases, (ii) the return of seven aircraft in satisfaction of indebtedness obligations, (iii) the modification of principal and interest rates for various aircraft financing promissory notes, and (iv) a restructuring of other indebtedness by means of an issuance of new debt instruments and equity. For purposes of accounting for the Restructuring Agreement, the Company has identified the major types of transactions contained within the Restructuring Agreement in order to more accurately apply the appropriate accounting treatment to each type of transaction. Transactions involving the termination or modification of aircraft operating leases have been accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases (SFAS 13), while the restructuring of indebtedness owed by the Company to Raytheon has been accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings (SFAS 15). The Company’s continued accounting treatment of those transactions is as follows:

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

During the first six months of 2004, the Company returned two owned Beechcraft 1900D aircraft to Raytheon, with a net book value of $4.9 million, in exchange for the cancellation and extinguishment of two promissory notes. As a result, the Company reduced its outstanding aircraft debt and accrued interest by $7.7 million. The Company also returned one leased Beechcraft 1900D aircraft during 2004 for the cancellation and extinguishment of outstanding operating lease obligations. The Company is responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the Restructuring Agreement. Accordingly, as of December 31, 2004, the Company had recognized an additional expense of $2.1 million for such expenditures. The Company reduced the net book value of its owned aircraft by approximately $5.6 million, further reducing its outstanding aircraft debt and lease liabilities by $8.7 million, and recorded gains from extinguishment of debt related to the two owned 1900D aircraft of $3.6 million and recorded gains on cancelled lease obligations of $0.7 million for a total recorded gain of approximately $4.3 million.

Starting in 2004, the Company explored ways of reducing the size of its Beechcraft 1900D fleet as part of its ongoing evaluation of aircraft requirements. In partial furtherance of this goal, the Company leased two Beechcraft 1900D aircraft to another airline in February 2005.

The Company returned five additional owned Beechcraft 1900D aircraft during 2005 in order to satisfy the notification received from Raytheon on April 25, 2005, that it intended to reduce its exposure by requiring the Company to return five Beechcraft 1900D aircraft. As a result, during 2005, the Company reduced its outstanding aircraft debt and accrued interest by $12.9 million, and recorded gains on extinguishment of debt obligations of $0.6 million. Upon the return of each aircraft, Raytheon released the Company from all future obligations including past due principal under the related financing. The Company remains obligated to pay Raytheon past due interest of $0.5 million on terminated debt for the five aircraft.

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

In accordance with SFAS 15, the Company has accounted for the restructuring of the Aircraft Debt as a troubled debt restructuring. SFAS 15 states that, in a troubled debt restructuring, the debtor shall not reduce the carrying amount of the existing debt on the debtor’s books unless the carrying amount of the existing debt exceeds the total future cash payments of the new debt under the restructured terms. The effects of any changes in the face amount or interest rate must be amortized in future periods by reducing interest expense to an effective interest rate which equates the net present value of the future cash payments under the terms of the restructured debt to the carrying value on the debtor’s books.

At December 31, 2002, the outstanding principal of the Aircraft Debt was $75 million, while the total future cash flows for the 30 Aircraft Debt promissory notes was estimated to be $95.7 million. In accordance with the provisions of SFAS 15, the Company recorded the Aircraft Debt on its books in the amount of $95.7 million. The $20.7 million difference (the Aircraft Debt SFAS 15 Amount) between the $95.7 million carrying value of the Aircraft Debt and the $75 million principal amount of the Aircraft Debt is being amortized as a reduction to the Company’s interest expense over the term of the Aircraft Debt.

During 2005 and 2004, the Company made principal payments of $2.8 million and $5.3 million, respectively, on the Aircraft Debt. In addition, the Company made payments of interest in the amount of $2.7 million and $3.4 million, respectively. As of December 31, 2005 and 2004, the outstanding principal amount of the Aircraft Debt was $53.2 million and $66.9 million, respectively, while the carrying value of the Aircraft Debt on the Company’s books (which includes the current balance of the Aircraft Debt SFAS 15 Amount) was $61.9 million and $80.2 million, respectively. The five Beechcraft 1900Ds returned during 2005 resulted in a reduction of principal of $10.9 million and SFAS 15 reductions of $1.9 million on the Company’s books. During 2005, amortization of SFAS 15 on the Company’s books reduced principal $2.7 million.

As of December 31, 2005 and 2004, the Company was in arrears on payments of principal and interest amounts of $8.6 million and $4.1 million respectively, which includes interest on the Aircraft Debt in the amounts of $3.3 million and $1.9 million, respectively.

(c) Modification of Aircraft Operating Leases. The Restructuring Agreement reduced the monthly lease payments for two Beechcraft 1900C aircraft operating leases. In addition, $384,000 of unpaid lease payments on the two leases was contractually extinguished. However, in accordance with SFAS 13, the Company has retained the $384,000 liability on the Company’s books and has been amortizing the liability amount over the remaining terms of the leases.

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

(d) Other Debt Restructuring. Under the Restructuring Agreement, the outstanding principal and accrued interest amounts on various non-aircraft debt were restructured into three new promissory notes (the Non-Aircraft Debt) with a combined total principal amount of $11.5 million and a carrying value on the Company’s books, in accordance with SFAS 15, of $12.8 million. Interest rates on the Non-Aircraft Debt range from LIBOR plus 375 basis points, 6.00% and 8.25%. During the first quarter of 2004, the Company executed an Engine Overhaul Note (the Engine Note), which sets forth the terms for repayment of $2.3 million to satisfy certain aircraft return conditions as set forth in the Restructuring Agreement. During 2005, the Company made principal payments of $0.7 million on the Non-Aircraft Debt and increased the outstanding principal by deferred interest in the amount of $0.1 million. During 2005, one promissory note with a principal amount of $0.3 million was paid in full. As of December 31, 2005, the carrying value of the Non-Aircraft Debt on the Company’s books was $13.5 million, while the outstanding principal amount of the Non-Aircraft Debt was $13.3 million.

(e) Equity Interest and Board of Directors’ Observer Rights Granted to Raytheon. As further consideration for the concessions granted by Raytheon in the Restructuring Agreement, on December 31, 2002, the Company issued 5,371,980 shares of the Company’s common stock to Raytheon, representing an approximate 38.2% interest in the Company’s outstanding shares of common stock. In addition, the Company granted Raytheon unlimited observer rights for the Company’s Board of Directors meetings, but without any right to vote or enter into any discussions at any Board of Directors meetings.

(f) Ongoing Compliance. The debt payments to be made under the Restructuring Agreement were aligned with the Company’s forecasted cash flows at the time the Restructuring Agreement was negotiated. During 2003 and 2005, shortfalls from forecasted cash flows resulted in the Company’s inability to make the scheduled payments. As of December 31, 2005, the Company was in arrears on payments of principal and interest for the Aircraft Debt in the amount of $8.6 million and was not in compliance with certain other financial covenants contained in the Restructuring Agreement.

At December 31, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. The Company cannot determine with a high degree of confidence that it will be able to generate sufficient cash flows during 2006 in order to make the required payments or become in compliance with its aircraft debt and lease agreements. Therefore, the amounts of long-term debt that would otherwise be due after one year are reflected on the Company’s balance sheets as long-term obligations classified as current. In addition to the contractual amounts due the lenders, the amount of long-term debt classified as current includes $6.7 million of additional carrying amounts under SFAS 15. The company has not been granted a waiver of the foregoing defaults.

A table summarizing the Company’s outstanding obligations to Raytheon as of December 31, 2005, and 2004 is set forth below.

NOTES PAYABLE TO RAYTHEON AIRCRAFT CREDIT CORPORATION

	December 31, 2005			December 31, 2004
	Collateral Aircraft	Principal Balance	Book Balance	Collateral Aircraft	Principal Balance	Book Balance
Beechcraft 1900D Interest Rate: LIBOR + 375 basis points	25	$53,153,767	$61,950,172	30	$66,919,059	$82,172,904

Deferral Note Interest Rate: LIBOR + 375 basis points		$—	$—		$295,898	$295,898

Senior Note Interest Rate: 8.25%		$5,887,076	$6,015,713		$5,887,076	$6,087,713

Subordinated Note Interest Rate: 6.0%		$5,978,091	$5,978,091		$5,832,276	$5,832,276

Settlement Note LIBOR + 375 basis points		$1,466,112	$1,466,112		$1,911,186	$1,911,186

(3)	Summary of Significant Accounting Policies and Procedures

(a) Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates utilized by the Company include ticket revenue, government air service subsidies, depreciable lives and residual values, impairment and obsolescence, liability accruals and reserves, and lease termination costs. Actual results could differ from those estimates.

(b) Cash and cash equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash. Cash equivalents are not subject to significant risk from fluctuations in interest rates, and as a result, the carrying amount of cash equivalents approximates fair value. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of sound financial condition, and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

(c) Liability Accruals and Reserves. The Company is obligated under various agreements relating to employee health and welfare, injuries, tax and fee remittances, and other contractual matters, some of which involve estimates of the ultimate amounts due and impacts of insurance coverages. Changes in the estimates and assumptions could occur and would result in actual results being different than those estimated.

(d) Accounts Receivable. Substantially all accounts receivable balances are due from various airlines, credit card companies, or the United States government. Approximately 21%, 18%, and 37%, respectively, of the December 31, 2005 receivable balances, and 19%, 22% and 36%, respectively, of the December 31, 2004 receivable balances, are due from various airlines, credit card companies, and the United States government, respectively. All receivables are pledged as collateral securing the Company’s debt agreements.

(e) Inventories. Inventories consist of expendable spare parts, fuel, materials, and supplies relating to flight equipment. Inventories are stated at the lower of average cost or market. Expendable parts are charged to maintenance expense as used. Inventories consisting of expendable spare parts and equipment are pledged as collateral securing the Raytheon notes.

(f) Property and Equipment. Property and equipment includes aircraft and major parts relating to such aircraft. Property is stated at cost and depreciated on a straight-line basis for financial reporting purposes over estimated useful lives of 14 to 20 years for flight equipment and three to ten years for other property and equipment. The estimated lives used to record depreciation on the Company’s aircraft may be affected by the volume of passenger traffic, fare levels, technology, policies regarding EAS subsidies promulgated by the DOT, and changes in strategy by the Company. In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values, and the potential for impairment. Estimates of useful lives and residual values of aircraft are based upon actual industry experience with the same or similar aircraft types and anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations, and changes in our maintenance program or operations could result in changes to these estimates. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Accelerated methods of depreciation are used for tax reporting purposes. All owned aircraft are pledged as collateral for outstanding obligations.

Maintenance and repairs, including periodic aircraft overhauls, are expensed as incurred or when the component is placed in service.

(g) Impairment of Long Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, long-lived assets, such as property, plant, equipment and aircraft, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

(h) Other Assets. Other assets consist primarily of deposits with financial institutions, bonding companies, facilities lessors, and others to secure the payment of fixed obligations. Deposits related to long-term leases were $1.0 million and $0.8 million at December 31, 2005 and 2004, respectively.

(i) Long-term Obligations Classified As Current. At December 31, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Therefore, in accordance with generally accepted accounting principles, the amounts of long-term debt that would otherwise be due after one year are reflected on the Company’s balance sheets as long-term obligations classified as current. In addition to the contractual amounts due the lenders, the amount of long-term debt classified as current includes $6.7 million of additional carrying amounts under SFAS 15.

(j) Deferred Lease Payments. Due to shortfalls from forecasted cash flows during 2003 and 2005, the Company was in arrears on substantially all of its aircraft lease obligations. The balances of outstanding deferred lease payments owed by the Company to its aircraft lessors increased to $8.3 million at December 31, 2005 from $7.2 million at December 31, 2004.

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

(l) Revenue Recognition. Passenger, cargo, and other revenues are recorded as income either when the respective services are rendered or when the time for use of the ticket has expired, one year after date of issuance, and are net of excise taxes, passenger facility charges and security fees. Liability for unused tickets issued by the Company is recorded in the accompanying balance sheets as unearned revenue. The Company also receives public service subsidy revenues for providing air service to certain communities that do not generate sufficient traffic to fully support profitable air service. Public service subsidy revenues are recorded by the Company during the period in which the agreed upon air service is furnished by the Company. Revenues are recorded net of fees and excise taxes which are remitted to government agencies based on reported collections.

With respect to closed EAS contracts, the Company records revenues based upon rates that were approved by the Department of Transportation in the closed EAS contracts.

In the case of EAS contracts currently under negotiation, the Company records revenues based upon the assumption that the contracts will be renewed at rates that are not less than the rates currently in use. Any adjustments in revenue for differences between the assumed rates currently utilized by the Company and the rates approved by the Department of Transportation in the closed EAS contracts are recorded by the Company when such EAS contracts are finalized.

(m) Code Share Relationships. The Company operates under code share agreements with United Air Lines and Frontier Airlines. The Company also participates in United’s “Mileage Plus” frequent flyer program. The Company’s code share agreement with United Air Lines expired on December 31, 2005. The Company continues to negotiate a new code share agreement with United Air Lines.

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

(o) Income and Loss Per Share. Basic income and loss per share has been computed by dividing the net income or loss for a particular year by the weighted average number of shares of common stock outstanding during such year. Diluted income and loss per share is calculated by including the dilutive impact of the issuance of common stock pursuant to the exercise of outstanding warrants and stock options. The average price of the Company’s stock during 2003 was less than the exercise prices of all outstanding warrants and stock options, so the effects of potential common stock issuances were not included in the calculation for 2003, as their effects would be anti-dilutive. For the year ending December 31, 2004, the dilutive effect on income per share attributable to stock options outstanding that were granted at an exercise price below the average market value of common stock for the period ending December 31, 2004, was $.01 per share. For the year ending December 31, 2005, the dilutive effect on income per share attributable to stock options outstanding that were granted at an exercise price below the average market value of common stock for the period ending December 31, 2005, was negligible.

(p) Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company reclassified a receivable for overpayment of excise taxes of $829,017 to other assets, which was previously included as a reduction of accounts payable; reclassified $1,883,847 to accrued liabilities and unearned revenue from long-term debt classified as current at December 31, 2004 to reconcile accrued interest to the lenders statements; reclassified $2,758,483 of principal payments on debt in arrears from long-term debt classified as current to current maturities of long-term debt.

(q) Comprehensive Income. For the years ended December 31, 2005, 2004, and 2003, comprehensive income (loss) equals net income (loss).

(r) Stock Option Plans. The Company has elected the pro forma disclosure option of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). The Company has chosen to continue applying the accounting treatment prescribed by the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations (APB Opinion No. 25) (however, refer to the discussion below regarding future application of SFAS 123(R)). Pro forma net loss and pro forma net loss per share have been provided as if SFAS 123 were adopted for all stock-based compensation plans.

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Company’s stock option plans (the Plans), both of which are fixed stock option plans. Accordingly, no compensation cost has been recognized for the Plans because the option exercise prices are at least equal to the fair market value of the Company’s common stock on the dates of the option grants.

If the compensation cost for the Company’s fixed stock option plans had been determined consistent with SFAS 123 as amended by SFAS No. 148, the Company’s net income and income per share would have been impacted as follows:

	Year Ended December 31,
	2005	2004	2003
Net income as reported	$1,180,807	$5,628,930	$1,790,199
Less: total compensation expense determined under fair value method	2,008	69,491	113,562
net of tax

Pro forma net income	1,178,799	5,559,439	1,676,637

Basic income per share, as reported	0.08	0.40	0.13
Pro forma basic income per share	0.08	0.40	0.12
Diluted income per share, as reported	0.08	0.39	0.13
Pro forma diluted income per share	0.08	0.39	0.12

As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. No options were issued during the years ending December 31, 2005, 2004, and 2003 and all outstanding options are fully vested.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payments (SFAS 123(R). SFAS 123(R) revised SFAS 123 and supersedes APB Opinion No. 25. SFAS 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). In April 2005, the effective date for SFAS 123(R) was changed to the first reporting period that begins after June 15, 2005. The Company expects the adoption of SFAS 123(R) will not have a material effect, as all options issued have vested and the Great Lakes Aviation, Ltd. 1993 Stock Option Plan and the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan expired and no options may be granted after October 31, 2003.

(s) Aircraft Maintenance. The Company operates under an FAA-approved continuous inspection and maintenance program. The Company accounts for maintenance activities on the direct expense method. Under this method, major overhaul maintenance costs are recognized as expense as maintenance services are performed, and as the obligation is incurred for payments made under service agreements. Routine maintenance and repairs are charged to operations as incurred.

(t) Advertising Costs. The Company expenses the costs of advertising as promotion and sales in the year incurred. Advertising expense was $912, $1,216, and $10,354 for the years ended December 31, 2005, 2004, and 2003, respectively. During the years ended December 31, 2005, 2004 and 2003, the amount of revenue recognized related to advertising sales was $17,000, $3,850, and $0 respectively. The Company also is engaged in barter transactions related to advertising. No revenues or expenses are recognized in these transactions, which the company feels are immaterial.

(u) Fair Value of Financial Instruments. Fair value estimates, methods, and assumptions of financial instruments are set forth below:

Cash, accounts receivable, accounts payable, and accrued liabilities. The carrying amount approximates fair value because of the short-term nature of these instruments.

Long-term debt. Based upon the Company’s concentration of long-term debt with only two aircraft creditors, the fair value of long-term debt was not reasonably determinable.

(4)	Accounts Receivable

The following represents the additions and deletions to the Company’s accounts receivable reserves for doubtful accounts during 2005, 2004, and 2003.

	Balance at beginning of year	Charged to reserve	Charged to expense	Balance at end of year
2005 reserves for doubtful accounts	$160,000	$(147,000)	$(3,000)	$10,000
2004 reserves for doubtful accounts	160,000	(3,764)	3,764	160,000
2003 reserves for doubtful accounts	160,000	(4,305)	4,305	160,000

(5)	Flight Equipment

The Company’s passenger airline fleet consists of Beechcraft Model 1900D 19-passenger aircraft and Embraer Brasilia Model 120 30-passenger aircraft.

A summary of the Company’s operating aircraft as of December 31, 2005 and 2004 is as follows:

	2005		2004
	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia
Owned	25	4	30	4
Operating leases	—	2	—	2

	25	6	30	6
Leased to another carrier	(2)	—	—	—

Available for operations	23	0	30	6

The following table sets forth future lease commitments for aircraft under current lease agreements, as of December 31, 2005:

Total per year
2006	$1,741,488
2007	1,741,488
2008	1,741,488
2009	1,741,488
2010	1,741,488
Thereafter	3,700,662

$12,408,102

The Company leases two Embraer Brasilia Model 120 aircraft from Boeing Capital Corporation (Boeing). At December 31, 2005, the Company was in arrears on its aircraft rental obligations under these leases in the amount of $7.3 million. The Company has also recorded a liability to Boeing in the amount of $1.3 million for accrued penalty interest on the missed lease payments. The Company is engaged in ongoing negotiations with Boeing with respect to the Company’s default under the terms of the aircraft lease agreements.

During 2003, the Company leased one Embraer Brasilia Model 120 aircraft from FINOVA Capital Corporation (FINOVA). The lease terminated on November 1, 2003, and the Company returned the aircraft to FINOVA in January 2004. The Company is responsible for costs of repair and refurbishment in order to satisfy the aircraft return conditions that are set forth in the lease agreement. Accordingly, as of December 31, 2004, the Company recognized a liability of $0.2 million for such expenditures. In addition, as of December 31, 2005, the Company had accrued lease payments, together with accrued penalty interest, in the amount of $1.3 million with respect to the aircraft lease. FINOVA and the Company have agreed to negotiate a settlement of amounts due under the aircraft lease agreement and for any deficiencies in the operating condition of the returned aircraft.

Non-aircraft lease commitments are set forth in Note 10.

(6)	Accrued Liabilities.

Accrued liabilities consisted of the following balances at December 31, 2005 and 2004:

	2005	2004
Accrued expenses	$594,425	$553,735
Unearned revenue	2,181,860	1,681,538
Accrued property taxes	473,878	53,382
Accrued payroll	1,277,242	1,454,781
Accrued aircraft refurbishment	209,346	209,346
Accrued interest	5,576,457	3,085,984

Total accrued liabilities	$10,313,208	$7,038,766

(7)	Notes Payable and Long-Term Debt

Current notes payable and current maturities of long-term debt consisted of the following balances at December 31, 2005 and 2004:

	2005	2004
Amounts due Raytheon Aircraft Credit Corporation:
Current maturities of Raytheon long-term debt - principal	$11,886,853	$11,131,026
Current portion of additional carrying value under SFAS 15	2,150,732	5,208,861

Current maturities of Raytheon long-term debt	14,037,585	16,339,887

Other current maturities of long-term debt	2,353,588	1,785,395

Total current maturities of long-term debt	$16,391,173	$18,125,282

Long-term debt and long-term debt classified as current consist of the following at December 31, 2005 and 2004:

	2005	2004
Long-Term Debt:
Raytheon Aircraft Credit Corporation - principal (A)	$66,485,046	$80,845,495
Additional carrying value under SFAS 15	8,925,042	13,570,635
Other long-term notes (B)	3,493,588	4,186,563

Total long-term debt	78,903,676	98,602,693
Less:
Raytheon Aircraft Credit Corporation current maturities of long-term debt and additional carrying value under SFAS 15	(14,037,585)	(16,339,887)
Other current maturities of long-term debt	(2,353,588)	(1,785,395)

Long-term debt net of current maturities	62,512,503	80,477,411

Less:
Raytheon Aircraft Credit Corporation long-term debt reclassified as current and additional carrying value under SFAS 15	(61,372,503)	(78,076,244)
Other long-term debt reclassified as current	(1,140,000)	(2,259,999)

Long-term debt classified as current (C)	(62,512,503)	(80,336,243)

Net long-term debt	$—	$141,168

(A)	At December 31, 2005, the Raytheon notes consisted of 25 aircraft promissory notes and three long-term notes payable. Twenty-five of the promissory notes ($61.9 million at December 31, 2005) require payments of approximately $25,500 per month, with interest accruing on unpaid balances at the rate of LIBOR plus 375 basis points per annum. Each of these 25 promissory notes matures on December 31, 2012. Of the three long-term notes payable, the first note payable ($6.0 million at December 31, 2005) requires quarterly payments of principal and interest beginning in 2005, at which time payments of principal and interest in the amount of $362,000 will be due and payable quarterly. Interest will accrue on the unpaid balances of the first note payable at the rate of 8.25% per annum, and the note will mature on December 31, 2009. The second note payable ($6.0 million at December 31, 2005) requires payments beginning in 2006, at which time payments of interest ranging in amounts from $41,000 to $44,000 will be due and payable quarterly. Interest will accrue on the unpaid balances of the second note payable at the rate of 6% per annum. The second note payable will mature on September 30, 2007, at which time all outstanding amounts under the note will be due and payable. The third note payable ($1.5 million at December 31, 2005) requires monthly payments of principal in the amount of $37,500 plus interest beginning January 31, 2004 at which time payments of principal and interest will be due and payable monthly. Interest will accrue on the unpaid balances of the third note payable at the rate of LIBOR plus 400 basis points per annum.

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

(2) The Company is required to meet a pre-determined net debt to EBITDA threshold for each fiscal quarter period.

As of December 31, 2005, the Company was in default of almost all of the financial covenants contained in the Restructuring Agreement.

(B)	Other long-term notes consist of one note payable to CIT Aerospace (CIT) and one note payable to FINOVA. The note payable to CIT requires payments ranging from $95,000 to $102,000 per month, with interest at the rate of LIBOR plus 275 basis points per annum. The note payable to CIT is secured by three Embraer Brasilia Model 120 aircraft and matures in December 2007. The note payable to FINOVA requires monthly payments of approximately $18,314, with interest at the rate of 10% per annum. At December 31, 2005, principal and interest outstanding on the note payable to CIT was $3.6 million, and principal and interest outstanding on the note payable to FINOVA was $0.1 million.
(C)	At December 31, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Therefore, in accordance with generally accepted accounting principles, the amounts of long-term debt that would otherwise be due after one year are reflected on the Company’s balance sheets as long-term obligations classified as current. In addition to $55.8 million of outstanding debt principal, the amount of long-term debt classified as current includes $6.7 million of additional carrying amounts under SFAS 15 (see Note 2).

At December 31, 2004, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Therefore, in accordance with generally accepted accounting principles, the amounts of long-term debt that would otherwise be due after one year are reflected on the Company’s balance sheets as long term obligations classified as current. In addition to $64.8 million of outstanding debt principal, the amount of long-term debt classified as current includes $15.5 million of additional carrying amounts under SFAS 15 (see Note 2).

As of December 31, 2005, the long-term debt obligations due in the five subsequent years and thereafter under their contractual terms were as follows:

	Beechcraft 1900Ds	Embraer Brasilias	Other	Total
Arrears	$5,336,185	$1,092,422	$—	$6,428,607
2006	5,022,782	1,261,166	1,527,886	7,811,834
2007	5,707,782	1,140,000	7,597,692	14,445,474
2008	6,199,602	—	1,719,119	7,918,721
2009	6,733,801	—	1,493,218	8,227,019
2010	7,314,031	—	993,364	8,307,395
Thereafter	16,839,584	—	—	16,839,584

	53,153,767	3,493,588	13,331,279	69,978,634

Additional carrying value under SFAS 15	8,796,404	—	128,638	8,925,042

	$61,950,171	$3,493,588	$13,459,917	$78,903,676

The Company’s operations are very capital intensive because the vast majority of the Company’s assets consist of flight equipment, which is long-lived. As a result, the degree of the Company’s exposure to the market risk that is associated with changes in interest rates is directly related to the Company’s outstanding debt obligations. The Company’s cash flow is negatively impacted by increases in interest rates because a significant portion of the Company’s long-term debt is financed with variable interest rates. Increases in interest rates also negatively impact the fair value of the Company’s debt obligations that carry fixed rates of interest. See Note 7 to the Financial Statements. A 1% increase in interest rates with respect to the Company’s variable rate debt obligations would increase annual interest cost by approximately $580,000 based on December 31, 2005 balances.

Due to the amortization of the SFAS 15 amounts on the Company’s restructured debt obligations to Raytheon, the Company’s interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During 2005, the Company’s contractual interest expense for all long-term debt obligations was $6.0 million. In accordance with procedures set forth in SFAS 15, the Company amortized $2.9 million of the SFAS 15 balances. As a result, the Company’s net interest expense on long-term debt obligations, as reflected on the financial statements, was $3.1 million on December 31, 2005.

(8)	Income Taxes

During 2005, the Company had Federal taxable income of approximately $3.4 million that was offset by net operating loss carryforwards. Upon filing the Company’s 2005 income tax return an alternative minimum tax liability may be required; however, the amount owed is not expected to be significant and accordingly has not been accrued for at December 31, 2005. Due to taxable losses during fiscal years 2004 and 2003, the Company did not accrue any Federal or state income tax liabilities for the years ended December 31, 2004, and 2003.

The federal statutory tax rate differs from the Company’s effective income tax rate for the years ended December 31, 2005, 2004, and 2003 as follows:

	2005	2004	2003
Federal statutory (expense)/benefit rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(2.6)	—	—
Change in valuation allowance and other	37.6	35.0	35.0

Net effective income tax rate	0.0%	0.0%	0.0%

Deferred tax assets (liabilities) as of December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$28,308	$28,373
Accrued liabilities and other	11,244	12,650

Total gross deferred tax assets	39,552	41,023
Less: valuation allowance	(19,791)	(21,530)

	19,761	19,493
Deferred tax liabilites:
Property and equipment	(19,761)	(19,493)
Total deferred tax asset (liability)	$—	$—

The Company has reviewed its deferred tax assets and has not recognized the potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years.

The Company has estimated net operating loss carry forwards for federal income tax purposes in a total amount of approximately $75.3 million at December 31, 2005, expiring in years from 2007 through 2024. The net change in the total valuation allowance for the fiscal year ended December 31, 2005 was a decrease of $1.7 million, which includes the effects of adjustments relative to filed tax returns.

The Company believes that over the three-year period from January 1, 2003 through December 31, 2005, the stock ownership percentages (by value) of “5-percent shareholders” (as such term is defined in Internal Revenue Code Section 382) have not increased, in the aggregate, by more than 50 percentage points over such shareholders’ lowest ownership percentages within such three-year period. Accordingly, the Company believes that the Company’s ability to use its estimated net operating loss carry forwards is not subject to any annual limitations set forth in Internal Revenue Code Section 382. Any future changes in stock ownership by one or more 5-percent shareholders could potentially subject the Company to such annual limitations.

(9)	Employee Benefit Plans

(a) 401(k). The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all of the Company’s employees. The Company matches up to 4% of participating employees’ contributions. Company contributions net of forfeitures totaled $65,570 in 2005, $188,160 in 2004, and $152,414 in 2003.

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

A summary of the status of the Company’s fixed option plans as of December 31, 2005, 2004, and 2003 and changes during the years ended on those dates is presented below:

	2005		2004			2003
	Options	Weighted average exercise price	Options	Weighted average exercise price		Options	Weighted average exercise price
Outstanding at beginning of year	590,000	$0.88	650,000		$1.10	670,000	$1.28
Granted	—	—	—	$		—	$—
Forfeited	(20,000)	$1.56	(60,000)		$6.96	(20,000)	$7.27

Outstanding at end of year	570,000	$0.95	590,000		$0.88	650,000	$1.10

Options exercisable at year end	570,000	$0.95	580,000		$0.98	422,000	$1.42

Weighted average fair value of options granted	$0.00		$0.00			$0.00

A summary of stock options outstanding and exercisable as of December 31, 2005 are as follows:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 0.31 - $ 0.40	410,000	7.0	$0.40	410,000	$0.40
$ 1.06 - $ 1.41	40,000	4.2	1.21	40,000	1.21
$ 2.75	120,000	2.6	2.75	120,000	2.75

	570,000			570,000

Pro forma information regarding net income and net income per share, as disclosed in Note 3, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were issued during the years ending December 31, 2005, 2004, or 2003.

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

On November 30, 2003, the employee stock purchase plan expired by its own terms.

(10)	Income/(Loss) Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted income and loss per share computations for the periods presented:

	2005			2004			2003
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic income (loss) per share attributable to common shareholders	$1,180,807	14,071,970	$0.08	$5,628,930	14,071,970	$0.40	$1,790,199	14,061,238	$0.13
Effect of dilutive securities: Stock options	—	211,067	(0.00)	—	230,298	(0.01)	—	—	—

Diluted income (loss) (loss) per share attributable to common shareholders	$1,180,807	14,283,037	$0.08	$5,628,930	14,302,268	$0.39	$1,790,199	14,061,238	$0.13

For the years ended December 31, 2005, 2004, and 2003, the number of stock options that were excluded from the calculation of diluted earnings per share, because the exercise of such options would have been anti-dilutive, totaled approximately 160,000, 170,000, and 650,000, respectively.

Under the Restructuring Agreement, the Company is prohibited from paying dividends until after December 31, 2005.

(11)	Commitments and Contingencies

(a) Transactions with Affiliates. The Company leases four-passenger and six-passenger aircraft and a rental car from Iowa Great Lakes Flyers, Inc. (Flyers), a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Until April 2002, the Company also leased a Beechcraft 1900D aircraft from Flyers. The Company believes that its leases with Flyers are on terms no less favorable to the Company than would be similar transactions with unaffiliated third parties. Total payments for the various leases were $30,700 in 2005, $35,400 in 2004, and $42,143 in 2003. As of December 31, 2003, the Company had an outstanding liability in the amount of $260,000 for amounts due and payable under the various leases with Flyers. This amount was paid in 2004 with a payment of $160,000 and aircraft deposit credit to Flyers. The Company’s leases with Flyers do not require payment or accrual of interest on any outstanding amounts. As of December 31, 2005 the Company had no balance payable.

As of February 28, 2006, Raytheon owned 5,371,980 shares of common stock of the Company, representing an approximate 38.2% interest in the Company’s outstanding common stock. The Company acquires various aircraft parts from Raytheon for maintenance. Total payments for the various aircraft parts were $0.8 million in 2005, $0.9 million in 2004, and $1.1 million in 2003. See Note 2 to the financial statements, “Restructuring Agreement with Raytheon Aircraft Credit Corporation,” for further information regarding the Company’s ongoing transactions with Raytheon.

(b) Non-aircraft Lease Commitments. The Company leases certain maintenance and terminal facilities under operating leases, which provide for approximate future non-cancelable minimum lease payments, as follows:

2006	$1,944,044
2007	1,825,294
2008	1,777,069
2009	1,771,349
2010	1,742,751
Thereafter	—

$9,060,507

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

(d) Union Agreements. The Company’s pilots are represented by the International Brotherhood of Teamsters. The Company’s labor agreement with the pilots became amendable October 30, 2000, and negotiations are continuing. In March 2002, the Company’s pilots voted to authorize a strike in the event that negotiations did not result in an amended contract. The company is in active negotiations with the pilots. The Company’s flight attendants are represented by the International Brotherhood of Teamsters, and the agreement with the flight attendants became amendable April 2002. The Company is in active negotiations with the flight attendants. In 2003, the Company’s dispatchers voted to be represented by the International Brotherhood of Teamsters. As of February 28, 2006, the Company and the dispatchers were in active negotiations for an initial labor agreement.

(e) Air Carrier Security Fees. Included in the Company’s current liabilities is $1.4 million of funds collected or assessed for security matters in fiscal years 2001 through 2003.

(12)	Selected Quarterly Financial Data (Unaudited – See accompanying accounts’ report)

The following table presents selected quarterly unaudited financial data for each of the years ended December 31, 2005 and 2004 (in thousands, except for per share information):

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Operating revenues	$16,185	$18,387	$21,043	$20,778	$76,393
Operating income (loss)	(1,367)	656	1,855	2,138	3,282
Net income (loss)	(1,884)	66	1,718	1,281	1,181
Net income (loss) per share
Basic	$(0.13)	$0.00	$0.12	$0.09	$0.08
Diluted	(0.13)	0.00	0.12	0.09	0.08
Weighted average shares outstanding
Basic	14,072	14,072	14,072	14,072	14,072
Diluted	14,292	14,270	14,286	14,294	14,283

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Operating revenues	$18,087	$19,551	$20,200	$18,510	$76,348
Operating income (loss)	(1,247)	837	1,576	987	2,153
Net income (loss)	436	2,421	1,278	1,494	5,629
Net income (loss) per share
Basic	$0.03	$0.17	$0.09	$0.11	$0.40
Diluted	0.03	0.17	0.09	0.10	0.39
Weighted average shares outstanding
Basic	14,072	14,072	14,072	14,072	14,072
Diluted	14,079	14,205	14,189	14,302	14,302

In the second and third quarters of 2005, the Company recognized gains from extinguishment of debt, andin the first and second quarters of 2004, the Company recognized gains from extinguishment of debt as discussed in Note 2.

The Company evaluates its reserves for salary, wages, benefits, and bad debts on a quarterly basis. Adjustments in the fourth quarter associated with these accounts increased net income by approximately $460,000.

The above financial data includes normal recurring adjustments and reflects all adjustments that are, inthe opinion of management, necessary for a fair presentation of such financial data. The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent auditors during the Company’s two most recent fiscal years or any subsequent interim period.

Item 9A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(f)) that is designed to provide reasonable assurance that information that is required to be disclosed is accumulated and communicated to management timely. At the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC.

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Registrant

The following table provides information with respect to the Company’s directors and executive officers as of March 15, 2006. Each director has been appointed to serve until his or her successor has been duly elected and qualified. Each executive officer has been appointed to serve until his successor is duly appointed by the Board of Directors or his earlier removal or resignation from office.

Name	Age	Title
Douglas G. Voss	51	Chairman of the Board of Directors
Charles R. Howell IV	48	Chief Executive Officer
Michael O. Matthews	49	Vice President and Chief Financial Officer
Michael L. Tuinstra	52	Treasurer
James Link	61	Director
Vernon A. Mickelson	79	Director
A.R. Moulton, III	63	Director
Ivan L. Simpson	54	Director

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

James Link. Mr. Link became a director of the Company in April 2005. Mr. Link has been employed as a business consultant since January 2002. He was Chief Executive Officer of Impulse Airlines in Sydney, Australia from January 2001 to December 2001. Mr. Link previously held the following postitions with Raytheon Aircraft Company: Assistant to the CEO from January 2000 to December 2000; Vice President of Worldwide Sales from January 1998 to December 2000; Vice President of International Sales from April 1995 to December 1998; and Vice President and Treasurer from September 1988 to May 1995. He also served as President of Raytheon Aircraft Financing from September 1988 to May 1995.

Vernon A. Mickelson. Mr. Mickelson became a director of the Company in January 1994. For more than the past 17 years, Mr. Mickelson has been self-employed as a consultant. He provided services to the Company concerning matters involving FAA regulatory compliance and maintenance quality control from 1988 to 1994. Mr. Mickelson has worked in the aviation industry since 1949, primarily in the field of aircraft manufacturing and maintenance. From 1969 to 1988, Mr. Mickelson was employed by the FAA in flight standards as principal inspector and supervisor of FAA maintenance and avionics inspectors assigned in the States of Indiana and Iowa. In his career, he has held or holds several FAA maintenance certificates and FAA designations in aircraft maintenance in addition to holding a commercial pilot’s certificate. Mr. Mickelson is a graduate of Spartan School of Aeronautics in 1948-49, specializing in airline service maintenance.

A.R. Moulton, III. Mr. Moulton became a director of the Company in September 2005. Mr. Moulton is Managing Director of Airline Capital Associates, and serves as a financial advisor to manufacturing companies, financial institutions, and labor unions, providing advice on all aspects of the commercial air transportation industry. Prior to joining Airline Capital Associates in 1990, Mr. Moulton was a Senior Vice President and head of Bank of New England’s loan production office in New York City from June 1988 to June 1990. Prior to joining Bank of New England, Mr. Moulton was a Vice President at Morgan Guaranty Trust Company from April 1974 to June 1988.

Ivan L. Simpson. Mr. Simpson became a director of the Company in 1997. Mr. Simpson co-founded the Company in 1979, and served in various operational roles through 1987, including Chief Pilot and Vice President and Director of Operations. He has been employed as an Airline Transport Pilot for American Airlines since 1987. Mr. Simpson holds an Airline Transport Pilot Certificate and is Type rated in the Boeing 757/767 aircraft.

Certain Significant Employees

The following table provides information with respect to certain significant employees who make or are expected to make significant contributions to the business of the Company.

Name	Age	Title
Norma K. Courtney	59	Vice President of Customer Service
James Fohl	45	Director of Quality Control/Quality Assurance
Tory A. Meisel	35	Director of Flight Operations
Scott Lewis	44	Director of Maintenance
Christine Smith	30	Human Resources Manager

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

Scott Lewis. Mr. Lewis joined the Company as a Mechanic/Avionics Technician in March 1999. He became a Maintenance Controller in November of 2000 and Director of Maintenance Control in September of 2003. He was promoted to his current position as Director of Maintenance in March 2005.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and provide the Company with copies of such reports. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, its directors and executive officers filed all reports on a timely basis, except as described below. James Link became a director of the Company on April 15, 2005, but did not file a Form 3 until May 3, 2005. Mr. Link’s Form 3 was filed solely to report his status as a reporting person and there were no transactions required to be reported by Mr. Link.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Company’s code of ethics is posted on the Company’s web site at www.flygreatlakes.com.

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

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Secutities Underlying Options
Charles R. Howell IV (1)	2005	$120,000	$—	—		—
Chief Executive Officer	2004	$120,000	15,000	—		—
	2003	$120,000	—	—		—

Douglas G. Voss (2)	2005	$120,000	—	—		—
Chairman of the Board	2004	$120,000	—	—		—
	2003	$120,000	—	—		—

Michael O. Matthews (3)	2005	$117,500	$0	$2,400	(5)	—
Vice President and Chief Financial Officer	2004	$8,750	0	$0		—

Michael L. Tuinstra (4)	2005	$95,000	$—	$3,800	(5)	—
Treasurer	2004	$95,818	9,000	$4,193	(5)	—
	2003	$80,729	—	$3,229	(5)	—

(1)	Mr. Howell joined the Company as Chief Operating Officer in August 2002 and served in that capacity until December 31, 2002. On December 31, 2002, Mr. Howell was elected Chief Executive Officer.
(2)	Mr. Voss served as Chief Executive Officer of the Company until December 31, 2002. On December 31, 2002, Mr. Voss was elected Chairman of the Board of Directors.

(3)	Mr. Matthews became the Company’s Chief Financial Officer in March 2005.
(4)	Mr. Tuinstra became the Company’s Treasurer in January 2002.
(5)	The amounts shown are matching contributions made by the Company on behalf of Mr. Matthews and Mr. Tuinstra under the Company’s 401(k) retirement savings plan.

During the fiscal year ended December 31, 2005, the Company did not grant any stock options to any Named Executive Officers.

The following table sets forth information concerning the unexercised options held by the Named Executive Officers as of December 31, 2005. No options were exercised by the Named Executive Officers during fiscal year 2005.

Fiscal Year-End Option Values

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the Money Options at Fiscal Year End (1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas G. Voss	300,000	—	$120,000	$—
Charles R. Howell IV	200,000	—	$120,000	$—
Michael L. Tuinstra	20,000	—	—	—
Michael O. Matthews	—	—	—	—

(1)	Market value of underlying securities at fiscal year end minus the exercise price.

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

Compensation Committee Interlocks and Insider Participation

Messrs. Mickelson, Simpson, and Link comprised the Compensation Committee for purposes of setting compensation levels for 2005. No member of the Compensation Committee was an officer or employee of the Company or its subsidiary during the fiscal year ended December 31, 2005. Mr. Simpson was an officer and employee of the Company from 1979 through 1987. No executive officer of the Company served as a member of the compensation committee or the board of directors of another entity, one of whose executive officers served on the Company’s Compensation Committee or Board during the fiscal year ended December 31, 2005.

Compensation of Directors

Directors of the Company who are not employees of the Company participate in the Company’s 1993 Director Stock Option Plan, receive $1,000 quarterly retainer and $1,000 for each meeting of the Board or a meeting of a committee of the Board attended (not to exceed $1,000 per day), and are reimbursed for out-of-pocket expenses incurred on behalf of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains certain information as of February 28, 2006 regarding the beneficial ownership of the Common Stock by (i) each person known to the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the summary compensation table, and (iv) all directors and executive officers of the Company as a group. Any shares that are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o Great Lakes Aviation, Ltd., 1022 Airport Parkway, Cheyenne, Wyoming 82001.

	Amount and Nature of Beneficial Ownership (1)		Percentage of Outstanding Stock
Douglas G. Voss	5,879,245	(2)(3)	40.9%

Raytheon Aircraft Credit Corporation 10511 E. Central Avenue Wichita, Kansas 67206	5,371,980		38.2%

Gayle R. Brandt 1218 Summer Circle Drive Okoboji, Iowa 51355	1,979,342	(2)(3)	14.1%

Iowa Great Lakes Flyers, Inc. 10400 Milliron Road Cheyenne, Wyoming 82009	1,051,658	(4)	7.5%

Tennenbaum & Co., LLC 1999 Avenue of the Stars, 32nd Floor Los Angeles, California 90067	858,400	(5)	6.1%

Michael E. Tennenbaum 1999 Avenue of the Stars, 32nd Floor Los Angeles, California 90067	858,400	(6)	6.1%

Charles R. Howell IV	200,000	(7)	1.4%

Vernon A. Mickelson 1209 3rd Avenue West Spencer, Iowa 51301	37,000	(8)	*

Michael L. Tuinstra	22,430	(9)	*

Ivan L. Simpson 21261 North Bay Drive Spirit Lake, Iowa 51360	20,450	(10)	*

James Link	*		*

Michael O. Matthews	*		*

Allan R. Moulton	*		*

All directors and executive officers as a group (8 persons)	6,159,125	(11)	42.1%

*	Indicates ownership of less than 1% of the outstanding shares of Common Stock.

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” as set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person, as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of February 28, 2006. The same shares may be beneficially owned by more than one person.
(2)	Mr. Voss is the beneficial owner of 2,848,245 shares of Common Stock, which includes 300,000 shares of Common Stock subject to currently exercisable options. Ms. Brandt is the record owner of 1,979,342 shares of Common Stock. The 1,979,342 shares of Common Stock owned by Ms. Brandt and the 1,051,658 shares of Common Stock owned by Iowa Great Lakes Flyers, Inc. are included in the 5,879,245 shares of Common Stock reported by Mr. Voss.
(3)	Ms. Brandt has granted to Mr. Voss an irrevocable proxy to vote her shares of Common Stock (the Shares) until June 28, 2010. Mr. Voss and Ms. Brandt have also entered into a Shareholder Buy-Sell Agreement (the Agreement) with respect to the Shares. The term of the Agreement (the Term) is until June 28, 2010 or until such time as Ms. Brandt does not own any Shares or the Company is dissolved or liquidated. Pursuant to the Agreement, Ms. Brandt could not sell any Shares until June 28, 1999, at which time she was able to sell 470,000 Shares and an additional 235,000 Shares in each year thereafter. Mr. Voss, however, has been granted a right of first refusal to purchase for the market price any Shares that Ms. Brandt desires to sell. The Agreement also provides Mr. Voss the option to purchase any Shares at any time during the Term for the market price of shares of Common Stock. The Agreement provides that in any transaction in which Mr. Voss sells greater than 5% of his shares of Common Stock, Mr. Voss has the right to compel Ms. Brandt to include the Shares held by her in such transaction on the same terms as the shares of Common Stock of Mr. Voss. In turn, Ms. Brandt has the right to have her Shares included by Mr. Voss in any such transaction on a pro rata basis. The Agreement also provides Mr. Voss with the right to purchase the Shares at the market price upon the death of Ms. Brandt or upon an involuntary disposition of the Shares held by Ms. Brandt.
(4)	Beneficial ownership of all 1,051,658 shares of Common Stock is shared with Douglas G. Voss.
(5)	Beneficial ownership of all 858,400 shares of Common Stock is shared with Michael E. Tennenbaum.
(6)	Beneficial ownership of all 858,400 shares of Common Stock is shared with Tennenbaum & Co., LLC.
(7)	Consists of 200,000 shares of Common Stock subject to currently exercisable options.
(8)	Includes 30,000 shares of Common Stock subject to currently exercisable options.
(9)	Includes 20,000 shares of Common Stock subject to currently exercisable options.
(10)	Includes 20,000 shares of Common Stock subject to currently exercisable options.
(11)	Includes an aggregate of 570,000 shares of Common Stock subject to currently exercisable options.

Equity Compensation Plan Information

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	570,000	$0.95	0	(1)

(1)	As of October 31, 2003, no additional options may be granted under either the Company’s Employee Stock Purchase Plan or the Company’s 1993 Director Stock Option Plan. In addition, as of November 30, 2003, all shares authorized under the Company’s Employee Stock Purchase Plan had been issued and sold, and the Employee Stock Purchase Plan expired by its terms.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Raytheon Aircraft Credit Corporation. As of February 28, 2006, Raytheon Aircraft Credit Corporation (Raytheon) owned 5,371,980 shares of common stock of the Company, representing an approximate 38.2% interest in the Company’s outstanding common stock. The Company issued the shares to Raytheon as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. See “Business” for a description of the Restructuring Agreement, including certain continuing rights and obligations of the parties.

Iowa Great Lakes Flyers, Inc. Douglas G. Voss is the sole owner of Iowa Great Lakes Flyers, Inc. (Flyers), a corporation that owns and operates four-passenger and six-passenger aircraft and a rental cars that are leased to the Company. Until April 2002, the Company also leased a Beechcraft 1900D aircraft from Flyers. The Company believes that its leases with Flyers are on terms no less favorable to the Company than would be similar transactions with unaffiliated third parties. In conjunction with these leases, the Company made a payment of $30,700 and $35,400 during 2005 and 2004, respectively, to Flyers. Additionally, from time to time Flyers loans funds to the Company on a short term basis. As of December 31, 2003, the Company had an outstanding liability in the amount of $260,000 for amounts due and payable under the various leases with Flyers. This amount was paid in 2004 with a payment of $160,000 and aircraft deposit credit to Flyers.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of KPMG LLP has been the independent auditors for the Company since 1998. Fees paid to KPMG LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services provided during the years ended December 31, 2005 and 2004 were $190,000 and $173,500, respectively. Audit services consisted primarily of the audit and quarterly reviews of the Company’s financial statements, statutory audits required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with generally accepted accounting principles.

Audit-Related Fees. Fees for audit-related services provided during the years ended December 31, 2005 and 2004 were $13,000 and $12,000, respectively. Audit-related services consisted primarily of professional services provided with respect to yearly audits of the Company’s 401(k) employee savings plan.

Tax Fees. Fees for tax services provided during the years ended December 31, 2005 and 2004 were $44,500 and $31,960, respectively. Tax services included professional services provided for preparation of federal and state tax returns, review of tax returns prepared by the Company, assistance in assembling data to respond to governmental review of past tax filings, and tax advice, exclusive of tax services rendered in connection with the audit.

All Other Fees. During the fiscal year 2005 and fiscal year 2004, no other types of professional services were provided by KPMG LLP to the Company.

Audit Committee Pre-Approval Policies and Procedures

The amended charter of the audit committee provides that the audit committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for the Company by the independent auditors, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent auditors include the committee reviewing a budget for audit services, audit-related services, tax services, and other services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are anticipated at the time the budget is submitted. Committee approval would be required to exceed the budgeted amount for a particular category of services or to engage the independent auditors for any services not included in the budget. The audit committee periodically monitors the services rendered by, and actual fees paid to, the independent auditors to ensure that such services are within the parameters approved by the committee. The text of the audit committee charter is posted on the Company’s web site at www.flygreatlakes.com. The Audit Committee has pre-approved all of the services the Company received from KPMG LLP during fiscal year 2005.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial statements of the Company included in Item 8, “Financial Statements and Supplementary Data”:

(i)	Report of Independent Registered Public Accounting Firm
(ii)	Balance Sheets as of December 31, 2005 and 2004
(iii)	Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
(iv)	Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2004 and 2003
(v)	Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003
(vi)	Notes to Financial Statements

Supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the financial statements or notes thereto.

(2)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Annual Report on Form 10-K (pages E-1 through E-3).

(b)	An Exhibit Index is contained on page E-1.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: March 30, 2006	By:	/s/ Charles R. Howell IV
Charles R. Howell IV,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael O. Matthews
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

Signature	Title	Date
/s/ Douglas G. Voss	Chairman of the Board and Director	March30, 2006
Douglas G. Voss

/s/ Charles R. Howell IV	Chief Executive Officer	March 30, 2006
Charles R. Howell IV	(Principal Executive Officer)

/s/ Michael O. Matthews	Vice President and	March 30, 2006
Michael O. Matthews	Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ Vernon A. Mickelson	Director	March 30, 2006
Vernon A. Mickelson

/s/ Ivan L. Simpson	Director	March 30, 2006
Ivan L. Simpson

/s/ James Link	Director	March 30, 2006
James Link

/s/ Allan R. Moulton	Director	March 30, 2006
Allan R. Moulton

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

10.2	1993 Director Stock Option Plan. (1)

10.3	Great Lakes Aviation, Ltd. Employee Stock Purchase Plan. (1)

10.4	Restructuring Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.5	Group A Return Conditions Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.6	Form of Promissory Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.7	Form of Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.8	Form of First Amendment to Lease Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.9	Deferral Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.10	Senior Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.11	Subordinated Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.12	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.13	Fourth Amendment to Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.14	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Credit Corporation and the Company. (2)

10.15	Form of Lockup Agreement, dated December 31, 2002. (2)

E-1

10.16	Settlement Agreement and Covenant Not to Execute, dated August 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.17	Deferral Agreement, dated November 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.18	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

10.19	Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

10.20	Letter Agreement, dated April 11, 2003, by and between Boeing Capital Corporation and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (2)

10.21	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (3)

10.22	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (3)

10.23	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.24	Term Cost PlanTM Agreement dated April 1, 2004 executed by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (5)

10.25	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (5)

10.26	Installment Payment Agreement between the Company and the United States Department of Homeland Security Transportation Security Administration dated August 11, 2004. (6)

14	Code of Ethics. Available on the Company’s web site.

23.1	Consent of KPMG LLP. Filed herewith.

24	Powers of Attorney. Included on signature page to Form 10-K.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer. Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

E-2

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer. Filed herewith.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.

(2) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 0-23224)

(3) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)

(4) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23224)

(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)

(6) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23224)

E-3