Form 10-Q
period 2006-06-30
GREAT LAKES AVIATION LTD
filed 2006-08-14
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and non-accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2006, 14,071,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

i

Cautionary Statement Regarding Forward-Looking Statements

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. (Great Lakes, the Company, or we) notes that certain statements in this Quarterly Report on Form 10-Q and elsewhere are forward-looking and provide other than historical information. The Company’s management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. Such statements may include or be qualified by the words “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” and similar expressions. Forward-looking statements should not be relied upon as predictions of future events. They are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

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

(ii)	re-negotiate the Company’s debt and lease obligations to a level that the Company can reasonably service, based upon the Company’s current and projected cash flows;

3)	the acceleration of one or more of the Company’s debt obligations that would force the Company to seek legal protection or discontinue operations;

4)	the effect of general economic conditions on business and leisure travel;

5)	the incidence of domestic and international terrorism and military actions;

6)	the incidence of pandemic diseases, storms, and other natural disasters;

7)	the level of passenger confidence in the safety of air travel;

8)	the volatility and level of fuel costs;

9)	seasonality of passenger traffic;

10)	the receipt of economically sufficient Essential Air Service subsidies;

11)	increases in insurance and security expenses;

12)	the possibility of increased competition from other air carriers (including United and Frontier) and from ground transportation; and

13)	the level of regulatory and environmental costs.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and the Company does not undertake to update any forward-looking statements except as required by law in the normal course of its public disclosure practices.

Item 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	June 30, 2006	December 31, 2005
Assets

Current assets:
Cash	$1,266,620	$1,907,357
Accounts receivable, net of allowance of $10,000, at June 30, 2006 and December 31, 2005	6,317,217	5,065,753
Other accounts receivable	862,697	—
Inventories	1,361,295	1,921,514
Prepaid expenses and other current assets	423,262	981,413

Total current assets	10,231,091	9,876,037

Property and equipment:
Flight equipment	111,262,029	111,112,718
Other property and equipment	8,738,388	8,583,983
Less accumulated depreciation and amortization	(47,710,154)	(44,869,392)

Total property and equipment	72,290,263	74,827,309

Other assets	946,460	1,775,477

Total assets	$83,467,814	$86,478,823

Liabilities and Stockholders’ Deficit

Current liabilities:
Notes payable and current maturities of long-term debt	$20,555,173	$16,391,173
Long-term debt classified as current	55,814,429	62,512,503
Accounts payable	5,671,317	7,267,480
Accrued interest, unearned revenue and other liabilities	11,353,274	10,313,208
Deferred lease payments	8,774,968	8,276,224

Total current liabilities	102,169,161	104,760,588

Deferred credits	246,203	269,622

Stockholders’ deficit:
Common stock, $0.01 par value.	140,720	140,720
Authorized: 50,000,000 shares
Issued and outstanding: 14,071,970 at June 30, 2006 and at December 31, 2005
Paid-in capital	33,468,644	33,468,644
Accumulated deficit	(52,556,914)	(52,160,751)

Total stockholders’ deficit	(18,947,550)	(18,551,387)
Commitments and Contingencies (Note 5 and 8)

Total liabilities and stockholders’ deficit	$83,467,814	$86,478,823

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

For the Three Months and Six Months Ended June 30, 2006 and June 30, 2005

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2006	2005	2006	2005
Operating Revenues:
Passenger	$15,577,455	$12,710,395	$29,295,639	$24,357,597
Public service	6,109,250	5,355,772	12,132,188	9,725,674
Freight, charter, and other	333,377	321,144	678,084	489,193

Total operating revenues	22,020,082	18,387,311	42,105,911	34,572,464

Operating expenses:
Salaries, wages, and benefits	4,953,798	5,072,682	10,046,891	10,250,292
Aircraft fuel	5,100,173	4,034,598	9,653,884	7,404,246
Aircraft maintenance, materials, and repairs 3,778,077	2,176,980	7,279,084	4,524,911
Depreciation and amortization	1,450,111	1,655,794	2,899,611	3,303,479
Aircraft rental	440,397	440,397	880,794	880,794
Other rentals and landing fees	1,107,734	1,152,996	2,323,722	2,326,500
Other operating expenses	3,707,613	3,197,380	7,619,723	6,592,279

Total operating expenses	20,537,903	17,730,827	40,703,709	35,282,501

Operating income/(loss)	1,482,179	656,484	1,402,202	(710,037)
Other income (expense):
Interest expense, net	(933,198)	(776,219)	(1,798,385)	(1,293,232)
Gain on extinguishment of debt	0	185,663	0	185,663

Net income/(loss)	$548,981	$65,928	$(396,183)	$(1,817,606)

Net loss per share:
Basic	$0.04	$0.00	$(0.03)	$(0.13)
Diluted	$0.04	$0.00	$(0.03)	$(0.13)

Weighted average shares outstanding:
Basic	14,071,970	14,071,970	14,071,970	14,071,970
Diluted	14,355,633	14,269,358	14,071,970	14,071,970

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2006	2005
OPERATING ACTIVITIES:
Net loss	$(396,163)	$(1,817,606)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	2,899,611	3,303,479
Gain on disposition of assets	13,236	113,026
Gain on extinguishment of debt	0	(185,663)
Change in current operating items:
(Increase)/Decrease in accounts receivable	(1,251,462)	164,250
Decrease in inventories	542,219	4,266
Decrease in prepaid expenses and other current assets	524,471	49,192
Decrease in accounts payable	(1,596,163)	(1,092,891)
Increase/(Decrease) in accrued liabilities and unearned revenue	(97,881)	753,054
Increase in deferred lease payments	498,744	684,744

Net cash provided by operating activities	1,136,612	1,975,851

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(357,803)	(668,458)

Net cash flows used in investing activities	(357,803)	(668,458)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(1,419,546)	(1,548,964)

Net cash used in financing activities	(1,419,546)	(1,548,964)

NET INCREASE/(DECREASE) IN CASH	(640,737)	(241,571)

Cash
Beginning of period	1,907,357	1,111,375

End of period	$1,266,620	$869,804

Supplementary cash flow information:
Cash paid during the period for interest	$2,424,986	$1,137,855

Non-cash transactions:
Extinguishment of outstanding debt principal on aircraft returned to Raytheon	$0	$2,679,516

See accompanying notes to financial statements.

Great Lakes Aviation, LTD.

Notes to Financial Statements

June 30, 2006

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

Our financial statements have been prepared assuming we will continue as a going concern. During the first six months of 2006, the Company was unable to make the full monthly payments due under the Company’s outstanding aircraft debt and lease obligations. As of June 30, 2006, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. The Company does not believe that it will be able to generate sufficient cash flows to satisfy the outstanding arrearages or regain compliance with the Company’s aircraft debt and lease agreements during the remainder of 2006. In the event that the Company is unable to (i) satisfy the outstanding arrearages, negotiate terms for restructuring the arrearages, or obtain alternate debt and lease financing, and (ii) make payments on all debt and lease obligations in a timely manner, the Company is at risk that one or more of the Company’s debt obligations will be accelerated, thereby forcing the Company to seek legal protection from its creditors or discontinue operations. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

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

SFAS 123(R) is effective for all stock options we grant beginning January 1, 2006. At December 31, 2005 all outstanding stock options available for issuance under the 1993 Stock Option Plan and the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan (collectively, the Plans) had already been issued and were fully vested. Accordingly, the Company was not required to recognize compensation expense under SFAS 123(R). Pursuant to their terms both Plans expired on October 31, 2003, and no further options may be granted. However, all outstanding options shall remain in effect until such outstanding options have either expired, are exercised, or are cancelled.

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations, as permitted by SFAS 123. Share-based employee compensation expense was not recognized in the Company’s statements of operations prior to January 1,

2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Financial Statements. Stock-based compensation related to non-employees granted was accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

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

For the six month period ended June 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25 and elected the pro-forma disclosure option under SFAS 123. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123, as amended by SFAS 148, our net loss and net loss per share would have been reduced by less than $1,000 and there would be no impact on net loss per share. There were no stock options granted during the six month period ending June 30, 2005.

During the six month period ended June 30, 2006, there were no options granted, exercised, cancelled or forfeited. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record the value of such deductions to additional paid in capital when realized. There are no shares available for grant under the Plans as of June 30, 2006. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2006 was $318,715. There was no unrecognized compensation cost from unvested stock options as of January 1, 2006.

Stock options outstanding and currently exercisable at June 30, 2006 were as follows:

Options Outstanding and Exercisable

Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price
$0.31 - $0.40	410,000	6.5	$0.40
$1.06 - $1.41	40,000	3.8	$1.21
$2.75	120,000	2.1	$2.75

	570,000	5.4	$0.95

NOTE 3. Aircraft

As of June 30, 2006, the Company’s fleet consisted of 25 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model EMB-120ER 30-passenger aircraft.

The following table presents a summary of the Company’s aircraft as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia
Owned	25	4	25	4
Operating leases	—	2	—	2

	25	6	25	6
Leased to another carrier	(2)	—	(2)	—

Available for operations	23	6	23	6

In February 2005, the Company leased two Beechcraft 1900D aircraft to another air carrier pursuant to leases with terms that were extended to October 3, 2006. As permitted under a lease assignment agreement with the Company, on April 21, 2005, Raytheon Aircraft Credit Corporation (Raytheon) advised the lessee of these aircraft that an event of default had occurred under financing arrangements between Raytheon and the Company and that the lessee was directed to pay all amounts due and payable under the leases directly to Raytheon.

Note 4. Earnings (loss) per share

The following table shows the computation of basic and diluted earnings (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Net profit (loss)	$548,981	$65,928	$(396,183)	$(1,817,606)
Denominator:
Weighted average shares outstanding, basic	14,071,970	14,071,970	14,071,970	14,071,970
Dilutive effect of employee stock options	283,663	197,388	—	—

Weighted average shares outstanding, diluted	14,355,633	14,269,358	14,071,970	14,071,970

Loss per share, basic	$0.04	$0.00	$(0.03)	$(0.13)
Loss per share, diluted	$0.04	$0.00	$(0.03)	$(0.13)

For the six months ended June 30, 2006, outstanding options of 570,000 were excluded from the calculation of net loss per diluted common share because the effect would have been anti-dilutive. For the three months ended June 30, 2006, outstanding options of 140,000 were excluded from the calculation of net loss per diluted common share because the effect would have been anti-dilutive.

NOTE 5. Notes Payable and Long-Term Debt

At June 30, 2006, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Furthermore, the Company does not believe that it will be able to generate sufficient cash flows to satisfy the outstanding arrearages or regain compliance with the Company’s aircraft debt and lease agreements during the remainder of the Company’s fiscal year 2006. Therefore, the amounts of the Company’s long-term debt that would otherwise be contractually due and payable after one year are reflected on the Company’s balance sheets as “long-term debt classified as current”.

Since entering into the Restructuring Agreement with Raytheon in December 2002, the Company has been in continual negotiations with Raytheon, its principal aircraft creditor to amend its debt terms and to accommodate changes in fare levels, competition, and the changing strategies of its code sharing partners.

On April 27, 2005, Boeing Capital Corporation (Boeing) gave the Company a notice of default under its lease agreements, pursuant to which the Company leases two Embraer EMB-120ER aircraft, and directed the Company to pay Boeing, within five days, all amounts currently owing under those agreements. The notice stated that failure to do so would cause Boeing to exercise other rights as it deems appropriate. At June 30, 2006, the total amount due under the leases, including installments and penalty interest, was $9.4 million.

The Company has an Amended Note payable to CIT Group for the financing of three of the Company’s Embraer Brasilia aircraft (the Amended Note). During the first six months of 2006, the Company made payments of principal and interest on the Amended Note in the amount of $0.5 million, but failed to make scheduled payments of $0.1 million. As of June 30, 2006, the Company was in arrears on payments of principal due under the terms of the Amended Note in the amount of $1.3 million. The Company continues to engage in negotiations with CIT Group regarding terms of repayment for remaining amounts due. As of June 30, 2006, the total principal amount owed to CIT Group was $3.0 million, which is collateralized by three Embraer EMB-120ER aircraft.

The Company’s creditors have a variety of remedies under the foregoing debt and lease obligations. Raytheon could, among other things, declare all unpaid principal and interest immediately due and payable and take possession of all the Beechcraft 1900D aircraft, one Embraer EMB-120ER aircraft, and other assets of the Company. Boeing could terminate the leases on two Embraer EMB-120ER aircraft and take legal action to recover the past due lease installments and related interest, as well as the stipulated loss value of the aircraft. CIT Group could declare debt obligations due to it from the Company in default and seek to recover amounts the Company owes by taking possession of and selling the three owned Embraer EMB-120ER aircraft that collateralize its debt.

The Company continues to negotiate actively with Raytheon, Boeing, and CIT Group to assure availability of sufficient aircraft and to achieve a restructuring of its obligations consistent with reasonably expected future cash flows. The Company does not know whether it will be successful in such negotiations or whether the terms of any restructuring will permit continued operations at the current level.

The amount of long-term debt classified as current also includes additional amounts of debt recorded pursuant to the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring (SFAS 15). This additional debt is being amortized as a reduction of interest expense over the remaining term of the debt.

The following table sets forth, as of June 30, 2006 and December 31, 2005, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt, the amounts of long-term debt classified as current, and the additional amounts of debt carried by the Company on its books pursuant to SFAS 15:

	June 30, 2006	December 31, 2005
Long-Term Debt:
Raytheon Aircraft Credit Corporation	$65,497,084	$66,485,046
Additional carrying value under SFAS 15	7,810,516	8,925,042
Other long-term notes	3,062,002	3,493,588

Total long-term debt	76,369,602	78,903,676

Less:
Raytheon Aircraft Credit Corporation current maturities of long term debt and additional carrying value under SFAS 15	(18,063,171)	(14,037,585)
Other current maturities of long-term debt	(2,492,002)	(2,353,588)

Long-term debt net of current maturities	55,814,429	62,512,503

Less:
Raytheon Aircraft Credit Corporation long-term debt reclassified as current and additional carrying value under SFAS 15	(55,244,429)	(61,372,503)
Other long-term debt reclassified as current	(570,000)	(1,140,000)

Long-term debt classified as current	(55,814,429)	(62,512,503)

Net long-term debt	$0	$0

Reduction of Debt Balances. During the first six months of 2006, the Company made principal payments in the aggregate amount of $1.4 million against the Company’s outstanding debt balances. The Company also reduced the additional carrying value under SFAS 15 by $1.1 million due to the amortization of the additional carrying value, which was $8.9 million as of December 31, 2005.

NOTE 6. Amounts Due to Code Share Partner

In July 2003, the Company negotiated an agreement with United to repay a deferred payable in the amount of $6.1 million. For the six months ending June 30, 2006, the Company reduced this payable by $779,262. In April 2006 the Company made the final payment to United under the terms of the agreement.

NOTE 7. Related Parties

As of June 30, 2006, Raytheon owned 5,371,980 shares of Common Stock of the Company, representing an approximate 38.2% interest in the Company’s outstanding Common Stock. The Company acquires various aircraft parts from Raytheon for maintenance. Total payments for the various aircraft parts were $520,000 for the six months ending June 30, 2006. As of June 30, 2006, Douglas G. Voss, the Company’s Chairman and major shareholder, was the beneficial owner of 5,879,245 shares of Common Stock, which includes 300,000 shares of Common Stock subject to currently exercisable options and represents 40.9% of the outstanding Common Stock of the Company. Accordingly, Mr. Voss and Raytheon are in a position to control the management and affairs of the Company.

NOTE 8. Commitments and Contingencies

(a) Litigation. The Company is a party to legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

(b) Union Agreements. The Company’s pilots are represented by the International Brotherhood of Teamsters. The Company’s labor agreement with the pilots became amendable on October 30, 2000, and the Company and the International Brotherhood of Teamsters have agreed to binding arbitration. An arbitration hearing was held in June 2006. The Company expects a ruling on this arbitration in the third quarter of 2006 at which time a new labor agreement with the pilots is expected to be completed. The Company’s flight attendants are represented by the International Brotherhood of Teamsters, and the Company’s agreement with the flight attendants became amendable in April 2002. The Company is in active negotiations with the flight attendants. In 2003, the Company’s dispatchers voted to be represented by the International Brotherhood of Teamsters. As of June 30, 2006, the Company and the dispatchers were in active negotiations for an initial labor agreement.

(c) Significant Concentrations. The Company is a regional airline operating as an independent carrier and as a code share partner with United and Frontier. Effective May 1, 2001, the Company and United entered into a code share agreement, which expired on December 31, 2005. The Company and United continue to operate under the renewal provisions of that code share agreement while they negotiate a new agreement. On May 3, 2001, the Company entered into a similar code share agreement with Frontier, which remains in effect continuously unless terminated by either party.

(d) Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for periods beginning as of July 1 and ending as of June 30 for each of the designated time periods:

	2007	2008-2009	2010-2011	After 2011	Total
Long-term debt	$18,545,548	$22,391,668	$15,463,869	$12,158,001	$68,559,086
SFAS 15 amounts	2,009,625	3,209,882	1,979,851	611,158	7,810,516

Total debt	20,555,173	25,601,550	17,443,720	12,769,159	76,369,602
Aircraft lease obligations	1,741,488	3,482,976	3,482,976	2,757,356	11,464,796

Total Obligations	$22,296,661	$29,084,526	$20,926,696	$15,526,515	$87,834,398

NOTE 9. Subsequent Events

In April 2004, the Company entered into a five-year Term Cost Plan™ Agreement (the “FMP contract”) with Pratt & Whitney Canada Corp. (“P&WC”) under which P&WC supplies the Company with certain engine maintenance services under a Fleet Management Program™. The Company entered into the FMP contract to comply with certain aircraft maintenance requirements that are set forth in the Restructuring Agreement.

In July of 2006 the Company amended the FMP contract to extend its term to June 30, 2011, to reduce the hourly rate the Company pays per flight hour, and to adjust the number of flight hours to the reflect the Company’s current level of operations. Monthly amounts to be paid by the Company will be based on the total number of Beechcraft 1900D engine operating hours at a fixed contractual rate. The Company expects to reduce its expense under the FMP contract by approximately 19%. Since the FMP contract amendment reduced rates retroactively to July 1, 2005, to provide for a lower hourly rate the Company will reflect a change in estimate for the renegotiated rate in the quarter ending September 30, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Air Lines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of June 30, 2006, the Company was providing scheduled passenger service at 40 airports in ten states with a fleet of Embraer EMB-120 Brasilias and Raytheon/Beech 1900D regional airliners. A total of 198 weekday flights are scheduled daily, including 142 flights at Denver, eight flights at Albuquerque, and 20 flights at Phoenix. All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code- share agreements with United Airlines and Frontier Airlines at the Denver International Airport and Phoenix International Airport hubs. See Note 1 to the Financial Statements for a discussion of liquidity and the Company’s ability to continue as a going concern.

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

Current Year Developments

Essential Air Service Contracts. As of June 30, 2006, the Company provided essential air service to 28 communities that maintain eligibility in the U.S. Department of Transportation Essential Air Service Program and scheduled air service to Sierra Vista, AZ with the assistance of a grant awarded to the Arizona Department of Transportation provided by the DOT Small Community Air Service Development Program.

The Company is currently involved in the active bidding process with the U.S. Department of Transportation for the renewal of Essential Air Service contracts to provide scheduled air service to Laramie, WY and Worland, WY, and to provide new Essential Air Service to Merced, CA, Visilia, CA, Brookings, SD, Huron, SD and Ely, NV. In July 2006 the Company began serving Pierre, SD on a subsidy-free basis. In October 2006 the Company anticipates serving Rock Springs, WY and Riverton, WY on a subsidy-free basis. The Company was awarded renewed Essential Air Service contracts for Kearney, NE, North Platte, NE, and Scottsbluff, NE. The Company was not awarded renewed Essential Air Service contracts for Grand Island, NE and McCook, NE, however, the Company will continue to service those markets on a subsidized basis until the service is transitioned to another carrier sometime in the fourth quarter 2006.

On August 1, 2006 the U.S. Department of Transportation issued a final order terminating Essential Air Service subsidy eligibility of Enid and Ponca City, OK. As a result of this order, the Company anticipates suspending service to these communities effective September 1, 2006.

Other Essential Air Service Matters. The DOT is required to reimburse subsidized carriers for increases in costs in excess of 10% over those used in determining the subsidy award. Fuel costs have increased beyond the 10% threshold; however, the amount of actual recovery of such costs, if any, is unknown.

Events Related to the Engine Maintenance Program Subsequent to June 30, 2006. In April 2004, the Company entered into a five-year Term Cost PlanTM Agreement (the “FMP contract”) with Pratt & Whitney Canada Corp. (“P&WC”) under which P&WC supplies the Company with certain engine maintenance services under a Fleet Management ProgramTM. The Company entered into the FMP contract to comply with certain aircraft maintenance requirements that are set forth in the Restructuring Agreement.

In July of 2006 the Company amended the FMP contract to extend its term to June 30, 2011, to reduce the hourly rate the Company pays per flight hour, and to adjust the number of flight hours to the reflect the Company’s current level of operations. Monthly amounts to be paid by the Company will be based on the total number of Beechcraft 1900D engine operating hours at a fixed contractual rate. The Company expects to reduce its expense under the FMP contract by approximately 19%. Since the FMP contract amendment reduced rates retroactively to July 1, 2005, to provide for a lower hourly rate the Company will reflect a change in estimate for the renegotiated rate in the quarter ending September 30, 2006.

Extension of Aircraft Leases. Subsequent to June 30, 2006, the Company has extended the lease of two Beechraft 1900D aircraft to another air carrier to October 3, 2006.

Results of Operations for the Three Months Ended June 30, 2006 and 2005.

The following table sets forth certain financial information regarding the Company’s results of operations for the three months ended June 30, 2006 and 2005.

Statement of Operations Data

(dollars in thousands)

	For the Three Months Ended June 30,
	2006				2005
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2005	Amount (in thousands)	Cents per ASM
Operating revenues
Passenger	$15,577	21.8	¢	22.6%	$12,710	18.3	¢
Public service	6,109	8.6		14.1	5,356	7.7
Other	333	0.5		3.7	321	0.5

Total operating revenues	22,019	30.9		19.8	18,387	26.4

Salaries, wages, and benefits	4,954	6.9		(2.3)	5,073	7.3
Aircraft fuel	5,100	7.1		26.4	4,035	5.8
Aircraft maintenance materials and component repairs	3,778	5.3		73.5	2,177	3.1
Depreciation and amortization	1,450	2.0		(12.4)	1,656	2.4
Aircraft rental	440	0.6		0.0	440	0.6
Other rentals and landing fees	1,108	1.6		(3.9)	1,153	1.7
Other operating expense	3,707	5.2		16.0	3,197	4.6

Total operating expenses	20,537	28.8		15.8	17,731	25.5

Operating income	1,482	2.1		125.9	656	0.9
Interest expense, net	(933)	(1.3)		20.2	(776)	(1.1)
Gain on extinguishment of debt	—	—			186	0.3

Net income	$549	0.8	¢	731.8%	$66	0.1	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the three months ended June 30, 2006 and 2005.

	June 30, 2006		Increase/ (decrease) from 2005	June 30, 2005
Selected Operating Data:
Available seat miles (in thousands) (1)	71,371		2.5%	69,635
Revenue passenger miles (in thousands) (2)	33,128		17.3%	28,242
Revenue passengers carried	126,610		19.3%	106,165
Departures flown	15,537		5.1%	14,781
Passenger load factor (3)	46.4%		14.3%	40.6%
Average yield per revenue passenger mile (4)	47.0	¢	4.4%	45.0	¢
Revenue per available seat mile (5)	30.9	¢	17.0%	26.4	¢
Cost per available seat mile (6)	28.8	¢	12.9%	25.5	¢
Average passenger fare (7)	$123.03		2.8%	$119.72
Average passenger trip length (miles) (8)	257		-3.4%	266
Average cost per gallon of fuel	$2.54		25.7%	$2.02

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” or “RASM” represents the average total operating revenue received for each available seat mile.
(6)	“Operating cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Second Quarter 2006 to Second Quarter 2005

Passenger Revenues. Passenger revenues were $15.6 million in the second quarter of 2006, an increase of 22.6% from $12.7 million in the second quarter of 2005. The $2.9 million increase in passenger revenues is primarily attributable to a 17.3% increase in revenue passenger miles during the second quarter of 2006, along with a 4.4% increase in average yield mostly attributable to increased average passenger fare. The Company’s available seat mile (ASM) for the second quarter of 2006 increased 2.5% from the ASMs for the second quarter of 2005 as a result of an increase in the number of the Company’s regularly scheduled flights and increased utilization of Embraer Brasilia aircraft.

Public Service Revenues. At June 30, 2006, the Company served 28 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Public service revenues collected through the Essential Air Service Program increased 14.1% to $6.1 million during the second quarter of 2006, as compared to $5.4 million during the second quarter of 2005. The increase in public service revenue was due primarily to an increase in the number of communities served by the Company under the Essential Air Service Program.

Operating Expenses. Total operating expenses were $20.5 million, or 28.8 cents per ASM, in the second quarter of 2006, as compared to $17.7 million, or 25.5 cents per ASM, in the second quarter of 2005.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $5.0 million in the second quarter of 2006, a decrease of 2.3% from $5.1 million in the second quarter of 2005. The decrease in salaries, wages, and benefits is primarily attributable to cost reductions of employee-related insurance. These decreases were partially offset by increases resulting from additional cities served and pay rate increases.

Aircraft Fuel Expense. Aircraft fuel expense and into-plane expense was $5.1 million, or 7.1 cents per ASM, in the second quarter of 2006. In comparison, the Company’s aircraft fuel expense and into-plane expense for the second quarter of 2005 was $4.0 million, or 5.8 cents per ASM. The 26.4% increase in the Company’s aircraft fuel expense is attributable to a 25.7% increase in the average cost of fuel per gallon and a 0.4% increase in consumption as the result of a 2.5% increase in the Company’s available seat miles.

The average cost of fuel increased from $2.02 per gallon in the second quarter of 2005 to $2.54 per gallon in the second quarter of 2006. The effect of the $0.52 increase in cost per gallon was an increase in total cost of $1.1 million in 2006 from price changes only. At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease the Company’s fuel expense by approximately $82,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $3.8 million during the second quarter of 2006, which was a 73.5% increase from $2.2 million during the second quarter of 2005. The increase is attributable to the installation of previously overhauled engines, propeller overhauls and major aircraft inspections.

Depreciation and Amortization. Depreciation and amortization expense during the second quarter of 2006 was $1.5 million, or 2.0 cents per ASM, which was a decrease of 12.4% from $1.7 million, or 2.4 cents per ASM, in the second quarter of 2005. The decrease in depreciation and amortization expense is primarily attributable to the return of five surplus Beechcraft 1900D aircraft to Raytheon during the first half of 2005.

Other Operating Expenses. Other operating expenses were $3.7 million, or 5.2 cents per ASM, during the second quarter of 2006, an increase of 16.0% from $3.2 million, or 4.6 cents per ASM, during the second quarter of 2005. The increase in other operating expenses is primarily due to an increase of approximately $136,000 in pilot training and associated lodging expenses as a result of an increase in the number of pilots, which was necessary to support Company’s increased operations. Further increases include approximately $160,000 for contract handling and passenger-related expenses, $39,000 for legal and professional fees and $189,000 of other expenses resulting from increased operations.

Interest Expense. Interest expense was $0.9 million during the second quarter of 2006, an increase of 20.2% from $0.8 million during the second quarter of 2005. The increase was primarily the result of a reduced credit for interest against restructured Raytheon debt in accordance with SFAS 15 and Embraer interest accruals for penalty interest. These increases were partially offset by interest on lower principal balances.

Income Tax Expense (Benefit). As of June 30, 2006, the Company has reviewed its net deferred tax assets and has not recognized the potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. In making this assessment, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management has fully reserved the net deferred tax asset at June 30, 2006.

Results of Operations for the Six Months Ended June 30, 2006 and 2005.

The following table sets forth certain financial information regarding the Company’s results of operations for the six months ended June 30, 2006 and 2005.

Statement of Operations Data

(dollars in thousands)

	For the Six Months Ended June 30,
	2006				2005
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2005	Amount (in thousands)	Cents per ASM
Operating revenues
Passenger	$29,296	20.6	¢	20.3%	$24,358	17.9	¢
Public service	12,132	8.5		24.7	9,726	7.2
Other	678	0.5		38.7	489	0.4

Total operating revenues	42,106	29.7		21.8	34,573	25.5

Salaries, wages, and benefits	10,047	7.1		(2.0)	10,250	7.6
Aircraft fuel	9,654	6.8		30.4	7,404	5.5
Aircraft maintenance materials and component repairs	7,279	5.1		60.9	4,525	3.3
Depreciation and amortization	2,900	2.0		(12.2)	3,304	2.4
Aircraft rental	881	0.6		0.0	881	0.6
Other rentals and landing fees	2,324	1.6		(0.1)	2,327	1.7
Other operating expense	7,619	5.4		15.6	6,592	4.9

Total operating expenses	40,704	28.7		15.4	35,283	26.0

Operating income (loss)	1,402	1.0		297.5	(710)	(0.5)
Interest expense, net	(1,798)	(1.3)		39.1	(1,293)	(1.0)
Gain on extinguishment of debt	—	—			186	0.1

Net (loss)	$(396)	(0.3	)¢	(78.2)%	$(1,817)	(1.3	)¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the six months ended June 30, 2006 and 2005.

	June 30, 2006		Increase/ (decrease) from 2005	June 30, 2005
Selected Operating Data:
Available seat miles (in thousands) (1)	141,955		4.6%	135,763
Revenue passenger miles (in thousands) (2)	63,074		11.9%	56,391
Revenue passengers carried	240,567		14.1%	210,828
Departures flown	31,053		9.5%	28,346
Passenger load factor (3)	44.4%		7.0%	41.5%
Average yield per revenue passenger mile (4)	46.4	¢	7.4%	43.2	¢
Revenue per available seat mile (5)	29.7	¢	16.5%	25.5	¢
Cost per available seat mile (6)	28.7	¢	10.4%	26.0	¢
Average passenger fare (7)	$121.78		5.4%	$115.53
Average passenger trip length (miles) (8)	262		-1.9%	267
Average cost per gallon of fuel	$2.40		25.0%	$1.92

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(5)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” or “RASM” represents the average total operating revenue received for each available seat mile.
(6)	“Operating cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Six Months 2006 to First Six Months 2005

Passenger Revenues. Passenger revenues were $29.3 million in the first six months of 2006, an increase of 20.3% from $24.4 million in the six months of 2005. The $4.9 million increase in passenger revenues is primarily attributable to a 11.9% increase in revenue passenger miles during the first six months of 2006 along with an 7.4% increase in average yield mostly attributable to increased average passenger fares. The Company’s available seat mile (ASMs) for the first six months of 2006 increased 4.6% from the ASMs for the first six months of 2005 as a result of an increase in the number of the Company’s regularly scheduled flights and increased utilization of Embraer Brasilia aircraft.

Public Service Revenues. At June 30, 2006, the Company served 28 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Public service revenues collected through the Essential Air Service Program increased 24.7% to $12.1 million during the first six months quarter of 2006, as compared to $9.7 million during the first six months of 2005. The increase in public service revenues was due primarily to an increase in the number of communities served by the Company under the Essential Air Service Program.

Other Revenues. Other revenues were $0.7 million during the first six months of 2006, an increase of 38.7% from the first six months of 2005. The 38.7% increase was primarily due to rental income from the lease of two excess Beechcraft 1900D aircraft and unrelated contract maintenance services.

Operating Expenses. Total operating expenses were $40.7 million, or 28.7 cents per ASM, in the first six months of 2006, as compared to $35.3 million, or 26.0 cents per ASM, in the first six months of 2005.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $10.0 million in the first six months of 2006, a decrease of 2.0% from $10.3 million in the first six months of 2005. The decrease in salaries, wages, and benefits is primarily attributable to cost reductions of employee-related insurance. These decreases were partially offset by increases resulting from additional cities served and pay rate increases.

Aircraft Fuel Expense. Aircraft fuel expense and into-plane expense was $9.7 million, or 6.8 cents per ASM, in the first six months of 2006. In comparison, the Company’s aircraft fuel expense and into-plane expense for the first six months of 2005 was $7.4 million, or 5.5 cents per ASM. The 30.4% increase in the Company’s aircraft fuel expense is attributable to a 25.0% increase in the average cost of fuel per gallon and a 3.0% increase in consumption as the result of a 4.6% increase in the Company’s available seat miles.

The average cost of fuel increased from $1.92 per gallon in the first six months of 2005 to $2.40 per gallon in the first six months of 2006. The effect of the $0.48 increase in cost per gallon was an increase in total cost of $1.9 million in 2006 from price changes only. At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease the Company’s fuel expense by approximately $82,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $7.3 million during the first six months of 2006, which was a 60.9% increase from $4.5 million during the first six months of 2005. The increase is attributable to the installation of previously overhauled engines, propeller overhauls and major aircraft inspections.

Depreciation and Amortization. Depreciation and amortization expense during the first six months of 2006 was $2.9 million, or 2.0 cents per ASM, which was a decrease of 12.2% from $3.3 million, or 2.4 cents per ASM, in the first six months of 2005. The decrease in depreciation and amortization expense is primarily attributable to the return of five surplus Beechcraft 1900D aircraft to Raytheon during the first half of 2005.

Other Operating Expenses. Other operating expenses were $7.6 million, or 5.4 cents per ASM, during the first six months of 2006, an increase of 15.6% from $6.6 million, or 4.9 cents per ASM, during the first six months of 2005. The increase in other operating expenses is primarily due to a increase of approximately $248,000 in pilot training and associated lodging expenses as a result of an increase in the number of pilots, which was necessary to support the Company’s increased operations. Further increases include approximately $300,000 for legal and professional fees and $499,000 of other expenses resulting from increased operations.

Interest Expense. Interest expense was $1.8 million during the first six months of 2006, an increase of 39.1% from $1.3 million during the first six months of 2005. The increase was primarily the result of a reduced credit for interest against restructured Raytheon debt in accordance with SFAS 15 and Embraer interest accruals for penalty interest. These increases were partially offset by interest on lower principal balances.

Income Tax Expense (Benefit). As of June 30, 2006, the Company has reviewed its net deferred tax assets and has not recognized the potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. In making this assessment, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management has fully reserved the net deferred tax asset at June 30, 2006.

Liquidity and Capital Resources

Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for periods beginning as of July 1 and ending as of June 30 for each of the designated time periods:

	2007	2008-2009	2010-2011	After 2011	Total
Long-term debt	$18,545,548	$22,391,668	$15,463,869	$12,158,001	$68,559,086
SFAS 15 amounts	2,009,625	3,209,882	1,979,851	611,158	7,810,516

Total debt	20,555,173	25,601,550	17,443,720	12,769,159	76,369,602
Aircraft lease obligations	1,741,488	3,482,976	3,482,976	2,757,356	11,464,796

Total Obligations	$22,296,661	$29,084,526	$20,926,696	$15,526,515	$87,834,398

Sources and Uses of Cash. As of June 30, 2006, the Company’s cash balance was $1.3 million, a $0.6 million decrease from the cash balance of $1.9 million as of December 31, 2005. The Company made partial payments due to its lenders and lessors during the first six months of 2006 of $4.2 million. At June 30, 2006, the Company was in arrears on payments due to its lenders and lessors totaling $25.4 million and owed past due amounts of $2.9 million under an engine maintenance contract.

Cash Provided by Operating Activities. During the first six months of 2006, the Company had positive cash flow from operating activities in the amount of $1.1 million. The Company generated $0.4 million of net loss for the first six months of 2006. Offsetting this were non-cash depreciation and amortization expenses of $2.9 million. Changes in current operating items used $1.4 million of cash.

Cash Flows from Investing Activities. The Company experienced a negative cash flow of $0.4 million from investing activities, primarily due to purchase of station equipment and replacement of aircraft rotable components.

Cash Flows from Financing Activities. With respect to cash flows from financing activities, the Company utilized $1.4 million of cash to reduce the Company’s outstanding notes payable and long-term debt balances.

As of June 30, 2006, the Company had negative working capital of $91.9 million, as compared to negative working capital of $94.9 million as of December 31, 2005. The amount of the Company’s negative working capital as of June 30, 2006 includes $56.3 million of long-term debt, which would otherwise be due after one year, that has been reclassified on the Company’s balance sheet as “long-term obligations classified as current.”

Raytheon Aircraft Credit Corporation. On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon Aircraft Credit Corporation (Raytheon) regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft 1900C and Beechcraft 1900D aircraft fleet. Throughout the first six months of 2006, the Company did not make full scheduled payments of principal and interest on the lease and debt financing provided by Raytheon under the Restructuring Agreement. As of June 30, 2006, the aggregate amount of the arrearage for the first six months of 2006 and all prior periods was $13.3 million. In addition, the Company was not in compliance with certain other financial covenants contained in the Restructuring Agreement.

Aircraft Debt Financing. During the first six months of 2006, the Company made principal and interest payments of $3.0 million on 25 aircraft promissory notes (the Aircraft Debt). Such payments included the pass-through to Raytheon of rental payments that the Company received under the terms of its sublease of two Beechcraft 1900D aircraft to another airline. In accordance with procedures set forth in Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS 15), the Company accounted for the scheduled payments of interest as a reduction of the carrying value of the Aircraft Debt on the Company’s books. As of June 30, 2006, the outstanding principal amount of the Aircraft Debt was $52.4 million, while the carrying value of the Aircraft Debt on the Company’s books was $60.1 million.

Non-Aircraft Debt Financing. During the first six months of 2006, the Company made principal payments of $0.2 million on four non-aircraft promissory notes owed by the Company to Raytheon (the Non-Aircraft Debt). As of June 30, 2006, the outstanding principal amount of the Non-Aircraft Debt was $13.1 million, which included $1.9 million of contractually deferred interest, while the carrying value of the Non-Aircraft Debt on the Company’s books was $13.2 million.

Since entering into the Restructuring Agreement with Raytheon in December 2002, the Company has been in continual negotiations with Raytheon, to amend its debt terms to accommodate changes in fare levels, competition, and the changing strategies of its code sharing partners.

Boeing Capital Corporation - Aircraft Leases. The Company leases two of the Company’s Embraer Brasilia aircraft under aircraft lease agreements with Boeing Capital Corporation (Boeing). During the first six months of 2006, the Company made partial lease payments on the two Boeing aircraft leases. At June 30, 2006, the Company was in arrears on its aircraft rental obligations under the two Boeing aircraft leases in the aggregate amount of $7.8 million. The Company has also recorded a liability to Boeing in the amount of $1.5 million for accrued penalty interest on the missed lease payments.

CIT Group - Aircraft Debt Financing. The Company has an Amended Note payable to CIT Group for the financing of three of the Company’s Embraer Brasilia aircraft (the Amended Note). During the first six months of 2006, the Company made payments of principal and interest on the Amended Note in the amount of $0.5 million, but failed to make scheduled payments of $0.1 million. As of June 30, 2006, the Company was in arrears on payments of principal due under the terms of the Amended Note in the amount of $1.3 million. The Company continues to engage in negotiations with CIT Group regarding terms of repayment for remaining amounts due. As of June 30, 2006, the total principal amount owed to CIT Group was $3.0 million, which is collateralized by three Embraer EMB-120ER aircraft.

FINOVA Capital Corporation.

Settlement Agreement Note. The Company has a debt obligation under a Settlement Agreement with FINOVA Capital Corporation (FINOVA) with respect to amounts owed by the Company upon the return of one leased Embraer Brasilia aircraft. During the first six months of 2006, the Company made payments of principal and interest on the Settlement Agreement note in the amount of $0.1 million. As of June 30, 2006, the Company was current on all payments of principal and interest under the Settlement Agreement with the final payment due in August 2006.

Outstanding Lease Payments on Expired Aircraft Lease. On November 1, 2003, an operating lease between the Company and FINOVA for a second Embraer Brasilia Model 120 aircraft (the FINOVA Lease) terminated by its own terms. In January 2004, the Company returned the Embraer Brasilia aircraft to FINOVA, but did not pay $0.2 million due under the aircraft return conditions in the FINOVA Lease.

In addition, the Company remains liable for all outstanding lease payments, together with accrued penalty interest, that were due and payable under the terms of the FINOVA Lease. During the first six months of 2005, the Company made $0.07 million in payments against the balance of the outstanding lease payments. As of June 30, 2006, the aggregate amount of outstanding lease payments and accrued penalty interest owed by the Company under the FINOVA Lease was $1.2 million. The Company continues to engage in negotiations with FINOVA regarding potential terms of repayment for these outstanding obligations.

Long-Term Debt Classified as Current

During the quarter ended June 30, 2006, the Company was unable to make the full monthly payments due under the Company’s outstanding aircraft debt and lease obligations. As of June 30, 2006, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations.

As of June 30, 2006, the Company was approximately $25.4 million in arrears with respect to payments due on almost all of the Company’s aircraft debt and lease obligations. The arrearage is comprised of $10.6 million of past-due debt principal payments, $6.0 million of outstanding accrued interest, and $8.8 million of deferred lease payments.

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

Therefore, as of June 30, 2006, $55.8 million of long-term debt that would otherwise be due in subsequent years is reflected on the Company’s balance sheets as “long-term obligations classified as current.” In addition to the contractual amounts due to the Company’s lenders, the amount of long-term debt classified as current includes $5.8 million of additional carrying amounts under SFAS 15.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

The Company is susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of June 30, 2006, the Company did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. The Company’s earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 23.7% of the Company’s operating expenses in the first six months of 2006. A one-cent change in the average cost of aircraft fuel would impact the Company’s aircraft fuel expense by approximately $82,000 annually, based upon fuel consumption in the first six months of 2006.

Interest Rates

The Company’s operations are very capital intensive because the vast majority of the Company’s assets consist of flight equipment, which is long-lived. As a result, the degree of the Company’s exposure to the market risk that is associated with changes in interest rates is directly related to the Company’s outstanding debt obligations. The Company’s cash flow is negatively impacted by increases in interest rates because a significant portion of the Company’s long-term debt is financed with variable interest rates. Increases in interest rates also negatively impact the fair value of the Company’s debt obligations that carry fixed rates of interest. A 1% increase in interest rates with respect to the Company’s variable rate debt obligations would increase annual interest cost by approximately $570,000 based on June 30, 2006 balances.

Due to the amortization of the SFAS 15 amounts on the Company’s restructured debt obligations to Raytheon, the Company’s interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During the first six months of 2006, the Company’s contractual interest expense for all long-term debt obligations was $2.9 million. In accordance with procedures set forth in SFAS 15, the Company amortized $1.1 million of the SFAS 15 balances. As a result, the Company’s net interest expense on long-term debt obligations, as reflected on the financial statements, was $1.8 million on June 30, 2006.

Item 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(f)) that is designed to provide reasonable assurance that information that is required to be disclosed is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC.

During the Company’s most recent fiscal quarter, there has been no change in its internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

During the first six months of 2006, the Company was in default on the following indebtedness:

Raytheon Aircraft Credit Corporation. As of June 30, 2006, the Company was in arrears on payments of principal and interest on debt financing provided by Raytheon Aircraft Credit Corporation (Raytheon) under the Company’s 2002 Restructuring Agreement with Raytheon in the amount of $13.3 million.

Boeing Capital Corporation. As of June 30, 2006, the Company was in arrears on its aircraft rental obligations under two aircraft leases with Boeing Capital Corporation (Boeing) in the aggregate amount of $7.8 million. The Company has also recorded a liability to Boeing in the amount of $1.5 million for accrued penalty interest on the missed lease payments.

CIT Group. As of June 30, 2006, the Company was in arrears on payments of principal due under the terms of its Amended Note payable to CIT Group for the financing of three of the Company’s Embraer Brasilia aircraft in the amount of $1.3 million. The total principal amount owed to CIT Group is $3.0 million, which is collateralized by three Embraer EMB-120ER aircraft.

See Note 5, to the Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

Item 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

10.2	1993 Director Stock Option Plan. (1)

10.3	Great Lakes Aviation, Ltd. Employee Stock Purchase Plan. (1)

10.4	Restructuring Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.5	Group A Return Conditions Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.6	Form of Promissory Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.7	Form of Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.8	Form of First Amendment to Lease Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.9	Deferral Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.10	Senior Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.11	Subordinated Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.12	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.13	Fourth Amendment to Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.14	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Credit Corporation and the Company. (2)

10.15	Form of Lockup Agreement, dated December 31, 2002. (2)

10.16	Settlement Agreement and Covenant Not to Execute, dated August 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.17	Deferral Agreement, dated November 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.18	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

10.19	Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

10.20	Letter Agreement, dated April 11, 2003, by and between Boeing Capital Corporation and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (2)

10.21	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (3)

10.22	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (3)

10.23	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.24	Term Cost PlanTM Agreement dated April 1, 2004 by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material (5)

10.25	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (5)

10.26	Installment Payment Agreement between the Company and the United States Department of Homeland Security Transportation Security Administration dated August 11, 2004. (6)

10.27	Term Cost PlanTM Agreement by and between Pratt & Whitney Canada Corp. and the Company dated July 19, 2006. Filed herewith. Portions of this Exhibit have been excluded from the publicly available document, and an application requesting confidential treatment of the excluded material has been filed with the SEC.

14	Code of Ethics. Available on the Company’s web site.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 0-23224)

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23324)

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. (File No. 0-23224)

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. (File No. 0-23224)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: August 14, 2006	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

27.1	Term Cost PlanTM Agreement by and between Pratt & Whitney Canada Corp. and the Company dated July 19, 2006. Filed herewith. Portions of this Exhibit have been excluded from the publicly available document, and an application requesting confidential treatment of the excluded material has been filed with the SEC.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

E-1