Form 10-Q
period 2006-09-30
GREAT LAKES AVIATION LTD
filed 2006-11-14
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2006, 14,071,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

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

(ii)	re-negotiate the Company’s debt and lease obligations to a level that the Company can reasonably service, based upon the Company’s current and projected cash flows;

3)	the acceleration of the Company’s debt obligations with Raytheon Aircraft Credit Corporation or lease obligations with Boeing Capital Corporation that would force the Company to seek legal protection or discontinue operations;

4)	the effect of general economic conditions on business and leisure travel;

5)	the incidence of domestic and international terrorism and military actions;

6)	the incidence of pandemic diseases, storms, and other natural disasters;

7)	the level of passenger confidence in the safety of air travel;

8)	the volatility and level of fuel costs;

9)	seasonality of passenger traffic;

10)	the receipt of economically sufficient Essential Air Service subsidies;

11)	increases in insurance and security expenses;

12)	the possibility of increased competition from other air carriers (including United and Frontier) and from ground transportation; and

13)	the level of regulatory and environmental costs.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and the Company does not undertake to update any forward-looking statements except as required by law in the normal course of its public disclosure practices.

Item 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash	$1,887,299	$1,907,357
Accounts receivable, net of allowance of $10,000, at September 30, 2006 and December 31, 2005	5,810,495	5,065,753
Other receivable (Note 7)	1,031,499	—
Inventories	1,497,566	1,921,514
Prepaid expenses and other current assets	97,451	981,413

Total current assets	10,324,310	9,876,037

Property and equipment:
Flight equipment	111,218,044	111,112,718
Other property and equipment	8,747,673	8,583,983
Less accumulated depreciation and amortization	(49,083,880)	(44,869,392)

Total property and equipment	70,881,837	74,827,309

Other assets	950,461	1,775,477

Total assets	$82,156,608	$86,478,823

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable and current maturities of long-term debt	$18,983,864	$16,391,173
Long-term debt classified as current	53,012,705	62,512,503
Accounts payable (Note 8)	3,723,024	7,267,480
Accrued interest, unearned revenue and other liabilities	11,301,125	10,313,208
Deferred lease payments	9,024,340	8,276,224

Total current liabilities	96,045,058	104,760,588

Deferred credits	234,494	269,622
Stockholders’ deficit:
Common stock, $0.01 par value.	140,720	140,720
Authorized: 50,000,000 shares
Issued and outstanding: 14,071,970 at September 30, 2006 and at December 31, 2005
Paid-in capital	33,468,644	33,468,644
Accumulated deficit	(47,732,308)	(52,160,751)

Total stockholders’ deficit	(14,122,944)	(18,551,387)
Commitments and Contingencies (Note 6 and 10)

Total liabilities and stockholders’ deficit	$82,156,608	$86,478,823

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2006 and September 30, 2005

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Revenues:
Passenger	$17,094,879	$14,458,699	$46,390,518	$38,816,296
Public service	6,058,574	6,223,579	18,190,762	15,949,253
Freight, charter, and other	388,730	360,652	1,066,814	849,845

Total operating revenues	23,542,183	21,042,930	65,648,094	55,615,394

Operating expenses:
Salaries, wages, and benefits	5,458,933	5,096,726	15,505,824	15,347,018
Aircraft fuel	5,356,672	4,715,447	15,010,556	12,119,693
Aircraft maintenance, materials, and repairs	2,114,511	3,757,637	9,393,595	8,096,045
Depreciation and amortization	1,430,619	1,544,621	4,330,230	4,848,100
Aircraft rental	440,397	323,007	1,321,191	1,203,801
Other rentals and landing fees	788,083	612,890	3,111,805	2,939,390
Other operating expenses	3,460,203	3,137,664	11,079,926	9,916,446

Total operating expenses	19,049,418	19,187,992	59,753,127	54,470,493

Operating income	4,492,765	1,854,938	5,894,967	1,144,901
Other income (expense):
Interest expense, net	(823,844)	(994,729)	(2,622,209)	(2,287,961)
Net gain on disposal of assets	0	483,651	0	483,651
Gain on extinguishment of debt	1,155,685	374,236	1,155,685	559,899

Net income/(loss)	$4,824,606	$1,718,096	$4,428,443	$(99,510)

Net income (loss) per share:
Basic	$0.34	$0.12	$0.31	$(0.01)
Diluted	$0.34	$0.12	$0.31	$(0.01)

Weighted average shares outstanding:
Basic	14,071,970	14,071,970	14,071,970	14,071,970
Diluted	14,378,018	14,286,101	14,355,633	14,071,970

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$4,428,443	$(99,510)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	4,330,230	4,848,100
Loss on write-off of obsolete parts inventory	43,854	124,326
Gain on disposition of assets	0	(483,651)
Gain on extinguishment of debt	(1,155,685)	(559,899)
Change in current operating items:
Increase in accounts receivable	(855,152)	(713,583)
(Increase)/Decrease in inventories	396,948	(112,518)
Decrease in prepaid expenses and other current assets	598,426	585,308
Decrease in accounts payable	(3,544,456)	(1,044,077)
Increase/(Decrease) in accrued liabilities and unearned revenue	(173,564)	738,628
Increase in deferred lease payments	748,116	816,726

Net cash provided by operating activities	4,817,160	4,099,850

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(401,613)	(758,538)
Decrease in other assets	0	22,963

Net cash flows used in investing activities	(401,613)	(735,575)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(4,435,605)	(3,483,606)

Net cash used in financing activities	(4,435,605)	(3,483,606)

NET DECREASE IN CASH	(20,058)	(119,331)

Cash
Beginning of period	1,907,357	1,111,375

End of period	$1,887,299	$992,044

Supplementary cash flow information:
Cash paid during the period for interest	$3,782,784	$2,325,035

Non-cash transactions:
Extinguishment of outstanding debt principal on aircraft returned to Raytheon	$0	$13,152,979
Decrease in accounts payable from engine sales	$0	$585,000

See accompanying notes to financial statements.

Great Lakes Aviation, LTD.

Notes to Financial Statements

September 30, 2006

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

Our financial statements have been prepared assuming we will continue as a going concern. During the first nine months of 2006, the Company was unable to make the full monthly payments due under the Company’s outstanding aircraft debt and lease obligations. As of September 30, 2006, the Company was in arrears with respect to the Company’s debt obligations with Raytheon Aircraft Credit Corporation (Raytheon) and lease obligations with Boeing Capital Corporation (Boeing). The Company does not believe that it will be able to generate sufficient cash flows to satisfy the outstanding arrearages or regain compliance with the Company’s aircraft debt and lease agreements during the remainder of 2006. In the event that the Company is unable to (i) satisfy the outstanding arrearages, negotiate terms for restructuring the arrearages, or obtain alternate debt and lease financing, and (ii) make payments on all debt and lease obligations in a timely manner, the Company is at risk that one or more of the Company’s debt obligations will be accelerated, thereby forcing the Company to seek legal protection from its creditors or discontinue operations. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

NOTE 2. Stock Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and revises guidance in Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, or SFAS 123. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards.

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

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Plans in accordance with the recognition and measurement provisions of APB No. 25 and related Interpretations, as permitted by SFAS

123. Share-based employee compensation expense was not recognized in the Company’s statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Financial Statements. Stock-based compensation related to non-employees granted was accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

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

For the nine month period ended September 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25 and elected the pro-forma disclosure option under SFAS 123. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123, as amended by SFAS 148, our net loss and net loss per share would have been reduced by less than $1,000 and there would be no impact on net loss per share. There were no stock options granted during the nine month period ending September 30, 2005.

During the nine month period ended September 30, 2006, there were no options granted, exercised, cancelled, or forfeited. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record the value of such deductions to additional paid in capital when realized. There are no shares available for grant under the Plans as of September 30, 2006. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2006 was $357,415. There was no unrecognized compensation cost from unvested stock options as of January 1, 2006.

Stock options outstanding and currently exercisable at September 30, 2006 were as follows:

Options Outstanding and Exercisable

Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price
$0.31 - $0.40	410,000	6.2	$0.40
$1.06 - $1.41	40,000	3.5	$1.21
$2.75	120,000	1.8	$2.75

	570,000	5.2	$0.95

NOTE 3. Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure associated with certain aspects of recognition and measurement related to accounting for income taxes. The Company has not yet determined the impact, if any, that FIN 48 will have on its financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application of the statement is encouraged. Generally, this statement will be applied prospectively. The Company has not yet determined the impact, if any, that SFAS 157 will have on its financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. EITF 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements.

NOTE 4. Aircraft

As of September 30, 2006, the Company’s fleet consisted of 25 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model EMB-120ER 30-passenger aircraft.

The following table presents a summary of the Company’s aircraft as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia
Owned	25	4	25	4
Operating leases	—	2	—	2

	25	6	25	6
Leased to another carrier	(2)	—	(2)	—

Available for operations	23	6	23	6

In February 2005, the Company leased two Beechcraft 1900D aircraft to another air carrier pursuant to leases with terms that were extended to October 19, 2006. The leases have expired and the aircraft will be deployed to service the Company’s current operations.

Note 5. Earnings (loss) per share

The following table shows the computation of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator:
Net profit (loss)	$4,824,606	$1,718,096	$4,428,443	$(99,510)
Denominator:
Weighted average shares outstanding, basic	14,071,970	14,071,970	14,071,970	14,071,970
Dilutive effect of employee stock options	306,048	214,131	283,663	0

Weighted average shares outstanding, diluted	14,378,018	14,286,101	14,355,633	14,071,970

Income (loss) per share, basic	$0.34	$0.12	$0.31	$(0.01)
Income (loss) per share, diluted	$0.34	$0.12	$0.31	$(0.01)

For the nine months ended September 30, 2005, outstanding options of 570,000 were excluded from the calculation of net loss per diluted common share because the effect would have been anti-dilutive. For the three months ended September 30, 2005, outstanding options of 170,000 were excluded from the calculation of net income per diluted common share because the effect would have been anti-dilutive.

For the nine months ended September 30, 2006, outstanding options of 140,000 were excluded from the calculation of net income per diluted common share because the effect would have been anti-dilutive. For the three months ended September 30, 2006, outstanding options of 120,000 were excluded from the calculation of net income per diluted common share because the effect would have been anti-dilutive.

NOTE 6. Notes Payable and Long-Term Debt

At September 30, 2006, the Company was in arrears with respect to the Company’s debt with Raytheon and the Company’s lease obligations with Boeing. Furthermore, the Company does not believe that it will be able to generate sufficient cash flows to satisfy the outstanding arrearages or regain compliance without restructuring these obligations. Therefore, the amounts of the Company’s long-term debt that would otherwise be contractually due and payable after one year are reflected on the Company’s balance sheets as “long-term debt classified as current.”

Since entering into the Restructuring Agreement with Raytheon in December 2002, the Company has been in ongoing negotiations with Raytheon to amend its debt terms to accommodate changes in fare levels, competition, and the changing strategies of its code sharing partners.

On April 27, 2005, Boeing gave the Company a notice of default under its lease agreements, pursuant to which the Company leases two Embraer EMB-120ER aircraft, and directed the Company to pay Boeing, within five days, all amounts currently owing under those agreements. The notice stated that failure to do so would cause Boeing to exercise other rights as it deems appropriate. At September 30, 2006, the total amount due under the leases, including installments and penalty interest, was $9.8 million.

On September 28, 2006 the Company extinguished it’s debt obligation with CIT Group (CIT) for the financing of three of the Company’s Embraer Brasilia aircraft by making a cash payment of $2.1 million. During the first nine months of 2006, the Company made payments of principal and interest on the CIT debt obligation in the amount of $2.7 million. As a result of the extinguishment of debt with CIT the Company has realized a one-time gain of $1.1 million.

On November 1, 2003, an operating lease between the Company and FINOVA Capital Corporation (FINOVA) for an Embraer Brasilia Model 120 aircraft (the FINOVA Lease) terminated by its own terms. In January 2004, the Company returned the Embraer Brasilia aircraft to FINOVA. The Company remained liable for all outstanding lease obligations, together with accrued penalty interest, that were due and payable under the terms of the FINOVA Lease. During the first nine months of 2006, the Company made $0.1 million in payments against the balance of the outstanding lease obligations. As of September 30, 2006, the aggregate amount of outstanding lease obligations and accrued penalty interest owed by the Company under the FINOVA Lease was $1.4 million. The Company entered into a settlement agreement with FINOVA on October 20, 2006. The terms of the agreement allow for a reduction in the balance of the outstanding lease obligations and accrued penalty interest from $1.4 million to $850,647 for which the Company has entered into a promissory note payable in 45 equal monthly installments of $22,342, including interest, with the first payment being made October 31, 2006.

Raytheon and Boeing have a variety of remedies under the foregoing debt and lease obligations. Raytheon could, among other things, declare all unpaid principal and interest immediately due and payable and take possession of all the Beechcraft 1900D aircraft, four Embraer EMB-120ER aircraft, and other assets of the Company. Boeing could terminate the leases on two Embraer EMB-120ER aircraft and take legal action to recover the past due lease installments and related interest, as well as the stipulated loss value of the aircraft.

The Company is negotiating with Raytheon and Boeing to assure availability of sufficient aircraft and to achieve a restructuring of its obligations consistent with reasonably expected future cash flows. The Company does not know whether it will be successful in such negotiations or whether the terms of any restructuring will permit continued operations at the current level.

The amount of long-term debt classified as current also includes additional amounts of debt recorded pursuant to the provisions of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring (SFAS 15). This additional debt is being amortized as a reduction of interest expense over the remaining term of the debt.

The following table sets forth, as of September 30, 2006 and December 31, 2005, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt, the amounts of long-term debt classified as current, and the additional amounts of debt carried by the Company on its books pursuant to SFAS 15:

	September 30, 2006	December 31, 2005
Long-Term Debt:
Raytheon Aircraft Credit Corporation	$64,753,777	$66,485,046
Additional carrying value under SFAS 15	7,242,792	8,925,042
Other long-term notes	0	3,493,588

Total long-term debt	71,996,569	78,903,676

Less:
Raytheon Aircraft Credit Corporation current maturities of long term debt and additional carrying value under SFAS 15	(18,983,864)	(14,037,585)
Other current maturities of long-term debt	0	(2,353,588)

Long-term debt net of current maturities	53,012,705	62,512,503

Less:
Raytheon Aircraft Credit Corporation long-term debt reclassified as current and additional carrying value under SFAS 15	(53,012,705)	(61,372,503)
Other long-term debt reclassified as current	0	(1,140,000)

Long-term debt classified as current	(53,012,705)	(62,512,503)

Net long-term debt	$0	$0

Reduction of Debt Balances. During the first nine months of 2006, the Company made principal payments in the aggregate amount of $4.4 million against the Company’s outstanding debt balances. The extinguishment of the CIT debt obligation further reduced outstanding debt by $0.8 million. The Company also reduced the additional carrying value under SFAS 15 by $1.7 million due to the amortization of the additional carrying value, which was $8.9 million as of December 31, 2005.

NOTE 7. Other Receivable

The other receivable balance at September 30, 2006 of $1,031,499 represents the final receivable for overpayment of excise taxes, including interest, which was previously included as $829,017 December 31, 2005 as other assets. This amount was recorded as an other receivable as the amount had been finalized. This full amount was collected in October 2006.

NOTE 8. Accounts Payable

The components of accounts payable were as follows:

	September 30, 2006	December 31, 2005
Trade accounts payable	$437,690	$1,363,715
Transportation Security Administration obligations	748,438	1,353,737
Term Cost Plan obligations	1,952,968	3,158,094
United obligations	0	779,262
Other accounts payable	583,928	612,672

	$3,723,024	$7,267,480

Accounts payable at September 30, 2006 was $3.7 million, a decline of $3.5 million from $7.3 million at December 31, 2005. The decrease was attributable to cash payments made for employee related insurance, reduction of Transportation Security Administration obligations, reduction of Term Cost PlanTM Agreement (the FMP contract) obligations and reduction of United obligations. Further reductions were attributable to the restructuring of the FMP contract and the receipt of credits for annual rate adjustments at Denver International Airport.

In July 2006 the Company amended the FMP contract to extend its term to June 30, 2011, to reduce the hourly rate the Company pays per flight hour, and to adjust the number of flight hours to the reflect the Company’s current level of operations. Monthly amounts to be paid by the Company will be based on the total number of Beechcraft 1900D engine operating hours at a fixed contractual rate. The contractual rate per flight hour is subject to annual fixed increases throughout the term of the contract and the Company is recognizing this expense at a level rate throughout the term of the contract. The Company expects to reduce its expense under the FMP contract by approximately 15%. Since the FMP contract amendment reduced hourly rates retroactively to July 1, 2005, the Company reflected a change in estimate and recorded an adjustment of $582,234 for the renegotiated rate which reduced the corresponding balance payable to Pratt & Whitney Canada Corp (P&WC) and maintenance expense during the third quarter ending September 30, 2006.

NOTE 9. Related Parties

As of September 30, 2006, Raytheon owned 5,371,980 shares of Common Stock of the Company, representing an approximate 38.2% interest in the Company’s outstanding Common Stock. The Company acquires various aircraft parts from Raytheon for maintenance. Total payments for the various aircraft parts were $850,000 for the nine months ending September 30, 2006. As of September 30, 2006, Douglas G. Voss, the Company’s Chairman and major shareholder, was the beneficial owner of 5,879,245 shares of Common Stock, which includes 300,000 shares of Common Stock subject to currently exercisable options and represents 40.9% of the outstanding Common Stock of the Company. Accordingly, Mr. Voss and Raytheon are in a position to control the management and affairs of the Company.

NOTE 10. Commitments and Contingencies

(a) Litigation. The Company is a party to legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

(b) Union Agreements. The Company’s pilots are represented by the International Brotherhood of Teamsters (IBT). The Company’s labor agreement with the pilots became amendable on October 30, 2000. In May 2006, the Company and the IBT agreed to binding arbitration to achieve a new three year labor agreement. On September 16, 2006, the arbitrator ruled on terms that resulted in a new labor agreement that will not become amendable until September 16, 2009.

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

(d) Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for periods beginning as of October 1 and ending as of September 30 for each of the designated time periods:

	2007	2008-2009	2010-2011	After 2011	Total
Long-term debt	$17,018,317	$21,327,816	$14,873,457	$11,534,187	$64,753,777
SFAS 15 amounts	1,965,547	3,013,501	1,807,745	455,999	7,242,792

Total debt	18,983,864	24,341,317	16,681,202	11,990,186	71,996,569
Aircraft operating lease obligations	1,741,488	3,482,976	3,482,976	2,321,984	11,029,424

Total Obligations	$20,725,352	$27,824,293	$20,164,178	$14,312,170	$83,025,993

NOTE 11. Subsequent Events – FINOVA Capital Corporation

On October 20, 2006 the Company entered into a settlement agreement with FINOVA to restructure outstanding obligations. The terms of the agreement allow for a reduction in the balance of the outstanding lease obligations and accrued penalty interest from $1.4 million to $850,647 for which the Company has entered into a promissory note payable in 45 equal monthly installments of $22,342, including interest, with the first payment being made October 31, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Air Lines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of September 30, 2006, the Company was providing scheduled passenger service at 38 airports in nine states with a fleet of Embraer EMB-120 Brasilias and Raytheon/Beech 1900D regional airliners. A total of 192 weekday flights are scheduled daily, including 144 flights at Denver, eight flights at Albuquerque, and 20 flights at Phoenix. All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code-share agreements with United Airlines and Frontier Airlines at the Denver International Airport and Phoenix International Airport hubs. See Note 1 to the Financial Statements for a discussion of liquidity and the Company’s ability to continue as a going concern.

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

Current Year Developments

Essential Air Service Contracts. As of September 30, 2006, the Company provided essential air service to 26 communities that maintain eligibility in the U.S. Department of Transportation Essential Air Service Program and scheduled air service to Sierra Vista, AZ with the assistance of a grant awarded to the Arizona Department of Transportation provided by the DOT Small Community Air Service Development Program.

The Company is currently involved in the active bidding process with the U.S. Department of Transportation for the renewal of a Essential Air Service contract to provide scheduled air service to Dickinson, ND. In July 2006 the Company began serving Pierre, SD on a subsidy-free basis. On October 1, 2006, the Company began serving Rock Springs, WY and Riverton, WY on a subsidy-free basis. The Company was awarded Essential Air Service contracts for Brookings, SD and Huron, SD, which were implemented on October 29, 2006. The Company was not awarded renewed Essential Air Service contracts for Grand Island, NE and McCook, NE; however, the Company continued to service those markets on a subsidized basis through October 29, 2006, at which time the service was transitioned to another carrier.

On August 1, 2006, the U.S. Department of Transportation issued a final order terminating Essential Air Service subsidy eligibility of Enid and Ponca City, OK. As a result, the Company suspended service to these communities effective September 1, 2006.

Other Essential Air Service Matters. The DOT is required to reimburse subsidized carriers for increases in costs in excess of 10% over those used in determining the subsidy award. Fuel costs have increased beyond the 10% threshold; however, the amount of actual recovery of such costs, if any, is unknown.

Other Public Air Service Matters. The Company initiated daily scheduled air service to Aberdeen, SD from Denver International Airport effective October 29, 2006, funding guarantees provided under the Small Community Air Service Development Grant Program to the city of Aberdeen, SD.

Events Related to the Engine Maintenance Program Subsequent to June 30, 2006. In April 2004, the Company entered into a five-year FMP contract with P&WC under which P&WC supplies the Company with certain engine maintenance services under a Fleet Management ProgramTM. The Company entered into the FMP contract to comply with certain aircraft maintenance requirements that are set forth in the Raytheon Restructuring Agreement.

In July 2006 the Company amended the FMP contract to extend its term to June 30, 2011, to reduce the hourly rate the Company pays per flight hour, and to adjust the number of flight hours to the reflect the Company’s current level of operations. Monthly amounts to be paid by the Company will be based on the total number of Beechcraft 1900D engine operating hours at a fixed contractual rate. The contractual rate per flight hour is subject to annual fixed increases throughout the term of the contract and the Company is recognizing this expense at a level rate throughout the term of the contract. The Company expects to reduce its expense under the FMP contract by approximately 15%. Since the FMP contract amendment reduced hourly rates retroactively to July 1, 2005, the Company reflected a change in estimate and recorded an adjustment of $582,234 for the renegotiated which reduced the corresponding balance payable to P&WC and maintenance expense during the third quarter ending September 30, 2006.

Expiration of Aircraft Leases. Subsequent to September 30, 2006, the lease of two Beechcraft 1900D aircraft to another air carrier expired and were returned to the Company.

Results of Operations for the Three Months Ended September 30, 2006 and 2005.

The following table sets forth certain financial information regarding the Company’s results of operations for the three months ended September 30, 2006 and 2005.

Statement of Operations Data

(dollars in thousands)

	For the Three Months Ended September 30,
	2006				2005
	Amount	Cents per ASM		% Increase (decrease) from 2005	Amount	Cents per ASM
	(in thousands)				(in thousands)
Operating revenues
Passenger	$17,095	23.3	¢	18.2%	$14,459	19.5	¢
Public service	6,059	8.3		(2.6)	6,223	8.4
Other	389	0.5		7.8	361	0.5

Total operating revenues	23,543	32.1		11.9	21,043	28.3

Salaries, wages, and benefits	5,459	7.4		7.1	5,097	6.9
Aircraft fuel	5,357	7.3		13.6	4,715	6.4
Aircraft maintenance materials and component repairs	2,114	2.9		(43.7)	3,758	5.1
Depreciation and amortization	1,431	1.9		(7.4)	1,545	2.1
Aircraft rental	440	0.6		36.2	323	0.4
Other rentals and landing fees	788	1.1		28.8	612	0.8
Other operating expense	3,460	4.7		10.3	3,138	4.2

Total operating expenses	19,049	25.9		(0.7)	19,188	25.8

Operating income	4,493	6.1		142.2	1,855	2.5
Interest expense, net	(824)	(1.1)		(17.2)	(995)	(1.3)
Gain on disposal of assets	0	0.0		(100.0)	484	0.7
Gain on extinguishment of debt	1,156	1.6		209.1	374	0.5

Net income	$4,825	6.6	¢	180.8%	$1,718	2.3	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the three months ended September 30, 2006 and 2005.

	September 30, 2006		Increase/ (decrease) from 2005	September 30, 2005
Selected Operating Data:
Available seat miles (in thousands) (1)	73,424		-1.1%	74,232
Revenue passenger miles (in thousands) (2)	35,734		15.8%	30,849
Revenue passengers carried	138,236		18.0%	117,131
Departures flown	15,955		-2.3%	16,329
Passenger load factor (3)	48.7%		17.1%	41.6%
Average yield per revenue passenger mile (4)	47.8	¢	1.9%	46.9	¢
Revenue per available seat mile (5)	32.1	¢	13.4%	28.3	¢
Cost per available seat mile (6)	25.9	¢	-0.4%	26.0	¢
Average passenger fare (7)	$123.67		0.2%	$123.44
Average passenger trip length (miles) (8)	259		-1.5%	263
Average cost per gallon of fuel	$2.55		12.8%	$2.26

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” or “RASM” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Third Quarter 2006 to Third Quarter 2005

Passenger Revenues. Passenger revenues were $17.1 million in the third quarter of 2006, an increase of 18.2% from $14.5 million in the third quarter of 2005. The $2.6 million increase in passenger revenues is primarily attributable to a 15.8% increase in revenue passenger miles during the third quarter of 2006 and a 1.9% increase in average yield. The Company’s available seat miles (ASMs) for the third quarter of 2006 decreased 1.1% from the ASMs for the third quarter of 2005 as a result of an decrease in the number of regularly scheduled flights.

Public Service Revenues. At September 30, 2006, the Company served 26 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Public service revenues collected through the Essential Air Service Program decreased 2.7% to $6.1 million during the third quarter of 2006, as compared to $6.2 million during the third quarter of 2005. The decrease in public service revenue was due primarily to a decrease in the number of communities served by the Company under the Essential Air Service Program. The Company began serving Pierre, SD on a subsidy-free basis in July 2006 and discontinued service to Enid and Ponca City, OK in September 2006. Service was initiated in Pueblo, CO in December 2005.

Other Revenues. Other revenues were $0.4 million during the third quarter of 2006, an increase of 7.8% from the third quarter of 2005. The 7.8% increase was primarily due to rental income from the lease of two Beechcraft 1900D aircraft to another carrier.

Operating Expenses. Total operating expenses were $19.0 million, or 25.9 cents per ASM, in the third quarter of 2006, as compared to $19.2 million, or 25.8 cents per ASM, in the third quarter of 2005.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $5.5 million in the third quarter of 2006, an increase of 7.1% from $5.1 million in the third quarter of 2005. The increase in salaries, wages, and benefits is primarily attributable to the increased cost of employee-related insurance, along with a one time payment of $89,039 to the Company’s pilots as part of a new three year labor agreement.

Aircraft Fuel Expense. Aircraft fuel expense and into-plane expense was $5.4 million, or 7.3 cents per ASM, in the third quarter of 2006. In comparison, the Company’s aircraft fuel expense and into-plane expense for the third quarter of 2005 was $4.7 million, or 6.4 cents per ASM. The 13.6% increase in aircraft fuel expense is attributable to a 12.8% increase in the average cost of fuel per gallon. This increase was partially offset by a 1.9% decrease in consumption as the result of a 1.1% decrease in available seat miles.

The average cost of fuel increased from $2.26 per gallon in the third quarter of 2005 to $2.55 per gallon in the third quarter of 2006. The effect of a $0.29 increase in cost per gallon was an increase in total cost of $0.6 million in the third quarter 2006 from price changes only. At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease the Company’s fuel expense by approximately $79,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $2.1 million during the third quarter of 2006, which represented a 43.7 % decrease from $3.8 million during the third quarter of 2005. The third quarter 2006 decrease is attributable to fewer overhauled engines which are not covered under the FMP contract, fewer propeller overhauls, and $582,234 related to the restructuring of the FMP contract.

Depreciation and Amortization. Depreciation and amortization expense during the third quarter of 2006 was $1.4 million, or 1.9 cents per ASM, which was a decrease of 7.4% from $1.5 million, or 2.1 cents per ASM, in the third quarter of 2005. The decrease in depreciation and amortization expense is primarily attributable to the return of five Beechcraft 1900D aircraft to Raytheon during the later part of 2005.

Other Rentals and Landing Fees Expenses. Other rentals and landing fees expenses were $0.8 million, or 1.1 cents per ASM, during the third quarter of 2006, an increase of 28.8% from $0.6 million, or 0.8 cents per ASM, during the third quarter of 2005. The increase in other rentals and landing fees expenses for the third quarter of 2006 occurred primarily because the Company received a lower credit for annual rate adjustments at Denver International Airport compared to a higher credit received during the third quarter of 2005.

Other Operating Expenses. Other operating expenses were $3.5 million, or 4.7 cents per ASM, during the third quarter of 2006, an increase of 10.3% from $3.1 million, or 4.2 cents per ASM, during the third quarter of 2005. In the third quarter of 2005, the Company completed an insurance audit which resulted in a credit of approximately $0.5 million.

Interest Expense. Interest expense was $0.8 million during the third quarter of 2006, a decrease of 17.2% from $1.0 million during the third quarter of 2005. The decrease was primarily the result of a reduction of interest on lower balances and interest received on the other receivable.

Gain on disposal of assets. During the third quarter of 2005, the Company recognized a $0.5 million gain on the sale of two spare Pratt & Whitney PT6A-67D engines.

Gain on Extinguishment of Debt. During the third quarter of 2006, the Company recognized a $1.1 million gain on the settlement and extinguishment of debt on three Embraer Brasilia aircraft financed by CIT. During the third quarter of 2005, the Company recognized a $0.4 million gain on extinguishment of debt as a result of the return of four debt-financed Beechcraft 1900D aircraft to Raytheon.

Income Tax Expense (Benefit). As of September 30, 2006, the Company has reviewed its net deferred tax assets and has not recognized the potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. In making this assessment, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management has fully reserved the net deferred tax asset at September 30, 2006.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005.

The following table sets forth certain financial information regarding the Company’s results of operations for the nine months ended September 30, 2006 and 2005.

Statement of Operations Data

(dollars in thousands)

	For the Nine Months Ended September 30,
	2006				2005
	Amount	Cents per ASM		% Increase (decrease) from 2005	Amount	Cents per ASM
	(in thousands)				(in thousands)
Operating revenues
Passenger	$46,390	21.5	¢	19.5%	$38,816	18.5	¢
Public service	18,191	8.4		14.1	15,949	7.6
Other	1,067	0.5		25.5	850	0.4

Total operating revenues	65,648	30.5		18.0	55,615	26.5

Salaries, wages, and benefits	15,506	7.2		1.0	15,347	7.3
Aircraft fuel	15,011	7.0		23.9	12,120	5.8
Aircraft maintenance materials and component repairs	9,394	4.4		16.0	8,096	3.9
Depreciation and amortization	4,330	2.0		(10.7)	4,848	2.3
Aircraft rental	1,321	0.6		9.7	1,204	0.6
Other rentals and landing fees	3,112	1.4		5.9	2,939	1.4
Other operating expense	11,080	5.1		11.7	9,916	4.7

Total operating expenses	59,754	27.7		9.7	54,470	26.0

Operating income	5,894	2.7		414.8	1,145	0.5
Interest expense, net	(2,622)	(1.2)		14.6	(2,288)	(1.1)
Gain on disposal of assets	0	0.0		(100.0)	484	0.2
Gain on extinguishment of debt	1,156	0.5		106.4	560	0.3

Net income (loss)	$4,428	2.1	¢	%	$(99)	0.0	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the nine months ended September 30, 2006 and 2005.

	September 30, 2006		Increase/ (decrease) from 2005	September 30, 2005
Selected Operating Data:
Available seat miles (in thousands) (1)	215,378		2.6%	209,995
Revenue passenger miles (in thousands) (2)	98,808		13.3%	87,240
Revenue passengers carried	378,803		15.5%	327,959
Departures flown	47,008		5.2%	44,675
Passenger load factor (3)	45.9%		10.6%	41.5%
Average yield per revenue passenger mile (4)	46.9	¢	5.4%	44.5	¢
Revenue per available seat mile (5)	30.5	¢	15.1%	26.5	¢
Cost per available seat mile (6)	27.7	¢	6.5%	26.0	¢
Average passenger fare (7)	$122.47		3.5%	$118.36
Average passenger trip length (miles) (8)	261		-1.9%	266
Average cost per gallon of fuel	$2.45		20.7%	$2.03

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” or “RASM” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Nine Months 2006 to First Nine Months 2005

Passenger Revenues. Passenger revenues were $46.4 million in the first nine months of 2006, an increase of 19.5% from $38.8 million in the first nine months of 2005. The $7.6 million increase in passenger revenues is primarily attributable to a 13.3% increase in revenue passenger miles during the first nine months of 2006 and a 5.4% increase in average yield, mostly attributable to increased average passenger fares. The Company’s available seat miles (ASMs) for the first nine months of 2006 increased 2.6% compared to ASMs in the first nine months of 2005, as a result of an increase in the number of regularly scheduled flights and increased utilization of Embraer Brasilia aircraft.

Public Service Revenues. At September 30, 2006, the Company served 26 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Public service revenues collected through the Essential Air Service Program increased 14.1% to $18.2 million during the first nine months of 2006, as compared to $15.9 million during the first nine months of 2005. The increase in public service revenues was primarily due to an increase in the number of communities served by the Company under the Essential Air Service Program. During 2005, the company initiated service to Kingman, Prescott, Show Low and Sierra Vista, AZ; Pueblo, CO, Ponca City and Enid, OK and Silver City and Clovis, NM. In July 2006 the Company began serving Pierre, SD on a subsidy-free basis. The Company discontinued service to Sheridan, WY in April 2005, as well as, Enid and Ponca City, OK in September 2006.

Other Revenues. Other revenues were $1.1 million during the first nine months of 2006, an increase of 25.5% from the first nine months of 2005. The 25.5% increase is mostly attributable to rental income from the lease of two Beechcraft 1900D aircraft.

Operating Expenses. Total operating expenses were $59.8 million, or 27.7 cents per ASM, in the first nine months of 2006, as compared to $54.5 million, or 26.0 cents per ASM, in the first nine months of 2005.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $15.5 million in the first nine months of 2006, an increase of 1.0% from $15.3 million in the first nine months of 2005. The increase in salaries, wages, and benefits is primarily attributable to increases resulting from additional cities served and wages attributable to increased ASMs, along with a one time payment of $89,039 to the Company’s pilots as part of a new three year labor agreement.

Aircraft Fuel Expense. Aircraft fuel expense and into-plane expense was $15.0 million, or 7.0 cents per ASM, in the first nine months of 2006. In comparison, the Company’s aircraft fuel expense and into-plane expense for the first nine months of 2005 was $12.1 million, or 5.8 cents per ASM. The 23.9% increase in the Company’s aircraft fuel expense is attributable to a 20.7% increase in the average cost of fuel per gallon and a 1.3% increase in consumption as the result of a 2.6% increase in available seat miles.

The average cost of fuel increased to $2.45 per gallon in the first nine months of 2006 from $2.03 per gallon in the first nine months of 2005. The effect of the $0.42 increase in cost per gallon was an increase in total cost of $2.6 million in the first nine months of 2006 from price changes only. At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease the Company’s fuel expense by approximately $79,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $9.4 million during the first nine months of 2006, which was a 16.0% increase from $8.1 million during the first nine months of 2005. The increase is attributable to the installation of overhauled engines not included in the FMP contract, propeller overhauls, and major aircraft inspections. These increases were partially offset by reduction of $582,234 related to the restructuring of the FMP contract.

Depreciation and Amortization. Depreciation and amortization expense during the first nine months of 2006 was $4.3 million, or 2.0 cents per ASM, which was a decrease of 10.7% from $4.8 million, or 2.3 cents per ASM, in the first nine months of 2005. The decrease in depreciation and amortization expense is primarily attributable to the return of five surplus Beechcraft 1900D aircraft to Raytheon during the first nine months of 2005.

Other Rentals and Landing Fees Expenses. Other rentals and landing fees expenses were $3.1 million, or 1.4 cents per ASM, during the first nine months of 2006, an increase of $0.2 million from $2.9 million, or 1.4 cents per ASM, during the first nine months of 2005. The increase in other rentals and landing fees expenses for the first nine months of 2006 occurred primarily because the Company received a lower reimbursement of the annual rate adjustments from Denver International Airport than the reimbursement it received during the first nine months of 2005.

Other Operating Expenses. Other operating expenses were $11.1 million, or 5.1 cents per ASM, during the first nine months of 2006, an increase of 11.7% from $9.9 million, or 4.7 cents per ASM, during the first nine months of 2005. The increase in other operating expenses is primarily due to an increase of approximately $322,000 in pilot training and associated lodging expenses as a result of an increase in the number of pilots, which was necessary to support the Company’s increased operations. Other increases include approximately $324,000 for passenger booking fees, $181,000 for legal and professional fees, and $337,000 for other expenses resulting from increased operations.

Interest Expense. Interest expense was $2.6 million during the first nine months of 2006, an increase of 14.6% from $2.3 million during the first nine months of 2005. The increase was primarily the result of a reduced credit for interest against restructured Raytheon debt in accordance with SFAS 15. These increases were partially offset by interest on lower principal balances and interest received on the other receivable.

Gain on disposal of assets. During the first nine months of 2005, the Company recognized a $0.5 million gain on the sale of two spare Pratt & Whitney PT6A-67D engines.

Gain on Extinguishment of Debt. During the first nine months of 2006, the Company recognized a $1.1 million gain on the extinguishment of CIT debt. During the first nine months of 2005, the Company recognized a $0.6 million gain on extinguishment of Raytheon debt.

Income Tax Expense (Benefit). As of September 30, 2006, the Company has reviewed its net deferred tax assets and has not recognized the potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. In making this assessment, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management has fully reserved the net deferred tax asset at September 30, 2006.

Liquidity and Capital Resources

Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for periods beginning as of October 1 and ending as of September 30 for each of the designated time periods:

	2007	2008-2009	2010-2011	After 2011	Total
Long-term debt	$17,018,317	$21,327,816	$14,873,457	$11,534,187	$64,753,777
SFAS 15 amounts	1,965,547	3,013,501	1,807,745	455,999	7,242,792

Total debt	18,983,864	24,341,317	16,681,202	11,990,186	71,996,569
Aircraft lease obligations	1,741,488	3,482,976	3,482,976	2,321,984	11,029,424

Total Obligations	$20,725,352	$27,824,293	$20,164,178	$14,312,170	$83,025,993

Sources and Uses of Cash. As of September 30, 2006, the Company’s cash balance was $1.9 million, approximately the same as the cash balance of $1.9 million as of December 31, 2005. The Company made partial payments due to its lenders and lessors during the first nine months of 2006 totaling $8.8 million in the aggregate. At September 30, 2006, the Company was in arrears on payments due to its lenders and lessors totaling $25.6 million.

Cash Provided by Operating Activities. During the first nine months of 2006, the Company had positive cash flow from operating activities in the amount of $4.8 million. The Company generated $4.4 million of net income for the first nine months of 2006. In addition, there was depreciation and amortization expenses of $4.3 million and gain on extinguishment of debt $1.1 million. Changes in current operating items used $2.8 million of cash.

Cash Flows from Investing Activities. The Company experienced a negative cash flow of $0.4 million from investing activities, primarily due to the purchase of station equipment and replacement of aircraft rotable components.

Cash Flows from Financing Activities. With respect to cash flows from financing activities, the Company utilized $4.4 million of cash to reduce the Company’s outstanding notes payable and long-term debt balances.

As of September 30, 2006, the Company had negative working capital of $85.7 million, as compared to negative working capital of $94.9 million as of December 31, 2005. The amount of the Company’s negative working capital as of September 30, 2006 includes $53.0 million of long-term debt, which would otherwise be due after one year, that has been reclassified on the Company’s balance sheet as “long-term obligations classified as current.”

Raytheon Aircraft Credit Corporation. On December 31, 2002, the Company entered into a Restructuring Agreement with Raytheon Aircraft Credit Corporation (Raytheon) regarding lease and debt financing provided by Raytheon for the Company’s Beechcraft fleet. Throughout the first nine months of 2006, the Company did not make full scheduled payments of principal and interest on the lease and debt financing provided by Raytheon under the Restructuring Agreement. As of September 30, 2006, the aggregate amount of the arrearage for the first nine months of 2006 and all prior periods was $10.6 million. In addition, the Company was not in compliance with certain other financial covenants contained in the Restructuring Agreement.

Aircraft Debt Financing. During the first nine months of 2006, the Company made principal and interest payments of $5.0 million on 25 aircraft promissory notes (the Aircraft Debt). Such payments included the pass-through to Raytheon of rental payments that the Company received under the terms of its sublease of two Beechcraft 1900D aircraft to another airline. In accordance with procedures set forth in Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS 15), the Company accounted for the scheduled payments of interest as a reduction of the carrying value of the Aircraft Debt on the Company’s books. As of September 30, 2006, the outstanding principal amount of the Aircraft Debt was $51.8 million, while the carrying value of the Aircraft Debt on the Company’s books was $59.0 million.

Non-Aircraft Debt Financing. During the first nine months of 2006, the Company made principal payments of $0.3 million on four non-aircraft promissory notes owed by the Company to Raytheon (the Non-Aircraft Debt). As of September 30, 2006, the outstanding principal amount of the Non-Aircraft Debt was $13.0 million, which included $1.9 million of contractually deferred interest, while the carrying value of the Non-Aircraft Debt on the Company’s books was $13.0 million.

Since entering into the Restructuring Agreement with Raytheon in December 2002, the Company has been in continual negotiations with Raytheon to amend its debt terms to accommodate changes in fare levels, competition, and the changing strategies of its code sharing partners.

Boeing Capital Corporation - Aircraft Leases. The Company leases two of the Company’s Embraer Brasilia aircraft under aircraft lease agreements with Boeing Capital Corporation (Boeing). During the first nine months of 2006, the Company made partial lease payments on the two Boeing aircraft leases. At September 30, 2006, the Company was in arrears on its aircraft rental obligations under the two Boeing aircraft leases in the aggregate amount of $8.1 million. The Company has also recorded a liability to Boeing in the amount of $1.7 million for accrued penalty interest on the missed lease payments.

CIT Group - Aircraft Debt Financing. On September 28, 2006 the Company extinguished its debt obligation with CIT Group (CIT) for the financing of three of the Company’s Embraer Brasilia aircraft by making a cash payment of $2.1 million. During the first nine months of 2006, the Company made payments of principal and interest on the CIT debt obligation in the amount of $2.7 million. As a result of the extinguishment of debt with CIT, the Company has realized a one-time gain of $1.1 million.

FINOVA - Settlement Agreement Note. On November 1, 2003, an operating lease between the Company and FINOVA for an Embraer Brasilia Model 120 aircraft (the FINOVA Lease) terminated by its own terms. In January 2004, the Company returned the Embraer Brasilia aircraft to FINOVA. The Company remained liable for all outstanding lease obligations, together with accrued penalty interest, that were due and payable under the terms of the FINOVA Lease. During the first nine months of 2006, the Company made $0.1 million in payments against the balance of the outstanding lease obligations. As of September 30, 2006, the aggregate amount of outstanding lease obligations and accrued penalty interest owed by the Company under the FINOVA Lease was $1.4 million. The Company entered into a settlement agreement with FINOVA on October 20, 2006. The terms of the agreement allow for a reduction in the balance of the outstanding lease obligations and accrued penalty interest from $1.4 million to $850,647 for which the Company has entered into a promissory note payable in 45 equal monthly installments of $22,342, including interest, with the first payment being made October 31, 2006.

Long-Term Debt Classified as Current

During the nine months ended September 30, 2006, the Company was unable to make the full monthly payments due under the Company’s outstanding aircraft debt. As of September 30, 2006, the Company was $10.6 million in arrears with respect to the Company’s debt with Raytheon.

Furthermore, the Company does not believe that it will be able to generate sufficient cash flows to satisfy the outstanding arrearages or regain compliance with the Company’s aircraft debt and lease agreements during the remainder of the Company’s fiscal year 2006 without restructuring its obligations with Raytheon and Boeing. Therefore, $53.0 million of the amounts of the Company’s long-term debt that would otherwise be contractually due and payable after one year are reflected on the Company’s balance sheets as “long-term debt classified as current.” In addition to the contractual amounts due to the Company’s lenders, the amount of long-term debt classified as current includes $5.3 million of additional carrying amounts under SFAS 15.

Since entering into the Restructuring Agreement with Raytheon in December 2002, the Company has been in continual negotiations with Raytheon to amend its debt terms and to accommodate changes in fare levels, competition, and the changing strategies of its code sharing partners.

The Company is at risk that the Raytheon or Boeing obligations will be accelerated, thereby forcing the Company to either seek legal protection from its creditors or discontinue operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

The Company is susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of September 30, 2006, the Company did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. The Company’s earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 25.3% of the Company’s operating expenses in the first nine months of 2006. A one cent change in the average cost of aircraft fuel would impact the Company’s aircraft fuel expense by approximately $79,000 annually, based upon fuel consumption in the first nine months of 2006.

Interest Rates

The Company’s operations are very capital intensive because the vast majority of the Company’s assets consist of flight equipment, which is long-lived. As a result, the degree of the Company’s exposure to the market risk that is associated with changes in interest rates is directly related to the Company’s outstanding debt obligations. The Company’s cash flow is negatively impacted by increases in interest rates because a significant portion of the Company’s long-term debt is financed with variable interest rates. Increases in interest rates also negatively impact the fair value of the Company’s debt obligations that carry fixed rates of interest. A 1% increase in interest rates with respect to the Company’s variable rate debt obligations would increase annual interest cost by approximately $529,000 based on September 30, 2006 balances.

Due to the amortization of the SFAS 15 amounts on the Company’s restructured debt obligations to Raytheon, the Company’s interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During the first nine months of 2006, the Company’s contractual interest expense for all long-term debt obligations was $4.4 million. In accordance with procedures set forth in SFAS 15, the Company amortized $1.7 million of the SFAS 15 balances. The Company’s net interest expense was $2.6 million for the nine month period ended September 30, 2006.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

During the first nine months of 2006, the Company was in default on the following indebtedness:

Raytheon Aircraft Credit Corporation. As of September 30, 2006, the Company was in arrears on payments of principal and interest on debt financing provided by Raytheon Aircraft Credit Corporation (Raytheon) under the Company’s 2002 Restructuring Agreement with Raytheon in the amount of $10.6 million.

Boeing Capital Corporation. As of September 30, 2006, the Company was in arrears on its aircraft rental obligations under two aircraft leases with Boeing Capital Corporation (Boeing) in the aggregate amount of $8.1 million. The Company has also recorded a liability to Boeing in the amount of $1.7 million for accrued penalty interest on the missed lease payments.

See Note 5 to the Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

Item 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

10.2	1993 Director Stock Option Plan. (1)

10.3	Great Lakes Aviation, Ltd. Employee Stock Purchase Plan. (1)

10.4	Restructuring Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.5	Group A Return Conditions Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.6	Form of Promissory Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.7	Form of Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.8	Form of First Amendment to Lease Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.9	Deferral Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.10	Senior Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.11	Subordinated Note, dated December 31, 2002, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.12	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.13	Fourth Amendment to Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.14	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Credit Corporation and the Company. (2)

10.15	Form of Lockup Agreement, dated December 31, 2002. (2)

10.16	Settlement Agreement and Covenant Not to Execute, dated August 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.17	Deferral Agreement, dated November 1, 2002, by and between FINOVA Capital Corporation and the Company. (2)

10.18	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

10.19	Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

10.20	Letter Agreement, dated April 11, 2003, by and between Boeing Capital Corporation and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (2)

10.21	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (3)

10.22	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (3)

10.23	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.24	Term Cost PlanTM Agreement dated April 1, 2004 by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material (5)

10.25	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (5)

10.26	Installment Payment Agreement between the Company and the United States Department of Homeland Security Transportation Security Administration dated August 11, 2004. (6)

10.27	Term Cost PlanTM Agreement by and between Pratt & Whitney Canada Corp. and the Company dated July 19, 2006. (7) Portions of this Exhibit have been excluded from the publicly available document, and an application requesting confidential treatment of the excluded material has been filed with the SEC.

14	Code of Ethics. Available on the Company’s web site.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 0-23224)
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23324)
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. (File No. 0-23224)

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. (File No. 0-23224)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. (File No. 0-23224)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: November 14, 2006	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

E-1