Form 10-K
period 2006-12-31
GREAT LAKES AVIATION LTD
filed 2007-04-02
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2006 was approximately $7,168,443.

As of March 15, 2007 there were 14,071,970 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to the Company’s proxy statement for the 2007 annual meeting of shareholders.

GREAT LAKES AVIATION, LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2006

Forward-Looking Statements

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. (Great Lakes or the Company) notes that certain statements in this Form 10-K and elsewhere are forward-looking and provide other than historical information. The Company’s management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words, “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the forward-looking statements contained in this Form 10-K or elsewhere should be relied on as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

As more fully described in this report, important factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	the Company’s dependence on its code-sharing relationships with United Air Lines, Inc. (United Air Lines or United), which completed its reorganization under the United States Bankruptcy Code on February 1, 2006, and Frontier Airlines, Inc. (Frontier Airlines or Frontier);

2)	the Company’s ability to maintain compliance with the Company’s restructured debt and lease obligations;

3)	the effect of general economic conditions on business and leisure travel;

4)	the incidence of domestic and international terrorism and military actions;

5)	the incidence of pandemic diseases, storms, and other natural disasters;

6)	the level of passenger confidence in the safety of air travel;

7)	the volatility and level of fuel costs;

8)	seasonality of passenger traffic;

9)	the receipt of economically sufficient Essential Air Service subsidies;

10)	increases in insurance and security expenses;

11)	the possibility of increased competition from other air carriers (including United and Frontier) and from ground transportation; and

12)	the level of regulatory and environmental costs.

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

General

Great Lakes Aviation, Ltd. (Great Lakes or the Company) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Air Lines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of February 28, 2007, the Company served nine states with 28 destinations to and from Denver, Colorado, four destinations to and from Phoenix, Arizona and two destinations to and from Albuquerque, New Mexico.

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

Essential Air Service Program

The Company derived approximately 27% of its total revenue from the Essential Air Service program (EAS) in 2006, which is administered by the United States Department of Transportation (the DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the Deregulation Act), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before the airline may terminate, suspend, or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. EAS rates are normally set for two-year contract periods for each city. Significant fluctuations in passenger revenues, as well as fluctuations in fuel and other costs, may cause EAS routes to become unprofitable during these two-year terms.

At the end of the contract period for EAS service to a particular city, the DOT may request competitive proposals from other airlines. Proposals, when requested, are evaluated on, among other things, the level of service provided, the amount of subsidy requested, the fitness of the applicant, and comments from the communities served.

Congress set the EAS funding level at $102 million for the fiscal years ended September 30, 2004 and 2005, at $110 million for the fiscal year ending September 30, 2006, and Congress is currently proposing $120 million for the fiscal year ending September 30, 2007.

During 2006, the Company started EAS Service to Brookings, SD and Huron, SD. The Company also discontinued EAS supported service to Enid, OK, and Ponca City, OK, which became ineligible for EAS Subsidy and McCook, NE and Grand Island, NE, for which another carrier provided service after the Company’s EAS contract term expired.

Due to improved passenger revenue, the Company elected to continue to serve Pierre, SD, Riverton, WY and Rock Springs, WY without subsidy after their EAS contract terms expired. These communities had previously been served without subsidy prior to the traffic downturn resulting from the September 11, 2001 terrorist attack.

At February 28, 2007, the Company served 24 EAS communities on a subsidized basis.

Essential Air Service Program Activity Subsequent to December 31, 2006

On March 9, 2007, the Company was awarded new Essential Air Service contracts to initiate service from Marion, IL, Quincy, IL Fort Leonard Wood, MO, and Burlington, IA to St. Louis, MO. The Company anticipates that all of its service to St. Louis will be operated under a code-sharing agreement with American Airlines. The Company has signed a letter of intent with American Airlines to provide all of its service to St. Louis under a code sharing agreement with American.

On March 30, 2007 the Company was awarded contracts to provide EAS service to Mountain/Kingsford, MI, Ironwood, WI, Manistee/Ludington, MI, and Escanaba, MI from Milwaukee, WI. The Company anticipates that all service to Milwaukee will be operated in conjunction with a code-share agreement with Midwest Airlines.

United Air Lines and Frontier Airlines Code Share Relationships

United Air Lines. Prior to May 2001, the Company operated under the United Air Lines identity as a United Express carrier. Effective May 1, 2001, the Company and United ended the United Express relationship and entered into a code share agreement under which the Company placed the United Air Lines flight designator code on certain Great Lakes flights that connected with United flights in Chicago, Denver, Minneapolis, and Phoenix.

On December 9, 2002, United’s parent company, UAL, Inc., and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. At the same time, United obtained an order from the bankruptcy court that allowed, but did not require, United to perform under its executory contracts relating to interline agreements, including United’s code share agreement with the Company.

In April 2003, the Company began negotiations with United to modify and extend the code share agreement beyond its original expiration date of April 30, 2004. On July 18, 2003, the Company and United executed an amendment to the code share agreement that formalized the on going relationship between the two companies.

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

Frontier Airlines. On May 3, 2001, the Company entered into a code share agreement with Frontier, which was implemented July 9, 2001. The Frontier agreement provides for the use of Frontier’s flight designator code on Great Lakes’ flights connecting with Frontier’s flights in Denver. Accordingly, certain flights to and from Denver carry both the United Air Lines and Frontier Airlines flight designator codes as well as the Great Lakes flight designator. The Company’s code share agreement with Frontier remains in effect until terminated by either party upon at least 180 days prior written notice to the other party. As of December 31, 2006, the Company was in compliance with the Frontier code share agreement.

Markets

As of December 31, 2006, the Company operated 66 weekday departures daily from Denver, CO, ten departures daily from Phoenix, AZ and four departures daily from Albuquerque, NM.

In 2006, as a result of EAS contracts expiring and being awarded to other air carriers, the Company discontinued service to McCook, NE and Grand Island, NE. The Company also discontinued service to Enid, OK and Ponca City, OK as a result of those communities no longer qualifying for EAS subsidy as mandated by the DOT.

In October 2006 the Company commenced service to Brookings and Huron, SD as the result of being awarded new EAS contracts. At the same time, the Company commenced service to Aberdeen, SD partially supported by funding provided under the Small Community Air Service Development Grant (SCASD) Program.

The Company will initiate service to Sheridan, WY, commencing May 11, 2007 on a subsidy-free basis. In 2007 the Company will also start EAS service to Marion, Il, Quincy, Il, Fort Leonard Wood, MO and Burlington, IA to St. Louis, Mo and Mountain/Kingsford, MI, Ironwood, WI, Manistee/Ludington, MI, and Escanaba, MI to Milwaukee, WI. The Company anticipates that all service to St. Louis will be operated in conjunction with a code-share agreement with American Airlines, and all service to Milwaukee will be operated in conjunction with a code-share agreement with Midwest Airlines.

As of March 30, 2007, the Company’s route map, consisting of current scheduled service and recently awarded Essential Air Service communities, is as follows:

Marketing

The Company’s services are marketed primarily by means of the Company’s internet web site, global distributions systems (travel agencies and travel agent web sites), the Company’s reservation call center and seat capacity made available through the Company’s code share agreements. The Company’s promotional programs emphasize the Company’s close affiliation with its code share partners and, in particular, the opportunity for the Company’s passengers to participate in related customer service benefits, such as a frequent flyer program.

Yield Management

The Company monitors its inventory and pricing of available seats utilizing yield management techniques. These processes enable the Company’s revenue control analysts to examine the Company’s past traffic and pricing trends, and to estimate the optimal number of seats to make available for sale at various fares. The analysts then monitors each flight to adjust seat allocations and booking levels, with the objective of maximizing total revenue for each flight.

Charter and Freight Service

The Company uses its Beechcraft and Embraer Brasilia aircraft to provide charter services to private individuals, corporations and athletic teams. The Company leased two Beechcraft to another carrier in 2005 and in the first nine months of 2006. The Company also carries freight and small packages on most of its scheduled flights. Combined revenues from the Company’s leases, charter flights and freight air service were 1.5%, 1.6%, and 1.4% of the Company’s total revenues for the years ended December 31, 2006, 2005, and 2004, respectively.

Seasonality

Historically, the Company has experienced lower passenger volumes during the months of November through April (the non-peak season). This seasonality can be attributed primarily to relatively difficult winter weather operating conditions in the Company’s principal area of operations, resulting in leisure travel. The Company also experiences reduced business travel during the non-peak season. These seasonal factors have generally resulted in reduced revenues, lower operating income, and less cash flow for the Company during the non-peak season.

Competition

The Company competes for passenger traffic primarily with regional and major air carriers and ground transportation. The Company may also compete with other regional/small air carriers to receive subsidies for providing air service to small communities. The Company’s competition from other air carriers varies from location to location and, in certain areas, comes from regional and major carriers who serve the same or nearby destinations as the Company, but through different hub and spoke systems. The Company could experience increased competition from existing competitors or from new entrants on one or more of the Company’s routes.

Aircraft

As of December 31, 2006, the Company’s fleet consisted of 25 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft.

Beechcraft Aircraft. The Beechcraft 1900D aircraft are pressurized, radar equipped, and offer a 300-mile per hour cruising speed for 19 passengers, plus cargo. The Beechcraft 1900D aircraft is widely regarded by airlines as an efficient and reliable aircraft for regional service.

Embraer Brasilia Aircraft. The 30-passenger Embraer Brasilia aircraft are equipped with advanced avionics, have restrooms, are staffed with a flight attendant, and offer a 330-mile per hour cruising speed.

A summary of the Company’s operating aircraft as of December 31, 2006 and 2005 is as follows:

	2006		2005
	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia
Owned	25	4	25	4
Operating leases	—	2	—	2

	25	6	25	6
Leased to another carrier	—	—	(2)	—

Available for operations	25	6	23	6

As of December 31, 2006, the average age of the Company’s aircraft was approximately 12 years, and as of December 31, 2005, the average age of the Company’s aircraft was approximately 11 years.

Maintenance

The Federal Aviation Administration (the FAA) mandates periodic inspection and maintenance of commercial aircraft. The Company performs most of the maintenance and inspection of its aircraft and engines (except engine overhaul) using its own personnel. The heavy maintenance base is located at Cheyenne, Wyoming. Line maintenance is also performed in Denver, Colorado and Phoenix, Arizona. Parts and supplies inventories are maintained at these locations to promote the mechanical dispatch reliability of the fleet. The Company also maintains an inventory of spare engines and propellers for its fleet to allow for minimal downtime during major overhauls. The Company internally performs overhaul of selected aircraft components for its fleet.

As required under the Company’s Restructuring Agreement with Raytheon Aircraft Credit Corporation (Raytheon), dated as of December 31, 2002 (the 2002 Restructuring Agreement) (see Liquidity and Financing below), in April 2004, the Company entered into a five-year Fleet Management ProgramTM contract with Pratt & Whitney Canada (P&WC) under which P&WC supplies the Company with certain engine maintenance services (the FMP contract).

In July 2006, the Company amended the FMP contract to extend its term to June 30, 2011 and to reduce the hourly rate the Company pays per flight hour. Monthly amounts to be paid by the Company are based on the total number of Beechcraft 1900D engine operating hours at a fixed contractual rate. The contractual rate per flight hour is subject to annual fixed increases throughout the term of the contract, and the Company is recognizing this expense at a level rate throughout the term of the contract. Since the FMP contract amendment reduced hourly rates retroactively to July 1, 2005, the Company reflected a change in estimate and recorded an adjustment of $582,234 for the renegotiated rate which reduced the corresponding balance payable to P&WC and maintenance expense during the third quarter ending September 30, 2006.

Fuel

The Company expects to continue to be able to obtain fuel in quantities sufficient to meet its future requirements. The Company contracts, through intermediaries and directly with refiners for the purchase of a significant portion of its aircraft fuel requirements. However, standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, an increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues or subsidies, could have a material adverse impact on the Company’s future operating results. During 2006, the Company’s average price of fuel, including taxes and plane service fees, was $2.42 per gallon, as compared to $2.13 in 2005 and $1.56 in 2004. At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease the Company’s fuel expense by approximately $82,000 annually.

Liquidity and Financing

During and following the year-ended December 31, 2006, the Company successfully renegotiated with its lenders to either extinguish debt or renegotiate the terms of their lease and debt agreements.

In July 2006, the Company amended its Fleet Management ProgramTM contract (the FMP contract) with Pratt & Whitney Canada (P&WC) to extend its term to June 30, 2011 and to reduce the hourly rate the Company pays per flight hour. The amended FMP contract cured all past due payments with P&WC.

On September 28, 2006 the Company extinguished its debt obligation with CIT Aerospace (CIT) for the financing of three of the Company’s Embraer Brasilia aircraft by making cash payment of $2.1 million. As a result of the extinguishment of debt with CIT, the Company has realized a one-time gain of $1.1 million in the third quarter ending September 30, 2006.

The Company entered into a settlement agreement with FINOVA Capital Corporation (FINOVA) on October 20, 2006. The terms of the agreement allow for a reduction in the balance of the outstanding lease obligations and accrued penalty interest from $1.4 million to $0.85 million, for which the Company has entered into a promissory note payable in 45 equal monthly installments of $22,342, including interest, with the first payment being made October 31, 2006. In accordance with the provisions of SFAS 15, the Company recorded the FINOVA debt in the amount of $1.0 million. This settlement agreement cured all prior defaults with FINOVA.

On December 20, 2006, the Company and Boeing Capital Corporation (Boeing) entered into a Settlement Agreement and Lease Amendment that discharged the Company’s obligations for defaulted rent and other payments due to Boeing under lease agreements for two Embraer aircraft. The total discharged payment defaults were $10,067,097. Simultaneously, the Company paid Boeing a lump sum of $1,150,000 and a maintenance rent payment for two aircraft engines. The Settlement Agreement and Lease Amendment cured all existing defaults with Boeing.

On March 9, 2007, the Company and Raytheon Aircraft Credit Corporation (Raytheon) entered into an Amended and Restated Restructuring Agreement (the Amended Agreement), which amends and restates in its entirety the Restructuring Agreement between the Company and Raytheon dated as of December 31, 2002, (the 2002 Restructuring Agreement). Pursuant to the Amended Agreement, the Company issued to Raytheon 25 amended and restated promissory notes (the Aircraft Notes), each secured by an amended security agreement in the related aircraft. The Aircraft Notes replace the existing notes issued by the Company to Raytheon on December 31, 2002. Each of the Aircraft Notes has an original principal amount of $2,116,573.70, for a total amount of $52,914,343, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears starting on March 30, 2007. The Aircraft Notes mature on June 30, 2011 to coincide with the expiration of the FMP contract, at which time a final payment of $1,306,674.84 will be due for each aircraft. The fixed rate of 6.75% on the Aircraft Notes represents a significant reduction in interest expense and eliminates variable interest rate risk on all of the Company’s aircraft debt.

Under the Amended Agreement, the Company issued to Raytheon a promissory note (the Senior Note) that replaces the existing senior note and subordinated note issued by the Company to Raytheon on December 31, 2002. The Senior Note has an original principal amount of $13,174,754.62 and bears interest at a rate of 7.00%. Interest on the Senior Note is payable monthly in arrears on the last day of each month, commencing on March 30, 2007. Beginning with the calendar quarter ending June 30, 2007, the Senior Note will provide for quarterly payments of principal on June 30, September 30, and December 30 each year until the note matures on December 30, 2015. For additional information regarding the Company’s arrangements with Raytheon, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

The Company’s financial statements have been prepared assuming that Great Lakes will continue as a going concern. The Company’s prior liquidity problems and negative working capital raise doubts about the Company’s ability to continue as a going concern. The Company had current and total liabilities in excess of current and total assets at December 31, 2006, 2005, and 2004. The Company’s ability to continue as a going concern will depend on the Company’s ability to: (i) maintain adequate liquidity and (ii) generate cash flows from operations to sustain operations and fund debt service requirements. The accompanying financial statements have been prepared on a going concern basis that assumes a continuity of operations and the realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

Aircraft Leases

The Company leases two Embraer Brasilia Model 120 aircraft from Boeing Capital Corporation (Boeing). At December 31, 2005, the Company was in arrears on its aircraft rental obligations under these leases in the amount of $7.3 million. The Company had also recorded a liability to Boeing in the amount of $1.3 million for accrued penalty interest on the missed lease payments. On December 20, 2006, the Company and Boeing entered into a Settlement Agreement that discharged the Company’s obligations for the defaulted rent payments of $10,067,097 due to Boeing. Simultaneously, the Company paid Boeing a lump sum of $1,150,000 and a maintenance rent payment for two aircraft engines. The lease was amended to: (i) reduce the monthly rental payments for each aircraft; (ii) require the Company to pay “maintenance rent,” which will be reimbursable upon completion of certain maintenance events; and (iii) remove the Company’s option to purchase the aircraft at the end of the April 2013 lease term at the aircraft’s then fair market value. The total discharged deferred lease payments were $8.3 million and total discharge including accrued interest and penalties resulted in a gain for 2006 of $10.1 million.

In November 2002, the Company entered into a Deferral Agreement with FINOVA Capital Corporation (FINOVA) with respect to a leased Embraer Brasilia aircraft, whereby the Company agreed to pay reduced lease payments through the end of the aircraft lease. The lease terminated on November 1, 2003, and the Company returned the aircraft in January 2004. The Company is responsible for costs of repair and refurbishment to satisfy the required aircraft return conditions. Accordingly, in 2004, the Company recognized a liability of $0.2 million for such expenditures. As of December 31, 2005, the Company had accrued lease payments, together with accrued penalty interest, in the amount of $1.3 million. On October 20, 2006, the Company entered into a settlement agreement with FINOVA.

In August 2002, the Company entered into a Settlement Agreement with FINOVA, whereby the Company agreed to pay to FINOVA a total of $0.7 million, with interest at 10%, over a period of 48 months in settlement of amounts owed by the Company on the return of one leased Embraer Brasilia aircraft. During 2005, the Company was current on all payments of principal and interest under that agreement, resulting in an outstanding principal balance of $0.1 million as of December 31, 2005. This note was fully paid in 2006.

Other Leases

The Company leases office and hangar space, spare engines and office equipment for its headquarters, reservation facilities, airport facilities, and certain other equipment. The Company also leases certain airport gate facilities on a month-to-month basis.

Equity Interest and Board of Director Observer Rights

As further consideration for the concessions granted by Raytheon in the 2002 Restructuring Agreement, the Company issued 5,371,980 shares of the Company’s common stock to Raytheon, representing an approximate 38.2% interest in the Company’s then outstanding shares of common stock. In addition, the Company granted Raytheon observer rights for meetings of the Company’s Board of Directors, but without any right to vote or enter into any discussions at any Board of Directors meetings. As part of the Amended Agreement, Raytheon has relinquished its observer rights.

Registration Rights

The Amended Agreement requires the Company to file a shelf registration statement with the Securities and Exchange Commission to permit Raytheon to resell its shares of Company Common Stock, which the Company has agreed to file by June 30, 2007.

Ongoing Compliance

The debt payments to be made under the Amended Agreement are closely aligned with the Company’s forecasted cash flows. Under the Amended Agreement, the Company is no longer required to comply with any financial covenant ratios. The Amended Agreement provides for limitations on capital expenditures, incremental indebtedness, anti-dilution of the Company’s common stock, restrictions on equity issuances, encumbrances of assets, and mergers and acquisitions without Raytheon’s prior consent.

Transportation Security Administration

At June 30, 2004, the Company was obligated to the Transportation Security Administration for $2.5 million, representing collections from passengers for security fees and amounts due from the Company for aviation security infrastructure fees. On August 11, 2004, the Company restructured this obligation into a note that requires the Company to pay the amount owed in 36 monthly payments beginning in August 2004. At December 31, 2006, the Company was current on this obligation. This obligation will be retired on June 29, 2007.

Employees

At March 1, 2007, the Company had 557 full-time and 288 part-time active employees, as compared to 557 full-time and 269 part-time active employees at March 1, 2006, as follows:

	March 1, 2007	March 1, 2006
Classification
Pilots	195	188
Station personnel	411	398
Maintenance personnel	126	133
Administrative and clerical personnel	74	70
Flight attendants	18	20
Management	21	17

Total employees	845	826

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

The Company’s flight attendants are also represented by the International Brotherhood of Teamsters, and the Company’s agreement with the flight attendants became amendable on April 1, 2002. Negotiations with the flight attendants are inactive at the present time.

The Company’s mechanics and maintenance clerks are represented by the International Association of Machinists. The Company’s agreement with the mechanics became amendable on November 1, 2005, and the Company’s agreement with the maintenance clerks became amendable on March 1, 2002. Negotiations with the mechanics and maintenance clerks are inactive at the present time.

In 2003, the Company’s dispatchers voted to be represented by the International Brotherhood of Teamsters. Negotiations with the dispatchers are inactive at the present time.

Executive Officers of the Registrant

The following table provides information with respect to the Company’s executive officers as of March 15, 2007.

Name	Age	Title
Douglas G. Voss	52	Chairman of the Board of Directors
Charles R. Howell IV	49	Chief Executive Officer
Michael O. Matthews	50	Vice President and Chief Financial Officer
Michael L. Tuinstra	53	Treasurer

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

Michael O. Matthews. Mr. Matthews became the Vice President and Chief Financial Officer of the Company on March 28, 2005. Mr. Matthews joined the Company in November 2004 as Vice President of Finance. Prior to joining the Company, Mr. Matthews was employed as Director of Treasury for Budget Group, Inc. Prior to joining Budget Group, Inc. in 2000, Mr. Matthews held management positions in the financial services industry including Newcourt Financial, MetLife Capital, Sanwa Business Credit and Societe Generale Financial Corporation.

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

The Deregulation Act eliminated many regulatory constraints so that airlines became free to set fares and, with limited exceptions, to establish domestic routes without the necessity of seeking government approval. The DOT is still authorized to establish consumer protection regulations in order to prohibit certain pricing practices, mandate conditions of carriage, and make ongoing determinations of a carrier’s fitness, willingness, and ability to provide air transportation properly and lawfully. The DOT also has the power to bring proceedings to enforce its regulations under the 1958 Act and seek penalties, including the assessment of civil penalties, the revocation of operating authority, and criminal sanctions.

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

As a result of the September 11 terrorist attacks, aviation insurers have significantly increased premiums for all aviation coverage, while dramatically reducing the amount of coverage available for war-risk occurrences. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act (the Stabilization Act) provided U.S. air carriers with the option to purchase certain war-risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available in the private market. The Company has purchased this coverage and anticipates renewing it for as long as the coverage is available from the United States government. The airline and insurance industries, together with the United States and other governments, are continuing to evaluate both the cost of aviation insurance and options for providing insurance coverage. The Company anticipates that it will follow industry practices with respect to sources of insurance. The Company believes that its insurance is adequate as to amounts and risks covered. There can be no assurance, however, that the limits of the Company’s insurance will be sufficient to cover any catastrophic loss.

ITEM 1A.	RISK FACTORS

Financial Condition of the Company

The Company’s prior liquidity problems and negative working capital raise doubts about the Company’s ability to continue as a going concern. The Company had current and total liabilities in excess of current and total assets at December 31, 2006, 2005, and 2004. The Company’s ability to continue as a going concern will depend on the Company’s ability to: (i) maintain adequate liquidity and (ii) generate cash flows from operations to sustain operations and fund debt service requirements. The accompanying financial statements have been prepared on a going concern basis that assumes a continuity of operations and the realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

At December 31, 2006, total liabilities were in excess of total assets (Stockholders’ Equity Deficit) by $2,872,322. It should be noted that in accordance with SFAS15, accounting treatment for recording of gains from the restructuring of debt obligations at December 31, 2002, required that $22,342,395 of such gain be deferred and amortized over the term of the restructured debt obligations thus extending the period over which this amount would have the effect of increasing net income and Stockholders’ Equity. At December 31, 2006, the remaining unamortized amount of deferred gain was $7,118,672 which will be amortized as a reduction of interest expense during the years 2007 through 2011.

During the year ended December 31, 2006 and in March 2007 the Company has successfully renegotiated with its lenders to extinguish debt or renegotiate the terms of their lease and debt agreements. These transactions are discussed further in notes (2), (5) and (7) of the accompanying financial statement.

Dependence on Relationship with United Air Lines

Currently, the Company estimates that approximately 45% of Great Lakes’ passenger traffic connects with United Air Lines flights. As a result of the Company’s relationship with United Air Lines (United), the Company’s business is sensitive to events and risks affecting United. If adverse events affect United’s business, the Company’s business could also be adversely affected. Such events include the ability of United to achieve financial viability after exiting Chapter 11 bankruptcy reorganization, changes in United’s business plan or model, employee strikes or job actions, significant curtailment of services, and terrorist events. However, to the extent that the Company is successful in developing both its own identity on its operating system and its code share relationship with Frontier Airlines and other airlines, the Company will reduce its dependence on United and mitigate the effects of any adverse events that are related solely to United.

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

War

War or other military action by the United States or other countries could have a significant effect on passenger traffic.

Dependence on Essential Air Service Revenues

In 2006, 27% of the Company’s revenues were received as EAS subsidies. EAS subsidies are expected to remain a significant portion of the Company’s revenues in 2007 and future years. Changes in DOT policies with regard to payment of subsidies and any reduction or loss of subsidies could have a substantial negative impact on the Company. The DOT awards EAS contracts through competitive bidding and the Company could lose any of its EAS contracts to the Company’s competitors. In addition, the DOT has the right to cancel EAS contracts if it determines that the communities served by such contracts are no longer eligible. At March 1, 2007, the Company served 24 EAS communities on a subsidized basis.

Effect of General Economic Conditions

The airline industry is significantly affected by general economic conditions. During recent recessions, most airlines reduced fares in an effort to increase traffic. Economic and competitive conditions in the airline industry have contributed to a number of airline bankruptcies. A worsening of current economic conditions, or an extended period of recession, whether nationally or regionally would have a material adverse effect on the Company’s operations. See “Forward-Looking Statements” at the front of this report.

Fuel Costs

Fuel is a major component of the Company’s operating expenses. The Company does not hedge its fuel purchasing costs. The Company’s cost of fuel varies directly with market conditions, and the Company has no guaranteed long-term sources of supply. Generally, the Company intends to follow industry trends by raising fares in response to significant fuel price increases. However, the Company’s ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions. Accordingly, a reduction in the availability of, or an increase in the price of fuel, could have a material adverse effect on both the Company’s cash flow from operations and the Company’s profitability. In the fiscal year ended December 31, 2006, the Company’s average price per gallon of fuel consumed increased to an average of $2.42 per gallon compared to the average price per gallon of $2.13 for the fiscal year ending December 31, 2005. The Company estimates that every $.01 increase in the price per gallon of fuel equates to an annualized increase in fuel expense of approximately $82,000.

Control by Principal Stockholders

Raytheon, the Company’s principal creditor, owns 5,371,980 shares of the Company’s common stock, representing an approximate 38.2% interest in the Company’s outstanding shares of common stock. Raytheon acquired the shares in consideration for concessions granted by Raytheon pursuant to the 2002 Restructuring Agreement

Mr. Douglas G. Voss, Chairman of the Board of the Company, beneficially owns or controls approximately 40.9%

of the outstanding shares of the Company’s common stock, including shares owned by Ms. Gayle R. Brandt. Pursuant to a Marital Dissolution Stipulation and Property Settlement, Ms. Brandt granted to Mr. Voss an Irrevocable Proxy to vote her shares of the Company’s common stock until June 28, 2010.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

The Company leases approximately 96,000 square feet of space for maintenance, operations, and administration in Cheyenne, Wyoming.

The Company leases gate and ramp facilities at 37 airports where ticketing and passenger loading and unloading are handled by Company personnel. Payments to airport authorities for ground facilities are based on a number of factors, including the amount of space used and flight volume.

The Company believes that it has adequate facilities for the conduct of its current and planned operations.

Item 3.	LEGAL PROCEEDINGS

The Company previously reported that it was a defendant in a lawsuit filed arising from a gear-up landing of one of the Company’s Beechcraft 1900D aircraft at O’Hare International Airport in Chicago, Illinois in 2001. On February 2, 2007 this matter was settled without any payment of claims by the Company.

The Company is a party to other ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the year ended December 31, 2006.

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

Stock Quotations	High	Low
2006:
First quarter	$1.28	$0.61
Second quarter	1.70	1.03
Third quarter	1.65	1.30
Fourth quarter	2.27	1.40

2005:
First quarter	$1.00	$0.68
Second quarter	0.85	0.52
Third quarter	0.90	0.70
Fourth quarter	1.00	0.60

As of March 15, 2007, the Company had approximately 327 record holders of its Common Stock.

The transfer agent for the Company’s Common Stock is Wells Fargo Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota 55075-0738, telephone: (651) 450-4064.

The Company has not paid any dividends on its Common Stock since its initial public offering in January 1994. The Company expects that, for the foreseeable future, it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operating and financial condition of the Company, and any applicable restrictive debt and lease covenants. Under its March 9, 2007 Amended and Restated Restructuring Agreement with Raytheon, the Company is prohibited from paying dividends. There were no sales of unregistered securities of the Company during the fiscal year ended December 31, 2006.

See Item 12 with respect to securities authorized for issuance under equity compensation plans.

Item 6.	SELECTED FINANCIAL AND OPERATING DATA

The following statement of operations and balance sheet data as of, and for each of, the years in the five-year period ended December 31, 2006 are derived from the Company’s financial statements. The financial statements for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 have been audited by KPMG LLP. The financial statements as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006, and the report thereon, are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto included elsewhere in this Form 10-K. The financial statements and selected data do not include any adjustments that might result from the outcome of the uncertainty over the Company’s ability to continue as a going concern.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share and selected operating data)
Statement of Operations Data:
Passenger and public service revenues	$86,328	$75,174	$75,308	$73,770	$81,330
Freight, charter, and other	1,286	1,218	1,040	1,991	3,399

Total operating revenues	87,614	76,392	76,348	75,761	84,729

Operating expenses:
Salaries, wages and benefits	20,993	20,282	21,684	22,668	25,856
Aircraft fuel	19,517	16,940	14,007	12,001	12,616
Aircraft maintenance, material, and repairs	11,585	10,708	10,735	10,322	12,740
Depreciation and amortization	5,744	6,316	6,644	7,991	7,012
Aircraft rental	1,666	1,644	1,980	3,012	7,462
Other rentals and landing fees	4,566	4,043	4,323	4,349	5,780
Other operating expense	14,707	13,177	14,822	15,059	18,972
Impairment of assets and other property	—	—	—	—	5,470

Total operating expenses	78,778	73,110	74,195	75,402	95,908

Operating income (loss)	8,836	3,282	2,153	359	(11,179)

Interest expense, net	(3,540)	(3,122)	(1,295)	(2,390)	(6,643)
Insurance recovery	—	—	650	—	1,438
Gain (loss) on disposal of assets	—	461	(197)	152	—
Gain on extinguishment of debt and deferred leases	10,498	560	4,317	3,669	5,573

Income (loss) before income taxes	15,794	1,181	5,628	1,790	(10,811)

Income tax expense	115	—	—	—	—

Net income (loss)	$15,679	$1,181	$5,628	$1,790	$(10,811)

Net income (loss) per share: Basic and Diluted

Basic	$1.11	$0.08	$0.40	$0.13	$(1.24)
Diluted	1.09	0.08	0.39	0.13	(1.24)

Average number of common shares outstanding:

Basic	14,072	14,072	14,072	14,061	8,698
Diluted	14,380	14,283	14,302	14,061	8,698

Balance Sheet Data:
Working capital (deficit)	$(6,062)	$(94,885)	$(113,743)	$(128,614)	$(147,246)
Total assets	82,312	86,479	103,296	117,778	136,182
Long-term debt (including current installments) and	75,523	78,904	98,603	115,264	132,884
long-term debt classified as current
Stockholders’ equity (deficit)	(2,872)	(18,551)	(19,732)	(25,361)	(27,158)

	Year Ended December 31,
	2006		2005		2004		2003		2002
Selected Operating Data (unaudited):
Available seat miles (in thousands) (1)	283,272		280,579		318,904		328,904		358,541
Revenue passenger miles (in thousands) (2)	132,251		117,761		133,948		126,064		134,236
Revenue passengers carried	504,666		443,304		484,395		453,396		505,176
Departures flown	61,806		60,169		66,019		70,928		84,933
Passenger load factor (3)	46.7%		42.0%		42.0%		38.3%		37.4%
Break-even passenger load factor (4)	32.9%		40.9%		36.9%		36.7%		45.3%
Average yield per revenue passenger mile (5)	47.2	¢	45.3	¢	40.7	¢	38.6	¢	37.8	¢
Revenue per available seat mile (6)	30.9	¢	27.2	¢	23.9	¢	23.0	¢	23.6	¢
Operating cost per available seat mile (7)	27.8	¢	26.1	¢	23.3	¢	22.9	¢	25.2	¢
Average passenger fare (8)	$123.80		$120.26		$112.58		$107.39		$100.39
Average passenger trip length (miles) (9)	262		266		277		278		266
Aircraft in service (end of period)	31		29		36		42		46
Destinations served (end of period)	37		37		31		40		44

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Break-even passenger load factor” represents the percentage of available seat miles that must be flown by revenue passengers at the average yield (net of commissions and fees) for airline operations to break even.
(5)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(6)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(7)	“Operating cost per available seat mile” represents operating expenses divided by available seat miles.
(8)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(9)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981. Beginning in April 1992, the Company operated as a United Express carrier under a cooperative marketing agreement with United, which was transitioned to a code share relationship on May 1, 2001. The Company now operates under its own name and as a code sharing partner with United and Frontier Airlines. As of February 28, 2007, the Company provided passenger service to 37 airports in nine states with 1,292 scheduled departures each week.

Results of Operations

(dollars in thousands)

	For the Years Ended December 31,
	2006				2005				2004
	Amount	Cents per ASM		% Increase (decrease) from 2005	Amount	Cents per ASM		% Increase (decrease) from 2004	Amount	Cents per ASM
Operating revenues
Passenger	$62,477			17.2%	$53,313			(2.2)%	$54,532
Public service	23,851			9.1	21,861			5.2	20,776
Other	1,286			5.6	1,218			17.1	1,040

Total operating revenues	87,614			14.7%	76,392			0.1%	76,348

Salaries, wages, and benefits	20,993	7.4	¢	3.5%	20,282	7.2	¢	(6.5)%	21,684	6.8	¢
Aircraft fuel	19,517	6.9		15.2	16,940	6.0		20.9	14,007	4.4
Aircraft maintenance materials	11,585	4.1		8.2	10,708	3.8		(0.3)	10,735	3.4
and component repairs
Depreciation and amortization	5,744	2.0		(9.1)	6,316	2.3		(4.9)	6,644	2.1
Aircraft rental	1,666	0.6		1.3	1,644	0.6		(17.0)	1,980	0.6
Other rentals and landing fees	4,566	1.6		12.9	4,043	1.4		(6.5)	4,323	1.4
Other operating expense	14,707	5.2		11.6	13,177	4.6		(11.1)	14,822	4.6

Total operating expenses	78,778	27.8	¢	7.8%	73,110	26.1	¢	(1.5)%	74,195	23.3	¢

Operating income	$8,836				$3,282				$2,153

	2006		Increase/ (decrease) from 2005	2005		Increase/ (decrease) from 2004	2004
Available seat miles (thousands)	283,272		1.0%	280,579		(12.0)%	318,904
Revenue passenger miles (thousands)	132,251		12.3%	117,761		(12.1)%	133,948
Passenger load factor	46.7%		11.2%	42.0%		0.0%	42.0%
Average yield per revenue passenger mile	47.2	¢	4.2%	45.3	¢	11.3%	40.7	¢
Revenue per available seat mile	30.9	¢	13.6%	27.2	¢	13.8%	23.9	¢
Cost per Available Seat Mile	27.8	¢	6.5%	26.1	¢	12.0%	23.3	¢

Comparison of 2006 to 2005

Passenger Revenues. Passenger revenues and revenue passenger miles increased 17.2% and 12.3%, respectively, from 2005. The increase in passenger revenues was largely due to the 12.3% increase in revenue passenger miles as a result of a 13.8% increase in revenue passengers carried. In addition, average yield per revenue passenger mile increased 4.2%.

Public Service Revenues. Public service revenues earned through the Essential Air Service program increased 9.1% to $23.9 million in 2006, as compared to $21.9 million in 2005. The increase in public service revenues was attributable to an increase in the number of subsidized communities served by the Company. Service was added in three communities, which was partially offset by a subsidy decrease resulting from service discontinued in one community.

Other Revenues. Other revenues increased 5.6% to $1.3 million in 2006. This increase was mainly due to increased cargo, charter and maintenance labor income.

Operating Expenses. Total operating expenses increased 7.8%, or $5.7 million, from the previous year. Operating expenses per ASM increased from 26.1 cents in 2005 to 27.8 cents in 2006.

Salaries, wages, and benefits increased 3.5% to $21.0 million, which was primarily attributable to Company-wide increases in staffing levels and hours worked. The average number of pilots and other employees increased in 2006 compared to 2005 by 5.0% and 3.4%, respectively.

Aircraft fuel expense increased 15.2% in 2006, even though fuel consumption increased .3%. The increase in fuel expense was a result of rising fuel costs in 2006. The Company’s average fuel cost per gallon increased 14.1% to $2.42 in 2006. Fuel costs contributed 6.04 cents and 6.89 cents to cost per ASM in 2005 and 2006 respectively. The effect of increased fuel costs contributed an incremental 0.85 cents to cost per ASM in 2006.

Aircraft maintenance, materials, and component repair expense increased 8.2% to $11.6 million. The increase in aircraft maintenance expense was primarily attributable the $1.2 million increase in heavy maintenance checks, $0.3 million in Embraer Brasilia Model 120 engine overhauls and $0.2 million in propeller overhauls performed in 2006 over 2005. These increases were partially offset by reduction of $0.7 million related to the restructuring of the FMP contract. Overall, the cost per ASM for aircraft maintenance increased to 4.1 cents in 2006, as compared 3.8 cents in 2005.

Depreciation expense decreased 9.1% to $5.7 million in 2006, from $6.3 million in 2005. The decrease was primarily attributable to the return of five surplus Beechcraft 1900D aircraft to Raytheon during 2005.

Other rentals and landing fees increased 12.9% in 2006. The increase occurred primarily because the Company received a lower reimbursement of the annual rate adjustments from Denver International Airport than the reimbursement it received during 2005, along with adjustments of rates on landing fees.

Other operating expenses increased 11.6% in 2006 to $14.7 million, from $13.2 million in 2005. The increase in other operating expenses is primarily due to an increase of approximately $0.3 million in pilot training and associated lodging expenses as a result of an increase in the number of pilots. Other increases include approximately $0.3 million for passenger booking fees, $0.2 million for legal and professional fees, $0.2 million from increased operations and increases resulting from 2005 reductions from credits for insurance audits of $0.3 million and contract handling credits of $0.2 million.

Interest Expense. Interest expense increased 13.4% to $3.5 million in 2006, from $3.1 million in 2005. The increase was primarily the result of reduced SFAS 15 amortization of $0.7 million on Raytheon restructured debt.

Income Tax Expense (benefit). The realization of any income tax benefits from the Company’s loss carry forward position remains substantially in doubt. The $115,000 of expense was the result of 2006 estimated alternative minimum tax of $60,000 and 2005 final alternative minimum tax return amount booked in 2006 of $55,000.

Gain on Disposal of Assets and Gain on Extinguishment of Debt. In 2006, the Company recognized a $10.1million gain on the extinguishment of Boeing past due lease payments and contractual payments associated with the lease, a $1.1 million gain on the extinguishment of CIT debt and a $0.4 million gain on the extinguishment of FINOVA deferred lease payments. In 2005, the Company recognized gains on extinguishment of debt in the amount of $0.6 million as a result of the return of five debt-financed Beechcraft 1900D aircraft and $0.5 million gain on the sale of two spare Pratt & Whitney PT6A-67D engines.

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

Other Revenues. Other revenues increased 17.1% to $1.2 million in 2005. During 2005, the Company leased two Beechcraft 1900D aircraft to another operator resulting in a $611,000 increase. This increase was partially offset by a $328,000 decrease in charter income due to aircraft availability and final United States Postal Service revenues in 2004 of $161,000.

Operating Expenses. Total operating expenses in 2005 decreased 1.5%, or $1.1 million, from the previous year. Operating expenses per ASM increased from 23.3 cents in 2004 to 26.1 cents in 2005.

Salaries, wages, and benefits decreased 6.5% to $20.3 million in 2005, which was primarily attributable to Company-wide reductions in staffing levels and hours worked. The average number of pilots and other employees declined in 2005 compared to 2004 by 9.1% and 2.5%, respectively.

Aircraft fuel expense increased 20.9% in 2005, even though fuel consumption was down 10.9% in 2005 due to a reduction in scheduled flights. The increase in fuel expense was a result of rising fuel costs in 2005. The Company’s average fuel cost per gallon increased 36.5% to $2.13 in 2005. Fuel costs contributed 4.39 cents and 6.04 cents to cost per ASM in 2004 and 2005, respectively. The effect of increased fuel costs contributed 1.65 cents to cost per ASM in 2005.

Aircraft maintenance, materials, and component repair expense decreased 0.3% to $10.7 million. The decrease in aircraft maintenance expense was primarily attributable the introduction of the Pratt & Whitney FMP program on April 1, 2004, which resulted in a $0.8 million reduction in Beechcraft 1900D engine overhaul expenses and the component charges received on the two leased 1900D aircraft. This decrease was partially offset by the increase attributable to engine overhauls on the Embraer Brasilia Model 120 aircraft of $1.5 million in 2005, compared to $0.3 million in 2004. Overall, the cost per ASM for aircraft maintenance increased to 3.8 cents in 2005, as compared 3.4 cents in 2004.

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

Other rentals and landing fees decreased 6.5% in 2005. The Company discontinued operations in Moab, UT and Vernal, UT and Casper, WY during the first quarter of 2004. The Company discontinued operations in Wichita, KS during the second quarter of 2004. The Company discontinued operations in Rapid City, SD and Norfolk, NE in the third quarter of 2004. Also in the third quarter of 2004, the Company discontinued operations at the Company’s former Minneapolis hub and the two cities that were served from that hub, resulting in a reduction of associated costs for airport rentals and landing fees for those cities. Offsetting this, airport rentals and landing fees increased as a result of the commencement of operations during the first half of 2005 in the following markets: Sierra Vista, Show Low, Kingman, and Prescott, AZ; Ponca City and Enid, OK; and Albuquerque, Clovis City, and Silver City, NM.

Other operating expenses decreased 11.1% in 2005 to $13.2 million, from $14.8 million in 2004, representing no change in cost per ASM, which was 4.6 cents in 2004 and 2005. The decrease in other operating expenses was primarily due to the 12.0% reduction in ASMs and continued emphasis on cost control.

Interest Expense. Interest expense increased 141.3% to $3.1 million in 2005, from $1.3 million in 2004. The increase was primarily the result of (i) reduced SFAS 15 amortization of $1.3 million on Raytheon restructured debt and (ii) increases in variable interest rates and penalty interest on past due debt.

Income Tax Expense (benefit). The realization of any income tax benefits from the Company’s loss carry forward position remains substantially in doubt.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance at December 31, 2006 was $2.7 million, up from $1.9 million at December 31, 2005.

The Company recognized net income of $15.7 million for the year 2006. Cash of $6.8 million was generated from operating activities and was the primary source of funds used to make $5.5 million in payments on notes payable and long-term debt. The Company did not make contractual principal payments of $5.3 million during 2006.

As of December 31, 2006, the Company was approximately $15.9 million in arrears with respect to aircraft restructured debt obligations. The arrearage of $15.9 million was comprised of $11.8 million of debt principal payments and $4.1 million of accrued interest payments. As a result of its March 9, 2007 Amended and Restated Restructuring Agreement (the Amended Agreement) with Raytheon Aircraft Credit Corporation (Raytheon), the Company has cured all defaults with its creditors and regained compliance with its contractual obligations. The $4.1 million accrued interest at December 31, 2006 was combined in the new Senior Note as part of the Amended Agreement. In accordance with FASB Statement of Financial Accounting Standards No. 6 (FAS 6), Classification of Short Term Obligations Expected to be Refinanced, the amounts of long-term debt that would otherwise be due after one year were reflected on the Company’s balance sheets as long-term obligations classified as current. Since the Company entered into to the Amended Agreement before the financial statements were issued, the amounts have been reclassified to non-current as of December 31, 2006.

In July 2006, the Company amended its Fleet Management ProgramTM contract (the FMP contract) with Pratt & Whitney Canada (P&WC) to extend its term to June 30, 2011 and to reduce the hourly rate the Company pays per flight hour. Monthly amounts to be paid by the Company are based on the total number of Beechcraft 1900D engine operating hours at a fixed contractual rate. This amended contract cured all past due payments with P&WC and compliance with this contract is a condition of the Amended Agreement.

On September 28, 2006 the Company extinguished its debt obligation with CIT Aerospace (CIT) for the financing of three of the Company’s Embraer Brasilia aircraft by making a cash payment of $2.1 million. As a result of the extinguishment of debt with CIT, the Company realized a one-time gain of $1.1 million in the third quarter of 2006.

On October 20, 2006, the Company entered into a settlement agreement with FINOVA Capital Corporation (FINOVA). The terms of the agreement included reduction in the balance of the outstanding lease obligations and accrued penalty interest from $1.4 million to $0.85 million and issuance of a promissory note payable in 45 equal monthly installments of $22,342, including interest, with the first payment being made October 31, 2006. This settlement agreement cured all existing defaults with FINOVA. In accordance with the provisions of SFAS 15, the Company recorded the FINOVA debt on its books in the amount of $1.0 million

On December 20, 2006, the Company and Boeing Capital Corporation (Boeing) entered into a Settlement Agreement and Lease Amendment that discharged the Company’s obligations for defaulted rent payments of $10,067,097 on two Embraer aircraft. Simultaneously, the Company paid Boeing a lump sum of $1,150,000 and a maintenance rent payment for two aircraft engines. The Settlement Agreement and Lease Amendment cured all existing defaults with Boeing. The total discharged deferred lease payments were $8.3 million and total discharge including accrued interest and penalties resulted in a gain for 2006 of $10.1 million.

Subsequent Event. On March 9, 2007 the Company and Raytheon entered into the Amended Agreement, which, amended and restated the 2002 Restructuring Agreement. Pursuant to the Amended Agreement, the Company issued to Raytheon 25 amended and restated promissory notes (the Aircraft Notes), each secured by an amended security agreement in the related aircraft. The Aircraft Notes replace the existing notes issued by the Company to Raytheon on December 31, 2002. Each of the Aircraft Notes has an original principal amount of $2,116,573.70, for a total amount of $52,914,343, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payment in arrears starting on March 30, 2007. The Aircraft Notes mature on June 30, 2011 to coincide with the expiration of the FMP contract. Outstanding balances on each note call for a principal payment of $1,306,675 per Aircraft Note for a total balloon payment of $32,666,875 at June 30, 2011. The fixed rate of 6.75% on the Aircraft Notes represents a significant reduction in interest expense and eliminates variable interest rate risk on all of the Company’s aircraft debt.

Under the Amended Agreement, the Company issued to Raytheon a promissory note (the “Senior Note”) that replaces the existing senior note and subordinated note issued by the Company to Raytheon on December 31, 2002. The Senior Note has an original principal amount of $13,174,754.62 and bears interest at a rate of 7.00%. Interest on the Senior Note is payable monthly in arrears on the last day of each month, commencing on March 30, 2007. Beginning with the calendar quarter ending June 30, 2007, the Senior Note will provide for quarterly payments of principal on June 30, September 30 and December 30 each year until the note matures on December 30, 2015.

The Amended Agreement requires the Company to prepay amounts outstanding under the Company’s notes held by Raytheon in an amount equal to 70% of the “excess cash” for any fiscal year. “Excess cash” means as at the end of any fiscal year an amount equal to (i) the sum of the Company’s cash, cash equivalents and short term instruments, minus (ii) $3,000,000.

2002 Raytheon Restructuring Agreement. Pursuant to the 2002 Restructuring Agreement, which was replaced by the Amended Agreement, the Company obtained restructured financing for 30 of the Company’s Beechcraft 1900D aircraft by executing new and amended promissory notes that were secured by the aircraft (the Aircraft Debt). The terms for each of the 30 Aircraft Debt promissory notes provided for an initial principal balance of $2.5 million, with interest to accrue on the unpaid principal balance at the rate of LIBOR plus 375 basis points per annum. Payments of principal and accrued interest were to be made in 120 monthly installments, with the amount of monthly payment to be adjusted quarterly to reflect any change in the LIBOR rate.

Under the 2002 Restructuring Agreement, the outstanding principal and accrued interest amounts on various non-aircraft debt were restructured into three new promissory notes (the Non-Aircraft Debt) with a combined total principal amount of $11.5 million and a carrying value on the Company’s books, in accordance with SFAS 15, of $12.8 million.

In accordance with SFAS 15, the Company accounted for the restructuring of the Aircraft Debt as a troubled debt restructuring. SFAS 15 states that, in a troubled debt restructuring, the debtor shall not reduce the carrying amount of the existing debt on the debtor’s books unless the carrying amount of the existing debt exceeds the total future cash payments of the new debt under the restructured terms. The effects of any changes in the face amount of interest rate must be amortized in future periods by reducing interest expense to an effective interest rate that equates the net present value of the future cash payments under the terms of the restructured debt to the carrying value on the debtor’s books.

During the first quarter of 2004, the Company executed a promissory note that sets forth the terms for repayment of $2.3 million to satisfy certain aircraft return conditions as set forth in the 2002 Restructuring Agreement (the Engine Note). During 2005, one promissory note with a principal amount of $0.3 million was paid in full.

The Company returned five owned Beechcraft 1900D aircraft during 2005 to satisfy the notification received from Raytheon on April 25, 2005, that it intended to reduce its exposure by requiring the Company to return five Beechcraft 1900D aircraft. As a result, during 2005, the Company reduced its outstanding aircraft debt and accrued interest by $12.9 million, and recorded gains on extinguishment of debt obligations of $0.6 million. Upon the return of each aircraft, Raytheon released the Company from all future obligations including past due principal under the related financing. The Company remained obligated to pay Raytheon past due interest of $0.5 million on terminated debt for the five aircraft.

At December 31, 2005, the Raytheon notes consisted of 25 aircraft promissory notes and three long-term notes payable. Twenty-five of the promissory notes ($61.9 million at December 31, 2005) required payments of approximately $25,500 per month, with interest accruing on unpaid balances at the rate of LIBOR plus 375 basis points per annum. Each of these 25 promissory notes matured on December 31, 2012. During 2005, the Company made principal payments of $2.8 million on the Aircraft Debt. In addition the Company made payments of interest in the amount of $2.7 million. As of December 31, 2005, the outstanding principal amount of the Aircraft Debt was $53.2 million, while the carrying value of the Aircraft Debt on the Company’s books (which includes the Current balance of the Aircraft Debt SFAS 15 Amount) was $61.9 million. During 2006, amortization of the SFAS 15 amount on the Company’s books reduced principal by $2.7 million. As of December 31, 2005, the Company was in arrears on payments of principal and interest for the aircraft debt in the amount of $8.6 million and was not in compliance with certain other financial covenants contained in the 2002 Restructuring Agreement. Of the three long-term notes payable, the first note payable ($6.0 million at December 31, 2005) required quarterly payments of principal and interest beginning in 2005, at which time payments of principal and interest in the amount of $362,000 were due and payable quarterly. Interest accrued on the unpaid balance of the first note payable at the rate of 8.25% per annum, and the note was to mature on December 31, 2009. The second note payable ($6.0 million at December 31, 2005) required payments beginning in 2006, at which time payments of interest ranging in amounts from $41,000 to $44,000 were due and payable quarterly. Interest accrued on the unpaid balances of the second note payable at the rate of 6% per annum. The second note payable was to mature on September 30, 2007, at which time all outstanding amounts under the note would have been due and payable. The third note payable ($1.5 million at December 31, 2005) requires monthly payments of principal in the amount of $37,500 plus interest beginning January 31, 2004 at which time payments of principal and interest will be due and payable monthly. Interest will accrue on the unpaid balances of the third note payable at the rate of LIBOR plus 400 basis points per annum.

As of December 31, 2005, the Company was in default of almost all of the financial covenants contained in the 2002 Restructuring Agreement.

At December 31, 2006, the Raytheon notes consisted of 25 aircraft promissory notes and three long-term notes payable. Twenty-five of the promissory notes ($57.6 million at December 31, 2006) required payments of approximately $25,500 per month, with interest accruing on unpaid balances at the rate of LIBOR plus 375 basis points per annum. Each of these 25 promissory notes was to mature on December 31, 2012. During 2006, the Company made principal payments of $2.3 million on the Aircraft Debt. In addition the Company made payments of interest in the amount of $4.5 million. As of December 31, 2006, outstanding principal amount of the Aircraft Debt was $50.9 million, while the carrying value of the Aircraft Debt on the Company’s books was $57.6 million. During 2006, amortization of the SFAS 15 amount on the Company’s books reduced principal by $2.1 million. As of December 31, 2006, the Company was in arrears on payments of principal and interest for the aircraft debt in the amount of $12.5 million and was not in compliance with certain other financial covenants contained in the 2002 Restructuring Agreement. Of the three long-term notes payable, the first note payable ($5.9 million at December 31, 2005) required quarterly payments of principal and interest beginning in 2005, at which time payments of principal and interest in the amount of $362,000 was due and payable quarterly. Interest accrued on the unpaid balance of the first note payable at the rate of 8.25% per annum, and the note was to mature on December 31, 2009. The second note payable ($6.0 million at December 31, 2006) required payments beginning in 2006, at which time payments of interest ranging in amounts from $41,000 to $44,000 were due and payable quarterly. Interest accrued on the unpaid balances of the second note payable at the rate of 6% per annum. The second note payable was to mature on September 30, 2007, at which time all outstanding amounts under the note would have been due and payable. The third note payable ($1.0 million at December 31, 2006) requires monthly payments of principal in the amount of $37,500 plus interest beginning January 31, 2004 at which time payments of principal and interest will be due and payable monthly. Interest will accrue on the unpaid balance of the third note payable at the rate of LIBOR plus 400 basis points per annum.

Other Financing

Boeing Capital Corporation. The Company leases two Embraer Brasilia Model 120aircraft under aircraft lease agreements with Boeing Capital Corporation (Boeing). At December 31, 2005, the Company was in arrears on its obligations under these leases in the amount of $7.3 million. The Company has also recorded a liability to Boeing in the amount of $1.3 million for accrued penalty interest on the missed lease payments. On December 20, 2006, the Company and Boeing entered into a Settlement Agreement that discharged the Company’s obligations for defaulted rent payments. The total discharged payment defaults were $10,067,097. Simultaneously, the Company paid Boeing a lump sum of $1,150,000 and a maintenance rent payment for two aircraft engines. The lease was amended to: (i) reduce the monthly rental payments for each aircraft; (ii) require the Company to pay “maintenance rent,” which will be reimbursable upon completion of certain maintenance events; and (iii) remove the Company’s option to purchase the aircraft at the end of the April 2013 lease term at the aircraft’s then fair market value.

CIT. At December 31, 2002, Great Lakes had three notes payable to CIT Aerospace (CIT), for the financing of three of the Company’s Embraer Brasilia aircraft. The three notes, with a combined outstanding principal of $5.0 million, were payable at interest rates ranging from 8.7% to 9.08%. In April 2003, the Company executed an amended note that combined the three notes and modified the terms to provide for reduced monthly payments at an interest rate of LIBOR plus 275 basis points. As of December 31, 2005, the note balance was $3.4 million, and the Company was in arrears on payments of principal on the amended note in the amount of $1.1 million and interest of $0.1 million. On September 28, 2006, the Company extinguished its debt obligation with CIT by making a cash payment of $2.1 million. During the first nine months of 2006, the Company made total payments of principal and interest on the CIT debt obligation in the amount of $2.7 million. As a result of the extinguishment of debt with CIT, the Company has realized a one-time gain of $1.1 million in the quarter ended September 30, 2006.

FINOVA. In August 2002, the Company entered into a Settlement Agreement with FINOVA Capital Corporation (FINOVA), whereby the Company agreed to pay to FINOVA a total of $0.7 million, with interest at 10%, over a period of 48 months in settlement of amounts owed by the Company on the return of one leased Embraer Brasilia aircraft. During 2005, the Company was current on all payments of principal and interest under that agreement, resulting in an outstanding principal balance of $0.1 million as of December 31, 2005. This note was fully paid in 2006.

In November 2002, the Company entered into a Deferral Agreement with FINOVA with respect to a second leased Embraer Brasilia aircraft, whereby the Company agreed to pay reduced lease payments through the end of the aircraft lease. The lease terminated on November 1, 2003, and the Company returned the aircraft in January 2004. The Company is responsible for costs of repair and refurbishment to satisfy the required aircraft return conditions. Accordingly, in 2004, the Company recognized a liability of $0.2 million for such expenditures. In addition, as of December 31, 2005, the Company accrued lease payments, together with accrued penalty interest, in the amount of $1.3 million. The Company entered into a settlement agreement with FINOVA on October 20, 2006. The terms of the agreement allow for a reduction in the balance of the outstanding lease obligations and accrued penalty interest from $1.4 million to $0.85 million for which the Company has issued a promissory note payable in 45 equal monthly installments of $22,342, including interest, with the first payment being made October 31, 2006. As of December 31, 2006 the carrying value of the note on the Company’s books was $0.9 million, while the outstanding principal amount of the note $0.8 million.

Long-Term Debt Classification

Because of defaults in its credit and lease agreements, in prior years, the Company’s contractual long term debt was classified as current. As a result of the Amended Agreement, the December 20, 2006 Settlement Agreement and Lease Amendment with Boeing, the October 10, 2006 Settlement Agreement with FINOVA, the prepayment of debt with CIT on September 28, 2006, and the amended FMP contract in July 2006, the Company has cured all defaults with its creditors and regained compliance with its contractual obligations. In accordance with FASB Statement of Financial Accounting Standards No. 6 (FAS 6), Classification of Short Term Obligations Expected to be Refinanced, the amounts of long-term debt that would otherwise be due after one year were reflected on the Company’s balance sheets as long-term obligations classified as current. Since the Company entered into to the Amended Agreement before the financial statements were issued, the amounts have been reclassified to non-current as of December 31, 2006.

The Company’s financial statements have been prepared assuming that Great Lakes will continue as a going concern. The Company’s prior liquidity problems raise doubts about the Company’s ability to continue as a going concern. The Company had current and total liabilities in excess of current and total assets at December 31, 2006, 2005, and 2004. The Company’s ability to continue as a going concern will ultimately depend on the Company’s ability to: (i) maintain adequate liquidity and (ii) continue to generate cash flows from operations to sustain operations and fund debt service requirements. The accompanying financial statements have been prepared on a going concern basis that assumes a continuity of operations and the realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

The independent registered public accounting firm’s report dated March 30, 2007 on the Company’s financial statements states that these matters together with prior liquidity problems raise substantial doubt about the Company’s ability to continue as a going concern.

Risk Items Relating to Liquidity and Capital Resources

Debt Service. The Company must generate sufficient revenue and cash flow to meet the Company’s obligations as currently structured. As a result of the Amended Agreement, the Company will be required to service debt payments that it has historically not been able to service. Although the Company generated sufficient cash flow in 2006 to service debt in accordance with its renegotiated or restructured agreements, as they exist as of March 30, 2007, there can be no assurances that the Company will generate sufficient cash flow in fiscal year 2007 and beyond to service its obligations.

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

War. War or other military action by the United States or other countries could have a significant effect on passenger traffic.

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

In 2006, the Company received approximately $23.9 million of EAS subsidies as compensation for Essential Air Service provided by the Company to small cities, as compared to $21.9 million in 2005. EAS subsidies are expected to remain a significant portion of the Company’s revenues in future years. Changes in DOT policies with regard to payment of subsidies and any reduction or loss of subsidies as a result of competitive bidding may have a substantial impact on the Company.

Fuel Costs. Aircraft fuel represented approximately 24.8% of the Company’s operating expenses in 2006 compared to 23.2% of the Company’s operating expenses in 2005. The Company does not hedge its fuel purchasing costs. The Company’s cost of fuel varies directly with market conditions, and the Company has no guaranteed long-term sources of supply. The Company intends generally to follow industry trends by raising fares in response to significant fuel price increases. However, the Company’s ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions. Accordingly, a reduction in the availability of, or an increase in, the price of fuel could have material adverse effects on both the Company’s cash flow from operations and the Company’s profitability. A one-cent change in the average cost per gallon of aircraft fuel would impact the Company’s operating expense by approximately $82,000 annually, based on fuel consumption during 2006.

Contractual Obligations

The following table summarizes the Company’s major contractual payment obligations as of December 31, 2006:

	2007	2008-2009	2010-2011	After 2011	Total
Long-term debt - Contractual	$5,747,168	$12,692,101	$43,554,475	$6,410,897	$68,404,641
Contractual interest on Long-term debt	3,718,654	7,871,721	4,969,814	981,014	17,541,203
Additional SFAS 15 Carrying Value	1,895,708	3,270,831	1,952,134	—	7,118,673

Total debt	11,361,530	23,834,653	50,476,423	7,391,911	93,064,517
Aircraft lease obligations	600,000	1,200,000	1,200,000	750,000	3,750,000
Non-aircraft Lease commitments	1,825,294	3,548,418	1,742,751	—	7,116,463

Total lease obligations	2,425,294	4,748,418	2,942,751	750,000	10,866,463

Total Obligations	$13,786,824	$28,583,071	$53,419,174	$8,141,911	$103,930,980

See Item 7A for interest obligations.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements; revenues and expenses during the reporting period; and related disclosures of contingent assets and liabilities in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Passenger Revenues. The Company recognizes revenues from ticket sales when the service is provided and records as a liability amounts received for services to be provided in the future. To the extent that a passenger travels using a joint fare ticket that provides for a portion of the service to be provided by another airline, the total amount of the ticket that is apportioned to the carrying airline is based on contractual formulas that approximate usual industry standard formulas for sharing of ticket revenues.

Essential Air Service Subsidy Rates. With respect to closed EAS contracts, the Company records revenues based on rates that were approved by the DOT in the closed EAS contracts.

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

Depreciation and Residual Values On Aircraft. The estimated lives used to record depreciation on the Company’s aircraft may be affected by the volume of passenger traffic, fare levels, technology, policies regarding EAS subsidies promulgated by the DOT, and changes in strategy by the Company. In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values, and the potential for impairment. Estimates of useful lives and residual values of aircraft are based on actual industry experience with the same or similar aircraft types and anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations, and changes in the Company’s maintenance program or operations could result in changes to these estimates.

Inventories. Inventories are comprised primarily of expendable spare aircraft parts, fuel, materials, and supplies relating to flight equipment, which are recorded at the lower of cost (average cost) or market. Expendable spare aircraft parts are subject to reserves for obsolescence.

Maintenance Expense. The Company records maintenance expense as it is incurred and does not provide for any maintenance expense in advance. As required under the 2002 Restructuring Agreement, the Company entered into the FMP Contract for all of the Company’s Beechcraft 1900D aircraft engines with monthly expense based on the total number of Beechcraft 1900D engine operating hours at a fixed contractual rate.

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

Liability Accruals and Reserves. The Company is obligated under various agreements relating to employee health and welfare, injuries, tax and fee remittances, and other contractual matters, some of which involve estimates of the ultimate amounts due and impacts of insurance coverage. Changes in the estimates and assumptions could occur and would result in actual results being different than those estimated.

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

Air Carrier Security Fees

Included in the Company’s current liabilities at December 31, 2006 and 2005 is $0.4 million and $1.2 million, respectively, of funds collected or assessed for security matters in fiscal years 2001 through 2003. This liability will be paid in full in June 2007.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

The Company is susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of December 31, 2006, the Company did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators, including the Company are substantially impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 24.8% of the Company’s operating expenses in 2006. A one-cent change in the average cost of aircraft fuel would impact the Company’s aircraft fuel expense by approximately $82,000 annually, based on fuel consumption in 2006.

Interest Rates

The Company’s operations are very capital intensive because the vast majority of the Company’s assets consist of flight equipment, which is financed primarily with long-term debt. As a result, the degree of the Company’s exposure to the market risk that is associated with changes in interest rates is directly related to the Company’s outstanding debt obligations. The Company’s cash flow had been negatively impacted by increases in interest rates because a significant portion of the Company’s long-term debt was financed with variable interest rates. Increases in interest rates also negatively impacted the fair value of the Company’s debt obligations that carried fixed rates of interest. The new notes bear interest at a fixed rate; therefore, all but $1.0 million of the Company’s long-term debt is financed with fixed interest rates. See Note 7 to the Financial Statements.

Due to the amortization of the SFAS 15 amounts on the Company’s restructured debt obligations to Raytheon, the Company’s recorded interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During 2006, the Company’s contractual interest expense for all long-term debt obligations was $5.8 million. In accordance with procedures set forth in SFAS 15, the Company amortized $2.3 million of the SFAS 15 balances. As a result, the Company’s net interest expense on long-term debt obligations, as reflected on the financial statements, was $3.5 million for the year ended December 31, 2006.

The projected contractual interest expense on the Company’s long-term obligations (based on the interest rate stated in the debt instruments and December 31, 2006 rate for variable rate debt) for the next five years and thereafter is as follows:

Maturity	Fixed Rate Contractual Interest	Average Fixed Interest Rate	Variable Rate Contractual Interest	Average Variable Interest Rate
2007	$3,642,770	6.823%	$75,884	9.370%
2008	4,130,005	6.817%	33,719	9.370%
2009	3,706,156	6.810%	1,841	9.370%
2010	3,254,842	6.800%	—
2011	1,714,972	6.828%	—
Thereafter	981,014	7.000%	—

In comparison, after applying the amortization of the SFAS 15 amounts against the Company’s contractual interest expense, the Company’s reportable interest expense using SFAS 15 for long-term obligation that is due in the five subsequent years and thereafter is estimated to be as follows:

Maturity	Fixed Rate Interest adjusted for SFAS 15	Avg. Fixed Interest Rate adjusted for SFAS 15	Variable Rate Interest adjusted for SFAS 15	Avg. Variable Interest Rate adjusted for SFAS 15
2007	$1,747,062	3.896%	$75,884	9.370%
2008	2,399,337	3.960%	33,719	9.370%
2009	2,165,992	3.980%	1,841	9.370%
2010	1,906,780	3.984%	—
2011	1,111,746	4.426%	—
Thereafter	981,014	7.000%	—

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of December 31, 2006, 2005 and 2004, together with the Report of the Independent Registered Public Accounting Firm, are included in this Form 10-K on the pages indicated below.

Supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Great Lakes Aviation, Ltd.:

We have audited the accompanying balance sheets of Great Lakes Aviation, Ltd. (the Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has not been able to generate sufficient cash flows to service contractual obligations during the three years ended December 31, 2006, and had current and total liabilities in excess of current and total assets at December 31, 2006, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 3 to the accompanying financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KPMG LLP

Denver, Colorado

March 30, 2007

GREAT LAKES AVIATION, LTD.

Balance Sheets

December 31, 2006 and 2005

Assets	December 31, 2006	December 31, 2005

Current assets:
Cash	$2,664,057	$1,907,357
Accounts receivable, net of allowance of $0 at December 31, 2006 and $10,000 at December 31, 2005	5,189,290	5,065,753
Inventories	2,133,430	1,921,514
Prepaid expenses and other current assets	2,282,978	981,413

Total current assets	12,269,755	9,876,037

Property and equipment:
Flight equipment	110,671,748	111,112,718
Other property and equipment	8,767,842	8,583,983
Less accumulated depreciation and amortization	(50,383,206)	(44,869,392)

Total property and equipment	69,056,384	74,827,309

Other assets	985,461	1,775,477

Total assets	$82,311,600	$86,478,823

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Notes payable and current maturities of long-term debt	$7,642,876	$16,391,173
Long-term debt classified as current	—	62,512,503
Accounts payable	4,789,977	7,267,480
Accrued interest, unearned revenue and other liabilities	4,647,846	10,313,208
Deferred lease payments	—	8,276,224
Total current liabilities	17,080,699	104,760,588

Long-term debt, net of current maturities	67,880,438	—
Deferred credits	222,785	269,622
Total liabilities	85,183,922	105,030,210

Common stock, $0.01 par value.
Authorized: 50,000,000 shares
Issued and outstanding: 14,071,970	140,720	140,720
Paid-in capital	33,468,644	33,468,644
Accumulated deficit	(36,481,686)	(52,160,751)

Total stockholders’ equity (deficit)	(2,872,322)	(18,551,387)
Commitments and contingencies

Total liabilities and stockholders’ equity (deficit)	$82,311,600	$86,478,823

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Operating Revenues:
Passenger	$62,477,258	$53,313,462	$54,532,344
Public service	23,850,804	21,860,963	20,776,363
Freight, charter, and other	1,285,600	1,218,212	1,039,660

Total operating revenues	87,613,662	76,392,637	76,348,367

Operating expenses:
Salaries, wages, and benefits	20,992,638	20,282,033	21,683,996
Aircraft fuel	19,516,740	16,939,750	14,007,462
Aircraft maintenance, materials, and repairs	11,584,917	10,708,368	10,735,153
Depreciation and amortization	5,744,099	6,316,164	6,643,613
Aircraft rental	1,666,464	1,644,198	1,980,077
Other rentals and landing fees	4,566,084	4,042,969	4,323,539
Other operating expense	14,707,092	13,176,938	14,821,206

Total operating expenses	78,778,034	73,110,420	74,195,046

Operating income	8,835,628	3,282,217	2,153,321

Other income (expense):
Interest expense, net	(3,539,550)	(3,121,997)	(1,294,487)
Insurance recovery	—	—	650,000
Gain (loss) on disposal of assets	—	460,688	(196,544)
Gain on extinguishment of debt and deferred leases	10,498,102	559,899	4,316,640

Income before income taxes	15,794,180	1,180,807	5,628,930

Income tax expense	(115,115)	—	—

Net income	$15,679,065	$1,180,807	$5,628,930

Net income per share:
Basic	$1.11	$0.08	$0.40
Diluted	1.09	0.08	0.39

Average shares outstanding:
Basic	14,071,970	14,071,970	14,071,970
Diluted	14,379,557	14,283,037	14,302,268

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2006, 2005, and 2004

	Common stock			Accumulated
	Shares	Amount	Paid-in capital	deficit	Total
Balance at December 31, 2003	14,071,970	$140,720	$33,468,644	$(58,970,488)	$(25,361,124)

Net income and comprehensive income	—	—	—	5,628,930	5,628,930

Balance at December 31, 2004	14,071,970	140,720	33,468,644	(53,341,558)	(19,732,194)

Net income and comprehensive income	—	—	—	1,180,807	1,180,807

Balance at December 31, 2005	14,071,970	140,720	33,468,644	(52,160,751)	(18,551,387)

Net income and comprehensive income	—	—	—	15,679,065	15,679,065

Balance at December 31, 2006	14,071,970	140,720	33,468,644	(36,481,686)	(2,872,322)

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$15,679,065	$1,180,807	$5,628,930
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,744,099	6,280,165	6,643,613
Non-cash gain on terminaton of lease		—	(1,367,576)
(Gain)/Loss on disposition of asset	111,337	(324,751)	416,491
Non-cash gain on extinguishment of debt and leases	(10,498,102)	(559,899)	(2,647,069)
Change in current operating items:
Decrease in Accounts Receivable	(233,947)	43,974	1,039,067
(Increase)/Decrease in Inventories	297,717	(72,128)	1,014,128
(Increase)/Decrease in Prepaid Expenses and Other Current Assets	(590,604)	(372,489)	437,428
(Decrease)/Increase in Unearned Revenue	456,239	500,322	(583,690)
(Decrease) in Accounts Payable and Accrued Liabilities	(5,096,111)	(2,222,871)	(1,687,901)
Increase in Deferred Lease Payments	938,374	1,066,098	869,320

Net cash provided by operating activities	6,808,067	5,519,228	9,762,741

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(594,142)	(844,433)	(1,828,816)
(Increase) in other assets	—	—	(944)

Net cash flows used in investing activities	(594,142)	(844,433)	(1,829,760)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(5,457,225)	(3,878,813)	(10,522,117)

Net cash used in financing activities	(5,457,225)	(3,878,813)	(10,522,117)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	756,700	795,982	(2,589,136)

Cash and Cash Equivalents:
Beginning of year	1,907,357	1,111,375	3,700,511

End of year	$2,664,057	$1,907,357	$1,111,375

Supplementary cash flow information:
Cash paid during the year for interest (contractual)	$4,860,538	$2,804,361	$3,948,785

Non-cash transactions:

Conversion of accrued interest to debt(1)	$4,132,197	$—	$—

Conversion of deferred lease and interest to debt(2)	$1,005,412	$—	$—

Extinguishment of outstanding debt principal on aircraft returned to Raytheon	$—	$12,877,680	$6,604,040

Decrease in accounts payable from engine sales	$—	$585,000	$—

(1)	The Marh 9, 2007, Amended and Restated Restructuring Agreement between the Company and Raytheon included the conversion of accrued interest on the aircraft, senior and subordinated notes to debt.
(2)	The Company entered into a promissory note payable with FINOVA in exchange for a reduction in the balance of the outstaning lease obligations and accrued penalty interet.

See accompanying notes to financial statements.

(1)	Business, Liquidity, and Going Concern Matters

(a) Business. Great Lakes Aviation, Ltd. (Great Lakes or the Company) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Air Lines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). Effective May 1, 2001, the Company and United entered into a code share agreement, which expired on December 31, 2005. The Company and United continue to operate under the expired agreement while they negotiate a new agreement. On May 3, 2001, the Company entered into a similar code share agreement with Frontier. However, the Frontier agreement does not have a fixed termination date but is terminable 180 days after written notice by either party.

Approximately 45%, 46%, and 42% of the Company’s passenger traffic during 2006, 2005, and 2004, respectively, were generated from Great Lakes’ passengers that connected with United flights.

In 2006, the Company derived approximately 27% of its total revenue from services provided under the Essential Air Service program administered by the United States Department of Transportation.

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights.

As of December 31, 2006, the Company served 28 destinations in nine states to and from Denver, Colorado, four destinations to and from Phoenix, Arizona and two destinations to and from Albuquerque, New Mexico.

(b) Liquidity and Going-Concern Matters. The accompanying financial statements have been prepared assuming that Great Lakes will continue as a going concern. The Company’s prior liquidity problems and negative working capital raise doubts about the Company’s ability to continue as a going concern. The Company had current and total liabilities in excess of current and total assets at December 31, 2006, 2005, and 2004. The Company’s ability to continue as a going concern will ultimately depend on the Company’s ability to: (i) maintain adequate liquidity and (ii) continue to generate cash flows from operations to sustain operations and fund debt service requirements. The accompanying financial statements have been prepared on a going concern basis that assumes a continuity of operations and the realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

During the year ended December 31, 2006 the Company renegotiated with its lenders either to eliminate debt through extinguishment or renegotiate the terms of their lease and debt agreements. See notes (2), (5) and (7) for a further discussion of such transactions.

(2)	Subsequent Event

On March 9, 2007 the Company and Raytheon entered into an Amended and Restated Restructuring Agreement (the Amended Agreement) that amended and restated its 2002 Restructuring Agreement with Raytheon. Pursuant to the Amended Agreement, the Company issued to Raytheon 25 amended and restated promissory notes (the Aircraft Notes), each secured by an amended security agreement in the related aircraft. The Aircraft Notes replace the existing notes issued by the Company to Raytheon on December 31, 2002. Each of the Aircraft Notes has an original principal amount of $2,116,573.70, for a total amount of $52,914,343, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears starting on March 30, 2007. The Aircraft Notes mature on June 30, 2011 to coincide with the expiration of the

Company’s Fleet Management ProgramTM contract with Pratt & Whitney Canada. Outstanding balances on each note call for a principal payment of $1,306,675 per Aircraft Note for a total balloon payment of $32,666,875 at June 30, 2011. The fixed rate of 6.75% on the Aircraft Notes represents a significant reduction in interest expense, and eliminates variable interest rate risk on all of the Company’s aircraft debt. As of December 31, 2006, outstanding principal amount of the Aircraft Debt was $50.9 million, while the carrying value of the Aircraft Debt on the Company’s books was $57.6 million.

Under the Amended Agreement, the Company issued to Raytheon a promissory note (the “Senior Note”) that replaces the existing senior note and subordinated note issued by the Company to Raytheon on December 31, 2002. The Senior Note has an original principal amount of $13,174,754.62 and bears interest at a fixed rate of 7.00%. Interest on the Senior Note is payable monthly in arrears on the last day of each month, commencing on March 30, 2007. Beginning with the calendar quarter ending June 30, 2007, the Senior Note will provide for quarterly payments of principal on June 30, September 30, and December 30 each year until the note matures on December 30, 2015. As of December 31, 2006 the existing senior note balance was $5.9 million and the subordinated note balance was $6.0 million.

The Amended Agreement requires the Company to prepay amounts outstanding under the Company’s notes held by Raytheon in an amount equal to 70% of the “excess cash” for any fiscal year. “Excess cash” means as of the end of any fiscal year an amount equal to (i) the sum of the Company’s cash, cash equivalents and short term instruments, minus (ii) $3,000,000.

As further consideration for the concessions granted by Raytheon in the 2002 Restructuring Agreement, the Company issued 5,371,980 shares of the Company’s common stock to Raytheon, representing an approximate 38.2% interest in the Company’s outstanding shares of common stock. The issuance of 5,371,980 shares of common stock was accounted for in compliance with SFAS15 in 2002. In addition, the Company granted Raytheon unlimited observer rights for the Company’s Board of Directors meetings, but without any right to vote or enter into any discussions at any Board of Directors meetings. The Board of Directors observer rights granted under the 2002 Restructuring Agreement have been removed pursuant to the Amended Agreement.

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

(b) Cash and cash equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash. Cash equivalents are not subject to significant risk from fluctuations in interest rates and as a result, the carrying amount of cash equivalents approximates fair value. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of sound financial condition, and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

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

(d) Accounts Receivable. Substantially all accounts receivable balances are due from various airlines, credit card companies, or the United States government. Approximately 23%, 24%, and 34%, respectively, of the December 31, 2006 receivable balances, and 21%, 18% and 37%, respectively, of the December 31, 2005 receivable balances, are due from various airlines, credit card companies, and the United States government, respectively. All receivables are pledged as collateral securing the Company’s debt agreements.

(e) Inventories. Inventories consist of expendable spare parts, fuel, materials, and supplies relating to flight equipment. Inventories are stated at the lower of average cost or market. Expendable parts are charged to maintenance expense as used. Inventories consisting of expendable spare parts and equipment are pledged as collateral securing the Raytheon notes.

(f) Property and Equipment. Property and equipment includes aircraft and major parts relating to such aircraft. Property is stated at cost and depreciated on a straight-line basis for financial reporting purposes over estimated useful lives of 10 to 20 years for flight equipment and three to 10 years for other property and equipment. The estimated lives used to record depreciation on the Company’s aircraft may be affected by the volume of passenger traffic, fare levels, technology, policies regarding EAS subsidies promulgated by the DOT, and changes in strategy by the Company. In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values, and the potential for impairment. Estimates of useful lives and residual values of aircraft are based on actual industry experience with the same or similar aircraft types and anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations, and changes in our maintenance program or operations could result in changes to these estimates. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Accelerated methods of depreciation are used for tax reporting purposes. All owned aircraft are pledged as collateral securing the Raytheon notes.

(g) Impairment of Long Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, long-lived assets, such as property, plant, equipment, and aircraft, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

(h) Other Assets. Other assets consist primarily of deposits with financial institutions, bonding companies, facilities lessors, and others to secure the payment of fixed obligations. Deposits related to long-term leases were $1.0 million at December 31, 2006 and 2005, respectively.

(i) Deferred Lease Payments. At December 31, 2005, balances of outstanding deferred lease payments owed by the Company to its aircraft lessors, excluding accrued interest, was $7.3 million. On December 20, 2006, the Company and Boeing Capital Corporation (Boeing) entered into a Settlement Agreement that discharged the Company’s obligations for defaulted rent payments. The total discharged deferred lease payments were $8.3 million and total discharge including accrued interest and penalties resulted in a $10.1 million gain.

(j) Revenue Recognition. Passenger, cargo, and other revenues are recorded as income either when the respective services are rendered or when the time for use of the ticket has expired, one year after date of issuance, and are net of excise taxes, passenger facility charges and security fees. Liability for unused tickets issued by the Company is recorded in the accompanying balance sheets as unearned revenue. The Company also receives public service subsidy revenues for providing air service to certain communities that do not generate sufficient traffic to fully support profitable air service. Public service subsidy revenues are recorded by the Company during the period in which the agreed on air service is furnished by the Company

With respect to closed EAS contracts, while the Company continues to service the market, the Company records revenues based on rates that were approved by the Department of Transportation (DOT) in the closed EAS contracts.

(k) Code Share Relationships. At December 31, 2006, the Company operated under code share agreements with United Air Lines and Frontier Airlines. The Company also participates in United’s “Mileage Plus” frequent flyer program. The Company’s code share agreement with United Air Lines expired on December 31, 2005. The Company continues to negotiate to achieve a new code share agreement with United Air Lines.

(l) Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

A deferred income tax asset valuation allowance is established when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. After reducing the deferred income tax assets by the valuation allowance, the net deferred income tax assets represent the income tax benefits that are expected to be realized. The Company does not anticipate future taxable income from the forgiveness of debt for purposes of reducing an otherwise required valuation allowance. The forgiveness of debt, and generally other changes in the terms of debt arrangements are contingent upon future actions of third parties that are beyond the Company’s control. Debt and other restructured obligations have contributed to the Company’s net income in each of the past three years. The Company will reassess its need for a valuation allowance over the next fiscal year, and will release the valuation allowance if appropriate based on 2007 results of operations and estimates of future taxable income.

(n) Income and Loss Per Share. Basic income and loss per share has been computed by dividing the net income or loss for a particular year by the weighted average number of shares of common stock outstanding during such year. Diluted earnings per share reflects the potential dilution of securities that could share in earnings.

(o) Reclassifications. Certain prior year amounts have been reclassified to conform to the present year presentation.

(p) Stock Option Plans. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate its prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards.

SFAS 123(R) is effective for all stock options we grant beginning January 1, 2006. At December 31, 2005, all outstanding stock options were issued under the 1993 Stock Option Plan or the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan (collectively, the Plans) and were fully vested. Accordingly, no compensation expense was recognized during the year ended December 31, 2006. Pursuant to their terms both Plans expired on October 31, 2003, and no further options may be granted. However, all outstanding options shall remain in effect until such outstanding options have either expired, are exercised, or are cancelled.

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s Stock Incentive Plan in accordance with the recognition and measurement provisions of APB No. 25 and related Interpretations, as permitted by SFAS 123. Share-based employee compensation expense was not recognized in the Company’s statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Financial Statements. Stock-based compensation related to non-employees granted was accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

The fair value of options is determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. The market price volatility of the Company’s common stock is based on the historical volatility of the Company’s our common stock over a time period equal to the expected term of the option and ending on the grant date. The expected life of the options is based on the Company’s historical experience.

For the year ended December 31, 2005 and 2004, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB No. 25 and elected the pro-forma disclosure option under SFAS 123. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by SFAS 148, the Company’s earnings would have been reduced by $2,008 and $69,491 respectively and there would be no impact on earnings per share. There were no stock options granted during the years ended December 31, 2005 and 2004. The following pro forma information presents the impact of applying SFAS 123 to fiscal years 2005 and 2004.

	Year Ended December 31,
	2005	2004
Net income as reported	$1,180,807	$5,628,930
Less: total compensation expense determined under fair value method net of tax	2,008	69,491

Pro forma net income	1,178,799	5,559,439

Basic income per share, as reported	0.08	0.40
Pro forma basic income per share	0.08	0.40
Diluted income per share, as reported	0.08	0.39
Pro forma diluted income per share	0.08	0.39

During the year ended December 31, 2006, there were no options granted, exercised, cancelled or forfeited. The Company did not realize any tax deductions related to the exercise of stock options during the year. The Company will record such deductions to additional paid in capital when realized. There are no shares available for grant under the Plans as of December 31, 2006. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2006 was $457,041. There was no unrecognized compensation cost from unvested stock options as of December 31, 2006

(q) Aircraft Maintenance. The Company operates under an FAA-approved continuous inspection and maintenance program. The Company accounts for maintenance activities on the direct expense method. Under this method, major airframe overhaul maintenance costs are recognized as expense as maintenance services are performed. Routine maintenance and repairs are charged to operations as incurred. Major Beechcraft 1900D engine maintenance is performed under a long-term contract which includes monthly payments that are established to recognize costs ratably over the term of the contract based upon actual usage of the engines.

Maintenance and repairs, including periodic aircraft overhauls, are expensed as incurred or when the component is placed in service. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated useful life.

(r) Fair Value of Financial Instruments. Fair value estimates, methods, and assumptions of financial instruments are set forth below:

Cash, accounts receivable, accounts payable, and accrued liabilities. The carrying amount approximates fair value because of the short-term nature of these instruments.

Long-term debt. Based on the Company’s concentration of long-term debt with one aircraft creditor, the fair value of long-term debt was not reasonably determinable.

(s) Recent Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. This statement is effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. Taxes collected from customers, which include sales tax, airport and security fees and other fees, are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy. As such, the adoption of EITF 06-03 will not have an effect on the Company’s results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities”. This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. The Company currently uses the direct expense method of accounting for planned major maintenance, an acceptable method under generally accepted accounting principles in the United States of America. The adoption of FSP No. AUG AIR-1 is not expected to have any impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 in the fourth quarter of 2006 and its adoption had no effect on the Company’s financial statements for the year ended December 31, 2006 or for any prior period presented.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company will be required to adopt FIN 48 in the first quarter of fiscal year 2007. Management has evaluated the requirements of FIN 48 and does not expect the adoption of FIN 48 to have a material impact on the Company’s financial statements.

(4)	Accounts Receivable

The following represents the additions and deletions to the Company’s accounts receivable reserves for doubtful accounts during 2006, 2005, and 2004.

	Balance at beginning of year	Charged to reserve	Charged to expense (recovery)	Balance at end of year
2006 reserves for doubtful accounts	$10,000	$(9,849)	$(151)	$0
2005 reserves for doubtful accounts	160,000	(147,000)	(3,000)	10,000
2004 reserves for doubtful accounts	160,000	(3,764)	3,764	160,000

(5)	Leases

Aircraft Leases

At December 31, 2006 and 2005 the Company operated two leased Embraer Brasilia Model 120 aircraft, which are accounted for under an operating lease agreement.

Other Leases

The Company leases office and hangar space, spare engines and office equipment for its headquarters, reservation facilities, airport facilities, and certain other equipment. The Company also leases certain airport gate facilities on a month-to-month basis.

At December 31, 2006, commitments under non-cancelable operating leases (excluding aircraft supplemental rent requirements) with terms in excess of one year were as follows:

	Aircraft	Other	Total per year
2007	$600,000	$1,825,294	$2,425,294
2008	600,000	1,777,069	2,377,069
2009	600,000	1,771,349	2,371,349
2010	600,000	1,742,751	2,342,751
2011	600,000	—	600,000
Thereafter	750,000	—	750,000

	$3,750,000	$7,116,463	$10,866,463

The Company leases two Embraer Brasilia Model 120 aircraft from Boeing. At December 31, 2005, the Company was in arrears on its aircraft rental obligations under these leases in the amount of $7.3 million. The Company had also recorded a liability to Boeing in the amount of $1.3 million for accrued penalty interest on the missed lease payments. On December 20, 2006, the Company and Boeing entered into a Settlement Agreement that discharged the Company’s obligations for defaulted rent payments due to Boeing under lease agreements for these aircraft. The total discharged rental payments and penalty interest, that had accrued as of November 30, 2006, was $10,067,097. Simultaneously, the Company paid Boeing a lump sum of $1,150,000 and a maintenance payment for two aircraft engines. The lease was amended to: (i) reduce the monthly rental payments for each aircraft; (ii) require the Company to pay “maintenance rent,” which will be reimbursable upon completion of certain maintenance events; and (iii) remove the Company’s option to purchase the aircraft at the end of the April 2013 lease term at the aircrafts’ then fair market value.

In November 2002, the Company entered into a Deferral Agreement with FINOVA with respect to a leased Embraer Brasilia aircraft, whereby the Company agreed to pay reduced lease payments through the end of the aircraft lease. The lease terminated on November 1, 2003, and the Company returned the aircraft in January 2004. The Company is responsible for costs of repair and refurbishment in order to satisfy the required aircraft return conditions. Accordingly, in 2004, the Company recognized a liability of $0.2 million for such expenditures. As of December 31, 2005, the Company has accrued lease payments, together with accrued penalty interest, in the amount of $1.3 million. On October 20, 2006, the Company entered into a settlement agreement with FINOVA. See Note (7) for a further discussion of the terms of the agreement.

Rental expense under operating leases, including month-to-month leases, for the years ended December 31, 2006, 2005 and 2004 was $2.7 million, $2.5 million, and $2.4 million, respectively.

In August 2002, the Company entered into a Settlement Agreement with FINOVA, whereby the Company agreed to pay to FINOVA a total of $0.7 million, with interest at 10%, over a period of 48 months in settlement of amounts owed by the Company on the return of one leased Embraer Brasilia aircraft. During 2005, the Company was current on all payments of principal and interest under that agreement, resulting in an outstanding principal balance of $0.1 million as of December 31, 2005. This note was fully paid in 2006.

(6)	Accrued Liabilities.

Accrued liabilities consisted of the following balances at December 31, 2006 and 2005:

	2006	2005
Accrued expenses	$380,401	$594,425
Unearned revenue	2,638,099	2,181,860
Accrued property taxes	350,013	473,878
Accrued payroll	1,272,642	1,277,242
Accrued aircraft refurbishment	—	209,346
Accrued interest	6,691	5,576,457

Total accrued liabilities	$4,647,846	$10,313,208

At December 31, 2006, accrued interest decreased $3.8 million as a result of the reclassification of accrued interest to long-term debt from the Amended Restructuring Agreement, $1.3 million as a result of the December 20, 2006 Boeing Settlement Agreement and Lease Amendment, $0.3 million as a result of the October 10, 2006 FINOVA Settlement Agreement and $0.2 million other.

(7)	Notes Payable and Long-Term Debt

Current notes payable and current maturities of long-term debt consisted of the following balances at December 31, 2006 and 2005:

	2006	2005
Amounts due Raytheon Aircraft Credit Corporation:
Current maturities of Raytheon long-term debt—principal	$5,542,990	$11,886,853
Current portion of additional carrying value under SFAS 15	1,831,777	2,150,732

Current maturities of Raytheon long-term debt	7,374,767	14,037,585

Other current maturities of long-term debt	204,178	2,353,588
Other Current portion of additional carrying value under SFAS 15	63,931	—

Total current maturities of long-term debt (A)	$7,642,876	$16,391,173

Long-term debt and long-term debt classified as current consist of the following at December 31, 2006 and 2005:

	2006	2005
Long-Term Debt:
Raytheon Aircraft Credit Corporation—principal (B)	$67,602,232	$66,485,046
Additional carrying value under SFAS 15	7,118,672	8,925,042
Other long-term notes (C)	802,410	3,493,588

Total long-term debt	75,523,314	78,903,676

Less:
Raytheon Aircraft Credit Corporation current maturities of long-term debt and additional carrying value under SFAS 15	(7,374,767)	(14,037,585)
Other current maturities of long-term debt	(268,109)	(2,353,588)

Long-term debt net of current maturities	67,880,438	62,512,503

Less:
Raytheon Aircraft Credit Corporation long-term debt reclassified as current and additional carrying value under SFAS 15	—	(61,372,503)
Other long-term debt reclassified as current	—	(1,140,000)

Long-term debt classified as current (D)	—	(62,512,503)

Net long-term debt	$67,880,438	$—

(A)	At December 31, 2006 and 2005, the Company was in arrears on payments of principal and interest in the amounts of $12.5 million and $8.6 million respectively, which includes interest on the Aircraft Debt in the amounts of $2.8 million and $3.3 million, respectively. In accordance with FASB Statement of Financial Accounting Standards No. 6 (FAS 6), Classification of Short Term Obligations Expected to be Refinanced, the amounts of long-term debt that would otherwise be due after one year were reflected on the Company’s balance sheets as long-term obligations classified as current. Since the Company entered into to the Amended Agreement before the financial statements were issued, the amounts have been reclassified to non-current as of December 31, 2006.

The Amended Restructuring Agreement restated the terms of the notes; therefore, at December 31, 2006, the carrying amounts of the Raytheon notes consisted of 25 aircraft promissory notes and two long-term notes payable. Twenty-five of the promissory notes ($60.4 million at December 31, 2006) require payments of approximately $25,500 per month, with interest accruing on unpaid balances at the stated rate of 6.75% per annum. Each of these 25 promissory notes matures on June 30, 2011. Of the two long-term notes payable, the first note payable ($13.2 million at December 31, 2006) requires monthly payments of interest beginning in March 2007 and quarterly payments of principal beginning in June 2007. This note matures on December 31, 2015. The second note payable ($1.0 million at December 31, 2006) requires monthly payments of principal in the amount of $37,500 plus interest. Interest will accrue on the unpaid balances of the third note payable at the rate of LIBOR plus 400 basis points per annum. As of December 31, 2006, the Company was current on all payments on this note.

The new notes bear interest at a fixed rate; therefore, all but $1.0 million of the Company’s long-term debt is financed with fixed interest rates. All of the Raytheon notes are secured by the Beechcraft 1900D aircraft and other assets of the Company.

Until such time as all obligations due and payable under the Amended Restructuring Agreement are paid in full, the Company agreed to prepay amounts outstanding under the Company’s notes held by Raytheon in an amount equal to 70% of the “excess cash” for that fiscal year. “Excess cash” shall mean as at the end of any fiscal year an amount equal to (i) the sum of the Company’s cash, cash equivalents and short term instruments minus (ii) $3,000,000.

(B)	At December 31, 2006, the Raytheon notes consisted of 25 aircraft promissory notes and three long-term notes payable. Twenty-five of the promissory notes ($57.6 million at December 31, 2006) required payments of approximately $25,500 per month, with interest accruing on unpaid balances at the rate of LIBOR plus 375 basis points per annum. Each of these 25 promissory notes was to mature on December 31, 2012. During 2006, the Company made principal payments of $2.3 million on the Aircraft Debt. In addition the Company made payments of interest in the amount of $4.5 million. As of December 31, 2006, outstanding principal amount of the Aircraft Debt was $50.9 million, while the carrying value of the Aircraft Debt on the Company’s books was $57.6 million. During 2006, amortization of the SFAS 15 amount on the Company’s books reduced principal by $2.1 million. As of December 31, 2006, the Company was in arrears on payments of principal and interest for the aircraft debt in the amount of $12.5 million and was not in compliance with certain other financial covenants contained in the 2002 Restructuring Agreement.

Of the three long-term notes payable, the first note payable ($5.9 million at December 31, 2005) required quarterly payments of principal and interest beginning in 2005, at which time payments of principal and interest in the amount of $362,000 was due and payable quarterly. Interest accrued on the unpaid balance of the first note payable at the rate of 8.25% per annum, and the note was to mature on December 31, 2009. The second note payable ($6.0 million at December 31, 2006) required payments beginning in 2006, at which time payments of interest ranging in amounts from $41,000 to $44,000 were due and payable quarterly. Interest accrued on the unpaid balances of the second note payable at the rate of 6% per annum. The second note payable was to mature on September 30, 2007, at which time all outstanding amounts under the note would have been due and payable. The third note payable, referred to as the Engine Note, ($1.0 million at December 31, 2006) requires monthly payments of principal in the amount of $37,500 plus interest beginning January 31, 2004 at which time payments of principal and interest will be due and payable monthly. Interest will accrue on the unpaid balance of the Engine Note payable at the rate of LIBOR plus 400 basis points per annum. The Engine Note will mature on March 31, 2009.

At December 31, 2005, the Raytheon notes consisted of 25 aircraft promissory notes and three long-term notes payable. Twenty-five of the promissory notes ($61.9 million at December 31, 2005) required payments of approximately $25,500 per month, with interest accruing on unpaid balances at the rate of LIBOR plus 375 basis points per annum. Each of these 25 promissory notes was to mature on December 31, 2012. During 2005, the Company made principal payments of $2.8 million on the Aircraft Debt. In addition, the Company made payments of interest in the amount of $2.7 million. As of December 31, 2005, outstanding principal amount of the Aircraft Debt was $53.2 million, while the carrying value of the Aircraft Debt on the Company’s books was $61.9 million. During 2006, amortization of the SFAS 15 amount on the Company’s books reduced principal by $2.7 million. As of December 31, 2005, the Company was in arrears on payments of principal and interest for the aircraft debt in the amount of $8.6 million and was not in compliance with certain other financial covenants contained in the 2002 Restructuring Agreement. Of the three long-term notes payable, the first note payable ($6.0 million at December 31, 2005) required quarterly payments of principal and interest beginning in 2005, at which time payments of principal and interest in the amount of $362,000 were due and payable quarterly. Interest accrued on the unpaid balance of the first note payable at the rate of 8.25% per annum, and the note was to mature on December 31, 2009. The second note payable ($6.0 million at December 31, 2005) required payments beginning in 2006, at which time payments of interest ranging in amounts from $41,000 to $44,000 were due and payable quarterly. Interest accrued on the unpaid balances of the second note payable at the rate of 6% per annum. The second note payable was to mature on September 30, 2007, at which time all outstanding amounts under the note will be due and payable. The third note payable (Engine Note), executed in the first quarter of 2004, with a beginning principal balance of $2.3 million, ($1.5 million at December 31, 2005) required monthly payments of principal in the amount of $37,500 plus interest beginning January 31, 2004 at which time payments of principal and interest were due and payable monthly. Interest will accrue on the unpaid balances of the Engine Note at the rate of LIBOR plus 400 basis points per annum. The Engine Note will mature on March 31, 2009.

The Company returned five owned Beechcraft 1900D aircraft during 2005 to satisfy the notification received from Raytheon on April 25, 2005, that it intended to reduce its exposure by requiring the Company to return five Beechcraft 1900D aircraft. As a result, during 2005, the Company reduced its outstanding aircraft debt and accrued interest by $12.9 million and recorded gains on extinguishment of debt obligations of $0.6 million. Upon the return of each aircraft, Raytheon released the Company from all future obligations including past due principal under the related financing. The Company remained obligated to pay Raytheon past due interest of $0.5 million on terminated debt for the five aircraft.

As of December 31, 2005, the Company was in default of almost all of the financial covenants contained in the 2002 Restructuring Agreement.

The Company returned five owned Beechcraft 1900D aircraft during 2005 to satisfy the notification received from Raytheon on April 25, 2005, that it intended to reduce its exposure by requiring the Company to return five Beechcraft 1900D aircraft. As a result, during 2005, the Company reduced its outstanding aircraft debt and accrued interest by $12.9 million and recorded gains on extinguishment of debt obligations of $0.6 million. Upon the return of each aircraft, Raytheon released the Company from all future obligations including past due principal under the related financing. The Company remained obligated to pay Raytheon past due interest of $0.5 million on terminated debt for the five aircraft.

(C)	On October 20, 2006, the Company entered into a settlement agreement with FINOVA. In accordance with the provisions of SFAS 15, the Company recorded the FINOVA debt on its books in the amount of $1.0 million. The note payable to FINOVA requires monthly payments of approximately $22,342, with interest at the rate of 9.0%, and will mature on June 30, 2010. At December 31, 2006, the Company was current with all payments on this note.

On September 28, 2006, the Company entered into an agreement with CIT whereby CIT would accept a one-time payment of $2.2 million in settlement of all amounts due to CIT. Accordingly, the Company recognized a gain of $1.1 million on the extinguishment of debt.

At December 31, 2005, other long-term notes consist of one note payable to CIT Aerospace (CIT) and one note payable to FINOVA. The note payable to CIT required payments ranging from $95,000 to $102,000 per month, with interest at the rate of LIBOR plus 275 basis points per annum. The note payable to CIT was secured by three Embraer Brasilia Model 120 aircraft and was to mature in December 2007. The Company made complete settlement of this note during 2006.

The note payable to FINOVA required monthly payments of approximately $18,314, with interest at the rate of 10% per annum. The Company made complete settlement of this note during 2006. At December 31, 2005, principal and interest outstanding on the note payable to CIT was $3.6 million, and principal and interest outstanding on the note payable to FINOVA was $0.1 million.

(D)	At December 31, 2005, the Company was in arrears with respect to almost all of the Company’s aircraft debt and lease obligations. Therefore, in accordance with generally accepted accounting principles, the amounts of long-term debt that would otherwise be due after one year were reflected on the Company’s 2005 balance sheets as long term obligations classified as current. In addition to $55.8 million of outstanding debt principal, the amount of long-term debt classified as current included $6.7 million of additional carrying amounts under SFAS 15 (see Note 2).

As of December 31, 2006, the long-term debt obligations due in the five subsequent years and thereafter under their contractual terms were as follows:

	Beechcraft 1900Ds	Embraer Brasilias	Other	Total
2007	$3,940,218	204,178	$1,602,772	5,747,168
2008	4,391,466	223,332	1,602,772	6,217,570
2009	4,711,365	244,282	1,518,884	6,474,531
2010	5,044,108	130,618	1,402,772	6,577,498
2011	35,324,205	—	1,652,772	36,976,977
Thereafter	—	—	6,410,897	6,410,897

	53,411,362	802,410	14,190,869	68,404,641

Additional carrying value under SFAS 15	6,982,701	135,972	—	7,118,673

	$60,394,063	$938,382	$14,190,869	$75,523,314

Due to the amortization of the SFAS 15 amounts on the Company’s restructured debt obligations to Raytheon, the Company’s interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During 2005, the Company’s contractual interest expense for all long-term debt obligations was $6.0 million. In accordance with procedures set forth in SFAS 15, the Company amortized $2.3 million of the SFAS 15 balances during 2006. As a result, the Company’s net interest expense on long-term debt obligations, as reflected on the financial statements, was $3.5 million on December 31, 2006.

(8)	Income Taxes

During 2006, the Company had federal taxable income of approximately $2.9 million that was offset by net operating loss carryforwards. The utilization of the net operating loss carryforwards did not result in deferred tax expense as such assets were fully reserved by a valuation allowance. Tax expense recorded in 2006 is due to Alternative Minimum Tax. Due to taxable losses during fiscal year 2004, the Company did not accrue any federal or state income tax liability for the year ended December 31, 2004.

The federal statutory tax rate differs from the Company’s effective income tax rate for the years ended December 31, 2006, 2005, and 2004 as follows:

	2006	2005	2004
Federal statutory (expense)/benefit rate	(35.0)%	(35.0)%	(35.0)%

State income taxes, net of federal benefit	(2.6)	(2.6)	—

Change in valuation allowance and other	36.9	37.6	35.0

Net effective income tax rate	(0.7)%	0.0%	0.0%

Deferred tax assets (liabilities) as of December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Deferred tax assets:

Net operating loss carryforwards	$27,575	$28,308

Alternative Minimum Tax carryforwards	115

Accrued liabilities and other	7,414	11,244

Total gross deferred tax assets	35,104	39,552

Less: valuation allowance	(14,275)	(19,791)

	20,829	19,761
Deferred tax liabilites:

Property and equipment	(20,829)	(19,761)

Total deferred tax asset (liability)	$—	$—

The Company has reviewed its deferred tax assets and has not recognized the potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years.

The Company has estimated net operating loss carry forwards for federal income tax purposes in a total amount of approximately $73.3 million at December 31, 2006, expiring in years from 2007 through 2024. The net change in the total valuation allowance for the fiscal year ended December 31, 2006 was a decrease of $5.5 million, which includes the effects of adjustments relative to filed tax returns.

The Company believes that over the three-year period from January 1, 2004 through December 31, 2006, the stock ownership percentages (by value) of “5-percent shareholders” (as such term is defined in Internal Revenue Code Section 382) have not increased, in the aggregate, by more than 50 percentage points over such shareholders’ lowest ownership percentages within such three-year period. Accordingly, the Company believes that the Company’s ability to use its estimated net operating loss carry forwards is not subject to any annual limitations set forth in Internal Revenue Code Section 382. Any future changes in stock ownership by one or more 5-percent shareholders could potentially subject the Company to such annual limitations.

(9)	Employee Benefit Plans

(a) 401(k). The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all of the Company’s employees. The Company matches up to 4% of participating employees’ contributions. Company contributions net of forfeitures totaled $178,541 in 2006, $65,570 in 2005, and $188,160 in 2004.

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

During the year ended December 31, 2006, there were no options granted, exercised, cancelled, or forfeited. The Company did not realize any tax deductions related to the exercise of stock options during the year. The Company will record such deductions to additional paid in capital when realized. There are no shares available for grant under the Plans as of December 31, 2006. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2006 was $457,041. There was no unrecognized compensation cost from unvested stock options as of December 31, 2006. See Note (3) “Summary of Significant Accounting Policies and Procedures” for further discussion.

A summary of the option activity under all stock option plans during the year ended December 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted_Average Remaining Contractual Life (Years)
Outstanding at January 1, 2006	570,000	$0.95

Granted	—	—
Canceled	—	—
Exerciesed	—	—

Outstanding at December 31, 2006	570,000	$0.95	5

Options exercisable at December 31, 2006	570,000	$0.95	5

Pro forma information regarding net income and net income per share, as disclosed in Note 3, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of SFAS 123(R). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were issued during the years ending December 31, 2006, 2005, or 2004.

(10)	Income/(Loss) Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted income and loss per share computations for the periods presented:

	2006			2005			2004
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic income (loss) per share attributable to common shareholders	$15,679,065	14,071,970	$1.11	$1,180,807	14,071,970	$0.08	$5,628,930	14,071,970	$0.40

Effect of dilutive securities:
Stock options	—	307,587	(0.02)	—	211,067	0.00	—	230,298	(0.01)

Diluted income (loss) per share attributable to common shareholders	$15,679,065	14,379,557	$1.09	$1,180,807	14,283,037	$0.08	$5,628,930	14,302,268	$0.39

For the years ended December 31, 2006, 2005, and 2004, the number of stock options that were excluded from the calculation of diluted earnings per share, because the exercise of such options would have been anti-dilutive, totaled approximately 120,000, 160,000, and 170,000, respectively.

Under the Amended Agreement, the Company is prohibited from paying dividends.

(11)	Commitments and Contingencies

(a) Transactions with Affiliates. The Company rents six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for the various leases were $30,700 in 2006, $30,700 in 2005, and $35,400 in 2004. As of December 31, 2006 the Company had no balance payable.

As of February 28, 2007, Raytheon owned 5,371,980 shares of common stock of the Company, representing an approximate 38.2% interest in the Company’s outstanding common stock. The Company acquires various aircraft parts from Raytheon for maintenance. Total payments for the various aircraft parts were $1.2 million in 2006, $0.8 million in 2005, and $0.9 million in 2004. See Note 2 to the financial statements, “Restructuring Agreement with Raytheon Aircraft Credit Corporation,” for further information regarding the Company’s ongoing transactions with Raytheon.

(b) Litigation. The Company was a defendant in a lawsuit arising from a gear-up landing of one of the Company’s Beechcraft 1900D aircraft at O’Hare International Airport in Chicago, Illinois in 2001. On February 2, 2007 this matter was settled without any payment of claims by the Company.

The Company is a party to other ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

(c) Union Agreements. The Company’s pilots are represented by the International Brotherhood of Teamsters (IBT). The Company’s labor agreement with the pilots became amendable on October 30, 2000. In May 2006, the Company and the IBT agreed to binding arbitration to achieve a new three year labor agreement. On September 16, 2006, the arbitrator ruled on terms that resulted in a new labor agreement that will not become amendable until September 16, 2009.

(12)	Selected Quarterly Financial Data (Unaudited – See accompanying accounts’ report)

The following table presents selected quarterly unaudited financial data for each of the years ended December 31, 2006 and 2005 (in thousands, except for per share information):

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Operating revenues	$20,086	$22,020	$23,542	$21,966	$87,614
Operating income (loss)	(80)	1,482	4,493	2,941	8,836
Net income (loss)	(945)	549	4,825	11,250	15,679
Net income (loss) per share
Basic	$(0.07)	$0.04	$0.34	$0.80	$1.11
Diluted	(0.07)	0.04	0.34	0.78	1.09
Weighted average shares outstanding
Basic	14,072	14,072	14,072	14,072	14,072
Diluted	14,292	14,351	14,376	14,413	14,380

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Operating revenues	$16,185	$18,387	$21,043	$20,778	$76,393
Operating income (loss)	(1,367)	656	1,855	2,138	3,282
Net income (loss)	(1,884)	66	1,718	1,281	1,181
Net income (loss) per share
Basic	$(0.13)	$0.00	$0.12	$0.09	$0.08
Diluted	(0.13)	0.00	0.12	0.09	0.08
Weighted average shares outstanding
Basic	14,072	14,072	14,072	14,072	14,072
Diluted	14,292	14,270	14,286	14,294	14,283

In the third quarter of 2006, the Company reduced maintenance expense by approximately $580,000 for estimates in the Fleet Management ProgramTM contract. In the third and fourth quarters of 2006, the Company recognized gains from extinguishment of debt and lease obligations of $1.1 million and $9.3 million respectively, and in the second and third quarters of 2005, the Company recognized gains from extinguishment of debt as discussed in Note 7.

The Company evaluates its reserves for salary, wages, benefits, and bad debts on a quarterly basis. In 2005 adjustments in the fourth quarter associated with these accounts increased net income by approximately $460,000.

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

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Company’s proxy statement for the 2007 annual meeting of shareholders.

Pursuant to General Instruction G(3) to the Annual Report on Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of the Company is provided in Part I of this Annual Report on Form 10-K under separate caption.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Company’s code of ethics is posted on the Company’s web site at www.flygreatlakes.com.

Item 11.	Executive Compensation.

Incorporated by reference to the Company’s proxy statement for the 2007 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Company’s proxy statement for the 2007 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference to the Company’s proxy statement for the 2007 annual meeting of shareholders.

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference to the Company’s proxy statement for the 2007 annual meeting of shareholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial statements of the Company included in Item 8, “Financial Statements and Supplementary Data”:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2006 and 2005

(iii)	Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

(iv)	Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2006, 2005 and 2004

(v)	Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004

(vi)	Notes to Financial Statements

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

GREAT LAKES AVIATION, LTD.

Dated: March 30, 2007	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael O. Matthews
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

Signature	Title	Date

/s/ Douglas G. Voss	Chairman of the Board and Director	March 30, 2007
Douglas G. Voss

/s/ Charles R. Howell IV	Chief Executive Officer	March 30, 2007
Charles R. Howell IV	(Principal Executive Officer)

/s/ Michael O. Matthews	Vice President and	March 30, 2007
Michael O. Matthews	Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ Vernon A. Mickelson	Director	March 30, 2007
Vernon A. Mickelson

/s/ Ivan L. Simpson	Director	March 30, 2007
Ivan L. Simpson

/s/ James Link	Director	March 30, 2007
James Link

/s/ Allan R. Moulton III	Director	March 30, 2007
Allan R. Moulton III

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

10.2	1993 Director Stock Option Plan. (1)

10.3	Great Lakes Aviation, Ltd. Employee Stock Purchase Plan. (1)

10.4	Amended and Restated Restructuring Agreement dated as of March 9, 2007 by and between the Company and Raytheon Aircraft Credit Corporation. Filed herewith.

10.5	Senior Note, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. Filed herewith.

10.6	First Amendment to Security Agreement dated as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. Filed herewith.

10.7	Form of Amended and Restated Promissory Note relating to 1900D aircraft, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. Filed herewith.

10.8	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.9	Fifth Amendment to Security Agreement, dated as of March 9, 2007 by and between Raytheon Aircraft Credit Corporation and the Company. Filed herewith.

10.10	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Credit Corporation and the Company. (2)

10.11	Form of First Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. Filed herewith.

10.12	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

10.13	Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

10.14	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (3)

10.15	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (3)

10.16	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.17	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (5)

10.18	Installment Payment Agreement between the Company and the United States Department of Homeland Security Transportation Security Administration dated August 11, 2004. (6)

10.19	Term Cost PlanTM Agreement dated April 1, 2004 executed by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (5)

10.20	Settlement Agreement entered into as of December 20, 2006, by and between Boeing Capital Corporation and the Company. (8)

14	Code of Ethics. Available on the Company’s web site.

23.1	Consent of KPMG LLP. Filed herewith.

24	Powers of Attorney. Included on signature page to Form 10-K.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer. Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer. Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 0-23224)
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23224)
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23224)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. (File No. 0-23224)
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 27, 2006. (File No. 0-23224)