Form 10-K/A
period 2006-12-31
GREAT LAKES AVIATION LTD
filed 2007-04-30
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-23224

GREAT LAKES AVIATION, LTD.

(Exact name of registrant as specified in its charter)

Iowa	42-1135319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1022 Airport Parkway Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)

(307) 432-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2006 was approximately $7,168,443

As of April 26, 2007, there were 14,071,970 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

The following table and narrative provide information with respect to the Company’s directors as of April 26, 2007. The directors are elected annually, by a plurality of the votes cast. Each director has been appointed to serve until his or her successor has been duly elected and qualified. There are no familial relationships between any director or officer of the Company.

Name	Age	Position with the Company	Director Since
Douglas G. Voss	52	Chairman of the Board of Directors	1979
James Link	62	Director	2005
Vernon A. Mickelson	80	Director	1994
A.R. Moulton, III	64	Director	2005
Ivan L. Simpson	55	Director	1997

Douglas G. Voss. Mr. Voss co-founded the Company in 1979 and served in the position of Chief Executive Officer from the Company’s inception until December 31, 2002. Mr. Voss has served as a director of the Company since the Company’s inception and became Chairman of the Board of Directors on December 31, 2002. Mr. Voss became a pilot in 1974 and holds both an Airline Transport Pilot Certificate and an Airframe and Powerplant Mechanic Certificate. Mr. Voss is a graduate of Colorado Aero Tech. Mr. Voss has also served the Company in a number of operational positions, including Director of Maintenance and Director of Operations. Mr. Voss is a member of the Board of Directors of the Washington, D.C. based Regional Airline Association.

James Link. Mr. Link became a director of the Company in April 2005. Mr. Link has been employed as a business consultant since January 2002. He was Chief Executive Officer of Impulse Airlines in Sydney, Australia from January 2001 to December 2001. Mr. Link previously held the following positions with Raytheon Aircraft Company: Assistant to the CEO from January 2000 to December 2000; Vice President of Worldwide Sales from January 1998 to December 2000; Vice President of International Sales from April 1995 to December 1998; and Vice President and Treasurer from September 1988 to May 1995. He also served as President of Raytheon Aircraft Financing from September 1988 to May 1995.

Vernon A. Mickelson. Mr. Mickelson became a director of the Company in January 1994. For more than the past 17 years, Mr. Mickelson has been self-employed as a consultant. He provided services to the Company concerning matters involving FAA regulatory compliance and maintenance quality control from 1988 to 1994. Mr. Mickelson has worked in the aviation industry since 1949, primarily in the field of aircraft manufacturing and maintenance. From 1969 to 1988, Mr. Mickelson was employed by the FAA in flight standards as principal inspector and supervisor of FAA maintenance and avionics inspectors assigned in the States of Indiana and Iowa. In his career, he has held or holds several FAA maintenance certificates and FAA designations in aircraft maintenance in addition to holding a commercial pilot’s certificate. Mr. Mickelson is a graduate of Spartan School of Aeronautics (1948-49), specializing in airline service maintenance.

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

Ivan L. Simpson. Mr. Simpson became a director of the Company in 1997. Mr. Simpson co-founded the Company in 1979, and served in various operational roles through 1987, including Chief Pilot and Vice President and Director of Operations. He has been employed as an Airline Transport Pilot for American Airlines since 1987. Mr. Simpson holds an Airline Transport Pilot Certificate and is Type rated in the Boeing 757/767 and MD80 aircraft.

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

Executive Officers

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding the Company’s executive officers is provided in Part I of our Form 10-K under separate caption.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Company’s code of ethics satisfies the requirements of Item 406(b) of Regulation S-K. The Company’s code of ethics is posted on the Company’s web site at www.flygreatlakes.com. The Company intends to disclose any amendments to or waivers from a provision of its code of ethics that requires disclosure on its website at www.flygreatlakes.com.

Audit Committee Matters

The Company has an audit committee that is established in accordance with Section 3(a)(58)(A) of the Exchange Act, comprised of James Link, Vernon A. Mickelson and Ivan L. Simpson. Under NASDAQ Marketplace Rules that would apply if the Company’s common stock were listed on NASDAQ, each member of the audit committee would be required to (i) be independent as defined under NASDAQ Marketplace Rule 4200(a)(15); (ii) meet the criteria for independence set forth in Rule 10A-3 under the Exchange Act; (iii) not have participated in the preparation of the financial statements of the company or any current subsidiary of the company at any time during the past three years; and (iv) be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. The Company’s Board of Directors has determined that each member of the audit committee would meet these requirements.

The Company’s Board of Directors has determined that the Company does not have an audit committee financial expert serving on the audit committee. The Board of Directors believes that the collective financial and business expertise of the members of the audit committee is sufficient to satisfy the functions of the audit committee under the terms of the audit committee charter. The Company’s audit committee charter is posted on the Company’s web site at www.flygreatlakes.com.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Purpose and Philosophy

The compensation committee of the Board of Directors is responsible for developing and recommending to the Board of Directors the Company’s executive compensation program for its principal executive officers: Mr. Howell, Chief Executive Officer; Mr. Matthews, Chief Financial Officer and Vice President; Mr. Tuinstra, Treasurer; and Mr. Voss, Chairman of the Board. Each of these executive officers is included in the Summary Compensation Table and the related tables beginning on page 5.

The compensation committee has an executive compensation policy that is intended to attract and retain executive officers and motivate them to achieve the Company’s business objectives. In alignment with the overall philosophy, the compensation committee believes that strong, effective leadership is the cornerstone of the Company’s success. To be successful, the Company must be able to attract, retain, and motivate highly qualified executive officers with the competencies needed to excel in a rapidly changing marketplace and to understand issues relating to a diverse group of companies in several different industries.

Executive compensation at the Company is based on the performance of both the Company and the individual executive. The compensation committee believes that the Company provides fair and equitable compensation to its executive officers by competitive pay, retirement income, and competitive health, dental and other benefits. Executive compensation is designed to reward executives for current year financial success and recognize the responsibilities of the executive officers for meeting the Company’s financial goals. Retirement benefits are provided to encourage long tenure amongst the executive officers. Health, dental, vacation and other benefits are designed to be competitive with companies with whom the Company competes for executive talent.

Total compensation paid to the Company’s executive officers is measured against similarly sized organizations (based on revenue) in the transportation industry and the regional airline sectors. The Company targets total direct compensation for each executive officer near the median for similarly sized organizations in the transportation industry and the regional airline sector.

In 2006, the compensation committee reviewed financial reports of various transportation companies in the same market capitalization range as the Company, comparing compensation information for the executive officers of the Company with that for executive officers of those companies. The compensation committee used the regional airline sector averages as a significant check or second reference point for its decisions. This data was utilized in establishing a market median for each executive officer related to base pay. In addition to market data, the compensation committee considers individual performance and historical compensation.

Mr. Voss advises the compensation committee by making compensation recommendations for Mr. Howell, Mr. Matthews and Mr. Tuinstra, which the Committee may, but is not required to, consider. Mr. Voss does not make recommendations on his own compensation. In 2006, after the compensation committee had made a preliminary decision on compensation, Mr. Voss asked that his compensation remain the same. The final compensation decision by the compensation committee for Mr. Voss reflected his request.

Base Pay

Base pay is a traditional element of compensation provided almost universally by corporations. Base pay for each executive officer is set after considering market data for similar jobs in general industry and the regional airline sector as reviewed by the compensation committee. The compensation committee also considers the level of compensation available under incentive programs for the Company’s executive officers. In 2006, base pay for executive officers was below general industry market median ranging from 60% of general industry market median to 80% of general sector market median. This deviation from market was noted and reflected the compensation committee’s recommendation to the board of directors that in addition to base pay, a pay for performance plan be implemented in the coming year.

Annual Cash Incentive

In 2006, the compensation committee proposed an executive incentive plan that would provide annual cash incentives for achieving the Company’s annual performance targets. The Board of Directors determined not to implement an executive incentive plan for 2006. The compensation committee may resubmit the executive incentive plan for the Board’s consideration in 2007.

Compensation for CEO Charles Howell

Compensation for Mr. Howell is set solely by the compensation committee with approval of the Board of Directors. During 2006, Mr. Howell worked under an employment agreement that expired on December 30, 2006. The components of Mr. Howell’s compensation consist of base pay, and a stock-based long-term incentive (issued under a plan which expired on October 31, 2003) and competitive health, dental and other benefits. Mr. Howell’s compensation (including base salary and long-term incentive) is determined based upon several factors, including (1) market median compensation for similar positions at similarly sized companies in the regional airline sector; (2) job complexity; (3) tenure; and (4) internal compensation considerations with respect to other current employees.

Mr. Howell received long-term incentive compensation in 2002 in the form of restricted stock options to purchase 200,000 shares of the Company’s common stock at an exercise price of $.40 per share which was granted on December 31, 2002 . The grant of these restricted stock options was approved by the compensation committee under the Great Lakes Aviation Ltd. 1993 Stock Incentive Plan. The restricted stock options vested as to 100,000 shares on each of December 31, 2003 and December 31, 2004. Mr. Howell has no voting rights with respect to the shares underlying the restricted stock options until he exercises the options.

Compensation for Board Chairman Douglas Voss

Compensation for Mr. Voss is set by the compensation committee with approval of the Board of Directors. The components of Mr. Voss’s compensation consist of base pay, and a stock-based long-term incentive (issued under a plan which expired in October, 2003) and competitive health, dental and other benefits.

Mr. Voss’s compensation (including base salary, and long-term stock based incentive) is determined based upon several factors, including (1) market median compensation for similar positions at similarly sized companies in the regional airline sector; (2) job complexity; (3) tenure; and (4) his leadership of the Company.

Mr. Voss received long-term incentive compensation in 2002 in the form of restricted stock options to purchase 200,000 shares of the Company’s common stock at an exercise price of $.40 per share which was granted on December 31, 2002. The grant of these restricted stock options was approved by the compensation committee under the Great Lakes Aviation Ltd. 1993 Stock Incentive Plan. The restricted stock options vested as to 100,000 shares on each of December 31, 2003 and December 31, 2004. Mr. Voss has no voting rights with respect to the shares underlying the restricted stock options until he exercises the options. Mr. Voss also has additional vested stock options that have not yet been exercised as set forth in the table on page 6.

Retirement Savings Plan

The Company provides a 401(k) Retirement Savings Plan in which the employees of the Company, including the executive officers, may participate. The plan permits all employees to set aside a portion of their income into the 401(k) Retirement Savings Plan and the Company matches one hundred percent (100%) of the first four percent (4%) contributed by an employee up to the statutory maximum. Employee contributions are vested immediately, while matching contributions by the Company vest 20% after two years of service with the Company, and 20% for each year of service thereafter until fully vested. The participation of the executive officers is on the same terms as any other participant in the plan.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code imposes limits on tax deductions for executive compensation in excess of $1,000,000 paid to any of the five top executive officers named in the summary compensation table. It is the compensation committee’s policy to take reasonable steps to preserve this tax deduction.

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company’s named executive officers for fiscal year 2006:

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)(a)	Total ($)
Charles R. Howell IV Chief Executive Officer	2006	120,000	900	120,900
Michael O. Matthews Vice President and Chief Financial Officer	2006	120,000	4,800	124,800
Douglas G. Voss Chairman of the Board of Directors	2006	120,000	—	120,000
Michael L. Tuinstra Treasurer	2006	95,000	3,800	98,800

(a)	Represents matching contributions made by the Company on behalf of Mr. Howell, Mr. Matthews, and Mr. Tuinstra under the Company’s 401(k) retirement savings plan. These matching contributions are subject to vesting in accordance with the terms of the plan. See discussion above under “Retirement Savings Plan.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards held by the Company’s named executive officers as of December 31, 2006:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Charles R. Howell IV	200,000(a)	—	—	0.40	12/30/2012
Michael O. Matthews	—	—	—	—	—
Douglas G. Voss	200,000(a)	—	—	0.40	12/30/2012
	100,000(b)	—	—	2.75	12/27/2008
Michael L. Tuinstra	20,000(b)	—	—	1.06	10/19/2010

(a)	These options vested as to 100,000 shares on each of December 31, 2003 and December 31, 2004.
(b)	These options vested with respect to 20% of the shares purchasable thereunder on each of the first, second, third, fourth and fifth anniversaries of the date of grant.

Employment Agreements

On December 31, 2002, the Company entered into employment agreements with Mr. Voss and Mr. Howell, under which they serve as Chairman of the Board of Directors and Chief Executive Officer, respectively. The agreements entitle each executive to receive a base salary of $120,000 annually and to participate in the Company’s compensation and benefit plans. The agreement with Mr. Voss expired on December 30, 2004 and the agreement with Mr. Howell expired on December 30, 2006. As partial consideration for entering into these employment agreements, Messrs. Voss and Howell each received stock options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The options vested ratably on the first and second anniversary date of the employment agreements.

Compensation of Directors

Directors of the Company who are not employees of the Company participate in the Company’s Director Stock Option Plan (expired as of November 2003) and are paid a director fee consisting of a quarterly retainer fee of $1,000, $1,000 per day for each Board conference attended and $1,000 for each Board or Committee meeting attended, plus reimbursement for all out-of-pocket expenses incurred on behalf of the Company.

The following table sets forth information concerning the compensation of the Company’s directors for fiscal year 2006:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
James Link	13,000	—	13,000
Vernon A. Mickelson	13,000	—	13,000
A.R. Moulton, III	9,000	—	9,000
Ivan L. Simpson	13,000	—	13,000

Messrs. Link, Mickelson and Simpson received $4,000 in quarterly retainer fees, $4,000 for four audit committee meetings, $1,000 for one board meeting, $1,000 for one compensation committee meeting and $3,000 for three days of board conferences. Mr. Moulton received $4,000 in quarterly retainer fees, $1,000 for one board meeting and $4,000 for four days of board conferences.

The following table sets forth information concerning the outstanding equity awards held by the Company’s directors as of December 31, 2006:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James Link	—	—	—	—
Vernon A. Mickelson	20,000(a)	—	2.75	12/27/2008
	5,000(b)	—	1.31	5/17/2011
	5,000(b)	—	0.31	5/17/2012
A.R. Moulton, III	—	—	—	—
Ivan L. Simpson	10,000(a)	—	1.41	7/31/2007
	5,000(b)	—	1.31	5/17/2011
	5,000(b)	—	0.31	5/17/2012

(a)	These options vested with respect to 20% of the shares purchasable thereunder on each of the first, second, third, fourth and fifth anniversaries of the date of grant.
(b)	These options vested in their entirety on the first anniversary of the date of grant.

Compensation Committee Interlocks and Insider Participation

Messrs. Mickelson, Simpson, and Link comprised the compensation committee for purposes of setting compensation levels for 2006. No member of the compensation committee was an officer or employee of the Company or its subsidiary during the fiscal year ended December 31, 2006. Mr. Simpson was an officer and employee of the Company from 1979 through 1987. None of the members of the compensation committee had any relationship requiring disclosure under Item 404(a) of Regulation S-K. There were no compensation committee interlocks as described in Item 407(e)(4) of Regulation S-K.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis that appears herein. Based on such review and discussions, the committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company’s 2006 Annual Report on Form 10-K/A.

The name of each person who serves as a member of the committee is set forth below.

Respectfully submitted,
/s/ Vernon A. Mickelson
/s/ Ivan L. Simpson
/s/ James Link
The Compensation Committee

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains certain information as of April 26, 2007 regarding the beneficial ownership of the Common Stock by (i) each person known to the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the summary compensation table, and (iv) all directors and executive officers of the Company as a group. Any shares that are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o Great Lakes Aviation, Ltd., 1022 Airport Parkway, Cheyenne, Wyoming 82001.

	Amount and Nature of Beneficial Ownership (1)	Percentage of Outstanding Stock
Douglas G. Voss	5,879,245(2)(3)	40.9%
Raytheon Aircraft Credit Corporation	5,371,980	38.2%
10511 E. Central Avenue
Wichita, Kansas 67206
Gayle R. Brandt	1,979,342(2)(3)	14.1%
256 Emerald Meadows Drive
Arnolds Park, Iowa 51331
Iowa Great Lakes Flyers, Inc.	1,051,658(4)	7.5%
10400 Milliron Road
Cheyenne, Wyoming 82009
Tennenbaum & Co., LLC	858,400(5)	6.1%
1999 Avenue of the Stars, 32nd Floor
Los Angeles, California 90067
Michael E. Tennenbaum	858,400(6)	6.1%
1999 Avenue of the Stars, 32nd Floor
Los Angeles, California 90067
Charles R. Howell IV	200,000(7)	1.4%
Vernon A. Mickelson	37,000(8)	*
1209 3rd Avenue West
Spencer, Iowa 51301
Michael L. Tuinstra	22,430(9)	*
Ivan L. Simpson	20,450(10)	*
21261 North Bay Drive
Spirit Lake, Iowa 51360
James Link	*	*
Michael O. Matthews	*	*
Allan R. Moulton	*	*
All directors and executive officers as a group (8 persons)	6,159,125(11)	42.1%

*	Indicates ownership of less than 1% of the outstanding shares of Common Stock.
(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” as set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person, as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of April 26, 2007. The same shares may be beneficially owned by more than one person.
(2)	Mr. Voss is the beneficial owner of 2,848,245 shares of Common Stock, which includes 300,000 shares of Common Stock subject to currently exercisable options. Ms. Brandt is the record owner of 1,979,342 shares of Common Stock. The 1,979,342 shares of Common Stock owned by Ms. Brandt and the 1,051,658 shares of Common Stock owned by Iowa Great Lakes Flyers, Inc. are included in the 5,879,245 shares of Common Stock reported by Mr. Voss.
(3)	Ms. Brandt has granted to Mr. Voss an irrevocable proxy to vote her shares of Common Stock (the Shares) until June 28, 2010. Mr. Voss and Ms. Brandt have also entered into a Shareholder Buy-Sell Agreement (the Agreement) with respect to the Shares. The term of the Agreement (the Term) is until June 28, 2010 or until such time as Ms. Brandt does not own any Shares or the Company is dissolved or liquidated. Pursuant to the Agreement, Ms. Brandt could not sell any Shares until June 28, 1999, at which time she was able to sell 470,000 Shares and an additional 235,000 Shares in each year thereafter. Mr. Voss, however, has been granted a right of first refusal to purchase for the market price any Shares that Ms. Brandt desires to sell. The Agreement also provides Mr. Voss the option to purchase any Shares at any time during the Term for the market price of shares of Common Stock. The Agreement provides that in any transaction in which Mr. Voss sells greater than 5% of his shares of Common Stock, Mr. Voss has the right to compel Ms. Brandt to include the Shares held by her in such transaction on the same terms as the shares of Common Stock of Mr. Voss. In turn, Ms. Brandt has the right to have her Shares included by Mr. Voss in any such transaction on a pro rata basis. The Agreement also provides Mr. Voss with the right to purchase the Shares at the market price upon the death of Ms. Brandt or upon an involuntary disposition of the Shares held by Ms. Brandt.
(4)	Beneficial ownership of all 1,051,658 shares of Common Stock is shared with Douglas G. Voss.
(5)	Beneficial ownership of all 858,400 shares of Common Stock is shared with Michael E. Tennenbaum.
(6)	Beneficial ownership of all 858,400 shares of Common Stock is shared with Tennenbaum & Co., LLC.
(7)	Consists of 200,000 shares of Common Stock subject to currently exercisable options.
(8)	Includes 30,000 shares of Common Stock subject to currently exercisable options.
(9)	Includes 20,000 shares of Common Stock subject to currently exercisable options.
(10)	Includes 20,000 shares of Common Stock subject to currently exercisable options.
(11)	Includes an aggregate of 570,000 shares of Common Stock subject to currently exercisable options.

Equity Compensation Plan Information

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	570,000	$0.95	0(1)

(1)	As of October 31, 2003, no additional options may be granted under either the Company’s Employee Stock Purchase Plan or the Company’s 1993 Director Stock Option Plan. In addition, as of November 30, 2003, all shares authorized under the Company’s Employee Stock Purchase Plan had been issued and sold, and the Employee Stock Purchase Plan expired by its terms.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval or Ratification of Transactions with Related Persons

The Audit Committee of the Board of Directors of the Company is responsible for reviewing any proposed transaction with a related person. The Board of Directors adopted a written policy for the review and approval of related person transactions requiring disclosure under Rule 404(a) of Regulation S-K. This policy states that the audit committee is responsible for reviewing and approving or disapproving all interested transactions, which are defined as any transaction, arrangement or relationship in which (a) the amount involved may be expected to exceed $120,000 in any fiscal year, (b) the Company will be a participant, and (c) a related person has a direct or indirect material interest. A related person is defined as an executive officer, director or nominee for director, or a greater than five percent beneficial owner of the Company’s common stock, or an immediate family member of the foregoing. The policy deems certain interested transactions to be pre-approved, including the employment and compensation of executive officers and compensation paid to directors. All future transactions between the Company and its executive officers, directors and principal shareholders and their affiliates will be approved by the Audit Committee pursuant to the foregoing policy.

Transactions with Related Persons

Raytheon Aircraft Credit Corporation. As of April 26, 2007, Raytheon Aircraft Credit Corporation (Raytheon) owned 5,371,980 shares of common stock of the Company, representing an approximate 38.2% interest in the Company’s outstanding common stock. The Company issued the shares to Raytheon in December 2002 as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. See “Business” for a description of the Restructuring Agreement, including certain continuing rights and obligations of the parties.

Iowa Great Lakes Flyers, Inc. Douglas G. Voss is the sole owner of Iowa Great Lakes Flyers, Inc. (Flyers), a corporation that owns and operates six-passenger aircraft and a rental car that are leased to the Company. The Company believes that its leases with Flyers are on terms no less favorable to the

Company than would be similar transactions with unaffiliated third parties. In conjunction with these leases, the Company made a payment of $28,500 and $30,700 during 2006 and 2005, respectively, to Flyers.

Director Independence

The Board of Directors of the Company is comprised of a majority of “independent” directors as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. The Company’s independent directors are James Link, Vernon A. Mickelson, A.R. Moulton, III and Ivan L. Simpson. Douglas G. Voss is not an independent director. The Board of Directors has an audit committee, compensation committee and nominating committee. Each committee consists solely of members who are independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the audit committee is independent as defined in Exchange Act Rule 10A-3 and each member of the compensation committee is a non-employee director and is an outside director.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of KPMG LLP has been the independent auditors for the Company since 1998. Fees paid to KPMG LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services provided during the years ended December 31, 2006 and 2005 were $210,500 and $190,000, respectively. Audit services consisted primarily of the audit and quarterly reviews of the Company’s financial statements, statutory audits required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with generally accepted accounting principles.

Audit-Related Fees. Fees for audit-related services provided during the years ended December 31, 2006 and 2005 were $14,500 and $13,000, respectively. Audit-related services consisted primarily of professional services provided with respect to yearly audits of the Company’s 401(k) employee savings plan.

Tax Fees. Fees for tax services provided during the years ended December 31, 2006 and 2005 were $25,850 and $44,500, respectively. Tax services included professional services provided for preparation of federal and state tax returns, review of tax returns prepared by the Company, assistance in assembling data to respond to governmental review of past tax filings, and tax advice, exclusive of tax services rendered in connection with the audit.

All Other Fees. During the fiscal year 2006 and fiscal year 2005, no other types of professional services were provided by KPMG LLP to the Company.

Audit Committee Pre-Approval Policies and Procedures

The amended charter of the audit committee provides that the audit committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for the Company by the independent auditors, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent auditors include the committee reviewing a budget for audit services, audit-related services, tax services, and other services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are anticipated at the time the budget is submitted. Committee approval would be required to exceed the budgeted amount for a particular category of services or to engage the independent auditors for any services not included in the budget. The audit committee periodically monitors the services rendered by, and actual fees paid to, the independent auditors to ensure that such services are within the parameters approved by the committee. The text of the audit committee charter is posted on the Company’s web site at www.flygreatlakes.com. The Audit Committee has pre-approved all of the services the Company received from KPMG LLP during fiscal year 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: April 30, 2007	By:	/s/ Charles R. Howell IV
Charles R. Howell IV Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

	Signature	Title	Date

	*	Chairman of the Board and Director
Douglas G. Voss

	/s/ Charles R. Howell IV	Chief Executive Officer (Principal Executive Officer)	April 30, 2007
Charles R. Howell IV

	/s/ Michael O. Matthews	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	April 30, 2007
Michael O. Matthews

	*	Director
Vernon A. Mickelson

	*	Director
Ivan L. Simpson

	*	Director
James Link

	*	Director
Allan R. Moulton III

* By	/s/ Charles R. Howell IV		April 30, 2007
Charles R. Howell IV
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

10.2	1993 Director Stock Option Plan. (1)

10.3	Great Lakes Aviation, Ltd. Employee Stock Purchase Plan. (1)

10.4	Amended and Restated Restructuring Agreement dated as of March 9, 2007 by and between the Company and Raytheon Aircraft Credit Corporation. *

10.5	Senior Note, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. *

10.6	First Amendment to Security Agreement dated as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. *

10.7	Form of Amended and Restated Promissory Note relating to 1900D aircraft, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. *

10.8	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.9	Fifth Amendment to Security Agreement, dated as of March 9, 2007 by and between Raytheon Aircraft Credit Corporation and the Company. *

10.10	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Credit Corporation and the Company. (2)

10.11	Form of First Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. *

10.12	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

10.13	Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

10.14	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (3)

10.15	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (3)

10.16	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.17	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (5)

10.18	Installment Payment Agreement between the Company and the United States Department of Homeland Security Transportation Security Administration dated August 11, 2004. (6)

10.19	Term Cost PlanTM Agreement dated April 1, 2004 executed by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (5)

10.20	Settlement Agreement entered into as of December 20, 2006, by and between Boeing Capital Corporation and the Company. (8)

14	Code of Ethics. Available on the Company’s web site.

23.1	Consent of KPMG LLP.*

24	Powers of Attorney.*

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer. Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer. Filed herewith.

*	Previously filed.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 0-23224)
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23224)
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23224)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. (File No. 0-23224)
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 27, 2006. (File No. 0-23224)