Form 10-Q
period 2007-03-31
GREAT LAKES AVIATION LTD
filed 2007-05-15
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, 14,071,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

i

Cautionary Statement Regarding Forward-Looking Statements

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. (Great Lakes or the Company) notes that certain statements in this Quarterly Report on From 10-Q and elsewhere are forward-looking and provide other than historical information. The Company’s management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words, “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the forward-looking statements contained in this Form 10-K or elsewhere should be relied on as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

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

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash	$2,849,610	$2,664,057
Accounts receivable	6,151,787	5,189,290
Inventories	2,317,374	2,133,430
Prepaid expenses and other current assets	1,024,166	2,282,978

Total current assets	12,342,937	12,269,755

Property and equipment:
Flight equipment	110,668,854	110,671,748
Other property and equipment	8,778,179	8,767,842
Less accumulated depreciation and amortization	(51,719,793)	(50,383,206)

Total property and equipment	67,727,240	69,056,384

Other assets	1,006,565	985,461

Total assets	$81,076,742	$82,311,600

Liabilities and Stockholders' Deficit
Current liabilities:
Notes payable and current maturities of long-term debt	$7,842,209	$7,642,876
Accounts payable	4,457,502	4,789,977
Accrued interest, unearned revenue and other liabilities	5,049,068	4,647,846

Total current liabilities	17,348,779	17,080,699

Long-term debt, net of current maturities	66,191,959	67,880,438
Deferred credits	211,075	222,785

Stockholders' deficit:
Common stock, $0.01 par value.	140,720	140,720
Authorized: 50,000,000 shares
Issued and outstanding: 14,071,970 at March 31, 2007 and at December 31, 2006
Paid-in capital	33,468,644	33,468,644
Accumulated deficit	(36,284,435)	(36,481,686)

Total stockholders' deficit	(2,675,071)	(2,872,322)
Commitments and Contingencies (Note 9)

Total liabilities and stockholders' deficit	$81,076,742	$82,311,600

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Operating Revenues:
Passenger	$15,478,447	$13,678,320
Public service	5,298,091	6,022,938
Freight, charter, and other	235,455	344,707

Total operating revenues	21,011,993	20,045,965

Operating expenses:
Salaries, wages, and benefits	5,443,855	5,093,093
Aircraft fuel	4,782,624	4,553,711
Aircraft maintenance, materials, and repairs 3,193,606		3,501,007
Depreciation and amortization	1,406,298	1,449,500
Aircraft rental	155,025	440,397
Other rentals and landing fees	1,167,037	1,215,988
Other operating expenses	4,071,253	3,872,246

Total operating expenses	20,219,698	20,125,942

Operating income (loss)	792,295	(79,977)
Other income (expense):
Interest expense, net	(595,044)	(865,167)

Net income (loss)	$197,251	$(945,144)

Net income (loss) per share:
Basic	$0.01	$(0.07)
Diluted	$0.01	$(0.07)
Weighted average shares outstanding:
Basic	14,071,970	14,071,970
Diluted	14,451,931	14,071,970

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$197,251	$(945,144)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,406,298	1,440,500
Amortization of SFAS No. 15	(481,819)	(547,280)
(Gain) loss on disposition of assets	37,537	(440)
Change in current operating items:
Increase in accounts receivable	(962,497)	(519,970)
(Increase)/Decrease in inventories	(183,944)	496,456
Decrease in prepaid expenses and other current assets	1,237,708	228,490
Increase in unearned revenue	528,639	565,577
Decrease in accounts payable	(861,117)	(1,307,298)
Increase/(Decrease) in accrued interest and other liabilities	389,512	(99,490)
Increase in deferred lease payments	—	249,372

Net cash provided by (used in) operating activities	1,307,568	(439,227)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(114,690)	(152,893)

Net cash flows used in investing activities	(114,690)	(152,893)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(1,007,325)	(459,689)

Net cash used in financing activities	(1,007,325)	(459,689)

NET INCREASE (DECREASE) IN CASH	185,553	(1,051,809)

Cash
Beginning of period	2,664,057	1,907,357

End of period	$2,849,610	$855,548

Supplementary cash flow information:
Cash paid during the period for interest	$1,159,192	$1,049,967

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

March 31, 2007

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company considers its critical accounting policies involving more significant judgments and estimates to be those related to impairment of long-lived assets, deferred income taxes, and depreciation and residual values. Actual results could differ from those estimates. Certain prior year balances were reclassified to conform to the current year presentation. Commissions previously presented as a separate line item on the Statement of Operation is now netted with passenger revenue. Unearned revenue and amortization of the balance relating to the Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring (SFAS No. 15) previously combined with accrued liabilities on the Statements of Cash Flows is now presented as separate line items. Those reclassifications had no impact on net income or stockholders’ equity as previously reported.

Our financial statements have been prepared assuming that Great Lakes will continue as a going concern. The Company’s prior liquidity problems and negative working capital raised doubts about the Company’s ability to continue as a going concern. The Company had current and total liabilities in excess of current and total assets at December 31, 2006, 2005, and 2004. The Company’s ability to continue as a going concern will ultimately depend on the Company’s ability to: (i) maintain adequate liquidity and (ii) continue to generate cash flows from operations to sustain operations and fund debt service requirements. The accompanying financial statements have been prepared on a going concern basis that assumes a continuity of operations and the realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

NOTE 2. Stock Based Compensation

For the quarters ended March 31, 2007 and 2006, there were no options granted, exercised, cancelled or forfeited. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record such deductions to additional paid in capital when realized. There are no shares available for grant under the Plans as of March 31, 2007 and 2006. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2007 and 2006 was $1,082,890 and $366,015 respectively. There was no unrecognized compensation cost from unvested stock options as of January 1, 2007 and 2006.

Note 3. Earnings (loss) per share

The following table shows the computation of basic and diluted earnings (loss) per common share:

	Three months ended March 31,
	2007	2006
Numerator:
Net income (loss)	$197,251	$(945,144)
Denominator:
Weighted average shares outstanding, basic	14,071,970	14,071,970
Dilutive effect of employee stock options	379,961	—

Weighted average shares outstanding, diluted	$14,451,931	$14,071,970

Net income (loss) per share, basic	$0.01	$(0.07)
Net income (loss peer share, diluted	$0.01	$(0.07)

For the three months ended March 31, 2007, outstanding options of 570,000 were included in the calculation of net income per diluted common share. For the three months ended March 31, 2006, outstanding options of 570,000 were excluded from the calculation of net loss per diluted common share because the effect would have been anti-dilutive.

NOTE 4. Income Taxes

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of Interpretation 48 resulted in no impact to the Company’s financial statements.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company remains subject to examination by US Federal and state and local tax authorities for tax years 2002 through 2006. With a few exceptions, the Company is no longer subject to US Federal or state and local examinations by tax authorities for the tax year 2001 and prior.

NOTE 5. Accrued Liabilities.

Accrued liabilities consisted of the following balances at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Accrued expenses	$339,252	$380,401
Unearned revenue	3,166,739	2,638,099
Accrued property taxes	185,495	350,013
Accrued payroll	1,357,582	1,272,642
Accrued interest	—	6,691

Total accrued liabilities	$5,049,068	$4,647,846

NOTE 6. Notes Payable and Long-Term Debt

At March 31, 2007, the Company was current with respect to all of the Company’s aircraft debt and lease obligations.

On March 9, 2007, the Company and Raytheon Aircraft Credit Corporation (Raytheon) entered into an Amended and Restated Restructuring Agreement (the Amended Agreement), which amends and restates in its entirety the Restructuring Agreement between the Company and Raytheon dated as of December 31, 2002, (the 2002 Restructuring Agreement). Pursuant to the Amended Agreement, the Company issued to Raytheon 25 amended and restated promissory notes (the Aircraft Notes), each secured by an amended security agreement in the related aircraft. The Aircraft Notes replace the existing notes issued by the Company to Raytheon on December 31, 2002. Each of the Aircraft Notes has an original principal amount of $2.2 million, for a total amount of $52.9 million, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears starting on March 30, 2007. The Aircraft Notes mature on June 30, 2011 to coincide with the expiration of the FMP contract, at which time a final payment of $1.3 million will be due for each aircraft. The fixed rate of 6.75% on the Aircraft Notes represents a significant reduction in interest expense and eliminates variable interest rate risk on all of the Company’s aircraft debt.

Under the Amended Agreement, the Company issued to Raytheon a promissory note (the Senior Note) that replaced both the existing senior note and subordinated note issued by the Company to Raytheon on December 31, 2002. The Senior Note has an original principal amount of $13.2 million and bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the last day of each month, commencing on March 30, 2007. Beginning with the calendar quarter ending June 30, 2007, the Senior Note provides for quarterly payments of principal on June 30, September 30, and December 30 each year until the note matures on December 30, 2015.

The Amended Agreement restated the terms of the notes; therefore, at December 31, 2006, the carrying amounts of the Raytheon notes consisted of 25 aircraft promissory notes and two long-term notes payable

At December 31, 2006, the Company was in arrears on payments of principal and interest in the amount of $12.5 million, which included interest on the Aircraft Debt in the amount of $2.8 million. In accordance with FASB Statement of Financial Accounting Standards No. 6 (FAS 6), Classification of Short Term Obligations Expected to be Refinanced, the amount of long-term debt that would otherwise be due after one year would have been reflected on the Company’s balance sheet as long-term obligations classified as current. Since the Company had entered into the Amended Agreement on March 9, 2007, with Raytheon Aircraft Credit Corporation (Raytheon), before the financial statements were issued, the amounts had been reclassified to non-current as of December 31, 2006.

On April 27, 2007 the Company amended the September 30, 2006 promissory note payable to FINOVA which had originally provided for 45 consecutive monthly payments of $22,342 ending June 30, 2010. The amended note provides for continued scheduled monthly payments of $22,342 thru June 30, 2007 followed by three consecutive monthly payments of $130,747 commencing July 30, 2007 thru September 30, 2007, at which time the note will be paid in full and all debt owing under the note forgiven. The Company expects to record a gain of approximately $412,000 as a result of this forgiveness of debt.

The amount of long-term debt also includes additional amounts of debt recorded pursuant to the provisions of the SFAS No. 15. This additional debt is being amortized as a reduction of interest expense over the remaining term of the debt.

The following table sets forth, as of March 31, 2007 and December 31, 2006, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt, the amounts of long-term debt classified as current, and the additional amounts of debt recorded by the Company pursuant to SFAS No. 15:

	March 31, 2007	December 31, 2006
Long-Term Debt:
Raytheon Aircraft Credit Corporation	$66,646,546	$67,602,232
Additional carrying value under SFAS No. 15	6,634,553	7,118,672
FINOVA promissory note	753,069	802,410

Total long-term debt	74,034,168	75,523,314

Less:
Raytheon Aircraft Credit Corporation current maturities of long term debt and additional carrying value under SFAS No. 15	(7,574,100)	(7,374,767)
Other current maturities of long-term debt	(268,109)	(268,109)

Long-term debt net of current maturities	66,191,959	67,880,438

Reduction of Debt Balances. During the first quarter of 2007, the Company made principal payments in the aggregate amount of $1.0 million against the Company’s outstanding debt balances. The Company also reduced the additional carrying value under SFAS No. 15 by $0.5 million due to the amortization of the additional carrying value which was $7.1 million and $6.6 million as of December 31, 2006 and March 31, 2007 respectively.

NOTE 7. Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early adoption is allowed under certain circumstances. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

NOTE 8. Related Parties

As of March 31, 2007, Raytheon owned 5,371,980 shares of Common Stock of the Company, representing an approximate 38.2% interest in the Company’s outstanding Common Stock. The Company acquires various aircraft parts from Raytheon for maintenance. Total payments for the various aircraft parts were $280,000 for the quarter ending March 31, 2007. As of March 31, 2007, Douglas G. Voss, the Company’s Chairman and major shareholder, is the beneficial owner of 5,879,245 shares of Common Stock, which includes 300,000 shares of Common Stock subject to currently exercisable options and represents 40.9% of the outstanding Common Stock of the Company. Accordingly, Mr. Voss and Raytheon are in a position to control the management and affairs of the Company.

NOTE 9. Commitments and Contingencies

Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for periods beginning as of April 1 and ending as of March 31 for each of the designated time periods:

	2008	2009-2010	2011-2012	2012	Total
Long-term debt (1)	$6,527,224	$12,275,722	$42,185,752	$6,410,895	$67,399,593
SFAS 15 amounts (1)	1,918,230	3,114,317	1,602,028	—	6,634,575

Total debt	8,445,454	15,390,039	43,787,780	6,410,895	74,034,168
Aircraft operating lease obligations	600,000	1,200,000	1,200,000	600,000	3,600,000

Total Obligations	$9,045,454	$16,590,039	$44,987,780	$7,010,895	$77,634,168

(1)	Adjusted to reflect the FINOVA Capital Corporation, April 27, 2007 amended agreement

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a regional airline operating as an independent carrier and as a code share partner with United Airlines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of April 30, 2007, the Company provides scheduled passenger service at 39 airports in nine states with a fleet of Embraer EMB-120 Brasilias and Raytheon/Beech 1900D regional airliners. A total of 200 weekday flights are scheduled daily, including 142 flights at Denver, eight flights at Albuquerque, and 18 flights at Phoenix. All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code-share agreements with United and Frontier at the Denver International Airport and Phoenix International Airport hubs. See Note 1 to the Financial Statements for a discussion of liquidity and the Company’s ability to continue as a going concern.

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

Developments for First Quarter, 2007

Essential Air Service Contracts. The company is currently involved in the active bidding process with the U.S. Department of Transportation for the renewal of Essential Air Service contracts to provide scheduled air service to Clovis, Silver City, NM; Kingman, Prescott, Page and Show Low, AZ; and Dodge City, Garden City, Hays, Great Bend and Liberal, KS.

As of March 31, 2007, the Company provided essential air service to 23 communities, 11 which are being actively renegotiated that maintain eligibility in the U.S. Department of Transportation Essential Air Service Program.

The Company was selected on March 30, 2007, to provide Essential Air Service to Iron Mountain, Manistee and Escanaba, MI and Ironwood, WI to Milwaukee, WI and is engaged in negotiations with Midwest Airlines to enter into a code-share agreement to augment passenger traffic in these markets.

The Company was selected March 9, 2007, to provide Essential Air Service to Marion, Quincy and Decatur IL; Burlington, IA; and Fort Leonard Wood, MO to Saint Louis, MO and is engaged in negotiations with American Airlines to enter into a code-share agreement to serve these markets.

Other Service. The Company commenced service to Sheridan, WY on May 11, 2007. Scheduled air service was discontinued February 28, 2007 to Sierra Vista, AZ.

Results of Operations for the Three Months Ended March 31, 2007 and 2006.

The following table sets forth certain financial information regarding the Company’s results of operations for the three months ended March 31, 2007 and 2006.

Statement of Operations Data

(dollars in thousands)

	For the Three Months Ended March 31,
	2007				2006
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2005	Amount (in thousands)	Cents per ASM
Operating revenues
Passenger	$15,478	21.7	¢	13.2%	$13,678	19.4	¢
Public service	5,298	7.4		(12.0)	6,023	8.5
Other	236	0.3		(31.6)	345	0.5

Total operating revenues	21,012	29.4		4.8	20,046	28.5

Salaries, wages, and benefits	5,444	7.6		6.9	5,093	7.2
Aircraft fuel	4,783	6.7		5.0	4,554	6.5
Aircraft maintenance materials	3,194	4.5		(8.8)	3,501	5.0
and component repairs
Depreciation and amortization	1,406	2.0		(3.0)	1,450	2.1
Aircraft rental	155	0.2		(64.8)	440	0.6
Other rentals and landing fees	1,167	1.6		(4.0)	1,216	1.7
Other operating expense	4,071	5.7		5.1	3,872	5.5

Total operating expenses	20,220	28.3		0.5	20,126	28.6

Operating income (loss)	792	1.1		1,090.0	(80)	(0.1)
Interest expense, net	(595)	(0.8)		(31.2)	(865)	(1.2)

Net income (loss)	$197	0.3	¢	(120.8)%	$(945)	(1.3	)¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the three months ended March 31, 2007 and 2006.

	March 31, 2007		Increase/ (decrease) from 2006	March 31, 2006
Selected Operating Data:
Available seat miles (in thousands) (1)	73,252		3.8%	70,584
Revenue passenger miles (in thousands) (2)	33,581		12.1%	29,946
Revenue passengers carried	124,980		9.7%	113,957
Departures flown	15,914		2.6%	15,516
Passenger load factor (3)	45.8%		8.0%	42.4%
Average yield per revenue passenger mile (4)	46.1	¢	0.9%	45.7	¢
Revenue per available seat miles (5)	28.7	¢	-37.2%	45.7	¢
Cost per available seat mile (6)	27.6	¢	-2.8%	28.4	¢
Average passenger fare (7)	$122.25		1.6%	$120.38
Average passenger trip length (miles) (8)	269		2.3%	263
Average cost per gallon of fuel	$2.30		2.2%	$2.25

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Quarter 2007 to First Quarter 2006

Passenger Revenues. Passenger revenues were $15.5 million in the first quarter of 2007, an increase of 13.2% from $13.7 million in the first quarter of 2006. The $1.8 million increase in passenger revenues is primarily attributable to a 12.1% increase in revenue passenger miles during the first quarter of 2007 along with a 0.9% increase in average yield. The Company’s available seat mile (ASM) capacity for the first quarter of 2007 increased 3.8% from the ASM capacity for the first quarter of 2006 as a result of an increase in the number of the Company’s regularly scheduled flights.

Public Service Revenues. At March 31, 2007, the Company served 23 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Public service revenues collected through the Essential Air Service Program decreased 12.0% to $5.3 million during the first quarter of 2007, as compared to $6.0 million during the first quarter of 2006. The decrease in public service revenue was due primarily to a decrease in the number of communities served by the Company under the Essential Air Service Program.

Other Revenues. Other revenues were $0.2 million during the first quarter of 2007, a decrease of 31.6% from the first quarter of 2006. The 31.6% decrease was primarily due to decrease of rental income from the lease of two Beechcraft 1900D aircraft in 2006 which was partially offset by an increase in charter income.

Operating Expenses. Total operating expenses were $20.2 million, or 28.3 cents per ASM, in the first quarter of 2007, as compared to $20.2 million, or 28.6 cents per ASM in the first quarter of 2006.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $5.4 million in the first quarter of 2007, an increase of 6.9% from $5.1 million in the first quarter of 2006. The increase in salaries, wages, and benefits is primarily attributable to a $0.2 million increase in the cost of employee related insurance, along with increases resulting from pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $4.8 million, or 6.7 cents per ASM, in the first quarter of 2007. In comparison, the Company’s aircraft fuel and into-plane expense for the first quarter of 2006 was $4.6 million, or 6.5 cents per ASM. The 5.0% increase in the Company’s aircraft fuel expense is attributable to a 3.7% increase in consumption as the result of a 3.8% increase in Company’s available seat miles, along with a 2.2% increase in the average cost of fuel per gallon.

The average cost of fuel increased from $2.25 per gallon in the first quarter of 2006 to $2.30 per gallon in the first quarter of 2007. The effect of the $0.05 increase in cost per gallon was an increase in total cost of $0.1 million in 2007. At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease the Company’s fuel expense by approximately $88,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $3.2 million during the first quarter of 2007, which was an 8.8% decrease from $3.5 million during the first quarter of 2006. The decrease is primarily attributable to the reduction in rates in the Term Cost PlanTM Agreement (the FMP contract) and a reduced number of scheduled airframe inspections during the 2007 period.

Depreciation and amortization. Depreciation and amortization expense was $1.4 million during the first quarter of 2007, which was at the same level as the first quarter of 2006.

Aircraft Rental. Aircraft lease expense was $0.2 million during the first quarter of 2007, a decrease of 64.8% from $0.4 million in the first quarter of 2006. The reduction was primarily attributable to the reduced monthly rental payments for the two aircraft leased from Boeing Capital Corporation (Boeing). On December 20, 2006, the Company and Boeing entered into a settlement agreement which reduced the monthly rental payments for each aircraft.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.2 million during the first quarter of 2007, which was at approximately the same level as the first quarter of 2006.

Other Operating Expenses. Other operating expenses were $4.1 million, or 5.7 cents per ASM, during the first quarter of 2007, an increase of 5.1% from $3.9 million, or 5.5 cents per ASM, during the first quarter of 2006. The increase in other operating expenses is primarily due to an increase of approximately $234,000 for deicing expenses in Denver.

Interest Expense. Interest expense was $0.6 million during the first quarter of 2007, a decrease of 31.2% from $0.9 million during the first quarter of 2006. The decrease was primarily the result of reduced Embraer interest accruals for penalty interest, lower interest rates and interest on lower principal balances. These decreases were partially offset by a reduction in the SFAS No. 15 credits in interest expense related to the restructured Raytheon debt.

Income Tax Expense (Benefit). As of March 31, 2007, the Company has reviewed its net deferred tax assets and has not recognized the potential tax benefits arising there from because at this time management believes it is more likely than not that the benefits will not be realized in future years. In making this assessment, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management has fully reserved the net deferred tax asset at March 31, 2007.

Liquidity and Capital Resources

Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for periods beginning as of April 1 and ending as of March 31 for each of the designated time periods:

	2008	2009-2010	2011-2012	After 2012	Total
Long-term debt (1)	$6,527,224	$12,275,722	$42,185,752	$6,410,895	$67,399,593
SFAS 15 amounts (1)	1,918,230	3,114,317	1,602,028	—	6,634,575

Total debt	8,445,454	15,390,039	43,787,780	6,410,895	74,034,168
Aircraft lease obligations	600,000	1,200,000	1,200,000	600,000	3,600,000

Total Obligations	$9,045,454	$16,590,039	$44,987,780	$7,010,895	$77,634,168

(1)	Adjusted to reflect the FINOVA Capital Corporation, April 27, 2007 amended agreement

Sources and Uses of Cash. As of March 31, 2007, the Company’s cash balance was $2.8 million, a $0.1 million increase from the cash balance of $2.7 million as of December 31, 2006. The Company made payments of debt principle of $1.0 million during the first quarter of 2007. At March 31, 2007, the Company was current on payments due to its lenders and lessors.

Cash Provided by Operating Activities. During the first quarter of 2007, the Company had positive cash flow from operating activities in the amount of $1.3 million. During the quarter the Company generated $0.2 million of net income and there were non-cash depreciation and amortization of $1.4 million.

Cash Flows from Investing Activities. The Company paid $0.1 million primarily to replace aircraft rotable components.

Cash Flows from Financing Activities. The Company utilized $1.0 million of cash to reduce the Company’s outstanding notes payable and long-term debt balances.

As of March 31, 2007, the Company had negative working capital of $5.0 million, as compared to negative working capital of $4.8 million as of December 31, 2006.

At March 31, 2007, total liabilities were in excess of total assets by $2.7 million. The accounting treatment under SFAS No. 15 for recording of gains from the restructuring of debt obligations at December 31, 2002 required that $2.3 million of such gain be deferred and amortized over the term of the restructured debt obligations thus extending the period over which this amount will be amortized. This has the effect of increasing net income and Stockholders’ Equity. At March 31, 2007, the remaining unamortized amount of deferred gain was $6.6 million, which will be amortized as a reduction of interest expense during the years 2007 through 2011.

On March 9, 2007, the Company and Raytheon entered into an Amended and Restated Restructuring Agreement (the Amended Agreement), which amends and restates in its entirety the Restructuring Agreement between the Company and Raytheon dated as of December 31, 2002, (the 2002 Restructuring Agreement). Pursuant to the Amended Agreement, the Company issued to Raytheon 25 amended and restated promissory notes (the Aircraft Notes), each secured by an amended security agreement in the related aircraft. The Aircraft Notes replace the existing notes issued by the Company to Raytheon on December 31, 2002. Each of the Aircraft Notes has an original principal amount of $2.2 million, for a total amount of $52.9 million, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears starting on March 30, 2007. The Aircraft Notes mature on June 30, 2011 to coincide with the expiration of the FMP contract, at which time a final payment of $1.3 million will be due for each aircraft. The fixed rate of 6.75% on the Aircraft Notes represents a significant reduction in interest expense and eliminates variable interest rate risk on all of the Company’s aircraft debt.

Under the Amended Agreement, the Company issued to Raytheon a promissory note (the Senior Note) that replaced both the existing senior note and subordinated note issued by the Company to Raytheon on December 31, 2002. The Senior Note has an original principal amount of $13.2 million and bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the last day of each month, commencing on March 30, 2007. Beginning with the calendar quarter ending June 30, 2007, the Senior Note provides for quarterly payments of principal on June 30, September 30, and December 30 each year until the note matures on December 30, 2015.

In accordance with FASB Statement of Financial Accounting Standards No. 6 (FAS 6), Classification of Short Term Obligations Expected to be Refinanced, the amount of long-term debt that would otherwise be due after one year would have been reflected on the Company’s balance sheet as long-term obligations classified as current. Since the Company had entered into the Amended Agreement before the financial statements were issued, the long term amounts had been reclassified to non-current as of December 31, 2006.

On April 27, 2007 the Company amended the September 30, 2006 promissory note payable to FINOVA Capital Corporation which had originally provided for 45 consecutive monthly payments of $22,342 ending June 30, 2010. The amended note provides monthly payments of $22,342 thru June 30, 2007 followed by three consecutive monthly payments of $130,747 commencing July 30, 2007 thru September 30, 2007, at which time the note will be considered paid in full. As a result, the Company expects to record a gain of approximately $412,000.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

The Company is susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. A 1% increase in interest rates with respect to the Company’s variable rate debt obligations would increase annual interest cost by approximately $9,000 based on March 31, 2007 balances. As of March 31, 2007, the Company did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. The Company’s earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 23.7% of the Company’s operating expenses in the first three months of 2007. A one cent change in the average cost of aircraft fuel would impact the Company’s aircraft fuel expense by approximately $88,000 annually, based upon fuel consumption in the first three months of 2007.

Interest Rates

Prior to the March 9, 2007 Amended Agreement with Raytheon, the Company’s cash flow had been negatively impacted by increases in interest rates because a significant portion of the Company’s long-term debt was financed with variable interest rates. Increases in interest rates also negatively impacts the fair value of the Company’s debt obligations that carried fixed rates of interest. The new notes, as part of the Amended Agreement bear interest at fixed rates of 6.75% and 7.0%. Therefore, all but $0.9 million of the Company’s long-term debt is financed with fixed interest rates. The Amended Agreement has significantly mitigated the prior exposure the Company had to variable interest rate risk.

Due to the amortization of the SFAS No. 15 amounts, the interest expense recorded by the Company will be significantly less than the contractual interest actually paid throughout the term of the Raytheon notes. During the first three months of 2007, the Company’s contractual interest paid for all long-term debt obligations was $1.1 million. In accordance with procedures set forth in SFAS No. 15, the Company amortized $0.5 million of the SFAS No. 15 balances during the period resulting in net interest expense of $0.6 million for the quarter.

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

During the period covered by this Quarterly Report on Form 10-Q, there were no material developments in any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

At March 31, 2007, and as of April 30, 2007, the Company was current with respect to all of the Company’s aircraft debt and lease obligations.

Item 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Amended and Restated Restructuring Agreement, dated March 9, 2007, by and between Raytheon Aircraft Credit Corporation and the Company (2)

10.2	Senior Note, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.3	First Amendment to Security Agreement dated as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (2)

10.4	Form of Amended and Restated Promissory Note relating to 1900D aircraft, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.5	Fifth Amendment to Security Agreement, dated as of March 9, 2007 by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.6	Form of First Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (2)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer. Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer. Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. (File No. 0-23224)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: May 15, 2007	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

E-1