Form 10-Q/A
period 2007-03-31
GREAT LAKES AVIATION LTD
filed 2007-05-16
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

FORM 10-Q/A

For the Quarterly Period Ended March 31, 2007

i

Cautionary Statement Regarding Forward-Looking Statements

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. (Great Lakes or the Company) notes that certain statements in this Quarterly Report on Form 10-Q/A and elsewhere are forward-looking and provide other than historical information. The Company’s management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words, “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the forward-looking statements contained in this Form 10-Q/A or elsewhere should be relied on as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

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

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash	$2,849,610	$2,664,057
Accounts receivable	6,151,787	5,189,290
Inventories	2,317,374	2,133,430
Prepaid expenses and other current assets	1,024,166	2,282,978

Total current assets	12,342,937	12,269,755

Property and equipment:
Flight equipment	110,668,854	110,671,748
Other property and equipment	8,778,179	8,767,842
Less accumulated depreciation and amortization	(51,719,793)	(50,383,206)

Total property and equipment	67,727,240	69,056,384

Other assets	1,006,565	985,461

Total assets	$81,076,742	$82,311,600

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable and current maturities of long-term debt	$7,842,209	$7,642,876
Accounts payable	4,457,502	4,789,977
Accrued interest, unearned revenue and other liabilities	5,049,068	4,647,846

Total current liabilities	17,348,779	17,080,699

Long-term debt, net of current maturities	66,191,959	67,880,438
Deferred credits	211,075	222,785
Stockholders’ deficit:
Common stock, $0.01 par value.	140,720	140,720
Authorized: 50,000,000 shares Issued and outstanding: 14,071,970 at March 31, 2007 and at December 31, 2006
Paid-in capital	33,468,644	33,468,644
Accumulated deficit	(36,284,435)	(36,481,686)

Total stockholders’ deficit	(2,675,071)	(2,872,322)
Commitments and Contingencies (Note 9)

Total liabilities and stockholders’ deficit	$81,076,742	$82,311,600

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

General information about the Company can be found at www.flygreatlakes.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through the Company’s web site as soon as reasonably practicable after the Company has filed such reports with, or furnished them to, the United States Securities and Exchange Commission (the SEC). Information on the Company’s web site is not incorporated into, nor a part of, this Quarterly Report on Form 10-Q/A or any of the Company’s other filings with the SEC.

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

Statement of Operations Data

(dollars in thousands)

	For the Three Months Ended March 31,
	2007				2006
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2005	Amount (in thousands)	Cents per ASM
Operating revenues
Passenger	$15,478	21.1	¢	13.2%	$13,678	19.4	¢
Public service	5,298	7.2		(12.0)	6,023	8.5
Other	236	0.3		(31.6)	345	0.5

Total operating revenues	21,012	28.7		4.8	20,046	28.4

Salaries, wages, and benefits	5,444	7.4		6.9	5,093	7.2
Aircraft fuel	4,783	6.5		5.0	4,554	6.5
Aircraft maintenance materials and component repairs	3,194	4.4		(8.8)	3,501	5.0
Depreciation and amortization	1,406	1.9		(3.0)	1,450	2.1
Aircraft rental	155	0.2		(64.8)	440	0.6
Other rentals and landing fees	1,167	1.6		(4.0)	1,216	1.7
Other operating expense	4,071	5.6		5.1	3,872	5.5

Total operating expenses	20,220	27.6		0.5	20,126	28.5

Operating income (loss)	792	1.1		1,090.0	(80)	(0.1)
Interest expense, net	(595)	(0.8)		(31.2)	(865)	(1.2)

Net income (loss)	$197	0.3	¢	(120.8)%	$(945)	(1.3	)¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the three months ended March 31, 2007 and 2006.

	March 31, 2007		Increase/ (decrease) from 2006	March 31, 2006
Selected Operating Data:
Available seat miles (in thousands) (1)	73,252		3.8%	70,584
Revenue passenger miles (in thousands) (2)	33,581		12.1%	29,946
Revenue passengers carried	124,980		9.7%	113,957
Departures flown	15,914		2.6%	15,516
Passenger load factor (3)	45.8%		8.0%	42.4%
Average yield per revenue passenger mile (4)	46.1	¢	0.9%	45.7	¢
Revenue per available seat miles (5)	28.7	¢	1.1%	28.4	¢
Cost per available seat mile (6)	27.6	¢	-3.2%	28.5	¢
Average passenger fare (7)	$123.84		3.2%	$120.03
Average passenger trip length (miles) (8)	269		2.3%	263
Average cost per gallon of fuel	$2.30		2.2%	$2.25

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

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

Operating Expenses. Total operating expenses were $20.2 million, or 27.6 cents per ASM, in the first quarter of 2007, as compared to $20.2 million, or 28.5 cents per ASM in the first quarter of 2006.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $5.4 million in the first quarter of 2007, an increase of 6.9% from $5.1 million in the first quarter of 2006. The increase in salaries, wages, and benefits is primarily attributable to a $0.2 million increase in the cost of employee related insurance, along with increases resulting from pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $4.8 million, or 6.5 cents per ASM, in the first quarter of 2007. In comparison, the Company’s aircraft fuel and into-plane expense for the first quarter of 2006 was $4.6 million, or 6.5 cents per ASM. The 5.0% increase in the Company’s aircraft fuel expense is attributable to a 3.7% increase in consumption as the result of a 3.8% increase in Company’s available seat miles, along with a 2.2% increase in the average cost of fuel per gallon.

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

Other Operating Expenses. Other operating expenses were $4.1 million, or 5.6 cents per ASM, during the first quarter of 2007, an increase of 5.1% from $3.9 million, or 5.5 cents per ASM, during the first quarter of 2006. The increase in other operating expenses is primarily due to an increase of approximately $234,000 for deicing expenses in Denver.

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

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There were no new legal proceedings initiated by or against the Company during the period covered by this Quarterly Report on Form 10-Q/A.

During the period covered by this Quarterly Report on Form 10-Q/A, there were no material developments in any legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

GREAT LAKES AVIATION, LTD.

Dated: May 16, 2007	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

E-1