Form 10-Q
period 2007-06-30
GREAT LAKES AVIATION LTD
filed 2007-08-10
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 14,071,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

i

Cautionary Statement Regarding Forward-Looking Statements

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. (Great Lakes or the Company) notes that certain statements in this Quarterly Report on Form 10-Q and elsewhere are forward-looking and provide other than historical information. The Company’s management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words, “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the forward-looking statements contained in this Form 10-Q or elsewhere should be relied on as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

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

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash	$2,108,157	$2,664,057
Accounts receivable	7,309,930	5,189,290
Inventories	2,722,657	2,133,430
Prepaid expenses and other current assets	684,934	2,282,978

Total current assets	12,825,678	12,269,755

Property and equipment:
Flight equipment	110,852,740	110,671,748
Other property and equipment	8,365,692	8,767,842
Less accumulated depreciation and amortization	(52,583,949)	(50,383,206)

Total property and equipment	66,634,483	69,056,384

Other assets	1,016,167	985,461

Total assets	$80,476,328	$82,311,600

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable and current maturities of long-term debt	$8,413,165	$7,642,876
Accounts payable	4,300,549	4,789,977
Accrued interest and other liabilities	5,580,175	4,647,846

Total current liabilities	18,293,889	17,080,699

Long-term debt, net of current maturities	63,635,029	67,880,438
Deferred credits	199,366	222,785

Stockholders’ deficit:
Common stock, $0.01 par value.	140,720	140,720
Authorized: 50,000,000 shares
Issued and outstanding: 14,071,970 at June 30, 2007 and at December 31, 2006
Paid-in capital	33,468,644	33,468,644
Accumulated deficit	(35,261,320)	(36,481,686)

Total stockholders’ deficit	(1,651,956)	(2,872,322)

Commitments and Contingencies (Note 9)
Total liabilities and stockholders’ deficit	$80,476,328	$82,311,600

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues:
Passenger	$18,337,404	$15,536,930	$33,815,851	$29,215,250
Public service	5,245,033	6,109,250	10,543,124	12,132,188
Freight, charter, and other	144,809	333,377	380,264	678,084

Total operating revenues	23,727,246	21,979,557	44,739,239	42,025,522

Operating expenses:
Salaries, wages, and benefits	5,386,769	4,953,798	10,830,624	10,046,891
Aircraft fuel	6,092,895	5,100,173	10,875,519	9,653,884
Aircraft maintenance, materials, and repairs	3,799,665	3,778,077	6,993,271	7,279,084
Depreciation and amortization	1,403,678	1,450,111	2,809,976	2,899,611
Aircraft rental	155,025	440,397	310,050	880,794
Other rentals and landing fees	962,096	1,107,734	2,129,133	2,323,722
Other operating expenses	4,245,718	3,667,088	8,316,971	7,539,334

Total operating expenses	22,045,846	20,497,378	42,265,544	40,623,320

Operating income	1,681,400	1,482,179	2,473,695	1,402,202

Other income (expense):
Interest expense, net	(658,285)	(933,198)	(1,253,329)	(1,798,385)

Net income (loss)	$1,023,115	$548,981	$1,220,366	$(396,183)

Net income (loss) per share:
Basic	$0.07	$0.04	$0.09	$(0.03)
Diluted	$0.07	$0.04	$0.08	$(0.03)

Weighted average shares outstanding:
Basic	14,071,970	14,071,970	14,071,970	14,071,970
Diluted	14,445,021	14,355,633	14,449,226	14,071,970

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$1,220,366	$(396,163)
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,809,976	2,899,611
Amortization of SFAS No. 15	(966,913)	(1,114,528)
Loss on disposition of assets	90,058	13,236
Change in current operating items:
Increase in accounts receivable	(2,120,640)	(1,251,462)
(Increase)/Decrease in inventories	(589,227)	542,219
Decrease in prepaid expenses and other current assets	1,567,338	524,471
Increase in unearned revenue	682,663	757,506
Decrease in accounts payable	(489,428)	(1,596,163)
Increase in other current liabilities	226,245	259,141
Increase in deferred lease payments	—	498,744

Net cash provided by operating activities	2,430,438	1,136,612

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(478,131)	(357,803)

Net cash flows used in investing activities	(478,131)	(357,803)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(2,508,207)	(1,419,546)

Net cash used in financing activities	(2,508,207)	(1,419,546)

NET DECREASE IN CASH	(555,900)	(640,737)

Cash
Beginning of period	2,664,057	1,907,357

End of period	$2,108,157	$1,266,620

Supplementary cash flow information:
Cash paid during the period for interest	$2,332,310	$2,424,986

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

June 30, 2007

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Great Lakes Aviation, Ltd. (Great Lakes or the Company) considers its critical accounting policies involving more significant judgments and estimates to be those related to impairment of long-lived assets, deferred income taxes, and depreciation and residual values. Actual results could differ from those estimates. Certain prior year balances were reclassified to conform to the current year presentation. Commissions previously presented in other operating expenses line item on the Statement of Operations is now netted with passenger revenue. Unearned revenue and amortization of the balance relating to the Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring (SFAS No. 15) previously combined with accrued liabilities on the Statements of Cash Flows is now presented as separate line items. Those reclassifications had no impact on net income or stockholders’ deficit as previously reported.

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

NOTE 2. Stock Based Compensation

For the six month period ended June 30, 2007 and 2006, there were no options granted, exercised, cancelled or forfeited. The Company did not realize any tax deductions related to the exercise of stock options during the first six months. The Company will record such deductions to additional paid in capital when realized. There are no shares available for grant under the Plans as of June 30, 2007 and 2006. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2007 and 2006 was $1,060,090 and $318,715 respectively. There was no unrecognized compensation cost from unvested stock options as of January 1, 2007 and 2006.

Note 3. Earnings (loss) per share

The following table shows the computation of basic and diluted earnings (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$1,023,115	$548,981	$1,220,366	$(396,183)

Denominator:
Weighted average shares outstanding, basic	14,071,970	14,071,970	14,071,970	14,071,970
Dilutive effect of employee stock options	373,051	283,663	377,256	—

Weighted average shares outstanding, diluted	$14,445,021	$14,355,633	$14,449,226	$14,071,970

Net income (loss) per share, basic	$0.07	$0.04	$0.09	$(0.03)
Net income (loss peer share, diluted	$0.07	$0.04	$0.08	$(0.03)

For the three month period ending June 30, 2007 and June 30 2006, there were no options excluded in the calculation of net income per diluted common share.

For the six months ended June 30, 2007, there were no options excluded in the calculation of net income per diluted common share. For the six months ended June 30, 2006, outstanding options of 570,000 were excluded from the calculation of net loss per diluted common share because the effect would have been anti-dilutive.

NOTE 4. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2002. State jurisdictions that remain subject to examination range from 2002 to 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor has the Company recognized any related interest expense during 2007.

NOTE 5. Accrued Liabilities.

Accrued liabilities consisted of the following balances at June 30, 2007 and December 31, 2006:

	June 30, 2007	Decmeber 31, 2006
Accrued expenses	$400,252	$380,401
Unearned revenue	3,320,762	2,638,099
Accrued property taxes	354,316	350,013
Accrued payroll	1,504,845	1,272,642
Accrued interest	—	6,691

Total accrued liabilities	$5,580,175	$4,647,846

NOTE 6. Notes Payable and Long-Term Debt

At June 30, 2007, the Company was current with respect to all of the Company’s aircraft debt, senior debt and lease obligations.

On March 9, 2007, the Company and Raytheon Aircraft Credit Corporation (Raytheon) entered into an Amended and Restated Restructuring Agreement (the Amended Agreement), which amends and restates in its entirety the Restructuring Agreement between the Company and Raytheon dated as of December 31, 2002, (the 2002 Restructuring Agreement). Pursuant to the Amended Agreement, the Company issued to Raytheon 25 amended and restated promissory notes (the Aircraft Notes), each secured by an amended security agreement in the related aircraft. The Aircraft Notes replace the existing notes issued by the Company to Raytheon on December 31, 2002. Each of the Aircraft Notes has an original principal amount of $2.2 million, for a total amount of $52.9 million, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears starting on March 30, 2007. The Aircraft Notes mature on June 30, 2011 to coincide with the expiration of the Term Cost PlanTM Agreement (the FMP contract), at which time a final payment of $1.3 million will be due for each aircraft. The fixed rate of 6.75% on the Aircraft Notes represents a significant reduction in interest expense and eliminates variable interest rate risk on all of the Company’s aircraft debt.

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

At December 31, 2006, the Company was in arrears on payments of principal and interest in the amount of $12.5 million, which included interest on the Aircraft Debt in the amount of $2.8 million. In accordance with FASB Statement of Financial Accounting Standards No. 6 (FAS 6), Classification of Short Term Obligations Expected to be Refinanced, the amount of long-term debt that would otherwise be due after one year would have been reflected on the Company’s balance sheet as long-term obligations classified as current. Since the Company had entered into the Amended Agreement on March 9, 2007, with Raytheon Aircraft Credit Corporation (Raytheon), before the financial statements were issued, the amounts had been reclassified to non-current at December 31, 2006.

On April 27, 2007, the Company and FINOVA amended the September 30, 2006 promissory note payable to FINOVA which had originally provided for 45 consecutive monthly payments of $22,342 ending June 30, 2010. The amended note provides for continued scheduled monthly payments of $22,342 through June 30, 2007 followed by three consecutive monthly payments of $130,747 commencing July 30, 2007 through September 30, 2007, at which time the note will be paid in full and all debt owing under the note forgiven. The Company expects to record a gain of approximately $410,000 as a result of this forgiveness of debt in the third quarter when the debt is extinguished.

The amount of long-term debt also includes additional amounts of debt recorded pursuant to the provisions of the SFAS No. 15. This additional debt is being amortized as a reduction of interest expense over the remaining term of the debt.

The following table sets forth, as of June 30, 2007 and December 31, 2006, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt and the additional amounts of debt recorded by the Company pursuant to SFAS No. 15:

	June 30, 2007	December 31, 2006
Long-Term Debt:
Raytheon Aircraft Credit Corporation	$65,196,100	$67,602,232
Additional carrying value under SFAS No. 15	6,151,759	7,118,672
FINOVA promissory note	700,335	802,410

Total long-term debt	72,048,194	75,523,314
Less:
Raytheon Aircraft Credit Corporation current maturities of long term debt and additional carrying value under SFAS No. 15	(7,608,847)	(7,374,767)
Other current maturities of long-term debt	(804,318)	(268,109)

Long-term debt net of current maturities	$63,635,029	$67,880,438

Reduction of Debt Balances. During the first six months of 2007, the Company made principal payments in the aggregate amount of $2.5 million against the Company’s outstanding debt balances. The Company also reduced the additional carrying value under SFAS No. 15 by $1.0 million due to the amortization of the additional carrying value which was $6.1 million and $7.1 million as of June 30, 2007 and December 31, 2006 respectively.

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

NOTE 8. Related Parties

As of June 30, 2007, Raytheon owned 5,371,980 shares of Common Stock of the Company, representing an approximate 38.2% interest in the Company’s outstanding Common Stock.

As of June 30, 2007, Douglas G. Voss, the Company’s Chairman and major shareholder, is the beneficial owner of 5,681,000 shares of Common Stock, which includes 300,000 shares of Common Stock subject to currently exercisable options and represents 40.4% of the outstanding Common Stock of the Company. Accordingly, Mr. Voss and Raytheon are in a position to control the management and affairs of the Company.

NOTE 9. Commitments and Contingencies

Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for periods beginning as of July 1 and ending as of June 30 for each of the designated time periods:

	2008	2009-2010	2011-2012	After 2012	Total
Long-term debt	$6,549,121	$12,323,950	$40,941,118	$6,084,520	$65,898,709
SFAS 15 amounts	1,864,044	3,030,715	1,254,726	—	6,149,485

Total debt	8,413,165	15,354,665	42,195,844	6,084,520	72,048,194
Aircraft operating lease obligations	600,000	1,200,000	1,200,000	450,000	3,450,000
Non-aircraft lease commitments	1,881,122	3,226,602	—	—	5,107,724

Total Obligations	$10,894,287	$19,781,267	$43,395,844	$6,534,520	$80,605,918

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a regional airline operating as an independent carrier and as a code share partner with United Airlines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of July 31, 2007, the Company provides scheduled passenger service at 40 airports in nine states with a fleet of Embraer EMB-120 Brasilias and Raytheon/Beech 1900D regional airliners. A total of 220 weekday flights are scheduled daily, including 156 flights at Denver, eight flights at Albuquerque, and 18 flights at Phoenix. All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code-share agreements with United and Frontier at the Denver International Airport and Phoenix International Airport hubs. See Note 1 to the Financial Statements for a discussion of liquidity and the Company’s ability to continue as a going concern.

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

Air Service Markets

Essential Air Service Contracts. As of June 30, 2007, the Company provided essential air service to 23 communities, 4 which are being actively renegotiated that maintain eligibility in the U.S. Department of Transportation Essential Air Service Program.

On August 6, 2007, the Company was awarded Essential Air Service contracts to provide westbound scheduled air service to Dodge City, Garden City, Hays, Great Bend and Liberal, KS to and from Denver, CO; as well as, additional eastbound service to and from Kansas City, MO. It is anticipated that the incremental eastbound service to Kansas City, MO will be included in negotiations with Midwest Airlines to enter into a code-share agreement to augment passenger traffic in these markets. Negotiations are continuing with Midwest Airlines regarding a code-share agreement for Iron Mountain, Manistee and Escanaba, MI and Ironwood, WI to Milwaukee, WI.

The Company has submitted proposals to the U.S. Department of Transportation to provide Essential Air Service to Vernal and Moab, UT, Merced and Visalia, CA and Ely, NV.

Other Service. The Company commenced service to Sheridan, WY on May 11, 2007.

Results of Operations for the Three Months Ended June 30, 2007 and 2006.

The following table sets forth certain financial information regarding the Company’s results of operations for the three months ended June 30, 2007 and 2006.

Statement of Operations Data

(dollars in thousands)

	For the Three Months Ended June 30,
	2007				2006
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2006	Amount (in thousands)	Cents per ASM
Operating revenues
Passenger	$18,337	23.6	¢	18.0%	$15,537	21.8	¢
Public service	5,245	6.8		(14.1)	6,109	8.6
Other	145	0.2		(56.5)	333	0.5

Total operating revenues	23,727	30.6		8.0	21,979	30.8

Salaries, wages, and benefits	5,387	6.9		8.7	4,954	6.9
Aircraft fuel	6,093	7.9		19.5	5,100	7.1
Aircraft maintenance materials
And component repairs	3,800	4.9		0.6	3,778	5.3
Depreciation and amortization	1,404	1.8		(3.2)	1,450	2.0
Aircraft rental	155	0.2		(64.8)	440	0.6
Other rentals and landing fees	962	1.2		(13.2)	1,108	1.6
Other operating expense	4,245	5.5		15.8	3,667	5.1

Total operating expenses	22,046	28.4		7.6	20,497	28.7

Operating income	1,681	2.2		13.4	1,482	2.1
Interest expense, net	(658)	(0.8)		(29.5)	(933)	(1.3)

Net income	$1,023	1.3	¢	86.3%	$549	0.8	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the three months ended June 30, 2007 and 2006.

	June 30, 2007		Increase/ (decrease) from 2006	June 30, 2006
Selected Operating Data:
Available seat miles (in thousands) (1)	77,574		8.7%	71,371
Revenue passenger miles (in thousands) (2)	40,028		20.8%	33,128
Revenue passengers carried	145,988		15.3%	126,610
Departures flown	16,447		5.9%	15,537
Passenger load factor (3)	51.6%		11.2%	46.4%
Average yield per revenue passenger mile (4)	45.8	¢	-2.3%	46.9	¢
Revenue per available seat miles (5)	30.6	¢	-0.6%	30.8	¢
Cost per available seat mile (6)	28.4	¢	-1.0%	28.7	¢
Average passenger fare (7)	$125.61		2.4%	$122.72
Average passenger trip length (miles) (8)	274		4.6%	262
Average cost per gallon of fuel	$2.79		9.8%	$2.54

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Second Quarter 2007 to Second Quarter 2006

Passenger Revenues. Passenger revenues were $18.3 million in the second quarter of 2007, an increase of 18.0% from $15.5 million in the second quarter of 2006. The $2.8 million increase in passenger revenues is primarily attributable to a 20.8% increase in revenue passenger miles during the second quarter of 2007 offset by a 2.3% decrease in average yield. The Company’s available seat mile (ASM) capacity for the second quarter of 2007 increased 8.7% from the ASM capacity for the second quarter of 2006 as a result of an increase in the number of the Company’s regularly scheduled flights.

Public Service Revenues. At June 30, 2007, the Company served 23 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Public service revenues collected through the Essential Air Service Program decreased 14.1% to $5.2 million during the second quarter of 2007, as compared to $6.1 million during the second quarter of 2006. The decrease in public service revenue was due primarily to a net decrease of six communities served by the Company under the Essential Air Service Program.

Other Revenues. Other revenues were $0.1 million during the second quarter of 2007, a decrease of 56.5% from the second quarter of 2006. The 56.5% decrease was primarily due to decrease of rental income from the lease of two Beechcraft 1900D aircraft in 2006.

Operating Expenses. Total operating expenses were $22.0 million, or 28.4 cents per ASM, in the second quarter of 2007, as compared to $20.5 million, or 28.7 cents per ASM in the second quarter of 2006.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $5.4 million in the second quarter of 2007, an increase of 8.7% from $5.0 million in the second quarter of 2006. The increase in salaries, wages, and benefits is primarily attributable to an increase in the cost of employee related insurance, along with increases resulting from increased staffing and pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $6.1 million, or 7.9 cents per ASM, in the second quarter of 2007, an increase of $1.0 million. In comparison, the Company’s aircraft fuel and into-plane expense for the second quarter of 2006 was $ 5.1 million, or 7.1 cents per ASM. The average cost of fuel increased from $2.54 per gallon in the second quarter of 2006 to $2.79 per gallon in the second quarter of 2007. The effect of the $0.25 increase in cost per gallon was an increase in total cost of $0.5 million in 2007. The 19.5% increase in the Company’s aircraft fuel expense is attributable to a 10.5% increase in consumption as the result of an 8.7% increase in Company’s available seat miles, along with a 9.8% increase in the average cost of fuel per gallon.

At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease the Company’s fuel expense by approximately $93,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $3.8 million during the second quarter of 2007, which was at the approximate same level as the second quarter of 2006.

Depreciation and amortization. Depreciation and amortization expense was $1.4 million during the second quarter of 2007, which was at the same level as the second quarter of 2006.

Aircraft Rental. Aircraft lease expense was $0.2 million during the second quarter of 2007, a decrease of 64.8% from $0.4 million in the second quarter of 2006. The reduction was primarily attributable to the reduced monthly rental payments for the two aircraft leased from Boeing Capital Corporation (Boeing). On December 20, 2006, the Company and Boeing entered into a settlement agreement which reduced the monthly rental payments for each aircraft.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.0 million during the second quarter of 2007, which was a 13.2% decrease from $1.1 million during the second quarter of 2006. The decrease in other rentals and landing fees expenses for the second quarter of 2007 occurred primarily because the Company received $0.2 million of the annual rate adjustments in the first six months at Denver International Airport which was earlier in 2007 than the third quarter of 2006.

Other Operating Expenses. Other operating expenses were $4.2 million, or 5.5 cents per ASM, during the second quarter of 2007, an increase of 15.8% from $3.7 million, or 5.1 cents per ASM, during the second quarter of 2006. The increase in other operating expenses is primarily due to an increase of approximately $206,000 in pilot training and associated lodging expenses, $116,000 for passenger booking fees, $129,000 for deicing expenses in Denver and $127,000 for other expenses resulting from increased operations.

Interest Expense. Interest expense was $0.7 million during the second quarter of 2007, a decrease of 29.5% from $0.9 million during the second quarter of 2006. The decrease was primarily the result of non-recurring penalty interest in 2007 and lower fixed interest rates on reduced principal balances. These decreases were partially offset by a reduction in the SFAS No. 15 credits in interest expense related to the restructured Raytheon debt.

Income Tax Expense (Benefit). As of June 30, 2007, the Company has reviewed its net deferred tax assets and has not recognized the potential tax benefits arising there from because at this time management believes it is more likely than not that the benefits will not be realized in future years. In making this assessment, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management has fully reserved the net deferred tax asset at June 30, 2007. The assessment of recognition of potential tax benefits is under continuing review and may change at a later date

Results of Operations for the Six Months Ended June 30, 2007 and 2006.

The following table sets forth certain financial information regarding the Company’s results of operations for the six months ended June 30, 2007 and 2006.

Statement of Operations Data

(dollars in thousands)

	For the Six Months Ended June 30,
	2007				2006
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2006	Amount (in thousands)	Cents per ASM
Operating revenues
Passenger	$33,816	22.4	¢	15.7%	$29,215	20.6	¢
Public service	10,543	7.0		(13.1)	12,132	8.5
Other	380	0.3		(44.0)	678	0.5

Total operating revenues	44,739	29.7		6.5	42,025	29.6

Salaries, wages, and benefits	10,831	7.2		7.8	10,047	7.1
Aircraft fuel	10,876	7.2		12.7	9,654	6.8
Aircraft maintenance materials	6,993	4.6		(3.9)	7,279	5.1
And component repairs
Depreciation and amortization	2,810	1.9		(3.1)	2,900	2.0
Aircraft rental	310	0.2		(64.8)	881	0.6
Other rentals and landing fees	2,129	1.4		(8.4)	2,324	1.6
Other operating expense	8,317	5.5		10.3	7,538	5.3

Total operating expenses	42,266	28.0		4.0	40,623	28.6

Operating income (loss)	2,473	1.6		76.4	1,402	1.0
Interest expense, net	(1,253)	(0.8)		(30.3)	(1,798)	(1.3)

Net income (loss)	$1,220	0.8	¢	408.1%	$(396)	(0.3	)¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the six months ended June 30, 2007 and 2006.

	June 30, 2007		Increase/ (decrease) from 2006	June 30, 2006
Selected Operating Data:
Available seat miles (in thousands) (1)	150,827		6.2%	141,955
Revenue passenger miles (in thousands) (2)	73,609		16.7%	63,074
Revenue passengers carried	270,968		12.6%	240,567
Departures flown	32,361		4.2%	31,053
Passenger load factor (3)	48.8%		9.9%	44.4%
Average yield per revenue passenger mile (4)	45.9	¢	-0.9%	46.3	¢
Revenue per available seat miles (5)	29.7	¢	0.3%	29.6	¢
Cost per available seat mile (6)	28.0	¢	-2.1%	28.6	¢
Average passenger fare (7)	$124.80		2.5%	$121.78
Average passenger trip length (miles) (8)	272		3.8%	262
Average cost per gallon of fuel	$2.54		5.8%	$2.40

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Six Months 2007 to Second Quarter 2006

Passenger Revenues. Passenger revenues were $33.8 million in the first six months of 2007, an increase of 15.7% from $29.2 million in the first six months of 2006. The $4.6 million increase in passenger revenues is primarily attributable to a 16.7% increase in revenue passenger miles during the first six months of 2007 offset by a 0.9% decrease in average yield. The Company’s available seat mile (ASM) capacity for the first six months of 2007 increased 6.2% from the ASM capacity for the first six months of 2006 as a result of an increase in the number of the Company’s regularly scheduled flights.

Public Service Revenues. At June 30, 2007, the Company served 23 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Public service revenues collected through the Essential Air Service Program decreased 13.1% to $10.5 million during the first six months of 2007, as compared to $12.1 million during the first six months of 2006. The decrease in public service revenue was due primarily to a net decrease of six communities served by the Company under the Essential Air Service Program.

Other Revenues. Other revenues were $0.4 million during the first six months of 2007, a decrease of 44.0% from the first six months of 2006. The 44.0% decrease was primarily due to decrease of rental income from the lease of two Beechcraft 1900D aircraft in 2006 which was partially offset by an increase in cargo and charter income.

Operating Expenses. Total operating expenses were $42.3 million, or 28.0 cents per ASM, in the first six months of 2007, as compared to $40.6 million, or 28.6 cents per ASM in the first six months of 2006.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $10.8 million in the first six months of 2007, an increase of 7.8% from $10.0 million in the first six months of 2006. The increase in salaries, wages, and benefits is primarily attributable to increases in employee related insurance along with increases resulting from increased staffing and pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $10.9 million, or 7.2 cents per ASM, in the first six months of 2007, an increase of $1.2 million. In comparison, the Company’s aircraft fuel and into-plane expense for the first six months of 2006 was $ 9.7 million, or 6.8 cents per ASM. The average cost of fuel increased from $2.40 per gallon in the first six months of 2006 to $2.54 per gallon in the six months of 2007. The effect of the $0.14 increase in cost per gallon was an increase in total cost of $0.6 million in 2007. The 12.7% increase in the Company’s aircraft fuel expense is attributable to a 7.1% increase in consumption as the result of a 6.2% increase in Company’s available seat miles, along with a 5.9% increase in the average cost of fuel per gallon.

At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease the Company’s fuel expense by approximately $93,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $7.0 million during the first six months of 2007, which was an 3.9% decrease from $7.3 million during the first six months of 2006. The decrease is primarily attributable to the reduction in rates in the Term Cost PlanTM Agreement (the FMP contract). These decreases were partially offset by increase in number of scheduled airframe inspections during the 2007 period.

Depreciation and amortization. Depreciation and amortization expense was $2.8 million during the first six months of 2007, which was at the same level as the first six months of 2006.

Aircraft Rental. Aircraft lease expense was $0.3 million during the first six months of 2007, a decrease of 64.8% from $0.9 million in the first six months of 2006. The reduction was primarily attributable to the reduced monthly rental payments for the two aircraft leased from Boeing Capital Corporation (Boeing). On December 20, 2006, the Company and Boeing entered into a settlement agreement which reduced the monthly rental payments for each aircraft.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $2.1 million during the first six months of 2007, which was an 8.4% decrease from $2.3 million during the first six months of 2006. The decrease in other rentals and landing fees expenses for the second quarter of 2007 occurred primarily because the Company received $0.2 million of the annual rate adjustments in the first six months at Denver International Airport which was earlier in 2007 than the third quarter of 2006.

Other Operating Expenses. Other operating expenses were $8.3 million, or 5.5 cents per ASM, during the first six months of 2007, an increase of 10.3% from $7.5 million, or 5.3 cents per ASM, during the first six months of 2006. The increase in other operating expenses is primarily due to an increase of approximately $361,000 for deicing expenses in Denver, $200,000 in pilot training and associated lodging expenses, and $218,000 for passenger booking fees.

Interest Expense. Interest expense was $1.3 million during the first six months of 2007, a decrease of 30.3% from $1.8 million during the first six months of 2006. The decrease was primarily the result of non-recurring penalty interest in 2007 and lower fixed interest rates on reduced principal balances. These decreases were partially offset by a reduction in the SFAS No. 15 credits in interest expense related to the restructured Raytheon debt.

Income Tax Expense (Benefit). As of June 30, 2007, the Company has reviewed its net deferred tax assets and has not recognized the potential tax benefits arising there from because at this time management believes it is more likely than not that the benefits will not be realized in future years. In making this assessment, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management has fully reserved the net deferred tax asset at June 30, 2007. The assessment of recognition of potential tax benefits is under continuing review and may change at a later date.

Liquidity and Capital Resources

Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for periods beginning as of July 1 and ending as of June 30 for each of the designated time periods:

	2008	2009-2010	2011-2012	After 2012	Total
Long-term debt	$6,549,121	$12,323,950	$40,941,118	$6,084,520	$65,898,709
SFAS 15 amounts (1)	1,864,044	3,030,715	1,254,726	—	6,149,485

Total debt	8,413,165	15,354,665	42,195,844	6,084,520	72,048,194
Aircraft lease obligations	600,000	1,200,000	1,200,000	450,000	3,450,000
Non-aircraft lease commitments	1,881,122	3,226,602	—	—	5,107,724

Total Obligations	$10,894,287	$19,781,267	$43,395,844	$6,534,520	$80,605,918

Sources and Uses of Cash. As of June 30, 2007, the Company’s cash balance was $2.1 million, a $0.6 million decrease from the cash balance of $2.7 million as of December 31, 2006.

Cash Provided by Operating Activities. During the first six months of 2007, the Company had positive cash flow from operating activities in the amount of $2.4 million. During the first six months the Company generated $1.2 million of net income, and non-cash depreciation and amortization of $2.8 million. Non-cash amortization of SFAS No. 15 used $1.0 million and disposition of assets provide $0.1 million. Changes in current operating items used $0.7 million.

Cash Flows from Investing Activities. The Company paid $0.5 million primarily to replace aircraft rotable components.

Cash Flows from Financing Activities. The Company utilized $2.5 million of cash to reduce the Company’s outstanding notes payable and long-term debt balances. At June 30, 2007, the Company was current on all payments due to its lenders and lessors.

As of June 30, 2007, the Company had negative working capital of $5.5 million, as compared to negative working capital of $4.8 million as of December 31, 2006.

At June 30, 2007, total liabilities were in excess of total assets by $1.7 million. The accounting treatment under SFAS No. 15 for recording of gains from the restructuring of debt obligations at December 31, 2002 required that $22.3 million of such gain be deferred and amortized over the term of the restructured debt obligations thus extending the period over which this amount will be recognized. At June 30, 2007, the remaining unamortized amount of deferred gain was $6.1 million, which will be amortized as a reduction of interest expense during the years 2007 through 2011.

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

In accordance with FASB Statement of Financial Accounting Standards No. 6 (FAS 6), Classification of Short Term Obligations Expected to be Refinanced, the amount of long-term debt that would otherwise be due after one year would have been reflected on the Company’s balance sheet as long-term obligations classified as current. Since the Company had entered into the Amended Agreement before the financial statements were issued, the long term amounts had been reclassified to non-current at December 31, 2006.

On April 27, 2007, the Company and FINOVA amended the September 30, 2006 promissory note payable to FINOVA Capital Corporation which had originally provided for 45 consecutive monthly payments of $22,342 ending June 30, 2010. The amended note provides monthly payments of $22,342 through June 30, 2007 followed by three consecutive monthly payments of $130,747 commencing July 30, 2007 through September 30, 2007, at which time the note will be considered paid in full. The Company expects to record a gain of approximately $410,000 as a result of this forgiveness of debt in the third quarter when the debt is extinguished.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

The Company is susceptible to certain risks related to changes in the cost of aircraft fuel. As of June 30, 2007, the Company did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. The Company’s earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 27.6% of the Company’s operating expenses in the first six months of 2007. A one cent change in the average cost of aircraft fuel would impact the Company’s aircraft fuel expense by approximately $93,000 annually, based upon fuel consumption in the first six months of 2007.

Interest Rates

Prior to the March 9, 2007 Amended Agreement with Raytheon, the Company’s cash flow had been negatively impacted by increases in interest rates because a significant portion of the Company’s long-term debt was financed with variable interest rates. Increases in interest rates also negatively impacts the fair value of the Company’s debt obligations that carried fixed rates of interest. The new notes, as part of the Amended Agreement bear interest at fixed rates of 6.75% and 7.0%. Therefore, all but $0.8 million of the Company’s long-term debt is financed with fixed interest rates. The Amended Agreement has significantly mitigated the prior exposure the Company had to variable interest rate risk.

Due to the amortization of the SFAS No. 15 amounts, the interest expense recorded by the Company will be significantly less than the contractual interest actually paid throughout the term of the Raytheon notes. During the first six months of 2007, the Company’s contractual interest paid for all long-term debt obligations was $2.3 million. In accordance with procedures set forth in SFAS No. 15, the Company amortized $0.9 million of the SFAS No. 15 balances during the period resulting in net interest expense of $1.3 million for the first six months.

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES

At June 30, 2007, and as of July 31, 2007, the Company was current with respect to all of the Company’s aircraft debt and lease obligations.

Item 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Amended and Restated Restructuring Agreement, dated March 9, 2007, by and between Raytheon Aircraft Credit Corporation and the Company (2)

10.2	Senior Note, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.3	First Amendment to Security Agreement dated as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (2)

10.4	Form of Amended and Restated Promissory Note relating to 1900D aircraft, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.5	Fifth Amendment to Security Agreement, dated as of March 9, 2007 by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.6	Form of First Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (2)

10.7	Form of Second Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation.

10.8	Form of Third Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer. Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer. Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. (File No. 0-23224)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: August 10, 2007	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

10.7	Form of Second Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. Filed herewith.

10.8	Form of Third Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. Filed herewith.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

E-1