Form 10-Q
period 2007-09-30
GREAT LAKES AVIATION LTD
filed 2007-11-13
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 14,081,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

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

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash	$4,555,804	$2,664,057
Accounts receivable	6,596,129	5,189,290
Inventories	3,073,633	2,133,430
Prepaid expenses and other current assets	1,180,731	2,282,978

Total current assets	15,406,297	12,269,755

Property and equipment:
Flight equipment	110,980,348	110,671,748
Other property and equipment	8,413,719	8,767,842
Less accumulated depreciation and amortization	(53,919,953)	(50,383,206)

Total property and equipment	65,474,114	69,056,384

Other assets	1,042,602	985,461

Total assets	$81,923,013	$82,311,600

Liabilities and Stockholders’ Equity (deficit)
Current liabilities:
Notes payable and current maturities of long-term debt	$7,644,176	$7,642,876
Accounts payable	4,168,555	4,789,977
Accrued interest and other liabilities	5,717,043	4,647,846

Total current liabilities	17,529,774	17,080,699

Long-term debt, net of current maturities	61,667,910	67,880,438
Deferred credits	187,657	222,785

Stockholders’ equity (deficit):
Common stock, $0.01 par value.	140,820	140,720
Authorized: 50,000,000 shares
Issued and outstanding: 14,081,970 at September 30, 2007 and 14,071,970 at December 31, 2006
Paid-in capital	33,482,644	33,468,644
Accumulated deficit	(31,085,792)	(36,481,686)

Total stockholders’ equity (deficit)	2,537,672	(2,872,322)

Commitments and Contingencies (Note 9)
Total liabilities and stockholders’ equity (deficit)	$81,923,013	$82,311,600

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues:
Passenger	$20,575,054	$17,050,707	$54,390,905	$46,265,957
Public service	5,905,023	6,058,574	16,448,147	18,190,762
Freight, charter, and other	193,378	388,730	573,642	1,066,814

Total operating revenues	26,673,455	23,498,011	71,412,694	65,523,533

Operating expenses:
Salaries, wages, and benefits	5,901,828	5,458,933	16,732,452	15,505,824
Aircraft fuel	6,623,915	5,356,672	17,499,434	15,010,556
Aircraft maintenance, materials, and repairs	3,757,406	2,114,511	10,750,677	9,393,595
Depreciation and amortization	1,407,208	1,430,619	4,217,184	4,330,230
Aircraft rental	155,025	440,397	465,075	1,321,191
Other rentals and landing fees	821,009	788,083	2,950,142	3,111,805
Other operating expenses	3,673,709	3,416,031	11,990,680	10,955,365

Total operating expenses	22,340,100	19,005,246	64,605,644	59,628,566

Operating income	4,333,355	4,492,765	6,807,050	5,894,967
Other income (expense):
Interest expense, net	(469,913)	(823,844)	(1,723,242)	(2,622,209)
Gain on extinguishment of debt	412,086	1,155,685	412,086	1,155,685

Income before income taxes	4,275,528	4,824,606	5,495,894	4,428,443
Income tax expense	(100,000)	—	(100,000)	—

Net income	$4,175,528	$4,824,606	$5,395,894	$4,428,443

Net income per share:
Basic	$0.30	$0.34	$0.38	$0.31
Diluted	$0.29	$0.34	$0.37	$0.31

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$5,395,894	$4,428,443
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	4,217,184	4,330,230
Amortization of SFAS No. 15	(1,439,193)	(1,682,250)
Loss on disposition of assets	128,394	43,854
Gain on extinguishment of debt	(412,086)	(1,155,685)
Change in current operating items:
Increase in accounts receivable	(1,406,839)	(855,152)
(Increase)/Decrease in inventories	(940,203)	396,948
Decrease in prepaid expenses and other current assets	1,045,106	598,426
Increase in unearned revenue	995,422	1,169,050
Decrease in accounts payable	(621,422)	(3,544,456)
Increase in other current liabilities	38,641	339,636
Increase in deferred lease payments	—	748,116

Net cash provided by operating activities	7,000,898	4,817,160

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(763,306)	(401,613)

Net cash flows used in investing activities	(763,306)	(401,613)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(4,359,945)	(4,435,605)
Proceeds from sale of common stock	14,100	—

Net cash used in financing activities	(4,345,845)	(4,435,605)

NET INCREASE (DECREASE) IN CASH	1,891,747	(20,058)
Cash
Beginning of period	2,664,057	1,907,357

End of period	$4,555,804	$1,887,299

Supplementary cash flow information:
Cash paid during the period for interest	$3,889,795	$3,782,784

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

September 30, 2007

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

NOTE 2. Stock Based Compensation

For the nine month period ended September 30, 2007, there were no options granted, cancelled or forfeited; and 10,000 options outstanding were exercised at a purchase price of $1.41 per share. For the nine month period ended September 30, 2006, there were no options granted, cancelled, exercised or forfeited. The Company did not realize any tax deductions related to the exercise of stock options during the first nine months. The Company will record such deductions to additional paid in capital when realized. There are no shares available for grant under the Plans as of September 30, 2007 and 2006. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2007 and 2006 was $1,029,290 and $357,415 respectively.

Note 3. Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$4,175,528	$4,824,606	$5,395,894	$4,428,443
Denominator:
Weighted average shares outstanding, basic	14,078,818	14,071,970	14,074,278	14,071,970
Dilutive effect of employee stock options	364,326	306,048	370,248	283,663

Weighted average shares outstanding, diluted	$14,443,144	$14,378,018	$14,444,526	$14,355,633
Net income per share, basic	$0.30	$0.34	$0.38	$0.31
Net income per share, diluted	$0.29	$0.34	$0.37	$0.31

For the three month period ending September 30, 2007 and September 30 2006, there were 120,000 outstanding options excluded in the calculation of net income per diluted common share because the effect would have been anti-dilutive.

For the nine months ended September 30, 2007, there were no options excluded in the calculation of net income per diluted common share. For the nine months ended September 30, 2006, outstanding options of 140,000 were excluded from the calculation of net income per diluted common share because the effect would have been anti-dilutive.

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

NOTE 5. Accrued Liabilities.

Accrued liabilities consisted of the following balances at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Accrued expenses	$437,345	$380,401
Unearned Revenue	3,633,522	2,638,099
Accrued property taxes	220,665	350,013
Accrued payroll	1,425,511	1,272,642
Accrued interest	—	6,691

Total accrued liabilities	$5,717,043	$4,647,846

NOTE 6. Notes Payable and Long-Term Debt

At September 30, 2007, the Company was current with respect to all of the Company’s aircraft debt, senior debt and lease obligations.

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

On April 27, 2007, the Company and FINOVA amended the September 30, 2006 promissory note payable to FINOVA which had originally provided for 45 consecutive monthly payments of $22,342 ending June 30, 2010. The amended note provided for continued scheduled monthly payments of $22,342 through June 30, 2007 followed by three consecutive monthly payments of $130,747 commencing July 30, 2007 through September 30, 2007. The note has been paid in full and all debt owing under the note forgiven. The Company recorded a gain of approximately $412,000 as a result of this forgiveness of debt in the third quarter when the debt was extinguished.

The amount of long-term debt also includes additional amounts of debt recorded pursuant to the provisions of the SFAS No. 15. This additional debt is being amortized as a reduction of interest expense over the remaining term of the debt.

The following table sets forth, as of September 30, 2007 and December 31, 2006, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt and the additional amounts of debt recorded by the Company pursuant to SFAS No. 15:

	September 30, 2007	December 31, 2006
Long-Term Debt:
Raytheon Aircraft Credit Corporation	$63,723,630	$67,602,232
Additional carrying value under SFAS No. 15	5,588,456	7,118,672
FINOVA promissory note	—	802,410

Total long-term debt	69,312,086	75,523,314

Less:
Raytheon Aircraft Credit Corporation current maturities of long term debt and additional carrying value under SFAS No. 15	(7,644,176)	(7,374,767)
Other current maturities of long-term debt	—	(268,109)

Long-term debt net of current maturities	$61,667,910	$67,880,438

Reduction of Debt Balances. During the first nine months of 2007, the Company made principal payments in the aggregate amount of $4.4 million against the Company’s outstanding debt balances and recognized a gain of $0.4 million on forgiveness of debt. The Company also reduced the additional carrying value under SFAS No. 15 by $1.4 million due to the amortization of the additional carrying value which was $5.6 million and $7.1 million as of September 30, 2007 and December 31, 2006 respectively.

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

NOTE 8. Related Parties

As of September 30, 2007, Raytheon owned 5,371,980 shares of Common Stock of the Company, representing an approximate 38.2% interest in the Company’s outstanding Common Stock.

As of September 30, 2007, Douglas G. Voss, the Company’s Chairman and major shareholder, is the beneficial owner of 5,681,000 shares of Common Stock, which includes 300,000 shares of Common Stock subject to currently exercisable options and represents 40.4% of the outstanding Common Stock of the Company. Accordingly, Mr. Voss and Raytheon are in a position to control the management and affairs of the Company.

NOTE 9. Commitments and Contingencies

Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for periods beginning as of October 1 and ending as of September 30 for each of the designated time periods:

	2008	2009-2010	2011-2012	After 2012	Total
Long-term debt	$5,920,153	$12,370,581	$39,674,771	$5,758,125	$63,723,630
SFAS 15 amounts	1,724,023	2,945,660	918,773	—	5,588,456

Total debt	7,644,176	15,316,241	40,593,544	5,758,125	69,312,086
Aircraft lease obligations	600,000	1,200,000	1,200,000	300,000	3,300,000
Non-aircraft lease commitments	1,817,735	4,030,567	—	—	5,848,302

Total Obligations	$10,061,911	$20,546,808	$41,793,544	$5,758,125	$78,460,388

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a regional airline operating as an independent carrier and as a code share partner with United Airlines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of November 9, 2007, the Company provides scheduled passenger service at 43 airports in eleven states with a fleet of Embraer EMB-120 Brasilias and Raytheon/Beech 1900D regional airliners. A total of 228 weekday flights are scheduled daily, including 142 flights at Denver, ten flights at Albuquerque, 20 flights at St. Louis, 12 flights at Kansas City and 12 flights at Phoenix. All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code-share agreements with United and Frontier at the Denver International Airport and Phoenix International Airport hubs. See Note 1 to the Financial Statements for a discussion of liquidity and the Company’s ability to continue as a going concern.

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

Air Service Markets

Essential Air Service Contracts. As of September 30, 2007, the Company provided essential air service to 23 communities that maintain eligibility in the U.S. Department of Transportation Essential Air Service Program.

On October 7, 2007, the Company initiated scheduled air service from Burlington, IA to both St. Louis, MO and Kansas City, MO. On the same day the Company began servicing Fort Leonard Wood, MO. to St. Louis, MO. On November 4, 2007, the Company initiated scheduled air service to Quincy, Decatur and Marion, IL to St. Louis, MO.

The Company discontinued scheduled air service to Brookings, SD on October 1, 2007 as a result of the U.S. Department of Transportation terminating Essential Air Service subsidy eligibility. On October 4, 2007, the Company was awarded Essential Air Service contracts to provide scheduled air service to Merced and Visalia, CA and Ely, NV from Las Vegas, NV, as well as, Vernal and Moab, UT from Denver, CO.

Other Service. In July 2007, the Company commenced scheduled air service to Gallup, NM with the assistance of a grant awarded to the New Mexico Department of Transportation provided by the DOT Small Community Air Service Development Program. The Company discontinued service to Aberdeen, SD on November 5, 2007.

United Airlines Code Share Agreement. Effective November 1, 2007, the Company and United Air Lines amended the terms of their code share agreement to be extended until November 1, 2010. Other terms of the amendment provide for the Company to implement United Air Lines code sharing for destinations the Company currently services to and from Albuquerque, NM, Denver, Co, Kansas City, MO and Phoenix, AZ hubs, as well as, Las Vegas, NV hub when it should become operational.

Results of Operations for the Three Months Ended September 30, 2007 and 2006.

The following table sets forth certain financial information regarding the Company’s results of operations for the three months ended September 30, 2007 and 2006.

Statement of Operations Data

(dollars in thousands)

	For the Three Months Ended September 30,
	2007				2006
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2006	Amount (in thousands)	Cents per ASM
Operating revenues
Passenger	$20,575	24.2	¢	20.7%	$17,051	23.2	¢
Public service	5,905	7.0		(2.5)	6,059	8.3
Other	193	0.2		(50.4)	389	0.5

Total operating revenues	26,673	31.4		13.5	23,498	32.0

Salaries, wages, and benefits	5,902	7.0		8.1	5,459	7.4
Aircraft fuel	6,624	7.8		23.7	5,357	7.3
Aircraft maintenance, materials and repairs	3,757	4.4		77.7	2,114	2.9
Depreciation and amortization	1,407	1.7		(1.7)	1,431	1.9
Aircraft rental	155	0.2		(64.8)	440	0.6
Other rentals and landing fees	821	1.0		4.2	788	1.1
Other operating expenses	3,674	4.3		7.6	3,416	4.7

Total operating expenses	22,340	26.3		17.5	19,005	25.9

Operating income	4,333	5.1		(3.6)	4,493	6.1
Interest expense, net	(470)	(0.6)		(43.0)	(824)	(1.1)
Gain on extinguishment of debt	412	0.5		(64.4)	1,156	1.6

Income before income taxes	4,275	4.9		(11.4)	4,825	6.6

Income tax expense	(100)				—

Net income	$4,175	4.9	¢	(13.5)%	$4,825	6.6	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the three months ended September 30, 2007 and 2006.

	September 30, 2007		Increase/ (decrease) from 2006	September 30, 2006
Selected Operating Data:
Available seat miles (in thousands) (1)	84,909		15.6%	73,424
Revenue passenger miles (in thousands) (2)	43,530		21.8%	35,734
Revenue passengers carried	159,736		15.6%	138,236
Departures flown	17,835		11.8%	15,955
Passenger load factor (3)	51.3%		5.3%	48.7%
Average yield per revenue passenger mile (4)	47.3	¢	-1.0%	47.8	¢
Revenue per available seat miles (5)	31.4	¢	-2.2%	32.1	¢
Cost per available seat mile (6)	26.3	¢	1.5%	25.9	¢
Average passenger fare (7)	$128.80		4.1%	$123.67
Average passenger trip length (miles) (8)	273		5.4%	259
Average cost per gallon of fuel	$2.81		10.2%	$2.55

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Third Quarter 2007 to Third Quarter 2006

Passenger Revenues. Passenger revenues were $20.6 million in the third quarter of 2007, an increase of 20.7% from $17.1 million in the third quarter of 2006. The $3.5 million increase in passenger revenues is primarily attributable to a 21.8% increase in revenue passenger miles and increase in average passenger fare during the third quarter of 2007. The Company’s available seat mile (ASM) capacity for the third quarter of 2007 increased 15.6% from the ASM capacity for the third quarter of 2006 as a result of an increase in the number of the Company’s regularly scheduled flights.

Public Service Revenues. At September 30, 2007, the Company served 23 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program and scheduled air service to Gallup, New Mexico with the assistance of a grant awarded to the New Mexico Department of Transportation provided by the DOT Small Community Air Service Development Program. Public service revenues collected through the Essential Air Service Program decreased 2.5% to $5.9 million during the third quarter of 2007, as compared to $6.1 million during the third quarter of 2006. The decrease in public service revenue was due primarily to a net decrease of two communities served by the Company under the Essential Air Service Program.

Other Revenues. Other revenues were $0.2 million during the third quarter of 2007, a decrease of 50.4% from the third quarter of 2006. The 50.4% decrease was primarily due to termination of rental income from the lease of two Beechcraft 1900D aircraft in 2006 which have been returned to scheduled service.

Operating Expenses. Total operating expenses were $22.3 million, or 26.3 cents per ASM, in the third quarter of 2007, as compared to $19.0 million, or 25.9 cents per ASM in the third quarter of 2006.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $5.9 million in the third quarter of 2007, an increase of 8.1% from $5.5 million in the third quarter of 2006. The increase in salaries, wages, and benefits is primarily attributable to increases resulting from increased staffing and pay rate increases offset by a decrease in the cost of employee related insurance.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $6.6 million, or 7.8 cents per ASM, in the third quarter of 2007, an increase of $1.3 million. In comparison, the Company’s aircraft fuel and into-plane expense for the third quarter of 2006 was $5.4 million, or 7.3 cents per ASM. The average cost of fuel increased from $2.55 per gallon in the third quarter of 2006 to $2.81 per gallon in the third quarter of 2007. The effect of the $0.26 increase in cost per gallon was an increase in total cost of $0.5 million in 2007. The 23.7% increase in the Company’s aircraft fuel expense is attributable to a 15.3% increase in consumption as the result of a 15.6% increase in Company’s available seat miles, along with a 10.2% increase in the average cost of fuel per gallon.

At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease the Company’s fuel expense by approximately $92,000 annually.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs expense was $3.8 million during the third quarter of 2007, which was a 77.7% increase from $2.1 million during the third quarter of 2006. The 2007 increase is attributable to increased overhauled engines which are not covered under the Term Cost PlanTM Agreement (the FMP contract) contract and 2006 had an adjustment reducing expenses related to the restructuring of the FMP contract.

Depreciation and amortization. Depreciation and amortization expense was $1.4 million during the third quarter of 2007, which was at approximately the same level as the third quarter of 2006.

Aircraft Rental. Aircraft lease expense was $0.2 million during the third quarter of 2007, a decrease of 64.8% from $0.4 million in the third quarter of 2006. The reduction was primarily attributable to the reduced monthly rental payments for the two aircraft leased from Boeing Capital Corporation (Boeing). On December 20, 2006, the Company and Boeing entered into a settlement agreement which reduced the monthly rental payments for each aircraft.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $0.8 million during the third quarter of 2007, which was at the same level as the third quarter of 2006.

Other Operating Expenses. Other operating expenses were $3.7 million, or 4.3 cents per ASM, during the third quarter of 2007, an increase of 7.6% from $3.4 million, or 4.7 cents per ASM, during the third quarter of 2006. The increase in other operating expenses is primarily due to an increase of approximately $64,000 in pilot training and associated lodging expenses, $72,000 for passenger booking fees, $50,000 for de-icing expenses in Denver and $72,000 for other expenses resulting from increased operations.

Interest Expense. Interest expense was $0.5 million during the third quarter of 2007, a decrease of 43.0% from $0.8 million during the third quarter of 2006. The decrease was primarily the result of non-recurring penalty interest in 2007 and lower fixed interest rates on reduced principal balances. These decreases were partially offset by a reduction in the SFAS No. 15 credits in interest expense related to the restructured Raytheon debt.

Gain on Extinguishment of Debt. During the third quarter of 2007, the Company recognized a $0.4 million gain on the settlement and extinguishment of debt on previously leased Embraer Brasilia aircraft from FINOVA. During the third quarter of 2006, the Company recognized a $1.1 million gain on the settlement and extinguishment of debt on three Embraer Brasilia aircraft financed by CIT.

Income Tax Expense (Benefit). The realization of any income tax benefits from the Company’s loss carry forward position remains substantially in doubt. The $100,000 of expense was the result of 2007 estimated alternative minimum tax. At September 30, 2007, the Company has fully reserved the deferred tax asset which is approximately $11.8 million.

As of September 30, 2007, the Company has reviewed its net deferred tax assets and has not recognized the potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. In making this assessment, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management has fully reserved the net deferred tax asset at September 30, 2007. The assessment of recognition of potential tax benefits is under continuing review and may change at a later date.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006.

The following table sets forth certain financial information regarding the Company’s results of operations for the nine months ended September 30, 2007 and 2006.

Statement of Operations Data

(dollars in thousands)

	For the Nine Months Ended September 30,
	2007				2006
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2006	Amount (in thousands)	Cents per ASM
Operating revenues
Passenger	$54,391	23.1	¢	17.6%	$46,266	21.5	¢
Public service	16,448	7.0		(9.6)	18,191	8.4
Other	574	0.2		(46.2)	1,067	0.5

Total operating revenues	71,413	30.3		9.0	65,523	30.4

Salaries, wages, and benefits	16,733	7.1		7.9	15,506	7.2
Aircraft fuel	17,499	7.4		16.6	15,011	7.0
Aircraft maintenance materials and repairs	10,751	4.6		14.4	9,394	4.4
Depreciation and amortization	4,217	1.8		(2.6)	4,330	2.0
Aircraft rental	465	0.2		(64.8)	1,321	0.6
Other rentals and landing fees	2,950	1.3		(5.2)	3,112	1.4
Other operating expenses	11,991	5.1		9.5	10,955	5.1

Total operating expenses	64,606	27.4		8.3	59,629	27.7

Operating income	6,807	2.9		15.5	5,895	2.7
Interest expense, net	(1,723)	(0.7)		(34.3)	(2,622)	(1.2)
Gain on extinguishment of debt	412	0.2		(64.4)	1,156	0.5

Income before income taxes	5,496	2.3		24.1	4,428	2.1

Income tax expense	(100)				—

Net income	$5,396	2.3	¢	21.9%	$4,428	2.1	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the nine months ended September 30, 2007 and 2006.

	September 30, 2007		Increase/ (decrease) from 2006	September 30, 2006
Selected Operating Data:
Available seat miles (in thousands) (1)	235,736		9.5%	215,378
Revenue passenger miles (in thousands) (2)	117,139		18.6%	98,808
Revenue passengers carried	430,704		13.7%	378,803
Departures flown	50,196		6.8%	47,008
Passenger load factor (3)	49.7%		8.3%	45.9%
Average yield per revenue passenger mile (4)	46.4	¢	-0.9%	46.8	¢
Revenue per available seat miles (5)	30.3	¢	-0.3%	30.4	¢
Cost per available seat mile (6)	27.4	¢	-1.1%	27.7	¢
Average passenger fare (7)	$126.28		3.4%	$122.14
Average passenger trip length (miles) (8)	272		4.2%	261
Average cost per gallon of fuel	$2.62		6.9%	$2.45

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Nine Months 2007 to First Nine Months 2006

Passenger Revenues. Passenger revenues were $54.4 million in the first nine months of 2007, an increase of 17.6% from $46.3 million in the first nine months of 2006. The $8.1 million increase in passenger revenues is primarily attributable to an 18.6% increase in revenue passenger miles and increase in average passenger fare during the first nine months of 2007 offset by a 0.9% decrease in average yield. The Company’s available seat mile (ASM) capacity for the first nine months of 2007 increased 9.5% from the ASM capacity for the first nine months of 2006 as a result of an increase in the number of the Company’s regularly scheduled flights.

Public Service Revenues. At September 30, 2007, the Company served 23 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program and scheduled air service to Gallup, New Mexico with the assistance of a grant awarded to the New Mexico Department of Transportation provided by the DOT Small Community Air Service Development Program. Public service revenues collected through the Essential Air Service Program decreased 9.6% to $16.4 million during the first nine months of 2007, as compared to $18.2 million during the first nine months of 2006. The decrease in public service revenue was due primarily to a net decrease of two communities served by the Company under the Essential Air Service Program.

Other Revenues. Other revenues were $0.6 million during the first nine months of 2007, a decrease of 46.2% from the first nine months of 2006. The 46.2% decrease was primarily due to termination of rental income from the lease of two Beechcraft 1900D aircraft in 2006 which have been returned to scheduled service. This decrease was partially offset by an increase in cargo and charter income.

Operating Expenses. Total operating expenses were $64.6 million, or 27.4 cents per ASM, in the first nine months of 2007, as compared to $59.7 million, or 27.7 cents per ASM in the first nine months of 2006.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $16.7 million in the first nine months of 2007, an increase of 7.9% from $15.5 million in the first nine months of 2006. The increase in salaries, wages, and benefits is primarily attributable to increases resulting from increased staffing and pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $17.5 million, or 7.4 cents per ASM, in the first nine months of 2007, an increase of $2.5 million. In comparison, the Company’s aircraft fuel and into-plane expense for the first nine months of 2006 was $15.0 million, or 7.0 cents per ASM. The average cost of fuel increased from $2.45 per gallon in the first nine months of 2006 to $2.62 per gallon in the nine months of 2007. The effect of the $0.17 increase in cost per gallon was an increase in total cost of $1.0 million in 2007. The 16.6% increase in the Company’s aircraft fuel expense is attributable to a 9.9% increase in consumption as the result of a 9.5% increase in Company’s available seat miles, along with a 6.9% increase in the average cost of fuel per gallon.

At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease the Company’s fuel expense by approximately $92,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $10.8 million during the first nine months of 2007, which was an 14.4% increase from $9.4 million during the first nine months of 2006. The 2007 increase is attributable to increased overhauled engines which are not covered under the FMP contract and 2006 had adjustment reducing expenses related to the restructuring of the FMP contract and increase number of scheduled airframe inspections during the 2007 period.

Depreciation and amortization. Depreciation and amortization expense was $4.2 million during the first nine months of 2007, which was at approximately the same level as the first nine months of 2006.

Aircraft Rental. Aircraft lease expense was $0.5 million during the first nine months of 2007, a decrease of 64.8% from $1.3 million in the first nine months of 2006. The reduction was primarily attributable to the reduced monthly rental payments for the two aircraft leased from Boeing Capital Corporation (Boeing). On December 20, 2006, the Company and Boeing entered into a settlement agreement which reduced the monthly rental payments for each aircraft.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $2.9 million during the first nine months of 2007, which was a 5.2% decrease from $3.1 million during the first nine months of 2006. The decrease in other rentals and landing fees expenses for the first nine months of 2007 occurred primarily because of reduced landing rate at Denver International Airport.

Other Operating Expenses. Other operating expenses were $12.0 million, or 5.1 cents per ASM, during the first nine months of 2007, an increase of 9.4% from $11.0 million, or 5.1 cents per ASM, during the first nine months of 2006. The increase in other operating expenses is primarily due to an increase of approximately $413,000 for de-icing expenses in Denver, $290,000 for passenger booking fees, $172,000 in pilot training and associated lodging expenses and $123,000 for legal and professional fees.

Interest Expense. Interest expense was $1.7 million during the first nine months of 2007, a decrease of 34.3% from $2.6 million during the first nine months of 2006. The decrease was primarily the result of non-recurring penalty interest in 2007 and lower fixed interest rates on reduced principal balances. These decreases were partially offset by a reduction in the SFAS No. 15 credits in interest expense related to the restructured Raytheon debt.

Gain on Extinguishment of Debt. During the third quarter of 2007, the Company recognized a $0.4 million gain on the settlement and extinguishment of debt on previously leased Embraer Brasilia aircraft from FINOVA. During the third quarter of 2006, the Company recognized a $1.1 million gain on the settlement and extinguishment of debt on three Embraer Brasilia aircraft financed by CIT.

Income Tax Expense (Benefit). The realization of any income tax benefits from the Company’s loss carry forward position remains substantially in doubt. The $100,000 of expense was the result of 2007 estimated alternative minimum tax. At September 30, 2007, the Company has fully reserved the deferred tax asset which is approximately $11.8 million.

As of September 30, 2007, the Company has reviewed its net deferred tax assets and has not recognized the potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. In making this assessment, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management has fully reserved the net deferred tax asset at September 30, 2007. The assessment of recognition of potential tax benefits is under continuing review and may change at a later date.

Liquidity and Capital Resources

Debt and Lease Payment Obligations. The following table summarizes the Company’s major debt and lease payment obligations for periods beginning as of October 1 and ending as of September 30 for each of the designated time periods:

	2008	2009-2010	2011-2012	After 2012	Total
Long-term debt	$5,920,153	$12,370,581	$39,674,771	$5,758,125	$63,723,630
SFAS 15 amounts	1,724,023	2,945,660	918,773	—	5,588,456

Total debt	7,644,176	15,316,241	40,593,544	5,758,125	69,312,086
Aircraft lease obligations	600,000	1,200,000	1,200,000	300,000	3,300,000
Non-aircraft lease commitments	1,817,735	4,030,567	—	—	5,848,302

Total Obligations	$10,061,911	$20,546,808	$41,793,544	$5,758,125	$78,460,388

Sources and Uses of Cash. As of September 30, 2007, the Company’s cash balance was $4.6 million, a $1.6 million increase from the cash balance of $2.7 million as of December 31, 2006.

Cash Provided by Operating Activities. During the first nine months of 2007, the Company had positive cash flow from operating activities in the amount of $7.0 million. During the first nine months the Company generated $5.4 million of net income, and non-cash depreciation and amortization of $4.2 million. Non-cash amortization of SFAS No. 15 was $1.4 million along with the non-cash gain on extinguishment of debt $0.4 million and disposition of assets provide $0.1 million. Changes in current operating items used $0.9 million.

Cash Flows from Investing Activities. The Company paid $0.8 million primarily to replace aircraft rotable components.

Cash Flows from Financing Activities. The Company utilized $4.4 million of cash to reduce the Company’s outstanding notes payable and long-term debt balances. At September 30, 2007, the Company was current on all payments due to its lenders and lessors.

As of September 30, 2007, the Company had negative working capital of $2.1 million, as compared to negative working capital of $4.8 million as of December 31, 2006.

At September 30, 2007, total assets were in excess of total liabilities by $2.5 million. The accounting treatment under SFAS No. 15 for recording of gains from the restructuring of debt obligations at December 31, 2002 required that $22.3 million of such gain be deferred and amortized over the term of the restructured debt obligations thus extending the period over which this amount will be recognized. At September 30, 2007, the remaining unamortized amount of deferred gain was $5.6 million, which will be amortized as a reduction of interest expense during the years 2007 through 2011.

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

Under the Amended Agreement, the Company issued to Raytheon a promissory note (the Senior Note) that replaced both the existing senior note and subordinated note issued by the Company to Raytheon on December 31, 2002. The Senior Note has an original principal amount of $13.2 million and bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the last day of each month, commencing on March 30, 2007. Beginning with the calendar quarter ending June 30, 2007, the Senior Note provides for quarterly payments of principal on June 30, September 30, and December 30 each year until the note matures on December 30, 2015. As of September 30, 3007 the remaining principal balance was $12.5 million.

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

On April 27, 2007, the Company and FINOVA amended the September 30, 2006 promissory note payable to FINOVA Capital Corporation which had originally provided for 45 consecutive monthly payments of $22,342 ending June 30, 2010. The amended note provided for monthly payments of $22,342 through June 30, 2007 followed by three consecutive monthly payments of $130,747 commencing July 30, 2007 through September 30, 2007, at which time the note was considered paid in full. The Company recorded a gain of approximately $412,000 as a result of this forgiveness of debt in the third quarter when the debt was extinguished.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

The Company is susceptible to certain risks related to changes in the cost of aircraft fuel. As of September 30, 2007, the Company did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. The Company’s earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 27.1% of the Company’s operating expenses in the first nine months of 2007. A one cent change in the average cost of aircraft fuel would impact the Company’s aircraft fuel expense by approximately $92,000 annually, based upon fuel consumption in the first nine months of 2007.

Interest Rates

Prior to the March 9, 2007 Amended Agreement with Raytheon, the Company’s cash flow had been negatively impacted by increases in interest rates because a significant portion of the Company’s long-term debt was financed with variable interest rates. Increases in interest rates also negatively impacts the fair value of the Company’s debt obligations that carried fixed rates of interest. The new notes, as part of the Amended Agreement bear interest at fixed rates of 6.75% and 7.0%. Therefore, all but $0.7 million of the Company’s long-term debt is financed with fixed interest rates. The Amended Agreement has significantly mitigated the prior exposure the Company had to variable interest rate risk.

Due to the amortization of the SFAS No. 15 amounts, the interest expense recorded by the Company will be significantly less than the contractual interest actually paid throughout the term of the Raytheon notes. During the first nine months of 2007, the Company’s contractual interest paid for all long-term debt obligations was $3.4 million. In accordance with procedures set forth in SFAS No. 15, the Company amortized $1.4 million of the SFAS No. 15 balances during the period resulting in net interest expense of $2.0 million for the first nine months.

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

On October 19, 2007, International Association of Machinists and Aerospace Workers (“the IAM”), the designated collective bargaining representative of the class and craft of Mechanics and Related and Clerical employees, sued the Company in Colorado federal court. The following Monday, October 22, 2007, the Company sued the IAM in Minnesota.

These lawsuits arise out of a dispute regarding whether the Company has been relieved of its Railway Labor Act obligations to bargain collectively with the IAM and to maintain the status quo until the bargaining process is exhausted. The union lawsuit seeks to require the Company to engage in mediated bargaining and to refrain from changing the terms, conditions and wages of aircraft maintenance employees. The Company lawsuit seeks to free the parties from further bargaining and to authorize unilateral action regarding maintenance employee employment.

On October 31, 2007 the Colorado federal court entered a temporary restraining order preventing the Company from increasing mechanic pay. Later on November 7, that court entered a preliminary injunction the prohibits unilateral action and compels the Company to participate in bargaining under the auspices of the National Mediation Board. In the meantime the federal court in Minnesota denied the Company’s motion for an injunction against mediated bargaining. An appeal of the Minnesota denial has been filed.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

At September 30, 2007, and as of October 31, 2007, the Company was current with respect to all of the Company’s aircraft debt and lease obligations.

Item 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Amended and Restated Restructuring Agreement, dated March 9, 2007, by and between Raytheon Aircraft Credit Corporation and the Company (2)

10.2	Senior Note, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.3	First Amendment to Security Agreement dated as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (2)

10.4	Form of Amended and Restated Promissory Note relating to 1900D aircraft, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (2)

10.5	Fifth Amendment to Security Agreement, dated as of March 9, 2007 by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.6	Form of First Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (2)

10.7	Form of Second Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation.

10.8	Form of Third Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer. Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer. Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. (File No. 0-23224)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: November 13, 2007	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (Principal Executive Officer). Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (Principal Executive Officer). Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

E-1