Form 10-K
period 2007-12-31
GREAT LAKES AVIATION LTD
filed 2008-03-31
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of registrant’s most recently completed second fiscal quarter was approximately $8,769,142.

As of March 1, 2008 there were 14,091,970 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by part III of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the 2008 annual meeting of shareholders.

GREAT LAKES AVIATION, LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2007

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

As more fully described in this report, important factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	the Company’s dependence on its code-sharing relationships with United Air Lines, Inc. (United Air Lines or United), and Frontier Airlines, Inc. (Frontier Airlines or Frontier);

2)	the Company’s ability to maintain compliance with the Company’s restructured debt and lease obligations;

3)	the effect of general economic conditions on business and leisure travel;

4)	the incidence of domestic and international terrorism and military actions;

5)	the incidence of pandemic diseases, storms, and other natural disasters;

6)	the level of passenger confidence in the safety of air travel;

7)	the volatility and level of fuel costs;

8)	seasonality of passenger traffic;

9)	the receipt of economically sufficient Essential Air Service subsidies;

10)	increases in insurance and security expenses;

11)	the possibility of increased competition from other air carriers (including United and Frontier) and from ground transportation; and

12)	the level of regulatory and environmental costs.

See also Item 1A., “Risk Factors,” below for additional discussion of these factors.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and the Company does not undertake to update any forward-looking statements except as required by law in the normal course of its public disclosure practices.

PART I

Item 1.	BUSINESS

General

Great Lakes Aviation, Ltd. (Great Lakes or the Company) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Air Lines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of March 15, 2008, the Company served twelve states with 32 destinations to and from Denver, Colorado, four destinations to and from Phoenix, Arizona, five destinations to and from St. Louis, Missouri, five destinations to and from Kansas City, Missouri and two destinations to and from Albuquerque, New Mexico.

The Company was incorporated on October 25, 1979, as an Iowa corporation and became a publicly traded company on January 21, 1994. General information about the Company can be found at www.flygreatlakes.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through the Company’s website as soon as reasonably practicable after the Company has filed such reports with, or furnished them to, the United States Securities and Exchange Commission. Information on the Company’s website is not incorporated into, nor a part of, this Form 10-K or the Company’s other securities filings.

Essential Air Service Program

The Company derived approximately 25% of its total revenue from the Essential Air Service program (EAS) in 2007, which is administered by the United States Department of Transportation (the DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the Deregulation Act), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before the airline may terminate, suspend, or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. EAS rates are normally set for two-year periods for each city. Significant fluctuations in passenger revenues, as well as fluctuations in fuel and other costs, may cause EAS routes to become unprofitable during these two-year terms.

At the end of the two year term for EAS service to a particular city, the DOT may request competitive proposals from other airlines. Proposals, when requested, are evaluated on, among other things, the level of service provided, the amount of subsidy requested, the fitness of the applicant, and comments from the communities served.

Congress set the EAS funding level at $102 million for the federal fiscal year ended September 30, 2005, and $110 million for the fiscal years ending September 30, 2006 and 2007. Congress is currently proposing $110 million for the fiscal year ending September 30, 2008.

The Company initiated scheduled air service to Gallup, NM in July 2007 with the assistance of a grant awarded to the New Mexico Department of Transportation provided by the DOT Small Community Air Service Development Program. The Company will discontinue this service on March 30, 2008. Under a similar grant program, the Company discontinued service to Sierra Vista, AZ in the first quarter of 2007.

During 2007, the Company began providing EAS service to Burlington, IA; Marion, IL; Quincy, IL; Decatur, IL; Ft. Leonard Wood, MO and Great Bend, KS. The Company also discontinued scheduled services to Brookings, SD; Prescott, AZ and Kingman, AZ.

In October 2007, the Company’s proposal to provide Essential Air Service to serve Vernal, UT; Moab, UT; Ely, NV; Merced, CA and Visalia, CA was accepted by the DOT.

The Company’s proposal to provide Essential Air Service to serve seven Montana communities was accepted by the DOT on December 22, 2007.

Essential Air Service Program Activity Subsequent to December 31, 2007

On January 7, 2008, the Company commenced scheduled Essential Air Service to Vernal and Moab, UT from Denver, CO.

On February 6, 2008 the Company was selected to provide EAS service to Manhattan, KS and Salina, KS from Kansas City, MO, and Cape Girardeau, MO, Jackson, TN and Owensboro, KY from Kansas City, MO, St. Louis, MO or Cincinnati, OH.

As of February 29, 2008, the Company served 28 EAS communities on a subsidized basis.

United Air Lines and Frontier Airlines Code Share Relationships

United Air Lines. The Company has operated under a code share agreement with United Air Lines since 2001. The terms of the United code share agreement were amended effective July 18, 2003 and again on November 1, 2007. The current terms of the United code share agreement provide that the Company place United Air Lines flight designator codes on certain flights of the Company that connect with United flights in Albuquerque, NM; Denver, CO; Kansas City, MO and Phoenix, AZ, and anticipates adding Las Vegas, NV.

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

Markets

As of December 31, 2007, the Company operated 232 weekday flights. Service scheduled to and from its five hubs include; 148 flights at Denver, 8 flights at Albuquerque, 12 flights at Phoenix, 20 flights at St. Louis and 12 flights at Kansas City, MO.

The Company frequently modifies its routes. For a current map of routes being flown, please visit our website at www.flygreatlakes.com.

As of March 28, 2008, the Company’s route map, consisting of current scheduled service and recently awarded Essential Air Service communities, is as follows:

Marketing

The Company’s services are marketed primarily by means of the Company’s internet web site, global distributions systems (travel agencies and travel agent web sites), the Company’s reservation call center and seat capacity made available through the Company’s code share agreements. The Company’s promotional programs emphasize the Company’s close affiliation with its code share partners and, in particular, the opportunity for the Company’s passengers to participate in related customer service benefits, such as frequent flyer programs.

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

Charter and Freight Service

The Company uses its Beechcraft 1900D’s and Embraer Brasilia aircraft to provide charter services to private individuals, corporations and athletic teams. The Company also carries freight and small packages on most of its scheduled flights. Combined revenues from the Company’s leases, charter flights and freight air service were 0.9%, 1.5%, and 1.6% of the Company’s total revenues for the years ended December 31, 2007, 2006, and 2005, respectively.

Seasonality

The airline industry generally is subject to cyclical moves in the economy. Because both personal discretionary travel and business travel may be expected to decline during periods of economic weakness, the airline industry tends to experience poorer financial results during such periods.

Seasonal factors, primarily weather conditions and passenger demand, generally affect our monthly passenger enplanements. We have historically shown a higher level of passenger enplanements in the May through October period as compared with the November through April period for many of the cities served. These seasonal factors have generally resulted in reduced revenues, lower operating income, and less cash flow for the Company during the November through April period. As a result of such factors, our revenues and earnings have shown a corresponding increase during the May through October period.

Competition

The Company competes for passenger traffic with regional and major air carriers and ground transportation. The Company may also compete with other regional air carriers to receive EAS subsidies for providing air service to small communities. The Company’s competition from other air carriers varies from location to location and, in certain areas, comes from regional and major carriers who serve the same or nearby destinations as the Company, but through different hub and spoke systems. The Company could experience increased competition from competitors or on one or more of the Company’s routes.

Aircraft

As of December 31, 2007, the Company’s fleet consisted of 25 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft.

Beechcraft 1900D Aircraft. The 19 passenger Beechcraft 1900D aircraft are pressurized, weather radar equipped, and offer a 310-mile per hour cruising speed.

Embraer Brasilia Aircraft. The 30-passenger Embraer Brasilia aircraft are pressurized, weather radar equipped, has restrooms, is staffed with a flight attendant, and offers a 330-mile per hour cruising speed.

A summary of the Company’s operating aircraft as of December 31, 2007, 2006 and 2005 is as follows:

	2007		2006		2005
	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia
Owned	25	4	25	4	25	4
Operating leases	—	2	—	2	—	2

	25	6	25	6	25	6
Leased to another carrier	—	—	—	—	(2)	—

Available for operations	25	6	25	6	23	6

As of December 31, 2007, the average age of the Company’s aircraft was approximately 13 years, and as of December 31, 2006, the average age of the Company’s aircraft was approximately 12 years as the Company has operated the same fleet of aircraft in both years.

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

In July 2006, the Company amended the FMP contract to extend its term to June 30, 2011 and to reduce the hourly rate the Company pays per flight hour. Monthly amounts to be paid by the Company are based on the total number of Beechcraft 1900D engine flight hours at a fixed contractual rate. The contractual rate per flight hour is subject to annual fixed increases throughout the term of the contract, and the Company is recognizing this expense at a level rate throughout the term of the contract. Since the FMP contract amendment reduced hourly rates retroactively to July 1, 2005, the Company reflected a change in estimate and recorded an adjustment of $582,234 for the renegotiated rate which reduced the corresponding balance payable to P&WC and maintenance expense during the third quarter ending September 30, 2006.

Fuel

The Company expects to continue to be able to obtain fuel in quantities sufficient to meet its future requirements. The Company contracts, through intermediaries and directly with refiners for the purchase of a significant portion of its aircraft fuel requirements. However, standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, an increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues or subsidies, could have a material adverse impact on the Company’s future operating results. During 2007, the Company’s average price of fuel, including taxes and plane service fees, was $2.76 per gallon, as compared to $2.42 in 2006 and $2.13 in 2005. At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease the Company’s fuel expense by approximately $93,000 annually.

Liquidity and Financing

In the first quarter of 2007 and the third and fourth quarters of 2006, the Company successfully renegotiated with its primary creditors to either extinguish debt or renegotiate the terms of their lease, debt, and significant contractual obligations.

Pratt and Whitney Canada

In July 2006, the Company amended its Fleet Management ProgramTM contract (the FMP contract) with Pratt & Whitney Canada (P&WC) to extend its term to June 30, 2011 and to reduce the hourly rate the Company pays per flight hour.

CIT Aerospace

On September 28, 2006, the Company extinguished its debt obligation with CIT Aerospace (CIT) by making cash payment of $2.1 million. During the first nine months of 2006, the Company made total payments of principal and interest on the CIT debt obligation in the amount of $2.7 million. As a result of the extinguishment of debt with CIT, the Company has realized a one-time gain of $1.1 million in the quarter ended September 30, 2006.

FINOVA Capital Corporation

The Company entered into a settlement agreement with FINOVA Capital Corporation (FINOVA) on October 20, 2006 after returning two Embraer Brasilia aircraft. The terms of the agreement allowed for a reduction in the balance of the outstanding lease obligations and accrued penalty interest from $1.4 million to $0.85 million, for which the Company entered into a promissory note payable in 45 equal monthly installments of $22,342, including interest, with the first payment being made October 31, 2006. In accordance with the provisions of SFAS No. 15, the Company recorded the FINOVA debt in the amount of $1.0 million. The Company prepaid the debt in the third quarter of 2007 at a discounted rate. As a result the Company recorded a gain of approximately $412,000.

Boeing Corporation

On December 20, 2006, the Company and Boeing Capital Corporation (Boeing) entered into a Settlement Agreement and Lease Amendment that discharged the Company’s obligations for defaulted rent and other payments due to Boeing under lease agreements for two Embraer aircraft. The total discharged payment defaults were $10,067,097. Simultaneously, the Company paid Boeing a lump sum of $1,150,000 and a maintenance rent payment for two aircraft engines. The lease was amended to: (i) reduce the monthly rental payments for each aircraft; (ii) require the Company to pay “maintenance rent,” which will be reimbursable upon completion of certain maintenance events; and (iii) remove the Company’s option to purchase the aircraft at the end of the April 2013 lease term at the aircraft’s then fair market value. The total discharged deferred lease payments were $8.3 million and total discharge including accrued interest and penalties resulted in a gain for 2006 of $10.1 million. The Settlement Agreement and Lease Amendment cured all existing defaults with Boeing.

Raytheon Aircraft Credit Corporation

On March 9, 2007, the Company and Raytheon Aircraft Credit Corporation (Raytheon) entered into an Amended and Restated Restructuring Agreement (the Amended Agreement), which amends and restates in its entirety the Restructuring Agreement between the Company and Raytheon dated as of December 31, 2002, (the 2002 Restructuring Agreement). Pursuant to the Amended Agreement, the Company issued to Raytheon 25 amended and restated promissory notes (the Aircraft Notes), each secured by an amended security agreement in the related aircraft. The Aircraft Notes replace the existing notes issued by the Company to Raytheon on December 31, 2002. Each of the Aircraft Notes has an original principal amount of $2,116,573.70, for a total amount of $52,914,343, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears starting on March 30, 2007. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1,306,674.84 will be due for each aircraft. The fixed rate of 6.75% on the Aircraft Notes represents a significant reduction in interest expense and eliminates variable interest rate risk on all of the Company’s aircraft debt.

Under the Amended Agreement, the Company issued to Raytheon a promissory note (the Senior Note) that replaces the existing senior note and subordinated note issued by the Company to Raytheon on December 31, 2002. The Senior Note has an original principal amount of $13,174,754.62 and bears interest at a rate of 7.00%. Interest on the Senior Note is payable monthly in arrears on the last day of each month, commencing on March 30, 2007. Beginning with the calendar quarter ending June 30, 2007, the Senior Note will provide for quarterly payments of principal on June 30, September 30, and December 30 each year until the note matures on December 30, 2015. As additional security for the Senior Note, the Company pledged four Embraer Brasalia aircraft; as well as, all other assets of the Company. For additional information regarding the Company’s arrangements with Raytheon, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

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

The Amended Agreement requires the Company to file a shelf registration statement with the Securities and Exchange Commission to permit Raytheon to resell its shares of Company Common Stock, which the Company has agreed to file by April 30, 2008.

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

Other Leases

The Company leases office and hangar space, and office equipment for its headquarters, reservation facilities, airport facilities, and certain other equipment. The Company also leases certain airport gate and terminal facilities on a month-to-month basis.

Release of Tax Valuation Allowance

Until the fourth quarter of 2007, the Company had recorded a valuation allowance to fully reserve its net deferred tax assets. In the fourth quarter of 2007, the Company determined that it is more likely than not that the Company will be able to utilize most of its net operating loss carryforwards prior to their expiration and other deferred tax assets as they reverse. As a result, the Company released most of its deferred tax asset valuation allowance and recorded a $10.5 million income tax benefit on the Company’s income statement which represents the difference between the $10.7 million deferred tax benefit and $0.2 million of alternative minimum tax expense. As of December 31, 2007, the Company has approximately $66.5 million of Federal net operating loss carryforwards, which will be available to offset future taxable income. A valuation allowance of $500,000 remains at December 31, 2007 for state net operating loss carryforwards that may not be recovered.

Transportation Security Administration

At June 30, 2004, the Company was obligated to the Transportation Security Administration for $2.5 million, representing collections from passengers for security fees and amounts due from the Company for aviation security infrastructure fees. On August 11, 2004, the Company restructured this obligation into an installment note. This obligation was retired on June 20, 2007.

Employees

At March 1, 2008, the Company had 581 full-time and 348 part-time active employees, as compared to 557 full-time and 288 part-time active employees at March 1, 2007.

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

The Company’s mechanics and maintenance clerks are represented by the International Association of Machinists (IAM). The Company’s agreement with the mechanics became amendable on November 1, 2005, and the Company’s agreement with the maintenance clerks became amendable on March 1, 2002. On October 19, 2007, the IAM, the designated collective bargaining representative of the class and craft of Mechanics and Related and Clerical employees, sued the Company in Colorado federal court. The following Monday, October 22, 2007, the Company sued the IAM in Minnesota. For additional detail with respect to the status of these matters, see Item 3 of this report, “Legal Proceedings” below.

In 2003, the Company’s dispatchers voted to be represented by the International Brotherhood of Teamsters. Negotiations with the dispatchers are inactive at the present time.

Executive Officers of the Registrant

The following table provides information with respect to the Company’s executive officers as of March 15, 2008.

Name	Age	Title
Douglas G. Voss	53	Chairman of the Board of Directors-President
Charles R. Howell IV	50	Chief Executive Officer
Michael O. Matthews	51	Vice President and Chief Financial Officer
Michael L. Tuinstra	54	Treasurer

Douglas G. Voss. Mr. Voss co-founded the Company in 1979 and served in the position of Chief Executive Officer from the Company’s inception until December 31, 2002. Mr. Voss has served as a director of the Company since the Company’s inception and became Chairman of the Board of Directors on December 31, 2002. Mr. Voss became a pilot in 1974 and holds both an Airline Transport Pilot Certificate and an Airframe and Powerplant Mechanic Certificates. Mr. Voss is a graduate of Colorado Aero Tech. Mr. Voss has previously served the Company in the FAA Air Carrier Certificate required operational control positions of Director of Operations and Director of Maintenance.

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

The Deregulation Act of 1978 eliminated many regulatory constraints so that airlines became free to set fares and, with limited exceptions, to establish domestic routes without the necessity of seeking government approval. The DOT is still authorized to establish consumer protection regulations in order to prohibit certain pricing practices, mandate conditions of carriage, and make ongoing determinations of a carrier’s fitness, willingness, and ability to provide air transportation properly and lawfully. The DOT also has the power to bring proceedings to enforce its regulations under the 1958 Act and seek penalties, including the assessment of civil penalties, the revocation of operating authority, and criminal sanctions.

The Aviation and Transportation Security Act requires the adoption of certain security measures by airlines and airports, including the screening of passengers and baggage. The security measures are being partially funded by a per flight segment tax on tickets. The Company is responsible for certain security costs above this level.

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

Financial Condition of the Company

During the year ended December 31, 2006 and in March 2007 the Company had successfully renegotiated with its lenders to extinguish debt or renegotiate the terms of their lease and debt agreements. Failure by the Company to comply with the terms and conditions of its debt and lease obligations could affect the Company’s ability to secure additional financing to facilitate growth. These transactions are discussed further in notes (2), (5) and (7) of the accompanying financial statement.

Dependence on Relationship with United Air Lines

Currently, the Company estimates that approximately 40% of Great Lakes’ connecting passenger traffic with United Air Lines flights utilizes the United code share product line. As a result of the Company’s relationship with United Air Lines (United), the Company’s business is sensitive to events and risks affecting United. If adverse events affect United’s business, the Company’s business could also be adversely affected. Such events include the ability of United to achieve financial viability after exiting Chapter 11 bankruptcy reorganization, changes in United’s business plan or model, employee strikes or job actions, significant curtailment of services, and terrorist events. However, to the extent that the Company is successful in developing both its own identity in its route system and its code share relationship with Frontier Airlines and interline partnerships with other airlines, the Company will reduce its dependence on United and mitigate the effects of any adverse events that are related solely to United.

Terrorist Events

The Company’s operations are sensitive to changes in the economy and airline industry that are caused by, or related to, past and future terrorist attacks. Such changes include, but are not limited to, the impact of additional airline and security charges on Company costs, reduced customer demand for travel, the cost and availability of war-risk and other aviation insurance (including the federal government’s provision of third party war-risk coverage).

War

War or other military action by the United States or other countries could have a significant effect on passenger traffic.

Dependence on Essential Air Service Revenues

In 2007, the Company received approximately $24.1 million of EAS subsidies as compensation for Essential Air Service provided by the Company to small cities, as compared to $23.9 million in 2006. EAS subsidies are expected to remain a significant portion of the Company’s revenues in future years. The total amount of EAS subsidy ultimately received by the Company over an extended period is determined by, among other things, overall funding levels to the DOT by Congress, competitive bids by other carriers, schedule modifications at the request of the DOT, and the Company’s optimization of its schedules.

The DOT awards EAS subsidies through competitive bidding and the Company could lose its EAS subsidy to competitors. In addition, the DOT has the right to cancel EAS arrangements if it determines that the communities served by such arrangements are no longer eligible.

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

Fuel Costs

Aircraft fuel is a major component of the Company’s operating expenses. Aircraft fuel represented approximately 28.4% of the Company’s operating expenses in 2007 compared to 24.8% of the Company’s operating expenses in 2006. The Company does participate in risk-based fuel hedging instruments. The Company’s cost of fuel varies directly with market conditions, and the Company has no guaranteed long-term sources of supply. Generally, the Company intends to follow industry trends by raising fares in response to significant fuel price increases. However, the Company’s ability to pass on increased fuel costs through fare or EAS subsidy increases may be limited by economic and competitive conditions. Accordingly, a reduction in the availability of, or an increase in the price of fuel, could have a material adverse effect on both the Company’s cash flow from operations and the Company’s profitability. In the fiscal year ended December 31, 2007, the Company’s average price per gallon of fuel consumed increased to an average of $2.76 per gallon compared to the average price per gallon of $2.42 for the fiscal year ending December 31, 2006. The Company estimates that every $.01 increase in the price per gallon of fuel equates to an annualized increase in fuel expense of approximately $93,000 based on 2007 operating activity.

Control by Principal Stockholders

Raytheon, the Company’s principal creditor, owns 5,371,980 shares of the Company’s common stock, representing an approximate 38.2% interest in the Company’s outstanding shares of common stock. Raytheon acquired the shares in consideration for concessions granted by Raytheon pursuant to the 2002 Restructuring Agreement

Mr. Douglas G. Voss, Chairman of the Board of the Company, beneficially owns or controls approximately 39.5% of the outstanding shares of the Company’s common stock, including shares owned by Ms. Gayle R. Brandt. Pursuant to a Marital Dissolution Stipulation and Property Settlement, Ms. Brandt granted to Mr. Voss an Irrevocable Proxy to vote her shares of the Company’s common stock until June 28, 2010.

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

The Company leases gate, terminal and ramp facilities at 44 airports where ticketing and passenger loading and unloading are handled by Company personnel. Payments to airport authorities for ground facilities are based on a number of factors, including the amount of space used and flight volume.

The Company believes that it has adequate facilities for the conduct of its current and planned operations.

As of December 31, 2007, the Company’s fleet consisted of 25 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft. For additional information with respect to the Company’s aircraft, see the discussion in Item 1 of this report, “Business—Aircraft” above.

Item 3.	LEGAL PROCEEDINGS

On October 19, 2007, International Association of Machinists and Aerospace Workers (the “IAM”), the designated collective bargaining representative of the class and craft of Mechanics and Related and Clerical employees, sued the Company in Colorado federal court. The following Monday, October 22, 2007, the Company sued the IAM in Minnesota.

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

On October 31, 2007 the Colorado federal court entered a temporary restraining order preventing the Company from increasing mechanic pay. Later on November 7, that court entered a preliminary injunction that prohibits unilateral action and compels the Company to participate in bargaining under the auspices of the National Mediation Board. The IAM subsequently agreed to an October 2007 Company proposed wage increase for mechanics effective November 1, 2007. In the meantime the federal court in Minnesota denied the Company’s motion for an injunction against mediated bargaining. The Company has appealed both the Minnesota and Colorado federal court rulings.

On December 5, 2007, the Company’s mechanics and maintenance clerks’ representatives submitted an Application for Investigation of Representation Dispute to the National Mediation Board seeking to decertify the IAM as their union representatives. The application is currently being investigated by the National Mediation Board. The litigation in the Minnesota and Colorado federal district courts and the related appeals to the 8th and 10th Circuit federal appellate courts have been stayed pending the outcome of the National Mediation Board investigation and any ensuing union representative decertification vote.

The Company is a party to other ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the year ended December 31, 2007.

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

Stock Quotations	High	Low
2007:
First quarter	$3.50	$2.15
Second quarter	3.20	2.25
Third quarter	3.00	2.20
Fourth quarter	2.60	1.98

2006:
First quarter	$1.28	$0.61
Second quarter	1.70	1.03
Third quarter	1.65	1.30
Fourth quarter	2.27	1.40

As of March 3, 2008, the Company had approximately 319 record holders of its Common Stock.

The transfer agent for the Company’s Common Stock is Wells Fargo Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota 55075-0738, telephone: (651) 450-4064.

The Company has not paid any dividends on its Common Stock since its initial public offering in January 1994. The Company expects that, for the foreseeable future, it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operating and financial condition of the Company, and any applicable restrictive debt and lease covenants. Under its March 9, 2007 Amended and Restated Restructuring Agreement with Raytheon, the Company has agreed not to pay dividends. There were no sales of unregistered securities of the Company during the fiscal year ended December 31, 2007.

See Item 12 with respect to securities authorized for issuance under equity compensation plans.

Item 6.	SELECTED FINANCIAL AND OPERATING DATA

The following statement of operations and balance sheet data as of, and for each of, the years in the five-year period ended December 31, 2007 are derived from the Company’s financial statements. The financial statements for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 have been audited by KPMG LLP. The financial statements as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, and the report thereon, are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share and selected operating data)
Statement of Operations Data:
Passenger revenues	$73,283	$62,477	$53,313	$54,532	$48,691
Public service revenues	24,149	23,851	21,861	20,776	25,079
Freight, charter, and other	728	1,286	1,218	1,040	1,991

Total operating revenues	98,160	87,614	76,392	76,348	75,761

Operating expenses:
Salaries, wages and benefits	22,505	20,993	20,282	21,684	22,668
Aircraft fuel	24,913	19,517	16,940	14,007	12,001
Aircraft maintenance, material, and repairs	13,781	11,585	10,708	10,735	10,322
Depreciation and amortization	5,632	5,744	6,316	6,644	7,991
Aircraft rental	620	1,666	1,644	1,980	3,012
Other rentals and landing fees	4,225	4,566	4,043	4,323	4,349
Other operating expense	15,949	14,707	13,177	14,822	15,059

Total operating expenses	87,625	78,778	73,110	74,195	75,402

Operating income	10,535	8,836	3,282	2,153	359

Interest expense, net	(2,319)	(3,540)	(3,122)	(1,295)	(2,390)
Insurance recovery	—	—	—	650	—
Gain (loss) on disposal of assets	—	—	461	(197)	152
Gain on extinguishment of debt and deferred leases	412	10,498	560	4,317	3,669

Income before income taxes	8,628	15,794	1,181	5,628	1,790
Income tax benefit (expense)	10,528	(115)	—	—	—

Net income	$19,156	$15,679	$1,181	$5,628	$1,790

Net income per share: Basic and Diluted
Basic	$1.36	$1.11	$0.08	$0.40	$0.13
Diluted	1.33	1.09	0.08	0.39	0.13

Average number of common shares outstanding:
Basic	14,077	14,072	14,072	14,072	14,061
Diluted	14,446	14,380	14,283	14,302	14,061

Balance Sheet Data:
Working capital (deficit)	$3,775	$(3,462)	$(94,885)	$(113,743)	$(128,614)
Total assets	92,980	82,312	86,479	103,296	117,778
Long-term debt (including current installments) and long-term debt classified as current	67,202	75,523	78,904	98,603	115,264
Stockholders’ equity (deficit)	16,306	(2,872)	(18,551)	(19,732)	(25,361)

	Year Ended December 31,
	2007		2006		2005		2004		2003
Selected Operating Data (unaudited):
Available seat miles (in thousands) (1)	318,524		283,272		280,579		318,904		328,904
Revenue passenger miles (in thousands) (2)	157,144		132,251		117,761		133,948		126,064
Revenue passengers carried	578,773		504,666		443,304		484,395		453,396
Departures flown	68,360		61,806		60,169		66,019		70,928
Passenger load factor (3)	49.3%		46.7%		42.0%		42.0%		38.3%
Break-even passenger load factor (4)	42.7%		32.9%		40.9%		36.9%		36.7%
Average yield per revenue passenger mile (5)	46.7	¢	47.2	¢	45.3	¢	40.7	¢	38.6	¢
Revenue per available seat mile (6)	30.8	¢	30.9	¢	27.2	¢	23.9	¢	23.0	¢
Operating cost per available seat mile (7)	27.5	¢	27.8	¢	26.1	¢	23.3	¢	22.9	¢
Average passenger fare (8)	$126.62		$123.80		$120.26		$112.58		$107.39
Average passenger trip length (miles) (9)	272		262		266		277		278
Aircraft in service (end of period)	31		31		29		36		42
Destinations served (end of period)	44		37		37		31		40

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Break-even passenger load factor” represents the percentage of available seat miles that must be flown by revenue passengers at the average yield (net of commissions and fees) for airline operations to break even.
(5)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(6)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(7)	“Operating cost per available seat mile” represents operating expenses divided by available seat miles.
(8)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(9)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company began providing air charter service in 1979, and has provided scheduled passenger service in the Upper Midwest since 1981. The Company operates under its own name and as a code sharing partner with both United and Frontier Airlines. As of March 30, 2008, the Company is providing passenger service to 46 airports in twelve states.

Results of Operations

(dollars in thousands)

	For the Years Ended December 31,
	2007				2006				2005
	Amount	Cents per ASM		% Increase (decrease) from 2006	Amount	Cents per ASM		% Increase (decrease) from 2005	Amount	Cents per ASM
Operating revenues:
Passenger	$73,283			17.3%	$62,477			17.2%	$53,313
Public service	24,149			1.2	23,851			9.1	21,861
Other	728			(43.4)	1,286			5.6	1,218

Total operating revenues	98,160			12.0%	87,614			14.7%	76,392

Salaries, wages, and benefits	22,505	7.1	¢	7.2%	20,993	7.4	¢	3.5%	20,282	7.2	¢
Aircraft fuel	24,913	7.8		27.6	19,517	6.9		15.2	16,940	6.0
Aircraft maintenance materials and component repairs	13,781	4.3		19.0	11,585	4.1		8.2	10,708	3.8
Depreciation and amortization	5,632	1.8		(1.9)	5,744	2.0		(9.1)	6,316	2.3
Aircraft rental	620	0.2		(62.8)	1,666	0.6		1.3	1,644	0.6
Other rentals and landing fees	4,225	1.3		(7.5)	4,566	1.6		12.9	4,043	1.4
Other operating expense	15,949	5.0		8.4	14,707	5.2		11.6	13,177	4.6

Total operating expenses	87,625	27.5	¢	11.2%	78,778	27.8	¢	7.8%	73,110	26.1	¢

Operating income	$10,535				$8,836				$3,282

	2007		Increase/ (decrease) from 2006	2006		Increase/ (decrease) from 2005	2005
Available seat miles (thousands)	318,524		12.4%	283,272		1.0%	280,579
Revenue passenger miles (thousands)	157,144		18.8%	132,251		12.3%	117,761
Passenger load factor	49.3%		5.6%	46.7%		11.2%	42.0%
Average yield per revenue passenger mile	46.7	¢	(1.1)%	47.2	¢	4.2%	45.3	¢
Revenue per available seat mile	30.8	¢	(0.3)%	30.9	¢	13.6%	27.2	¢
Cost per Available Seat Mile	27.5	¢	(1.1)%	27.8	¢	6.5%	26.1	¢

Comparison of 2007 to 2006

Passenger Revenues. Passenger revenues and revenue passenger miles increased 17.3% and 18.8%, respectively, from 2006. The increase in passenger revenues was largely due to the 18.8% increase in revenue passenger miles as a result of a 14.7% increase in revenue passengers carried. Reducing this affect, average yield per revenue passenger mile decreased 1.1%.

Public Service Revenues. Public service revenues earned through the Essential Air Service program increased 1.2% to $24.1 million in 2007, as compared to $23.9 million in 2006. The increase in public service revenues was attributable to changes in estimates relating to prior periods and rate changes on existing routes along with changes in the cities served, which was partially offset by a net decrease of one community served by the Company under the Essential Air Service Program.

Other Revenues. Other revenues decreased 43.4% to $0.7 million in 2007. This decrease was mainly due to termination of rental income from the lease of two Beechcraft 1900D aircraft in 2006. This decrease was partially offset by an increase in cargo revenue.

Operating Expenses. Total operating expenses increased 11.2%, or $8.8 million, from the previous year. However, operating expenses per ASM decreased from 27.8 cents in 2006 to 27.5 cents in 2007.

Salaries, wages, and benefits increased 7.2% to $22.5 million, which was primarily attributable to Company-wide increases in staffing levels and hours worked as a result of a 12.4% increase in ASMs and 10.6% increase in departures flown during 2007. The average number of pilots and other employees increased in 2007 compared to 2006 by 2.9% and 5.7%, respectively.

Aircraft fuel expense was $24.9 million, or 7.8 cents per ASM, in 2007, an increase of $5.4 million. In comparison, the Company’s aircraft fuel expense for 2006 was $19.5 million, or 6.9 cents per ASM. The average cost of fuel increased from $2.42 per gallon in 2006 to $2.76 per gallon in 2007. The effect of the $0.34 increase in cost per gallon was an increase in total cost of $2.7 million in 2007. The 27.6% increase in the Company’s aircraft fuel expense is attributable to a 13.3% increase in consumption as the result of a 12.4% increase in the Company’s available seat miles, along with a 14.1% increase in the average cost of fuel per gallon. At 2007 rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease the Company’s fuel expense by approximately $93,000 annually.

Aircraft maintenance, materials, and component repair expense increased 19.0% to $13.8 million. The 2007 increase in aircraft maintenance expense was primarily attributable to a one time reduction in 2006 of $0.7 million related to the restructuring of the FMP contract, $1.2 million in heavy maintenance checks and $0.2 million in Embraer Brasilia Model 120 engine overhauls. Overall, the cost per ASM for aircraft maintenance, excluding labor, increased to 4.3 cents in 2007, as compared to 4.1 cents in 2006.

Depreciation and amortization expense was $5.6 million during 2007, which was at approximately the same level as 2006.

Aircraft rental expense was $0.6 million during 2007, a decrease of 62.8% from $1.7 million during 2006. The reduction was primarily attributable to the reduced monthly rental payments for the two aircraft leased from Boeing.

Other rentals and landing fees decreased 7.5% to $4.2 million in 2007 from $4.6 million in 2006. The decrease in other rentals and landing fees expenses is mostly attributable to a reduction in costs at Denver International Airport.

Other operating expenses increased 8.4% in 2007 to $16.0 million, from $14.7 million in 2006. The increase in other operating expenses is primarily due to an increase of approximately $0.3 million in pilot training and associated lodging expenses as a result of an increase in the ASMs. Other increases include approximately $0.2 million for passenger booking fees, $0.4 million for deicing, $0.3 million for legal and professional fees and $0.3 million from increased operations. These increases were offset by reductions of hull and liability insurances of $0.3 million.

Interest Expense. Interest expense decreased 34.5% to $2.3 million in 2007, from $3.5 million in 2006. The decrease was primarily the result of non-recurring penalty interest expense in 2006 and lower fixed interest rates on reduced principal balances. These decreases were partially offset by a reduction in the SFAS No. 15 credits in interest expense related to the 2002 restructured Raytheon debt.

Gain on Extinguishment of Debt and Deferred Leases. During 2007, the Company recognized a $0.4 million gain on the settlement and extinguishment of debt on previously leased Embraer Brasilia aircraft from FINOVA. In 2006, the Company recognized a $8.9 million gain on the extinguishment of Boeing past due lease payments and contractual payments associated with the lease, a $1.1 million gain on the extinguishment of CIT debt and a $0.4 million gain on the extinguishment of FINOVA deferred lease payments.

Income Tax benefit (expense). Until the fourth quarter of 2007, the Company had recorded a valuation allowance to fully reserve its net deferred tax assets. In the fourth quarter of 2007, the Company determined that it is more likely than not that the Company will be able to utilize most of its net operating loss carryforwards prior to their expiration and other deferred tax assets as they reverse. As a result, the Company released most of its deferred tax asset valuation allowance and recorded a $10.5 million income tax benefit on the Company’s income statement which represents the difference between the $10.7 million deferred tax benefit and $0.2 million of alternative minimum tax. As of December 31, 2007, the Company has approximately $66.5 million of Federal net operating loss carryforwards, which will be available to offset future taxable income. A valuation allowance of $500,000 remains at December 31, 2007 for state net operating loss carryforwards that may not be recovered.

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

Aircraft fuel expense increased 15.2% in 2006, even though fuel consumption increased 0.3%. The increase in fuel expense was a result of rising fuel costs in 2006. The Company’s average fuel cost per gallon increased 14.1% to $2.42 in 2006. Fuel costs contributed 6.04 cents and 6.89 cents to cost per ASM in 2005 and 2006 respectively. The effect of increased fuel costs contributed an incremental 0.85 cents to cost per ASM in 2006.

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

Interest Expense. Interest expense increased 13.4% to $3.5 million in 2006, from $3.1 million in 2005. The increase was primarily the result of reduced SFAS No. 15 amortization of $0.7 million on Raytheon restructured debt.

Income Tax benefit (expense). In 2005 and 2006 the realization of any income tax benefits from the Company’s loss carry forward position was substantially in doubt. The $115,000 of expense was the result of 2006 estimated alternative minimum tax of $60,000 and 2005 final alternative minimum tax return amount booked in 2006 of $55,000.

Gain on Disposal of Assets and Gain on Extinguishment of Debt. In 2006, the Company recognized a $8.9 million gain on the extinguishment of Boeing past due lease payments and contractual payments associated with the lease, a $1.1 million gain on the extinguishment of CIT debt and a $0.4 million gain on the extinguishment of FINOVA deferred lease payments. In 2005, the Company recognized gains on extinguishment of debt in the amount of $0.6 million as a result of the return of five debt-financed Beechcraft 1900D aircraft and $0.5 million gain on the sale of two spare Pratt & Whitney PT6A-67D engines.

Liquidity and Capital Resources

The Company recognized net income of $19.2 million for the year 2007 including a $10.5 million income tax benefit. Cash of $8.1 million was generated from operating activities and was the primary source of funds used to make $6.0 million in payments on notes payable and long-term debt.

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, the rate and amount of EAS subsidy we receive, our operating and capital expenditures, our financing activities, and the cost of fuel.

We had cash and cash equivalents of $4.0 million and $2.7 million at December 31, 2007 and December 31, 2006, respectively. At December 31, 2007, total current assets were $19,639,202 as compared to $15,863,849 of total current liabilities, resulting in working capital of $3,775,353. At December 31, 2006, total current assets were $12,269,755 as compared to $15,731,942 of total current liabilities, resulting in negative working capital of $3,462,187. The increase in our working capital from December 31, 2006 to December 31, 2007 is largely a result of cash generated from operations and refinancing activities undertaken by the Company in 2006 and 2007. For further information on our financing plans, activities and commitments, see “Contractual Obligations” and “Raytheon Refinance Activities” below.

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2007 was $8,097,334 as compared to $6,808,067 for the year ended December 31, 2006. The increase in operating cash flows was primarily due to an increase in the number of passenger enplanements, an increase in passenger fares and incremental public service revenue.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2007 was $709,300. Capital expenditures of $884,300 for the year ended December 31, 2007 included the purchase of flight equipment and other property and equipment. We received $175,000 primarily from the sale of a spare engine which was obsolete to the Company’s fleet

Net cash used in investing activities for the year ended December 31, 2006 was $594,142. Capital expenditures were $594,142 for the year ended December 31, 2006 and included the purchase of flight equipment and other property and equipment.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2007 was $6,007,346. During the year ended December 31, 2007, we paid $6,029,571 of repayment of notes payable and long-term debt and we received proceeds of $22,225 from the sale of common stock.

Cash used in financing activities for the year ended December 31, 2006 was $5,457,225. During the year ended December 31, 2006, we paid $5,547,225 of repayment of notes payable and long-term debt.

Other Items That Impact Our Liquidity

Our liquidity position is impacted by our maintenance and fuel costs. For further information on our maintenance and fuel costs, see “Management’s Discussion and Analysis of Financial Position – Overview” above.

We continue to assess our liquidity position in light of our other capital requirements, the economy, our competition, and other uncertainties surrounding the airline industry. We intend to continue to examine other transactions as necessary to support our capital and operating needs. For further information on our financing plans, activities and commitments, see “Contractual Obligations” and “Raytheon Refinance Activities” below.

We cannot predict future trends or predict whether current trends and conditions will continue. Our future liquidity and capital resources may be impacted by many factors, including those described as “Risk Factors” in Item 1A of this report.

Raytheon Refinance Activity

On March 9, 2007 the Company and Raytheon entered into the Amended Agreement, which, amended and restated the 2002 Restructuring Agreement. Pursuant to the Amended Agreement, the Company issued to Raytheon 25 amended and restated promissory notes (the Aircraft Notes), each secured by an amended security agreement in the related aircraft. The Aircraft Notes replace the existing notes issued by the Company to Raytheon on December 31, 2002. Each of the Aircraft Notes has an original principal amount of $2,116,573.70, for a total amount of $52,914,343, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payment in arrears starting on March 30, 2007. The Aircraft Notes mature on June 30, 2011. Outstanding balances on each note call for a principal payment of $1,306,675 per Aircraft Note for a total balloon payment of $32,666,875 at June 30, 2011. The fixed rate of 6.75% on the Aircraft Notes represents a significant reduction in interest expense and eliminates variable interest rate risk on all of the Company’s aircraft debt.

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

Beginning with the calendar quarter ending June 30, 2007, the Senior Note will provide for quarterly payments of principal on June 30, September 30 and December 30 each year until the note matures on December 30, 2015. As additional security for the Senior Note, the Company pledged four Embraer Brasalia aircraft; as well as, all other assets of the Company.

The Amended Agreement requires the Company to prepay amounts outstanding under the Company’s notes held by Raytheon in an amount equal to 70% of the “excess cash” for any fiscal year. “Excess cash” means as at the end of any fiscal year an amount equal to (i) the sum of the Company’s cash, cash equivalents and short term instruments, minus (ii) a minimum of $3,000,000 plus 4% of the difference between current and prior year revenue. On January 30, 2008 the company was required to make a mandatory cash payment to Raytheon in the amount of approximately $427,000. In conjunction with the mandatory cash payment of $427,000, the Company made a voluntary cash payment of approximately $138,000 which was applied to the prepayment of the remaining balance on the variable rate engine note totaling $565,045.

At December 31, 2006, the Raytheon notes consisted of 25 aircraft promissory notes and three long-term notes payable. Twenty-five of the promissory notes ($57.6 million at December 31, 2006) required payments of approximately $25,500 per month, with interest accruing on unpaid balances at the rate of LIBOR plus 375 basis points per annum. Each of these 25 promissory notes was to mature on December 31, 2012. During 2006, the Company made principal payments of $2.3 million on the Aircraft Debt. In addition the Company made payments of interest in the amount of $4.5 million. At December 31, 2006, outstanding principal amount of the Aircraft Debt was $50.9 million, while the carrying value of the Aircraft Debt on the Company’s books was $57.6 million. During 2006, amortization of the SFAS No. 15 amount on the Company’s books reduced principal by $2.1 million. At December 31, 2006, the Company was in arrears on payments of principal and interest for the aircraft debt in the amount of $12.5 million and was not in compliance with certain other financial covenants contained in the 2002 Restructuring Agreement. Of the three long-term notes payable, the first note payable ($5.9 million at December 31, 2005) required quarterly payments of principal and interest beginning in 2005, at which time payments of principal and interest in the amount of $362,000 was due and payable quarterly. Interest accrued on the unpaid balance of the first note payable at the rate of 8.25% per annum, and the note was to mature on December 31, 2009. The second note payable ($6.0 million at December 31, 2006) required payments beginning in 2006, at which time payments of interest ranging in amounts from $41,000 to $44,000 were due and payable quarterly. Interest accrued on the unpaid balances of the second note payable at the rate of 6% per annum. The second note payable was to mature on September 30, 2007, at which time all outstanding amounts under the note would have been due and payable. The third note payable ($1.0 million at December 31, 2006) requires monthly payments of principal in the amount of $37,500 plus interest beginning January 31, 2004 at which time payments of principal and interest would be due and payable monthly. Interest would accrue on the unpaid balance of the third note payable at the rate of LIBOR plus 400 basis points per annum. This third note payable was paid in full on January 30, 2008. The termination of this note leaves the Company with no variable interest rate risk.

Other Financing

Boeing Capital Corporation. On December 20, 2006, the Company and Boeing Capital Corporation (Boeing) entered into a Settlement Agreement and Lease Amendment that discharged the Company’s obligations for defaulted rent and other payments due to Boeing under lease agreements for two Embraer aircraft. The total discharged payment defaults were $10,067,097. Simultaneously, the Company paid Boeing a lump sum of $1,150,000 and a maintenance rent payment for two aircraft engines. The lease was amended to: (i) reduce the monthly rental payments for each aircraft; (ii) require the Company to pay “maintenance rent,” which will be reimbursable upon completion of certain maintenance events; and (iii) remove the Company’s option to purchase the aircraft at the end of the April 2013 lease term at the aircraft’s then fair market value. The total discharged deferred lease payments were $8.3 million and total discharge including accrued interest and penalties resulted in a gain for 2006 of $10.1 million. The Settlement Agreement and Lease Amendment cured all existing defaults with Boeing.

CIT. On September 28, 2006, the Company extinguished its debt obligation with CIT Aerospace (CIT) by making a cash payment of $2.1 million. During the first nine months of 2006, the Company made total payments of principal and interest on the CIT debt obligation in the amount of $2.7 million. As a result of the extinguishment of debt with CIT, the Company has realized a one-time gain of $1.1 million in the quarter ended September 30, 2006.

FINOVA. The Company entered into a settlement agreement with FINOVA Capital Corporation (FINOVA) on October 20, 2006 after returning two Embraer Brasilia aircraft. The terms of the agreement allowed for a reduction in the balance of the outstanding lease obligations and accrued penalty interest from $1.4 million to $0.85 million, for which the Company entered into a promissory note payable in 45 equal monthly installments of $22,342, including interest, with the first payment being made October 31, 2006. In accordance with the provisions of SFAS No. 15, the Company recorded the FINOVA debt in the amount of $1.0 million. The Company prepaid the debt in the third quarter of 2007 at a discounted rate. As a result the Company recorded a gain of approximately $412,000.

Contractual Obligations

The following table summarizes the Company’s major contractual payment obligations as of December 31, 2007:

	2008	2009-2010	2011-2012	After 2012	Total
Long-term debt - contractual (1)	$5,994,238	$12,671,900	$38,629,749	$4,758,121	$62,054,008
Contractual interest on long-term debt (1)	4,117,960	6,935,413	2,147,813	548,172	13,749,358
Additional SFAS 15 carrying value	1,685,890	2,860,948	600,945	—	5,147,783

Total debt	11,798,088	22,468,261	41,378,507	5,306,293	80,951,149
Aircraft lease obligations	600,000	1,200,000	1,200,000	150,000	3,150,000
Non-aircraft lease commitments	2,266,594	2,461,634	55,220	9,203	4,792,651

Total lease obligations	2,866,594	3,661,634	1,255,220	159,203	7,942,651

Total Obligations	$14,664,682	$26,129,895	$42,633,727	$5,465,496	$88,893,800

(1)	On January 30, 2008 the Raytheon Engine Note was prepaid in the amount of $565,045 consisting of $560,854 of principal and $4,192 of accrued interest.

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

Essential Air Service Subsidy Rates. With respect to closed EAS subsidy awards, the Company records revenues based on rates that were approved by the DOT during the term of service.

In the case of EAS service currently under negotiation, the Company records revenues based upon the assumption that the subsidy rate will be renewed at rates that are not less than the rates currently in use. Any adjustments in revenue for differences between the assumed rates currently utilized by the Company and the rates approved by the Department of Transportation in the closed EAS award are recorded by the Company when such EAS terms of subsidization are finalized.

Depreciation and Residual Values On Aircraft. In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values, and the potential for impairment. Estimates of useful lives and residual values of aircraft are based on actual industry experience with the same or similar aircraft types and anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations, and changes in the Company’s maintenance program or operations could result in changes to these estimates.

Inventories. Inventories are comprised primarily of expendable spare aircraft parts, fuel, materials, and supplies relating to flight equipment, which are recorded at the lower of cost (average cost) or market. Expendable spare aircraft parts are subject to reserves for obsolescence.

Maintenance Expense. The Company records maintenance expense as it is incurred and does not provide for any maintenance expense in advance. As required under the 2002 Restructuring Agreement, the Company entered into the FMP Contract for all of the Company’s Beechcraft 1900D aircraft engines with monthly expense based on the total number of Beechcraft 1900D engine flight hours at a fixed contractual rate.

Aircraft Valuation and Impairments. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, long-lived assets, such as property, plant, equipment and aircraft, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Income Taxes. We account for income taxes using the asset and liability method. Under that method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities and net operating losses (“NOL’s”) and tax credit carryforwards. A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The NOL’s that have been generated are due in large part to the accelerated depreciation over a shorter useful life for tax purposes. Approximately eighty-five percent of our NOL’s expire between 2020 and 2024. Additionally, our book basis in fixed assets is approximately $54 million larger than our tax basis, and is expected to reverse during periods in which we have NOL’s available. Approximately 51.3 million of our state NOL’s are expected to expire unused and accordingly we have provided a valuation allowance in 2007 for those state NOL’s. Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, we believe it is more likely than not that we will realize the benefits of most of our deductible differences and NOL’s. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

New Accounting Standards Not Yet Adopted. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits all entities to elect to measure eligible financial instruments at fair value on a recurring basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and may not be applied retrospectively to prior fiscal years. The Company has not yet determined the impact of adopting FAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of adopting FAS 157.

Effects of Inflation

The Company is subject to inflationary pressures from labor agreements, fuel price escalations, and increased operating costs at airports served by the Company. The Company attempts to counteract the effects of inflation through fare increases, subsidy increases and schedule adjustments. Except for the price of fuel, inflation has not had a material effect on the Company’s operations in the past five years.

Air Carrier Security Fees

Included in the Company’s current liabilities at December 31, 2006 was $0.4 million, of funds collected or assessed for security matters in fiscal years 2001 through 2003. This liability was paid in full in June 2007.

Off Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

The Company has no off-balance sheet arrangements of the types described in the four categories above that they believe may have material current or future effect on financial condition, liquidity or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

The Company is susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of December 31, 2007, the Company did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators, including the Company are substantially impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 28.4% of the Company’s operating expenses in 2007. A one-cent change in the average cost of aircraft fuel would impact the Company’s aircraft fuel expense by approximately $93,000 annually, based on fuel consumption in 2007.

Interest Rates

The Company’s operations are very capital intensive because the vast majority of the Company’s assets consist of flight equipment, which is financed primarily with long-term debt. As a result, the degree of the Company’s exposure to the market risk that is associated with changes in interest rates is directly related to the Company’s outstanding debt obligations. The Company’s cash flow had been negatively impacted by increases in interest rates because a significant portion of the Company’s long-term debt was financed with variable interest rates. Increases in interest rates also negatively impacted the fair value of the Company’s debt obligations that carried fixed rates of interest. The new notes bear interest at a fixed rate; therefore, at December 31, 2007, all but $0.6 million of the Company’s long-term debt was financed with fixed interest rates. The variable rate note was paid in full in January 2008, leaving only the fixed rate debt. See Note 7 to the Financial Statements.

Due to the amortization of the SFAS No. 15 amounts on the Company’s restructured debt obligations to Raytheon, the Company’s recorded interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During 2007, the Company’s contractual interest expense for all long-term debt obligations was $4.5 million. In accordance with procedures set forth in SFAS No. 15, the Company amortized $1.8 million of the SFAS No. 15 balances. As a result, the Company’s net interest expense on long-term debt obligations, as reflected on the financial statements, was $2.3 million, net of interest income of $0.4 million for the year ended December 31, 2007.

The projected contractual interest expense on the Company’s long-term obligations (based on the interest rate stated in the debt instruments and December 31, 2007 rate for variable rate debt) for the next five years and thereafter is as follows:

Maturity	Fixed Rate Contractual Interest	Fixed Interest Rate	Rate Contractual Interest (1)	Variable Interest Rate (1)
2008	$4,085,227	6.799%	$32,733	9.230%
2009	3,682,328	6.799%	1,693	9.230%
2010	3,251,392	6.799%	—
2011	1,714,972	6.828%	—
2012	432,841	7.000%	—
Thereafter	548,172	7.000%	—

(1)	Subsequent to December 31, 2007, the variable rate note was paid in full.

In comparison, after applying the amortization of the SFAS No. 15 amounts against the Company’s contractual interest expense, the Company’s reportable interest expense using SFAS No. 15 for long-term obligation that is due in the five subsequent years and thereafter is estimated to be as follows:

Maturity	Interest adjusted for SFAS 15	Interest Rate adjusted for SFAS 15	Interest adjusted for SFAS 15 (1)	Interest Rate adjusted for SFAS 15 (1)
2008	$2,399,337	3.896%	$32,733	9.230%
2009	2,165,992	3.960%	1,693	9.230%
2010	1,906,780	3.980%	—
2011	1,114,026	3.984%	—
2012	432,841	7.000%	—
Thereafter	548,172	7.000%	—

(1)	Subsequent to December 31, 2007, the variable rate note was paid in full.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of December 31, 2007, 2006 and 2005, together with the Report of the Independent Registered Public Accounting Firm, are included in this Form 10-K on the pages indicated below.

Supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Great Lakes Aviation, Ltd.:

We have audited the accompanying balance sheets of Great Lakes Aviation, Ltd. (the Company) as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007, and effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment.

/s/ KPMG LLP

Denver, Colorado

March 31, 2008

GREAT LAKES AVIATION, LTD.

Balance Sheets

December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash	$4,044,745	$2,664,057
Accounts receivable	6,687,604	5,189,290
Inventories	5,116,995	2,133,430
Prepaid expenses and other current assets	1,226,420	2,282,978
Current deferred tax assets	2,563,438	—

Total current assets	19,639,202	12,269,755

Property and equipment:
Flight equipment	110,844,388	110,671,748
Other property and equipment	8,492,958	8,767,842
Less accumulated depreciation and amortization	(55,221,679)	(50,383,206)

Total property and equipment	64,115,667	69,056,384

Other assets	1,106,662	985,461
Long-term deferred tax assets	8,119,012	—

Total assets	$92,980,543	$82,311,600

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable and current maturities of long-term debt	$7,680,128	$7,642,876
Accounts payable	3,446,860	3,441,220
Accrued interest, unearned revenue and other liabilities	4,736,861	4,647,846

Total current liabilities	15,863,849	15,731,942

Long-term debt, net of current maturities	59,521,663	67,880,438
Other long-term liabilities	1,113,324	1,348,757
Deferred credits	175,947	222,785

Total liabilities	76,674,783	85,183,922

Common stock, $0.01 par value.
Authorized: 50,000,000 shares
Issued and outstanding: 14,091,970 and 14,071,970 at December 31, 2007 and 2006 respectively	140,920	140,720
Paid-in capital	33,490,669	33,468,644
Accumulated deficit	(17,325,829)	(36,481,686)

Total stockholders’ equity (deficit)	16,305,760	(2,872,322)
Commitments and contingencies

Total liabilities and stockholders’ equity (deficit)	$92,980,543	$82,311,600

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Operating revenues:
Passenger	$73,283,407	$62,477,258	$53,313,462
Public service	24,148,653	23,850,804	21,860,963
Freight, charter, and other	728,164	1,285,600	1,218,212

Total operating revenues	98,160,224	87,613,662	76,392,637

Operating expenses:
Salaries, wages, and benefits	22,504,983	20,992,638	20,282,033
Aircraft fuel	24,913,112	19,516,740	16,939,750
Aircraft maintenance, materials, and repairs	13,780,796	11,584,917	10,708,368
Depreciation and amortization	5,631,722	5,744,099	6,316,164
Aircraft rental	620,100	1,666,464	1,644,198
Other rentals and landing fees	4,225,124	4,566,084	4,042,969
Other operating expense	15,949,550	14,707,092	13,176,938

Total operating expenses	87,625,387	78,778,034	73,110,420

Operating income	10,534,837	8,835,628	3,282,217

Other income (expense):
Interest expense, net	(2,318,635)	(3,539,550)	(3,121,997)
Gain on disposal of assets	—	—	460,688
Gain on extinguishment of debt and deferred leases	412,086	10,498,102	559,899

Total other income (expense)	(1,906,549)	6,958,552	(2,101,410)

Income before income taxes	8,628,288	15,794,180	1,180,807

Income tax benefit (expense)	10,527,569	(115,115)	—

Net income	$19,155,857	$15,679,065	$1,180,807

Net income per share:
Basic	$1.36	$1.11	$0.08
Diluted	1.33	1.09	0.08

Average shares outstanding:
Basic	14,077,093	14,071,970	14,071,970
Diluted	14,445,896	14,379,557	14,283,037

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2007, 2006, and 2005

	Common stock		Paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2004	14,071,970	$140,720	$33,468,644	$(53,341,558)	$(19,732,194)

Net income and comprehensive income	—	—	—	1,180,807	1,180,807

Balance at December 31, 2005	14,071,970	140,720	33,468,644	(52,160,751)	(18,551,387)

Net income and comprehensive income	—	—	—	15,679,065	15,679,065

Balance at December 31, 2006	14,071,970	140,720	33,468,644	(36,481,686)	(2,872,322)

Sale of common stock	20,000	200	22,025	—	22,225

Net income and comprehensive income	—	—	—	19,155,857	19,155,857

Balance at December 31, 2007	14,091,970	140,920	33,490,669	(17,325,829)	16,305,760

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,155,857	$15,679,065	$1,180,807
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,631,722	5,744,099	6,316,164
Loss on items beyond economic repair	18,295	111,337	135,937
Gain on disposal of assets	—	—	(460,688)
Non-cash gain on extinguishment of debt and leases	(412,086)	(10,498,102)	(559,899)
Non-cash SFAS No. 15 interest	(1,879,866)	(2,252,818)	(2,942,524)
Deferred tax benefit	(10,682,450)	—	—
Change in current operating items:
(Increase)/Decrease in Accounts Receivable	(1,498,314)	(233,947)	43,974
(Increase)/Decrease in Inventories	(2,983,565)	297,717	(36,127)
(Increase)/Decrease in Prepaid Expenses and Other Current Assets	1,056,558	(1,301,565)	(224,033)
(Increase) Decrease in Other Assets	(121,201)	710,961	(148,456)
(Increase) Decrease in Accounts Payable	5,640	(2,477,503)	(2,592,628)
Increase in Unearned Revenue	125,352	456,239	500,322
(Decrease) in Accrued Liabilities and Other Long-Term Liabilities	(318,608)	(365,790)	3,312,281
Increase in Deferred Lease Payments	—	938,374	1,066,098

Net cash provided by operating activities	8,097,334	6,808,067	5,591,228
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of assets	175,000	—	—
Purchase of flight equipment and other property and equipment	(884,300)	(594,142)	(844,433)

Net cash flows used in investing activities	(709,300)	(594,142)	(844,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(6,029,571)	(5,457,225)	(3,878,813)
Proceeds from sale of common stock	22,225	—	—

Net cash used in financing activities	(6,007,346)	(5,457,225)	(3,878,813)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,380,688	756,700	867,982

Cash and Cash Equivalents:
Beginning of year	2,664,057	1,907,357	1,111,375

End of year	$4,044,745	$2,664,057	$1,979,357

Supplementary cash flow information:
Cash paid during the year for interest (contractual)	$4,860,538	$4,860,538	$2,804,361

Non-cash transactions:

Conversion of accrued interest to debt(1)	$—	$4,132,197	$—

Conversion of deferred lease and interest to debt(2)	$—	$1,005,412	$—

Extinguishment of outstanding debt principal on aircraft returned to Raytheon	$—	$—	$12,877,680

Decrease in accounts payable from engine sales	$—	$—	$585,000

(1)

The March 9, 2007, Amended and Restated Restructuring Agreement between the Company and Raytheon included the conversion of accrued interest on the aircraft, senior and subordinated notes to debt in 2006.

(2)	The Company entered into a promissory note payable with FINOVA in exchange for a reduction in the balance of the outstanding lease obligations and accrued penalty interest in 2006.

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2007 and December 31, 2006

1)	Business

Great Lakes Aviation, Ltd. (Great Lakes or the Company) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Air Lines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). Effective May 1, 2001, the Company and United entered into a code share agreement, which expired on December 31, 2005. The Company and United continued to operate under the terms of their agreement, which expired on December 31, 2005, while they negotiated an ongoing agreement. Effective November 1, 2007, the Company and United amended the terms of their code share agreement to be extended until November 1, 2010. Other terms of the amendment provide for the Company to implement United Air Lines code sharing for destinations the Company currently services to and from Albuquerque, NM, Denver, CO, Kansas City, MO and Phoenix, AZ hubs. The Company is also working on establishing a Las Vegas, NV hub.

On May 3, 2001, the Company entered into a similar code share agreement with Frontier. However, the Frontier agreement does not have a fixed termination date but is terminable 180 days after written notice by either party.

Approximately 40%, 45%, and 46% of the Company’s passenger traffic during 2007, 2006, and 2005, respectively, were generated from Great Lakes’ passengers that connected with United flights utilizing the United code share product line.

In 2007, the Company derived approximately 25% of its total revenue from services provided under the Essential Air Service program administered by the United States Department of Transportation.

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights.

As of December 31, 2007, the Company served twelve states with 32 destinations to and from Denver, Colorado, four destinations to and from Phoenix, Arizona, five destinations to and from St. Louis, Missouri, five destinations to and from Kansas City, Missouri and two destinations to and from Albuquerque, New Mexico.

(2)	Subsequent Event

The Engine Note with Raytheon Aircraft Credit Corporation (Raytheon) in the amount of $560,882, which was scheduled to mature on March 31, 2009, was paid in full on January 30, 2008.

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2007 and December 31, 2006

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

(d) Accounts Receivable. Substantially all accounts receivable balances are due from various airlines, credit card companies, or the United States government. Approximately 31%, 20%, and 40%, respectively, of the December 31, 2007 receivable balances, and 23%, 24% and 34%, respectively, of the December 31, 2006 receivable balances, are due from various airlines, credit card companies, and the United States government, respectively. All receivables are pledged as collateral securing the Company’s debt agreements.

(e) Inventories. Inventories consist of expendable spare parts, fuel, materials, and supplies relating to flight equipment. Inventories are stated at the lower of average cost (which approximates FIFO) or market. Expendable parts are charged to maintenance expense as used. Inventories consisting of expendable spare parts and equipment are pledged as collateral securing the Raytheon notes.

(f) Property and Equipment. Property and equipment includes aircraft and major parts relating to such aircraft. Property is stated at cost and depreciated on a straight-line basis for financial reporting purposes over estimated useful lives of 10 to 20 years for flight equipment and 3 to 10 years for other property and equipment. The estimated lives used to record depreciation on the Company’s aircraft may be affected by the volume of passenger traffic, fare levels, technology, policies regarding EAS subsidies promulgated by the DOT, and changes in strategy by the Company. In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values, and the potential for impairment. Estimates of useful lives and residual values of aircraft are based on actual industry experience with the same or similar aircraft types and anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations, and changes in our maintenance program or operations could result in changes to these estimates. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Accelerated methods of depreciation are used for tax reporting purposes. All owned aircraft are pledged as collateral securing the Raytheon notes.

(g) Impairment of Long Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, long-lived assets, such as property, plant, equipment, and aircraft, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2007 and December 31, 2006

(h) Other Assets. Other assets consist primarily of deposits with financial institutions, bonding companies, facilities lessors, and others to secure the payment of fixed obligations. Deposits related to long-term facility leases were $1.1 million and $1.0 million at December 31, 2007 and 2006, respectively.

(i) Revenue Recognition. Passenger, cargo, and other revenues are recorded as income either when the respective services are rendered or when the time for use of the ticket has expired, one year after the date of issuance, and are net of excise taxes, passenger facility charges and security fees. Unused tickets issued by the Company are recorded in the accompanying balance sheets as unearned revenue. The Company also receives public service subsidy revenues for providing air service to certain communities that do not generate sufficient traffic to fully support profitable air service. Public service subsidy revenues are recorded by the Company during the period in which the agreed on air service is furnished by the Company

With respect to closed EAS subsidy terms, while the Company continues to service the market, the Company records revenues based on rates that were approved by the Department of Transportation (DOT) during the term of the award.

(j) Code Share Relationships. At December 31, 2007, the Company operated under code share agreements with United Air Lines and Frontier Airlines. The Company also participates in United’s “Mileage Plus” frequent flyer program. The Company’s code share agreement with United Air Lines expired on December 31, 2005. The Company and United continued to operate under the terms of their agreement, which expired on December 31, 2005, while they negotiated an ongoing agreement. Effective November 1, 2007, the Company and United amended the terms of their code share agreement to be extended until November 1, 2010. Other terms of the amendment provide for the Company to implement United Air Lines code sharing for destinations the Company currently services to and from Albuquerque, NM, Denver, CO, Kansas City, MO and Phoenix, AZ hubs, as well as Las Vegas, NV hub when it should become operational. On May 3, 2001, the Company entered into a similar code share agreement with Frontier Airlines. However, the Frontier Airlines agreement does not have a fixed termination date but is terminable 180 days after written notice by either party. Passenger revenue under the code share agreements is recognized at the time services are rendered.

(k) Income Taxes. The Company accounts for income taxes using the asset and liability method. Under that method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax basis of existing assets and liabilities and net operating losses and tax credit carryforwards. A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

(l) Income Per Share. Basic income per share has been computed by dividing the net income for a particular year by the weighted average number of shares of common stock outstanding during such year. Diluted earnings per share reflects the potential dilution of securities that could share in earnings.

(m) Reclassifications. Certain prior year amounts have been reclassified to conform to the present year presentation.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2007 and December 31, 2006

(n) Stock Option Plans. Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123 for the year ended December 31, 2005, the Company’s net income and net income per share would have been adjusted as indicated below:

Year Ended December 31,
2005
Net income as reported	$1,180,807
Less: total compensation expense determined under fair value method	2,008
net of tax

Pro forma net income	1,178,799

Basic income per share, as reported	0.08
Pro forma basic income per share	0.08
Diluted income per share, as reported	0.08
Pro forma diluted income per share	0.08

(o) Aircraft Maintenance. The Company operates under an FAA-approved continuous inspection and maintenance program. The Company accounts for maintenance activities on the direct expense method. Under this method, major airframe overhaul maintenance costs are recognized as expense as maintenance services are performed. Routine maintenance and repairs are charged to operations as incurred. Major Beechcraft 1900D engine maintenance is performed under a long-term contract which includes monthly payments that are established to recognize costs ratably over the term of the contract based upon actual usage of the engines.

Maintenance and repairs, including periodic aircraft overhauls, are expensed as incurred or when the component is placed in service. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated useful life.

(p) Fair Value of Financial Instruments. Fair value estimates, methods, and assumptions of financial instruments are set forth below:

Cash, accounts receivable, accounts payable, and accrued liabilities. The carrying amount approximates fair value because of the short-term nature of these instruments.

Long-term debt. Based on the Company’s concentration of long-term debt with one aircraft creditor, who is also a significant stockholder of the company, the fair value of long-term debt was not reasonably determinable.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2007 and December 31, 2006

(q) Recent Accounting Pronouncements. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits all entities to elect to measure eligible financial instruments at fair value on a recurring basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and may not be applied retrospectively to prior fiscal years. The Company has not yet determined the impact of adopting FAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company has not yet determined the impact of adopting FAS 157.

(4)	Accounts Receivable

The following represents the additions and deletions to the Company’s accounts receivable reserves for doubtful accounts during 2007, 2006, and 2005.

	Balance at beginning of year	Charged to reserve	Charged to expense (recovery)	Balance at end of year
2007 reserves for doubtful accounts	$0	$0	$0	$0
2006 reserves for doubtful accounts	10,000	(9,849)	(151)	0
2005 reserves for doubtful accounts	160,000	(147,000)	(3,000)	10,000

(5)	Leases

Aircraft Leases

At December 31, 2007 and 2006 the Company operated two leased Embraer Brasilia Model 120 aircraft, which are accounted for under an operating lease agreement. In addition to scheduled future minimum lease payments, the Company is required to make supplemental rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft and are reimbursable to the Company at the time maintenance overhauls are completed. These supplemental rentals are based on the number of flight hours flown and/or flight departures and are included in maintenance expense. The lease agreements require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. During the years ended December 31, 2007, 2006 and 2005 supplemental rent payments were $497,778, $240,370 and $0 respectively.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2007 and December 31, 2006

Other Leases

The Company leases office and hangar space, spare engines and office equipment for its headquarters, reservation facilities, airport facilities, and certain other equipment. The Company also leases certain airport gate facilities on a month-to-month basis.

At December 31, 2007, commitments under non-cancelable operating leases (excluding aircraft supplemental rent requirements) with terms in excess of one year were as follows:

	Aircraft	Other	Total per year
2008	$600,000	$2,266,594	$2,866,594
2009	600,000	2,129,082	2,729,082
2010	600,000	332,552	932,552
2011	600,000	27,610	627,610
2012	600,000	27,610	627,610
Thereafter	150,000	9,203	159,203

	$3,150,000	$4,792,651	$7,942,651

The Company leases two Embraer Brasilia Model 120 aircraft from Boeing. At December 31, 2005, the Company was in arrears on its aircraft rental obligations under these leases in the amount of $7.3 million. The Company had also recorded a liability to Boeing in the amount of $1.3 million for accrued penalty interest on the missed lease payments. On December 20, 2006, the Company and Boeing entered into a Settlement Agreement that discharged the Company’s obligations for defaulted rent payments due to Boeing under lease agreements for these aircraft. The total discharged rental payments and penalty interest, that had accrued as of November 30, 2006, was $10,067,097. Simultaneously, the Company paid Boeing a lump sum of $1,150,000 and a maintenance payment for two aircraft engines. The lease was amended to: (i) reduce the monthly rental payments for each aircraft; (ii) require the Company to pay “maintenance rent,” which will be reimbursable upon completion of certain maintenance events; and (iii) remove the Company’s option to purchase the aircraft at the end of the April 2013 lease term at the aircrafts’ then fair market value. The lease agreements require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. During the years ended December 31, 2007, 2006 and 2005 “maintenance rent” rent payments were $497,778, $240,370 and $0, respectively.

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

Rental expense under operating leases, including month-to-month leases, for the years ended December 31, 2007, 2006 and 2005 was $2.6 million, $2.5 million, and $2.5 million, respectively.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2007 and December 31, 2006

(6)	Accrued Liabilities.

Accrued liabilities consisted of the following balances at December 31, 2007 and 2006:

	2007	2006
Accrued expenses	$367,394	$380,401
Unearned revenue	2,763,451	2,638,099
Accrued property taxes	54,517	350,013
Accrued payroll	1,551,499	1,272,642
Accrued interest	—	6,691

Total accrued liabilities	$4,736,861	$4,647,846

At December 31, 2007, accrued property taxes decreased $295,496 as a result of timing of invoices received accordingly, accrued property taxes for 2007 were included in accounts payable.

(7)	Notes Payable and Long-Term Debt

The following table sets forth, as of December 31, 2007 and December 31, 2006, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt and the additional amounts of current and long-term debt recorded by the Company pursuant to SFAS No. 15:

	2007	2006
Long-Term Debt:
Raytheon Aircraft Credit Corporation—principal (A)	$62,054,009	$67,602,232
Raytheon carrying value under SFAS No. 15 (A)	5,147,782	6,980,419
Finova (B)	—	802,410
Finova carrying value under SFAS No. 15 (B)	—	138,253

Total long-term debt	67,201,791	75,523,314

Less:
Current maturities of long-term debt	(5,994,235)	(5,747,168)
Current portion of SFAS No. 15	(1,685,893)	(1,895,708)

Total current portion	(7,680,128)	(7,642,876)

Total long-term portion	$59,521,663	$67,880,438

A.

The Raytheon Aircraft Credit Corporation (Raytheon) debt consists of 25 Aircraft Notes secured by Beechcraft model 1900D aircraft, a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and all the assets of the Company, and an Engine Note which is unsecured. On March 9, 2007, the Company and Raytheon Aircraft Credit Corporation (Raytheon) entered into an Amended and Restated Restructuring Agreement (the Amended Agreement), which amends and restates in its entirety the Restructuring Agreement between the Company and Raytheon dated as of December 31, 2002, (the 2002 Restructuring Agreement). Pursuant to the Amended Agreement, the Company issued to Raytheon 25 amended and restated promissory notes (the Aircraft Notes), each secured by an amended security agreement in the related aircraft. The Aircraft Notes replace the existing notes issued by the Company to Raytheon on December 31, 2002. Each of the Aircraft Notes has an original principal amount of $2.2 million, for a total amount of $52.9 million, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears starting on March 30, 2007. The Aircraft Notes mature

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2007 and December 31, 2006

on June 30, 2011, at which time a final payment of $1.3 million will be due for each aircraft. The fixed rate of 6.75% on the Aircraft Notes represents a significant reduction in interest expense and eliminates variable interest rate risk on all of the Company’s aircraft debt.

Under the Amended Agreement, the Company issued to Raytheon a promissory note (the Senior Note) that replaced both the existing senior note and subordinated note issued by the Company to Raytheon on December 31, 2002. The Senior Note has an original principal amount of $13.2 million and bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the last day of each month, commencing on March 30, 2007. Beginning with the calendar quarter ending June 30, 2007, the Senior Note provides for quarterly payments of principal on June 30, September 30, and December 30 each year until the note matures on December 30, 2015. As additional security for the Senior Note, the Company pledged four Embraer Brasalia aircraft; as well as, all other assets of the Company.

Under the Amended Agreement, the Company did not amend the Engine Note, (0.6 million at December 31, 2007) required monthly payments of principal in the amount of $37,500 plus interest beginning January 31, 2004 at which time payments of principal and interest will be due and payable monthly. Interest will accrue on the unpaid balance of the Engine Note payable at the rate of LIBOR plus 400 basis points per annum. The Engine Note was to mature on March 31, 2009, but was subsequently prepaid on January 30, 2008.

The Amended Agreement requires the Company to prepay amounts outstanding under the Company’s notes held by Raytheon in an amount equal to 70% of the “excess cash” for any fiscal year. “Excess cash” means as at the end of any fiscal year an amount equal to (i) the sum of the Company’s cash, cash equivalents and short term instruments, minus (ii) a minimum of $3,000,000 plus 4% of the difference between current and prior year revenue. On January 30, 2008 the company was required to make a mandatory cash payment to Raytheon in the amount of approximately $427,000. In conjunction with the mandatory cash payment of $427,000, the Company made a voluntary cash payment of approximately $138,000 which was applied to the prepayment of the remaining balance on the variable rate engine note totaling $560,882.

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

B.	In August 2002, the Company entered into a Settlement Agreement with FINOVA, whereby the Company agreed to pay to FINOVA a total of $0.7 million, with interest at 10%, over a period of 48 months in settlement of amounts owed by the Company on the return of one leased Embraer Brasilia aircraft. This note was fully paid in 2006.

On April 27, 2007, the Company and FINOVA amended the September 30, 2006 promissory note payable to FINOVA which had originally provided for 45 consecutive monthly payments of $22,342 ending June 30, 2010. The amended note provided for continued scheduled monthly payments of

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2007 and December 31, 2006

$22,342 through June 30, 2007 followed by three consecutive monthly payments of $130,747 commencing July 30, 2007 through September 30, 2007. The note has been paid in full and all debt owing under the note forgiven. The Company recorded a gain of approximately $412,000 as a result of this forgiveness of debt in the third quarter when the debt was extinguished.

The amount of long-term debt also includes additional amounts of debt recorded pursuant to the provisions of the SFAS No. 15. This additional debt is being amortized as a reduction of interest expense over the remaining term of the debt. Due to the amortization of the SFAS No. 15 amounts on the Company’s restructured debt obligations to Raytheon, the Company’s interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During 2007, the Company’s contractual interest expense for all long-term debt obligations was $4.6 million. In accordance with procedures set forth in SFAS No. 15, the Company amortized $1.9 million of the SFAS No. 15 balances during 2007. As a result, the Company’s net interest expense on long-term debt obligations, as reflected in the financial statements, net of interest income, was $2.3 million, $3.5 million and $3.1 million on December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

Reduction of Debt Balances.

As of December 31, 2007, the long-term debt obligations due in the five subsequent years and thereafter under their contractual terms were as follows:

	Beechcraft 1900Ds	Other	Total
2008	$4,391,466	$1,602,769	$5,994,235
2009	4,711,365	1,513,654	6,225,019
2010	5,044,108	1,402,772	6,446,880
2011	35,324,205	1,652,772	36,976,977
2012	—	1,652,772	1,652,772
Thereafter	—	4,758,126	4,758,126

	49,471,144	12,582,865	62,054,009

Additional carrying value under SFAS 15	5,147,782	—	5,147,782

	$54,618,926	$12,582,865	$67,201,791

The 2008 and 2009 maturities include $450,000 and $110,882, respectively for the engine note with Raytheon in accordance with the note’s contractual terms, however the Company repaid the note in full during January 2008.

(8)	Income Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The tax net operating loss carryforwards (NOL’s) that have been generated are due in large part to the accelerated depreciation of property and equipment over a shorter useful life for tax purposes. Approximately eighty-five percent of our NOL’s expire between 2020 and 2024. Additionally, our book basis property and equipment is approximately $54 million larger than our tax basis, and is expected to reverse during periods in

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2007 and December 31, 2006

which we have NOL’s available. Approximately $1.3 million ($500,000 tax effected) of our state NOL’s are expected to expire unused and accordingly we have a valuation allowance. Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, we believe it is more likely than not that we will realize the benefits of most of our deductible temporary differences and NOL’s. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company believes that over any cumulative three-year period the stock ownership percentages (by value) of “5-percent shareholders” (as such term is defined in Internal Revenue Code Section 382) have not increased, in the aggregate, by more than 50 percentage points over such shareholders’ lowest ownership percentages within any such cumulative three-year period. Accordingly, the Company believes that the Company’s ability to use its estimated net operating loss carry forwards is not subject to any annual limitations set forth in Internal revenue Code Section 382. Any future changes in stock ownership by one or more 5-percent shareholders could potentially subject the Company to such annual limitations.

A deferred income tax asset valuation allowance is established when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. After reducing the deferred income tax assets by the valuation allowance, the net deferred income tax assets represent the income tax benefits that are expected to be realized. The Company does not anticipate future taxable income from the forgiveness of debt for purposes of reducing an otherwise required valuation allowance. Until the fourth quarter of 2007, the Company had recorded a valuation allowance to fully reserve its net deferred tax assets. In the fourth quarter of 2007, the Company determined that it is more likely than not that the Company will be able to utilize most of its net operating loss carryforwards prior to their expiration and utilize its deferred tax assets as they reverse. As a result, the company released most of its deferred tax asset valuation allowance and recorded a $10.5 million income tax benefit on the Company’s 2007 income statement. The Company has approximately $66.5 million of federal net operating loss carryforwards, which will be available to offset future taxable income. A valuation allowance of $500,000 remains at December 31, 2007 for the deferred tax asset related to state net operating loss carryforwards that may not be recovered.

Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 is presented below:

	Current	Deferred	Total
Year ended December 31, 2007:
U.S. Federal	$154,881	$(9,929,405)	$(9,774,524)
State and local	—	$(753,045)	$(753,045)

	$154,881	$(10,682,450)	$(10,527,569)

Year ended December 31, 2006:
U.S. Federal	$115,115	$—	$115,115
State and local	—	—	—

	$115,115	$—	$115,115

Year ended December 31, 2005:
U.S. Federal	$—	$—	$—
State and local	—	—	—

	$—	$—	$—

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2007 and December 31, 2006

Current tax expense in 2007 and 2006 $154,881 and $115,115 respectively represents alternative minimum tax expenses. The federal statutory tax rate differs from the Company’s effective income tax rate for the years ended December 31, 2007, 2006, and 2005 as follows:

	2007	2006	2005
Federal statutory expense rate	(35.0)%	(35.0)%	(35.0)%

State income taxes, net of federal benefit	(2.7)	(2.6)	(2.6)

Primarily change in valuation allowance	159.7	36.9	37.6

Net effective income tax rate	122.0%	(0.7)%	0.0%

Deferred tax assets (liabilities) as of December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$25,106	$27,575
Alternative minimum tax carryforwards	275	115
SFAS No. 15 interest	1,942	2,504
Inventory reserve	1,176	1,209
Deferred revenue	1,043	969
Other Reserves	344	746

Total gross deferred tax assets	29,886	33,118

Less: valuation allowance	(500)	(14,275)

Net deferred tax assets	29,386	18,843
Deferred tax liabilities:
Property and equipment	(18,704)	(18,843)

Total deferred tax asset (liability)	$10,682	$—

The Company files income tax returns in the U.S., and various state and local jurisdictions. The Company is not currently under examination by the IRS, tax returns remain subject to examination for 3 years after a tax net operating loss is utilized. State jurisdictions also remain subject to examination. The Company believes there will not be any material changes in unrecognized tax positions over the next twelve months.

The Company believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

The Company has estimated net operating loss carry forwards for federal income tax purposes in a total amount of approximately $66.5 million at December 31, 2007, expiring in years from 2009 through 2026. The net change in the total valuation allowance for the fiscal year ended December 31, 2007 was a decrease of $13.8 million, which includes the effects of adjustments relative to filed tax returns. Federal net operating losses expire in the following years (in thousands):

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2007 and December 31, 2006

Year of Expiration	Amount
2009	$3,873
2011	121
2018	2,316
2019	3,840
2020	27,796
2021	22,526
2023	4,011
2024	2,054
2026	3

$66,540

(9)	Employee Benefit Plans

(a) 401(k). The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all of the Company’s employees. The Company matches up to 4% of participating employees’ contributions. Company contributions net of forfeitures totaled $219,857 in 2007, $178,541 in 2006, and $65,570 in 2005.

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

During the year ended December 31, 2007, there were no options granted, cancelled or forfeited; and 20,000 options outstanding were exercised at an average purchase price of $1.11 per share. For the year December 31, 2006, there were no options granted, cancelled, exercised or forfeited. The Company did not realize any tax deductions related to the exercise of stock options during 2007. The Company will record such deductions to additional paid in capital when realized. There are no shares available for grant under the Plans as of December 31, 2007. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2007 was $968,561. There was no unrecognized compensation cost from unvested stock options as of December 31, 2007.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2007 and December 31, 2006

A summary of the option activity under all stock option plans during the year ended December 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted_Average Remaining Contractual Life (Years)
Outstanding at January 1, 2007	570,000	$0.94
Granted	—	—
Canceled	—	—
Exercised	(20,000)	1.11

Outstanding at December 31, 2007	550,000	$0.94	4

Options exercisable at December 31, 2007	550,000	$0.94	4

(10)	Income Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented:

	2007			2006			2005
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic income per share attributable to common stockholders	$19,155,857	14,077,093	$1.36	$15,679,065	14,071,970	$1.11	$1,180,807	14,071,970	$0.08

Effect of dilutive securities:
Stock options	—	368,803	(0.03)	—	307,587	(0.02)	—	211,067	0.00

Diluted income per share attributable to common stockholders	$19,155,857	14,445,896	$1.33	$15,679,065	14,379,557	$1.09	$1,180,807	14,283,037	$0.08

For the years ended December 31, 2007, 2006, and 2005, the number of stock options that were excluded from the calculation of diluted earnings per share, because the exercise of such options would have been anti-dilutive, totaled approximately 120,000, 120,000, and 160,000, respectively.

Under the Amended Agreement, the Company is prohibited from paying dividends.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2007 and December 31, 2006

(11)	Commitments and Contingencies

(a) Transactions with Affiliates. The Company rents six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for the various leases were $28,500 in 2007, $28,500 in 2006, and $30,700 in 2005. As of December 31, 2007 the Company had no balance payable.

As of December 31 2007, Raytheon owned 5,371,980 shares of common stock of the Company, representing an approximate 38.2% interest in the Company’s outstanding common stock.

(b) Litigation. The Company was a defendant in a lawsuit arising from a gear-up landing of one of the Company’s Beechcraft 1900D aircraft at O’Hare International Airport in Chicago, Illinois in 2001. On February 2, 2007 this matter was settled without any payment of claims by the Company.

On October 19, 2007, International Association of Machinists and Aerospace Workers (the “IAM”), the designated collective bargaining representative of the class and craft of Mechanics and Related and Clerical employees, sued the Company in Colorado federal court. The following Monday, October 22, 2007, the Company sued the IAM in Minnesota.

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

On October 31, 2007 the Colorado federal court entered a temporary restraining order preventing the Company from increasing mechanic pay. The IAM subsequently agreed to an October 2007 Company proposed wage increase for mechanics effective November 1, 2007. Later on November 7, that court entered a preliminary injunction that prohibits unilateral action and compels the Company to participate in bargaining under the auspices of the National Mediation Board. In the meantime the federal court in Minnesota denied the Company’s motion for an injunction against mediated bargaining. The Company has appealed both the Minnesota and Colorado federal court rulings.

On December 5, 2007, the Company’s mechanics and maintenance clerks’ representatives submitted an Application for Investigation of Representation Dispute to the National Mediation Board seeking to decertify the IAM as their union representatives. The application is currently being investigated by the National Mediation Board. The litigation in the Minnesota and Colorado federal district courts and the related appeals to the 8th and 10th Circuit federal appellate courts have been stayed pending the outcome of the National Mediation Board investigation and any ensuing union representative decertification vote.

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2007 and December 31, 2006

The Company’s mechanics and maintenance clerks are represented by the International Association of Machinists. The Company’s agreement with the mechanics became amendable on November 1, 2005, and the Company’s agreement with the maintenance clerks became amendable on March 1, 2002. Negotiations with the mechanics and maintenance clerks are active at the present time.

(12)	Selected Quarterly Financial Data

The following table presents selected quarterly unaudited financial data for quarters during the year ended December 31, 2007 and 2006 (in thousands, except for per share information):

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Operating revenues	$21,012	$23,727	$26,673	$26,748	$98,160
Operating income	792	1,681	4,333	3,729	10,535
Net income	197	1,023	4,176	13,760	19,156
Net income per share
Basic	$0.01	$0.07	$0.30	$0.98	$1.36
Diluted	0.01	0.07	0.29	0.95	1.33
Weighted average shares outstanding
Basic	14,072	14,072	14,079	14,085	14,077
Diluted	14,452	14,445	14,443	14,437	14,446

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Operating revenues	$20,086	$22,020	$23,542	$21,966	$87,614
Operating income (loss)	(80)	1,482	4,493	2,941	8,836
Net income (loss)	(945)	549	4,825	11,250	15,679
Net income (loss) per share
Basic	$(0.07)	$0.04	$0.34	$0.80	$1.11
Diluted	(0.07)	0.04	0.34	0.78	1.09
Weighted average shares outstanding
Basic	14,072	14,072	14,072	14,072	14,072
Diluted	14,292	14,351	14,376	14,413	14,380

In the fourth quarter of 2007, the Company recorded a $10.5 million income tax benefit as the result of releasing its deferred tax asset valuation allowance. In the second quarter of 2007, the Company recognized gains from extinguishment of debt of $0.4 million. In the third quarter of 2006, the Company reduced maintenance expense by approximately $580,000 for estimates in the Fleet Management ProgramTM contract. In the third and fourth quarters of 2006, the Company recognized gains from extinguishment of debt and lease obligations of $1.1 million and $9.3 million respectively.

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

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on this assessment, management believes that as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the Company’s most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information contained under the captions “Proposal 1 – Election of Directors,” “Our Board of Directors and Committees,” and “Section 16(a) Beneficial Reporting Compliance” in our definitive proxy statement for the 2008 annual meeting of shareholders.

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

Item 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information contained under the captions “Executive Compensation,” “Our Board of Directors and Committees,” “Compensation Committee Interlocks,” “and “Non-Employee Director Compensation” in our definitive proxy statement for the 2008 annual meeting of shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2008 annual meeting of shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information contained under the captions “Certain Relationships and Related Transactions,” and “Our Board of Directors and Committees” in our definitive proxy statement for the 2008 annual meeting of shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information contained under the captions “Principal Accounting Fees and Services” in our definitive proxy statement for the 2008 annual meeting of shareholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial statements of the Company included in Item 8, “Financial Statements and Supplementary Data”:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2007 and 2006

(iii)	Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

(iv)	Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007, 2006 and 2005

(v)	Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005

(vi)	Notes to Financial Statements

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

GREAT LAKES AVIATION, LTD.

Dated: March 31, 2008	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael O. Matthews
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

Signature	Title	Date

/s/ Douglas G. Voss	Chairman of the Board and Director	March 31, 2008
Douglas G. Voss

/s/ Charles R. Howell IV	Chief Executive Officer (Principal Executive Officer)	March 31, 2008
Charles R. Howell IV

/s/ Michael O. Matthews	Vice President and	March 31, 2008
Michael O. Matthews	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Vernon A. Mickelson	Director	March 31, 2008
Vernon A. Mickelson

/s/ Ivan L. Simpson	Director	March 31, 2008
Ivan L. Simpson

/s/ James Link	Director	March 31, 2008
James Link

/s/ Allan R. Moulton III	Director	March 31, 2008
Allan R. Moulton III

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

10.2	1993 Director Stock Option Plan. (1)

10.3	Great Lakes Aviation, Ltd. Employee Stock Purchase Plan. (1)

10.4	Amended and Restated Restructuring Agreement dated as of March 9, 2007 by and between the Company and Raytheon Aircraft Credit Corporation. (9)

10.5	Senior Note, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (9)

10.6	First Amendment to Security Agreement dated as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (9)

10.7	Form of Amended and Restated Promissory Note relating to 1900D aircraft, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (9)

10.8	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.9	Fifth Amendment to Security Agreement, dated as of March 9, 2007 by and between Raytheon Aircraft Credit Corporation and the Company. (9)

10.10	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.11	Form of First Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (9)

10.12	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

10.13	Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

10.14	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (3)

10.15	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (3)

E-1

10.16	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.17	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (5)

10.18	Installment Payment Agreement between the Company and the United States Department of Homeland Security Transportation Security Administration dated August 11, 2004. (6)

10.19	Term Cost PlanTM Agreement dated April 1, 2004 executed by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (5)

10.20	Settlement Agreement entered into as of December 20, 2006, by and between Boeing Capital Corporation and the Company. (8)

10.21	Second Amendment to Amended and Restated Restructuring Agreement, entered into as of June 30, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (10)

10.22	Third Amendment to Amended and Restated Restructuring Agreement, entered into as of July 30, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (10)

10.23	Second Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company, dated November 1, 2007. Filed herewith.

14	Code of Ethics. Available on the Company’s web site.

23.1	Consent of KPMG LLP. Filed herewith.

24	Powers of Attorney. Included on signature page to Form 10-K.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer. Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer. Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.

E-2

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 0-23224)
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23224)
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23224)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. (File No. 0-23224)
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 27, 2006. (File No. 0-23224)
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (File No. 0-23224)
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. (File No. 0-23224)

E-3