Form 10-Q
period 2008-03-31
GREAT LAKES AVIATION LTD
filed 2008-05-12
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                                                                                       Accelerated Filer  ☐

Non-accelerated filer    ☑ (Do not check if a smaller reporting company)        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, 14,291,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

i

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$5,042,948	$4,044,745
Accounts receivable	8,316,904	6,687,604
Inventories	3,240,068	5,116,995
Prepaid expenses and other current assets	720,969	1,226,420
Current deferred tax assets	2,812,360	2,563,438

Total current assets	20,133,249	19,639,202

Property and equipment:
Flight equipment	111,030,746	110,844,388
Other property and equipment	8,572,427	8,492,958
Less accumulated depreciation and amortization	(56,604,054)	(55,221,679)

Total property and equipment	62,999,119	64,115,667

Other assets	1,090,421	1,106,662
Long-term deferred tax assets	7,751,376	8,119,012

Total assets	$91,974,165	$92,980,543

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$7,266,723	$7,680,128
Accounts payable	3,588,983	3,446,860
Accrued liabilities	5,534,113	4,736,861

Total current liabilities	16,389,819	15,863,849

Long-term debt, net of current maturities	57,868,378	59,521,663
Other long-term liabilities	1,035,231	1,113,324
Deferred credits	164,238	175,947

Total liabilities	75,457,666	76,674,783

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares No shares issued and outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares Issued and outstanding: 14,091,970 at March 31, 2008 and at December 31, 2007	140,920	140,920
Paid-in capital	33,490,669	33,490,669
Accumulated deficit	(17,115,090)	(17,325,829)

Total stockholders’ equity	16,516,499	16,305,760
Commitments and contingencies

Total liabilities and stockholders’ equity	$91,974,165	$92,980,543

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Operating Revenues:
Passenger	$18,485,265	$15,478,447
Public service	7,201,609	5,298,091
Freight, charter, and other	253,580	235,455

Total operating revenues	25,940,454	21,011,993

Operating expenses:
Salaries, wages, and benefits	6,097,041	5,443,855
Aircraft fuel	7,992,089	4,782,624
Aircraft maintenance, materials, and repairs	3,251,193	3,193,606
Depreciation and amortization	1,423,610	1,406,298
Aircraft rental	155,025	155,025
Other rentals and landing fees	1,341,786	1,167,037
Other operating expenses	4,739,210	4,071,253

Total operating expenses	24,999,954	20,219,698

Operating income	940,500	792,295
Other income (expense):
Interest expense, net	(594,780)	(595,044)

Income before income taxes	345,720	197,251

Income tax expense	134,981	—

Net income	$210,739	$197,251

Net income per share:
Basic	$0.02	$0.01
Diluted	$0.01	$0.01

Weighted average shares outstanding:
Basic	14,091,970	14,071,970
Diluted	14,434,749	14,451,931

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210,739	$197,251
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,423,610	1,406,298
Amortization of SFAS No. 15	(431,440)	(481,819)
Loss on items beyond economic repair	23,192	37,537
Deferred taxes	118,714	—
Change in current operating items:
Increase in accounts receivable	(1,629,300)	(962,497)
(Increase)/Decrease in inventories	1,876,927	(183,944)
Decrease in prepaid expenses and other current assets	505,451	1,258,812
(Increase)/Decrease in other assets	16,241	(21,104)
Increase (Decrease) in accounts payable	142,123	(861,117)
Increase in accrued and other liabilities	707,450	918,151

Net cash provided by operating activities	2,963,707	1,307,568

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(330,255)	(114,690)

Net cash used in investing activities	(330,255)	(114,690)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(1,635,249)	(1,007,325)

Net cash used in financing activities	(1,635,249)	(1,007,325)

NET INCREASE IN CASH AND CASH EQUIVALENTS	998,203	185,553

Cash and cash equivalents
Beginning of period	4,044,745	2,664,057

End of period	$5,042,948	$2,849,610

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$1,055,018	$1,159,192

See accompanying notes to the financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

March 31, 2008

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Great Lakes Aviation, Ltd. (Great Lakes or the Company) considers its critical accounting policies involving more significant judgments and estimates to be those related to impairment of long-lived assets, deferred income taxes, and depreciation and residual values. Actual results could differ from those estimates. Certain prior year balances were reclassified to conform to the current year presentation. Other assets previously combined with prepaid expenses and other assets on the March 31, 2007 Statement of Cash Flows is now presented as a separate line item. This reclassification had no impact on operating cash flows, net income or stockholders’ deficit at March 31, 2007.

Recent Accounting Pronouncements: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits all entities to elect to measure eligible financial instruments at fair value on a recurring basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and may not be applied retrospectively to prior fiscal years. The Company has not elected the fair value option for any eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured a fair value on a recurring basis. The adoption of SFAS No. 157 had no effect on the financial statements.

NOTE 2. Stock Based Compensation

For the quarters ended March 31, 2008 and 2007, there were no options granted, exercised, cancelled or forfeited. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record such deductions to additional paid in capital when realized. There are no shares available for grant under the Great Lakes Aviation, Ltd. 1993 Stock Option Plan and the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan (collectively, the “Plans”) as of March 31, 2008 and 2007. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2008 and 2007 was $744,288 and $1,082,890 respectively. There was no unrecognized compensation cost from unvested stock options as of January 1, 2007.

Note 3. Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2008	2007
Numerator:
Net income	$210,739	$197,251
Denominator:
Weighted average shares outstanding, basic	14,091,970	14,071,970
Dilutive effect of employee stock options	342,779	379,961

Weighted average shares outstanding, diluted	14,434,749	14,451,931

Net income per share, basic	$0.02	$0.01
Net income per share, diluted	$0.01	$0.01

For the three months ended March 31, 2008, outstanding options of 120,000 were excluded in the calculation of net income per diluted common share as the exercise price of such options were higher than average market price of common stock for the period. For the three months ended March 31, 2007, no outstanding options were excluded in the calculation of net income per diluted common share.

NOTE 4. Accrued Liabilities.

Accrued liabilities consisted of the following balances at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Accrued expenses	$242,082	$367,394
Unearned revenue	3,511,080	2,763,451
Accrued property taxes	179,938	54,517
Accrued payroll	1,601,013	1,551,499

Total accrued liabilities	$5,534,113	$4,736,861

Unearned revenue increases resulting from increased bookings for future travel resulting from seasonality and additional markets served.

NOTE 5. Notes Payable and Long-Term Debt

The following table sets forth, as of March 31, 2008 and December 31, 2007, the amounts of the Company’s long-term debt with Raytheon Aircraft Credit Corporation (Raytheon), the amounts of current maturities of long-term debt and the additional amounts of current and long-term debt recorded by the Company pursuant to SFAS No. 15:

	March 31, 2008	December 31, 2007
Long-Term Debt:
Raytheon - Beechcraft 1900D Notes	$48,396,776	$49,471,144
Raytheon - Senior Note	12,021,983	12,021,983
Raytheon - Engine Note	—	560,882
Raytheon carrying value under SFAS No. 15 Beechcraft 1900D Notes	4,716,342	5,147,782

Total long-term debt	65,135,101	67,201,791

Less Current maturities of long-term debt:
Raytheon - Beechcraft 1900D Notes	(4,475,252)	(4,391,466)
Raytheon - Senior Note	(1,152,772)	(1,152,772)
Raytheon - Engine Note	—	(450,000)
Raytheon Current portion of SFAS No.15 Beechcraft 1900D Notes	(1,638,699)	(1,685,890)

Total current portion	(7,266,723)	(7,680,128)

Total long-term portion	$57,868,378	$59,521,663

As of March 31, 2008 the Raytheon debt consists of 25 Aircraft Notes secured by Beechcraft model 1900D aircraft (the “Aircraft Notes”) and a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and all the assets of the Company (the “Senior Note”) (collectively, the “Raytheon Notes.”). Each of the Aircraft Notes bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears starting on March 30, 2007. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1.3 million will be due for each aircraft. The Senior Note bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the last day of each month, commencing on March 30, 2007. The Senior Note provides for quarterly payments of principal on June 30, September 30, and December 30 of each year until the note matures on December 30, 2015.

On January 30, 2008, the Company was required to make a mandatory cash payment to Raytheon in the amount of approximately $427,000. In addition to with the mandatory cash payment of $427,000, the Company made a voluntary cash payment of approximately $138,000 which was applied to the prepayment of the remaining balance on the variable rate engine note totaling $560,882.

The amount of long-term debt also includes additional amounts of debt recorded pursuant to the provisions of the SFAS No. 15. This additional debt is being amortized as a reduction of interest expense over the remaining term of the debt due to the amortization of the SFAS No. 15 amounts on the Company’s restructured debt obligations to Raytheon on December 31, 2002 and amended on March 9, 2007. The Company’s recorded interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes.

During the first quarter of 2008, the Company made principal payments in the aggregate amount of $1.6 million against the Company’s outstanding debt balances. The Company also reduced the additional carrying value under SFAS No. 15 by $0.4 million due to the amortization of the additional carrying value which was $4.7 million and $5.1 million as of March 31, 2008 and December 31, 2007 respectively.

NOTE 6. Related Parties

As of March 31, 2008, Douglas G. Voss, the Company’s Chairman and major shareholder, is the beneficial owner of 5,681,000 shares of Common Stock, which includes 300,000 shares of Common Stock subject to currently exercisable options and represents 39.5% of the outstanding Common Stock of the Company. Accordingly, Mr. Voss is in a position to control the management and affairs of the Company.

On April 10, 2008, Mr. Voss exercised an option to purchase 200,000 shares of Common Stock at price of $0.40 per share and subsequently transferred the shares acquired in connection with such exercise to Iowa Great Lakes Flyers, Inc. on April 28, 2008. Therefore as of April 30, 2008, the number of outstanding shares of Common Stock was 14,291,970.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Great Lakes Aviation, Ltd. is a regional airline operating as an independent carrier and as a code share partner with United Airlines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of April 30, 2008, we served twelve states with 33 destinations to and from Denver, Colorado, three destinations to and from Phoenix, Arizona, five destinations to and from St. Louis, Missouri, five destinations to and from Kansas City, Missouri and two destinations to and from Albuquerque, New Mexico, with a fleet of Embraer EMB-120 Brasilias and Raytheon/Beech 1900D regional airliners. All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code-share agreements with United and Frontier at the Denver International Airport and Phoenix International Airport hubs.

We were incorporated on October 25, 1979 as an Iowa corporation and became a publicly traded company on January 21, 1994. General information about us can be found at www.flygreatlakes.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we have filed such reports with, or furnished them to, the United States Securities and Exchange Commission. Information on our website is not incorporated into, nor a part of, this Form 10-Q or our other securities filings.

Essential Air Service (“EAS”) Program Activity Subsequent to December 31, 2007

On January 7, 2008, we commenced scheduled Essential Air Service to Vernal and Moab, UT from Denver, CO.

On February 6, 2008 we were selected to provide EAS service to Manhattan, KS and Salina, KS from Kansas City, MO, and Cape Girardeau, MO, Jackson, TN and Owensboro, KY from Kansas City, MO, St. Louis, MO or Cincinnati, OH.

On April 10, 2008 we were selected to provide EAS service at Ironwood, Michigan and Manistee, Michigan.

As of April 30, 2008, we served 30 EAS communities on a subsidized basis.

Results of Operations for the Three Months Ended March 31, 2008 and 2007.

The following table sets forth certain financial information regarding our results of operations for the three months ended March 31, 2008 and 2007.

Statement of Income Data

(dollars in thousands)

	For the Three Months Ended March 31,
	2008				2007
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2007	Amount (in thousands)	Cents per ASM

Operating revenues:
Passenger	$18,485	22.3	¢	19.4%	$15,478	21.1	¢
Public service	7,202	8.7		35.9	5,298	7.2
Freight, charter and other	254	0.3		7.6	236	0.3

Total operating revenues	25,941	31.3		23.5	21,012	28.7

Operating expenses:
Salaries, wages, and benefits	6,097	7.4		12.0	5,444	7.4
Aircraft fuel	7,992	9.6		67.1	4,783	6.5
Aircraft maintenance, materials and repairs	3,251	3.9		1.8	3,194	4.4
Depreciation and amortization	1,424	1.7		1.3	1,406	1.9
Aircraft rental	155	0.2		0.0	155	0.2
Other rentals and landing fees	1,342	1.6		15.0	1,167	1.6
Other operating expense	4,739	5.7		16.4	4,071	5.6

Total operating expenses	25,000	30.1		23.6	20,220	27.6

Operating income	941	1.1		18.8	792	1.1
Interest expense, net	(595)	(0.7)		0.0	(595)	(0.8)

Income before income taxes	$346	0.4	¢	75.6%	$197	0.3	¢

Income tax expense	(135)	(0.2)			0

Net income	$211	0.3	¢	7.1%	$197	0.3	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended March 31, 2008 and 2007.

	March 31, 2008		Increase/ (decrease) from 2007	March 31, 2007
Selected Operating Data:
Available seat miles (in thousands) (1)	82,941		13.2%	73,252
Revenue passenger miles (in thousands) (2)	38,077		13.4%	33,581
Revenue passengers carried	141,138		12.9%	124,980
Departures flown	18,473		16.1%	15,914
Passenger load factor (3)	45.9%		0.2%	45.8%
Average yield per revenue passenger mile (4)	48.5	¢	5.2%	46.1	¢
Revenue per available seat miles (5)	31.3	¢	9.1%	28.7	¢
Cost per available seat mile (6)	30.1	¢	9.1%	27.6	¢
Average passenger fare (7)	$130.97		5.8%	$123.84
Average passenger trip length (miles) (8)	270		0.4%	269
Average cost per gallon of fuel	$3.31		43.9%	$2.30

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Quarter 2008 to First Quarter 2007

Passenger Revenues. Passenger revenues were $18.5 million in the first quarter of 2008, an increase of 19.4% from $15.5 million in the first quarter of 2007. The $3.0 million increase in passenger revenues is primarily attributable to a 13.4% increase in revenue passenger miles during the first quarter of 2008 along with a 5.2% increase in average yield. Our available seat mile (ASM) capacity for the first quarter of 2008 increased 13.2% from the ASM capacity for the first quarter of 2007 as a result of an increase in the number of our regularly scheduled flights.

Public Service Revenues. Public service revenues collected through the Essential Air Service (“EAS”) Program increased 35.9% to $7.2 million during the first quarter of 2008, as compared to $5.3 million during the first quarter of 2007. The increase in public service revenue is mostly due to an increase in the number of communities served by our EAS Program. At March 31, 2008, we served 30 communities on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $0.3 million during the first quarter of 2008, an increase of 7.6% from the first quarter of 2007. The 7.6% increase was due increases in of cargo revenue and charter income.

Operating Expenses. Total operating expenses were $25.0 million, or 30.1 cents per ASM, in the first quarter of 2008, as compared to $20.2 million, or 27.6 cents per ASM in the first quarter of 2007.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $6.1 million in the first quarter of 2008, an increase of 12.0% from $5.4 million in the first quarter of 2007. The increase in salaries, wages, and benefits is mostly attributable to a 6.8% increase in pilots and a 10.8% increase in support employees resulting from increased operations, along with pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $8.0 million, or 9.6 cents per ASM, in the first quarter of 2008. In comparison, our aircraft fuel and into-plane expense for the first quarter of 2007 was $4.8 million, or 6.5 cents per ASM. The 67.1% increase in our aircraft fuel expense is attributable to a 16.7% increase in consumption as the result of a 13.2% increase in our available seat miles, along with a 43.9% increase in the average cost of fuel per gallon.

The average cost of fuel increased from $2.30 per gallon in the first quarter of 2007 to $3.31 per gallon in the first quarter of 2008. The effect of the $1.01 increase in cost per gallon was an increase in total cost of $2.1 million in 2008. At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $101,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $3.3 million during the first quarter of 2008, which was a 1.8% increase from $3.2 million during the first quarter of 2007. The increase is primarily attributable to the increase in flight hours used in the Term Cost PlanTM Agreement (the FMP contract) as specified in the amended agreement.

Depreciation and amortization. Depreciation and amortization expense was $1.4 million during the first quarter of 2008, which was at the same level as the first quarter of 2007.

Aircraft Rental. Aircraft lease expense was $0.2 million during the first quarter of 2008, which is consistent with the first quarter of 2007.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.3 million during the first quarter of 2008, which was a 15.0% increase from $1.2 million during the first quarter of 2007. The increase is mostly attributable to the 16.1% increase in departures flown and additional cities served.

Other Operating Expenses. Other operating expenses were $4.7 million, or 5.7 cents per ASM, during the first quarter of 2008, an increase of 16.4% from $4.1 million, or 5.6 cents per ASM, during the first quarter of 2007. The increase in other operating expenses is generally due to an increase of approximately $288,000 in pilot training and associated lodging expenses, $157,000 for passenger booking fees, $60,000 for legal and professional fees and $278,000 for other expenses resulting from increased operations. These increases were offset by reduction of approximately $116,000 in deicing expenses.

Interest Expense. Interest expense was $0.6 million during the first quarter of 2008, which is consistent with the first quarter of 2007. The decrease was mostly the result of interest on lower principal balances which was partially offset by a reduction in the SFAS No. 15 credits in interest expense related to the restructured Raytheon debt.

Income Tax Expense. For the three months ended March 31, 2008, and 2007 we recorded an income tax expense of $134,981 and $0, respectively. Our estimated annual effective income tax rate is 39.0% for the twelve months ending December 31, 2008 and 0% for the three months ended March 31, 2007. The increase in the effective tax rate and income tax expense for the three months ended March 31, 2008 as compared with the three months ended March 31, 2007, relates to the release of substantially all but $500,000 of our valuation allowance in the fourth quarter of 2007. In the fourth quarter of 2007, we determined that it is more likely than not that we will be able to utilize most of our net operating loss carryforwards prior to their expiration and other deferred tax assets as they reverse. As of March 31, 2008, we had approximately $66.5 million of Federal net operating loss carryforwards, which will be available to offset future taxable income. A valuation allowance of $500,000 remains at March 31, 2008 for state net operating loss carryforwards that may not be recovered.

Liquidity and Capital Resources

Debt and Lease Payment Obligations. The following table summarizes our major debt and lease payment obligations for periods beginning as of April 1 and ending as of March 31 for each of the designated time periods:

	2009	2010-2011	2012-2013	After 2013	Total
Long-term debt	$5,628,024	$12,726,569	$37,306,045	$4,758,121	$60,418,759
SFAS 15 amounts	1,638,699	2,776,632	301,011	—	4,716,342

Total debt	7,266,723	15,503,201	37,607,056	4,758,121	65,135,101
Aircraft lease obligations	600,000	1,200,000	1,200,000	—	3,000,000

Total Obligations	$7,866,723	$16,703,201	$38,807,056	$4,758,121	$68,135,101

Sources and Uses of Cash. As of March 31, 2008, our cash balance was $5.0 million, a $1.0 million increase from the cash balance of $4.0 million as of December 31, 2007. We made payments of debt principal of $1.6 million during the first quarter of 2008. At March 31, 2008, we were current on payments due to our lenders and lessors.

Cash Provided by Operating Activities. During the first quarter of 2008, we had positive cash flow from operating activities in the amount of $3.0 million. During the quarter we generated $0.2 million of net income and recorded non-cash depreciation and amortization of $1.4 million.

Cash Flows from Investing Activities. We invested $0.3 million in replacement aircraft rotable components.

Cash Flows from Financing Activities. We utilized $1.6 million of cash to reduce our outstanding notes payable and long-term debt balances.

As of March 31, 2008, we had positive working capital of $3.7 million, as compared to positive working capital of $3.8 million as of December 31, 2007.

At March 31, 2008, total assets were in excess of total liabilities by $16.5 million. The accounting treatment under SFAS No. 15 for recording of gains from the restructuring of debt obligations at December 31, 2002 required that $22.3 million of such gain be deferred and amortized over the term of the restructured debt obligations thus extending the period over which this amount will be amortized. This has the effect of increasing net income and Stockholders’ Equity. At March 31, 2008, the remaining unamortized amount of deferred gain was $4.7 million, which will be amortized as a reduction of interest expense during the years 2007 through 2011.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. (Great Lakes, we, our, its, it or the Company) notes that certain statements in this Form 10-Q and elsewhere are forward-looking and provide other than historical information. Our management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning our general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words, “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,”, “anticipate” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the forward-looking statements contained in this Form 10-Q or elsewhere should be relied on as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

Factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	our dependence on our code-sharing relationships with United Air Lines, Inc. (United Air Lines or United), and Frontier Airlines, Inc. (Frontier Airlines or Frontier);

2)	our ability to maintain compliance with our restructured debt and lease obligations;

3)	the effect of general economic conditions on business and leisure travel;

4)	the incidence of domestic and international terrorism and military actions;

5)	the incidence of pandemic diseases, storms, and other natural disasters;

6)	the volatility and level of fuel costs;

7)	the receipt of economically sufficient Essential Air Service subsidies;

8)	increases in insurance and security expenses;

9)	the possibility of increased competition from other air carriers (including United and Frontier) and from ground transportation; and

10)	the level of regulatory and environmental costs.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we do not undertake to update any forward-looking statements except as required by law in the normal course of our public disclosure practices.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. The variable rate note was paid in full in January 2008, leaving only the fixed rate debt. As of March 31, 2008, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. Our earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 32.0% of our operating expenses in the first three months of 2008. A one cent change in the average cost of aircraft fuel would impact our aircraft fuel expense by approximately $101,000 annually, based upon fuel consumption in the first three months of 2008.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. As of January 30, 2008 all of our debt obligations are at fixed interest rates and we have no interest rate risk exposure.

Due to the amortization of the SFAS No. 15 amounts on our restructured debt obligations to Raytheon, our recorded interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During the first quarter of 2008, our contractual interest expense for all long-term debt obligations was $1.0 million. In accordance with procedures set forth in SFAS No. 15, we amortized $0.4 million of the SFAS No. 15 balances. As a result, our net interest expense on long-term debt obligations, as reflected on the financial statements, was $0.6 million, net of interest income of $6,000 for the quarter ended March 31, 2008.

Item 4T.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(f)) that is designed to provide reasonable assurance that information that is required to be disclosed is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive

Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in our periodic filings with the SEC.

During our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There were no new legal proceedings initiated by or against us during the period covered by this Quarterly Report on Form 10-Q.

During the period covered by this Quarterly Report on Form 10-Q, there were no material developments in any legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.	EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: May 12, 2008	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

3.3	Amendment to Amended and Restated Articles of Incorporation. (3)

4.1	Specimen Common Stock Certificate. (1)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer. Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer. Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. (File No. 0-23224)
(3)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed May 21, 1999. (File No. 0-23224)