Form 10-Q
period 2008-06-30
GREAT LAKES AVIATION LTD
filed 2008-08-12
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2008, 14,291,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

i

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash	$3,913,017	$4,044,745
Accounts receivable	8,858,438	6,687,604
Inventories	3,776,884	5,116,995
Prepaid expenses and other current assets	544,676	1,226,420
Current deferred tax assets	2,933,032	2,563,438

Total current assets	20,026,047	19,639,202

Property and equipment:
Flight equipment	111,260,328	110,844,388
Other property and equipment	8,662,839	8,492,958
Less accumulated depreciation and amortization	(57,930,529)	(55,221,679)

Total property and equipment	61,992,638	64,115,667

Other assets	1,221,543	1,106,662
Long-term deferred tax assets	7,582,138	8,119,012

Total assets	$90,822,366	$92,980,543

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$7,303,990	$7,680,128
Accounts payable	3,725,979	3,446,860
Accrued interest, unearned revenue and other liabilities	6,106,007	4,736,861

Total current liabilities	17,135,976	15,863,849

Long-term debt, net of current maturities	55,989,970	59,521,663
Other long-term liabilities	930,542	1,113,324
Deferred credits	152,528	175,947

Total liabilities	74,209,016	76,674,783

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares No shares issued and outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares Issued and outstanding: 14,291,970 at June 30, 2008 and 14,091,970 at December 31, 2007	142,920	140,920
Paid-in capital	33,568,669	33,490,669
Accumulated deficit	(17,098,239)	(17,325,829)

Total stockholders’ equity	16,613,350	16,305,760

Commitments and contingencies
Total liabilities and stockholders’ equity	$90,822,366	$92,980,543

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues:
Passenger	$18,929,695	$18,337,404	$37,414,960	$33,815,851
Public service	8,618,553	5,245,033	15,820,162	10,543,124
Freight, charter, and other	289,443	144,809	543,023	380,264

Total operating revenues	27,837,691	23,727,246	53,778,145	44,739,239

Operating expenses:
Salaries, wages, and benefits	6,149,443	5,386,769	12,246,484	10,830,624
Aircraft fuel	10,604,843	6,092,895	18,596,932	10,875,519
Aircraft maintenance, materials, and repairs	3,496,315	3,799,665	6,747,508	6,993,271
Depreciation and amortization	1,412,137	1,403,678	2,835,747	2,809,976
Aircraft rental	207,875	155,025	362,900	310,050
Other rentals and landing fees	988,902	962,096	2,330,688	2,129,133
Other operating expenses	4,310,935	4,245,718	9,050,145	8,316,971

Total operating expenses	27,170,450	22,045,846	52,170,404	42,265,544

Operating income	667,241	1,681,400	1,607,741	2,473,695

Other expense:
Interest expense, net	(573,827)	(658,285)	(1,168,607)	(1,253,329)

Income before income taxes	93,414	1,023,115	439,134	1,220,366

Income tax expense	(76,563)	—	(211,544)	—
Net income	$16,851	$1,023,115	$227,590	$1,220,366

Net income per share:
Basic	$0.00	$0.07	$0.02	$0.09
Diluted	$0.00	$0.07	$0.02	$0.08

Weighted average shares outstanding:
Basic	14,272,190	14,091,970	14,182,080	14,091,970
Diluted	14,434,463	14,465,021	14,434,546	14,469,226

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$227,590	$1,220,366
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,835,747	2,809,976
Non-cash SFAS No. 15 interest	(862,330)	(966,913)
Loss on items beyond economic repair	71,378	90,058
Deferred taxes	167,280	—
Change in current operating items:
Increase in accounts receivable	(2,170,834)	(2,120,640)
(Increase)/Decrease in inventories	1,340,111	(589,227)
Decrease in prepaid expenses and other current assets	681,744	1,598,044
Increase in other assets	(114,881)	(30,706)
Increase in unearned revenue	1,200,125	682,663
Increase (Decrease) in accounts payable	279,119	(489,428)
Increase (Decrease) Accrued liabilities and other long-term liabilities	(37,180)	226,245

Net cash provided by operating activities	3,617,869	2,430,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(784,097)	(478,131)

Net cash used in investing activities	(784,097)	(478,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(3,045,500)	(2,508,207)
Proceeds from sale of common stock	80,000	—

Net cash used in financing activities	(2,965,500)	(2,508,207)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(131,728)	(555,900)

Cash and cash equivalents:
Beginning of period	4,044,745	2,664,057

End of period	$3,913,017	$2,108,157

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$2,098,714	$2,332,310

See accompanying notes to the financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

June 30, 2008

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Great Lakes Aviation, Ltd. (Great Lakes or the Company) considers its critical accounting policies involving more significant judgments and estimates to be those related to impairment of long-lived assets, valuation allowance on deferred income taxes, and depreciation and residual values for property and equipment. Actual results could differ from those estimates. Certain prior year balances were reclassified to conform to the current year presentation. Other assets previously combined with prepaid expenses and other assets on the June 30, 2007 Statement of Cash Flows is now presented as a separate line item. This reclassification had no impact on operating cash flows, net income or stockholders’ deficit at June 30, 2007.

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

NOTE 2. Stock Based Compensation

For the six month period ended June 30, 2008 and 2007, there were no options granted. On April 10, 2008 Douglas G, Voss, the Company’s Chairman and major shareholder, exercised his option to purchase 200,000 shares of common stock at an exercise price of $0.40 per share. The Great Lakes Aviation, Ltd. 1993 Incentive Stock Option Plan and the Great Lakes Aviation, Ltd 1993 Director Stock Option Plan both expired in 2003 and, therefore, no new options may be granted under either of these stock option plans. Mr. Voss’ options to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share were granted under the Great Lakes Aviation, Ltd. 1993 Incentive Stock Option Plan prior to the expiration of such plan and such options were exercisable until June 30, 2008. Mr. Voss elected not to exercise any of these options prior to their expiration on June 30, 2008. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record such deductions to additional paid in capital when realized. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2008 and 2007 was $546,913 and $1,060,090 respectively. There was no unrecognized compensation cost from unvested stock options upon the adoption of SFAS 123(R) on January 1, 2007.

Note 3. Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$16,851	$1,023,115	$227,590	$1,220,366
Denominator:
Weighted average shares outstanding, basic	14,272,190	14,091,970	14,182,080	14,091,970
Dilutive effect of employee stock options	162,273	373,051	252,466	377,256

Weighted average shares outstanding, diluted	14,434,463	14,465,021	14,434,546	14,469,226

Net income per share, basic	$0.00	$0.07	$0.02	$0.09
Net income per share, diluted	$0.00	$0.07	$0.02	$0.08

For the three months ended June 30, 2008, outstanding options of 20,000 were excluded in the calculation of net income per diluted common share as the exercise price of such options were higher than average market price of common stock for the period. For the three months ended June 30, 2007, no outstanding options were excluded in the calculation of net income per diluted common share.

For the six months ended June 30, 2008, outstanding options of 20,000 were excluded in the calculation of net income per diluted common share as the exercise price of such options were higher than average market price of common stock for the period. For the six months ended June 30, 2007, no outstanding options were excluded in the calculation of net income per diluted common share.

NOTE 4. Accrued Liabilities.

Accrued liabilities consisted of the following balances at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Accrued expenses	$175,692	$367,394
Unearned revenue	3,963,577	2,763,451
Accrued property taxes	382,166	54,517
Accrued payroll	1,584,572	1,551,499

Total accrued liabilities	$6,106,007	$4,736,861

At June 30, 2008, unearned revenue increased due to increased bookings for future travel resulting from seasonality and additional markets served.

NOTE 5. Notes Payable and Long-Term Debt

The following table sets forth, as of June 30, 2008 and December 31, 2007, the amounts of the Company’s long-term debt with Raytheon Aircraft Credit Corporation (Raytheon), the amounts of current maturities of long-term debt and the additional amounts of current and long-term debt recorded by the Company pursuant to SFAS No. 15:

	June 30, 2008	December 31, 2007
Long-Term Debt:
Raytheon - Beechcraft 1900D Notes	$47,312,914	$49,471,144
Raytheon - Senior Note	11,695,597	12,021,983
Raytheon - Engine Note	—	560,882
Raytheon carrying value under SFAS No. 15 Beechcraft 1900D Notes	4,285,449	5,147,782

Total long-term debt	63,293,960	67,201,791

Less current maturities of long-term debt:
Raytheon - Beechcraft 1900D Notes	(4,552,894)	(4,391,466)
Raytheon - Senior Note	(1,152,772)	(1,152,772)
Raytheon - Engine Note	—	(450,000)
Raytheon Current portion of SFAS No.15 Beechcraft 1900D Notes	(1,598,324)	(1,685,890)

Total current portion	(7,303,990)	(7,680,128)

Total long-term portion	$55,989,970	$59,521,663

As of June 30, 2008 the Raytheon debt consists of 25 Aircraft Notes secured by Beechcraft model 1900D aircraft (the “Aircraft Notes”) and a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and all the assets of the Company (the “Senior Note”) (collectively, the “Raytheon Notes.”). Each of the Aircraft Notes bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears starting on March 30, 2007. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1.3 million will be due for each aircraft. The Senior Note bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the last day of each month, commencing on March 30, 2007. The Senior Note provides for quarterly payments of principal on June 30, September 30, and December 30 of each year until the note matures on December 30, 2015.

On January 30, 2008, the Company was required to make a mandatory cash payment to Raytheon in the amount of approximately $427,000. In addition to the mandatory cash payment of $427,000, the Company made a voluntary cash payment of approximately $138,000 which was applied to the prepayment of the remaining balance on the variable rate engine note, totaling $560,882.

The amount of long-term debt also includes additional amounts of debt recorded pursuant to the provisions of SFAS No. 15. This additional debt is being amortized as a reduction of interest expense over the remaining term of the debt due to the amortization of the SFAS No. 15 amounts on the Company’s restructured debt obligations to Raytheon on December 31, 2002 and amended on March 9, 2007. The Company’s recorded interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes.

During the first six months of 2008, the Company made principal payments in the aggregate amount of $3.0 million against the Company’s outstanding debt balances. The Company also reduced the additional carrying value under SFAS No. 15 by $0.9 million due to the amortization of the additional carrying value, which was $4.3 million and $5.1 million as of June 30, 2008 and December 31, 2007 respectively.

NOTE 6. Related Parties

As of June 30, 2008, Douglas G. Voss, the Company’s Chairman and major shareholder, was the beneficial owner of 5,581,000 shares of Common Stock representing 39.1% of the outstanding common stock of the Company. Accordingly, Mr. Voss is in a position to control the management and affairs of the Company.

On April 10, 2008, Mr. Voss exercised an option to purchase 200,000 shares of Common Stock at a price of $0.40 per share and subsequently transferred the shares acquired in connection with such exercise to Iowa Great Lakes Flyers, Inc. on April 28, 2008. Therefore, as of June 30, 2008, the number of outstanding shares of Common Stock was 14,291,970.

NOTE 7. Subsequent Event.

The terms of the Amended and Restated Restructuring Agreement dated as of March 9, 2007 by and between Great Lakes Aviation, Ltd. (the “Company”) and Raytheon Aircraft Credit Corporation (“RACC”), as amended by a First Amendment to Amended and Restated Restructuring Agreement dated March 23, 2007, a Second Amendment to Amended and Restated Restructuring Agreement dated June 30, 2007, and a Third Amendment to Amended and Restated Restructuring Agreement dated July 30, 2007, contains a requirement that the Company file a registration statement by not later than April 30, 2008 to register shares of the Company owned by RACC. As previously disclosed, this deadline was extended to July 31, 2008 by written notification from counsel to RACC on April 24, 2008. On July 31, 2008, the Company received written notification from counsel to RACC that RACC had agreed to extend the deadline to file the registration statement to October 31, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Great Lakes Aviation, Ltd. is a regional airline operating as an independent carrier and as a code share partner with United Airlines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of July 31, 2008, we served 50 airports in fourteen states with a fleet of Embraer EMB-120 Brasilias and Raytheon/Beech 1900D regional airliners.

All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code-share agreements with United Airlines and Frontier Airlines at our Denver, Phoenix and Kansas City hubs. The company also operates hubs in Albuquerque, Milwaukee and St. Louis.

We were incorporated on October 25, 1979 as an Iowa corporation and became a publicly traded company on January 21, 1994. General information about us and a current route map can be found at www.flygreatlakes.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we have filed such reports with, or furnished them to, the United States Securities and Exchange Commission. Information on our website is not incorporated into, nor a part of, this Form 10-Q or our other securities filings.

Essential Air Service (“EAS”) Program Activity Subsequent to December 31, 2007

On January 7, 2008, we commenced scheduled EAS service to Vernal and Moab, UT from Denver, CO.

On March 30, 2008 we commenced scheduled EAS service to Manhattan, KS and Salina, KS from Kansas City, MO.

On May 18, 2008 we commenced scheduled EAS service to Cape Girardeau, MO from St. Louis, MO.

On June 1, 2008 we commenced scheduled EAS service to McCook, NE from Denver, CO and we commenced scheduled EAS service to Ironwood, MI and Manistee, MI from Milwaukee, WI.

Results of Operations for the Three Months Ended June 30, 2008 and 2007.

The following table sets forth certain financial information regarding our results of operations for the three months ended June 30, 2008 and 2007.

Statement of Income Data

(dollars in thousands)

	For the Three Months Ended June 30,
	2008				2007
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2007	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$18,930	22.3	¢	3.2%	$18,337	23.6	¢
Public service	8,619	10.1		64.3	5,245	6.8
Freight, charter and other	289	0.3		99.3	145	0.2

Total operating revenues	27,838	32.7		17.3	23,727	30.6

Operating expenses:
Salaries, wages, and benefits	6,149	7.2		14.1	5,387	6.9
Aircraft fuel	10,605	12.5		74.1	6,093	7.9
Aircraft maintenance, materials and repairs	3,496	4.1		(8.0)	3,800	4.9
Depreciation and amortization	1,412	1.7		0.6	1,404	1.8
Aircraft rental	208	0.2		34.2	155	0.2
Other rentals and landing fees	989	1.2		2.8	962	1.2
Other operating expense	4,311	5.1		1.6	4,245	5.5

Total operating expenses	27,170	31.9		23.2	22,046	28.4

Operating income	668	0.8		(60.3)	1,681	2.2
Interest expense, net	(574)	(0.7)		(12.8)	(658)	(0.8)

Income before income taxes	$94	0.1	¢	(90.8)%	$1,023	1.3	¢

Income tax expense	(77)	0.1			0

Net income	$17	0.0	¢	(98.3)%	$1,023	1.3	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended June 30, 2008 and 2007.

	June 30, 2008		Increase/ (decrease) from 2007	June 30, 2007
Selected Operating Data:
Available seat miles (in thousands) (1)	85,047		9.6%	77,574
Revenue passenger miles (in thousands) (2)	38,431		-4.0%	40,028
Revenue passengers carried	143,062		-2.0%	145,988
Departures flown	19,569		19.0%	16,447
Passenger load factor (3)	45.2%		-12.4%	51.6%
Average yield per revenue passenger mile (4)	49.3	¢	7.6%	45.8	¢
Revenue per available seat miles (5)	32.7	¢	6.9%	30.6	¢
Cost per available seat mile (6)	31.9	¢	12.3%	28.4	¢
Average passenger fare (7)	$132.32		5.3%	$125.61
Average passenger trip length (miles) (8)	269		-1.8%	274
Average cost per gallon of fuel	$4.21		50.9%	$2.79

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Second Quarter 2008 to Second Quarter 2007

Passenger Revenues. Passenger revenues were $18.9 million in the second quarter of 2008, an increase of 3.2% from $18.3 million in the second quarter of 2007. The $0.6 million increase in passenger revenues is primarily attributable to a 7.6% increase in average yield during the second quarter, which was partially offset by a 4.0% reduction in revenue passenger miles during the second quarter of 2008. Our available seat mile (ASM) capacity for the second quarter of 2008 increased 9.6% from the ASM capacity for the second quarter of 2007 as a result of an increase in the number of our regularly scheduled flights.

Public Service Revenues. Public service revenues collected through the Essential Air Service (“EAS”) Program increased 64.3% to $8.6 million during the second quarter of 2008, as compared to $5.2 million during the second quarter of 2007. The increase in public service revenue was due primarily to a net increase of ten communities we served under the EAS Program.

Other Revenues. Other revenues were $0.3 million during the second quarter of 2008, an increase of $0.1 million from the second quarter of 2007. The 99.3% increase was mainly due to increases in contract ground handling of another carrier.

Operating Expenses. Total operating expenses were $27.2 million, or 31.9 cents per ASM, in the second quarter of 2008, as compared to $22.0 million, or 28.4 cents per ASM, in the second quarter of 2007.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $6.1 million in the second quarter of 2008, an increase of 14.1% from $5.4 million in the second quarter of 2007. The increase in salaries, wages, and benefits is mostly attributable to an 11.1% increase in the number of pilots and a 12.3% increase in the number of support employees resulting from increased operations, along with pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $10.6 million, or 12.5 cents per ASM, in the second quarter of 2008. In comparison, our aircraft fuel and into-plane expense for the second quarter of 2007 was $6.1 million, or 7.9 cents per ASM. The 74.1% increase in our aircraft fuel expense is attributable to a 12.4% increase in consumption as the result of a 9.6% increase in our available seat miles, along with a 50.9% increase in the average cost of fuel per gallon.

The average cost of fuel increased from $2.79 per gallon in the second quarter of 2007 to $4.21 per gallon in the second quarter of 2008. The effect of the $1.42 increase in cost per gallon was an increase in total cost of $3.2 million in 2008. At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $105,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $3.5 million during the second quarter of 2008, which was an 8.0% decrease from $3.8 million during the second quarter of 2007. The decrease is primarily attributable to the decrease of EMB 120 engine overhauls, which was offset by the increase in flight hours used in the Term Cost PlanTM Agreement (the FMP contract).

Depreciation and amortization. Depreciation and amortization expense was $1.4 million during the second quarter of 2008, which was at the same level as the second quarter of 2007.

Aircraft Rental. Aircraft lease expense was $0.2 million during the second quarter of 2008, which was a 34.2% increase from second quarter of 2007. The increase was primarily attributable to the addition of two short term 1900D aircraft leases from another carrier.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.0 million during the second quarter of 2008, which was a 2.8% increase from $1.0 million during the second quarter of 2007. The increase is mostly attributable to the 19.0% increase in departures flown and additional cities served.

Other Operating Expenses. Other operating expenses were $4.3 million, or 5.1 cents per ASM, during the second quarter of 2008, an increase in amount of 1.6% from $4.2 million, but a decrease in cents per ASM from 5.5 cents during the second quarter of 2007. The increase in other operating expenses is generally due to an increase of approximately $175,000 for passenger booking fees and $22,000 for other expenses resulting from increased operations. These increases were offset by reductions of approximately $43,000 for pilot training and related expenses, $47,000 for insurance, and $41,000 for deicing.

Interest Expense. Interest expense was $0.6 million during the second quarter of 2008, which is a $0.1 million decrease from $0.7 million for the second quarter of 2007. The decrease was mostly the result of interest on lower principal balances, which was partially offset by a reduction in the SFAS No. 15 credits in interest expense related to the restructured Raytheon debt.

Income Tax Expense. For the three months ended June 30, 2008 and 2007 we recorded an income tax expense of $76,563 and $0, respectively. Our estimated annual effective income tax rate is 48.17% for the twelve months ending December 31, 2008 and 0% for the three months ended June 30, 2007. The increase in the effective tax rate and income tax expense for the three months ended June 30, 2008, as compared with the three months ended June 30, 2007, relates to the release of substantially all but $500,000 of our valuation allowance in the fourth quarter of 2007. In the fourth quarter of 2007, we determined that it is more likely than not that we will be able to utilize most of our net operating loss carryforwards prior to their expiration and other deferred tax assets as they reverse.

Results of Operations for the Six Months Ended June 30, 2008 and 2007.

The following table sets forth certain financial information regarding the Company’s results of operations for the six months ended June 30, 2008 and 2007.

Statement of Operations Data

(dollars in thousands)

	For the Six Months Ended June 30,
	2008				2007
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2007	Amount (in thousands)	Cents per ASM
Operating revenues
Passenger	$37,415	22.3	¢	10.6%	$33,816	22.4	¢
Public service	15,820	9.4		50.1	10,543	7.0
Other	543	0.3		42.9	380	0.3

Total operating revenues	53,778	32.0		20.2	44,739	29.7

Salaries, wages, and benefits	12,246	7.3		13.1	10,831	7.2
Aircraft fuel	18,597	11.1		71.0	10,876	7.2
Aircraft maintenance materials and component repairs	6,747	4.0		(3.5)	6,993	4.6
Depreciation and amortization	2,836	1.7		0.9	2,810	1.9
Aircraft rental	363	0.2		17.1	310	0.2
Other rentals and landing fees	2,331	1.4		9.5	2,129	1.4
Other operating expense	9,050	5.4		8.8	8,317	5.5

Total operating expenses	52,170	31.1		23.4	42,266	28.0

Operating income	1,608	1.0		(35.0)	2,473	1.6
Interest expense, net	(1,169)	(0.7)		(6.7)	(1,253)	(0.1)

Income before income taxes	$439	0.3	¢	(64.0)%	$1,220	0.8	¢

Income tax expense	(212)	(0.1)			0

Net income	$227	0.1	¢	(81.4)%	$1,220	0.8	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company’s operations for the six months ended June 30, 2008 and 2007.

	June 30, 2008		Increase/ (decrease) from 2007	June 30, 2007
Selected Operating Data:
Available seat miles (in thousands) (1)	167,988		11.4%	150,827
Revenue passenger miles (in thousands) (2)	76,508		3.9%	73,609
Revenue passengers carried	284,200		4.9%	270,968
Departures flown	38,042		17.6%	32,361
Passenger load factor (3)	45.5%		-6.8%	48.8%
Average yield per revenue passenger mile (4)	48.9	¢	6.5%	45.9	¢
Revenue per available seat miles (5)	32.0	¢	7.7%	29.7	¢
Cost per available seat mile (6)	31.1	¢	11.1%	28.0	¢
Average passenger fare (7)	$131.65		5.5%	$124.80
Average passenger trip length (miles) (8)	269		-1.1%	272
Average cost per gallon of fuel	$3.76		48.0%	$2.54

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(5)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Six Months 2008 to First Six Months 2007

Passenger Revenues. Passenger revenues were $37.4 million in the first six months of 2008, an increase of 10.6% from $33.8 million in the first six months of 2007. The $3.6 million increase in passenger revenues is primarily attributable to a 6.5% increase in average yield and an increase in revenue passenger miles during the first six months of 2008. Our available seat mile (ASM) capacity for the first six months of 2008 increased 11.4% from the ASM capacity for the first six months of 2007 as a result of an increase in the number of our regularly scheduled flights.

Public Service Revenues. At June 30, 2008, we served 34 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Public service revenues collected through the Essential Air Service Program increased 50.1% to $15.8 million during the first six months of 2008, as compared to $10.5 million during the first six months of 2007. The increase in public service revenue was due primarily to a net increase of ten communities we served under the EAS Program.

Other Revenues. Other revenues were $0.5 million during the first six months of 2008, an increase of 42.9% from the first six months of 2007. The 42.9% increase was mainly due increases in contract ground handling of another carrier and cargo income.

Operating Expenses. Total operating expenses were $52.2 million, or 31.1 cents per ASM, in the first six months of 2008, as compared to $42.3 million, or 28.0 cents per ASM, in the first six months of 2007.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $12.2 million in the first six months of 2008, an increase of 13.1% from $10.8 million in the first six months of 2007. The increase in salaries, wages, and benefits is mostly attributable to a 9.2% increase in the number of pilots and an 11.6% increase in the number of support employees resulting from increased operations, along with pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $18.6 million, or 11.1 cents per ASM, in the first six months of 2008, an increase of $7.7 million. In comparison, our aircraft fuel and into-plane expense for the first six months of 2007 was $10.9 million, or 7.2 cents per ASM. The average cost of fuel increased from $2.54 per gallon in the first six months of 2007 to $3.76 per gallon in the six months of 2008. The effect of the $1.22 increase in cost per gallon was an increase in total cost of $5.3 million in 2008. The 71.0% increase in our aircraft fuel expense is attributable to a 14.5% increase in consumption as the result of an 11.4% increase in our available seat miles, along with a 48.0% increase in the average cost of fuel per gallon.

At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $105,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $6.7 million during the first six months of 2008, which was an 3.5% decrease from $7.0 million during the first six months of 2007. The decrease is primarily attributable to the decrease of EMB 120 engine overhauls which was offset by the increase in flight hours used in the Term Cost PlanTM Agreement (the FMP contract) and overhauled engines which are not covered under the FMP contract.

Depreciation and amortization. Depreciation and amortization expense was $2.8 million during the first six months of 2008, which was at the same level as the first six months of 2007.

Aircraft Rental. Aircraft lease expense was $0.4 million during the first six months of 2008, an increase of 17.1% from $0.3 million in the first six months of 2007. The increase was primarily attributable to the addition of two short term 1900D aircraft leases from another carrier.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $2.3 million during the first six months of 2008, which was a 9.5% increase from $2.1 million during the first six months of 2007. The increase in other rentals and landing fees expenses for the first six months of 2008 occurred primarily because the increase in markets served, which was offset by our receiving an additional $0.2 million of the annual rate adjustments during the first six months at Denver International Airport.

Other Operating Expenses. Other operating expenses were $9.0 million, or 5.4 cents per ASM, during the first six months of 2008, an increase of 8.8% from $8.3 million, but a decrease in cents per ASM from 5.5 cents, during the first six months of 2007. The increase in other operating expenses is primarily due to an increase of approximately $327,000 for passenger booking fees, $218,000 in pilot training and associated lodging expenses, $142,000 for legal and professional fees and $203,000 for other operating expenses resulting from increased operations. These increases were offset by a $157,000 decrease in deicing expenses.

Interest Expense. Interest expense was $1.2 million during the first six months of 2008, a decrease of 6.7% from $1.3 million during the first six months of 2007. The decrease was mostly the result of interest on lower principal balances which was partially offset by a reduction in the SFAS No. 15 credits in interest expense related to the restructured Raytheon debt.

Income Tax Expense. For the six months ended June 30, 2008 and 2007 we recorded an income tax expense of $211,544 and $0, respectively. Our estimated annual effective income tax rate is 48.17% for the twelve months ending December 31, 2008 and 0% for the six months ended June 30, 2007. The increase in the effective tax rate and income tax expense for the six months ended June 30, 2008, as compared with the six months ended June 30, 2007, relates to the release of substantially all but $500,000 of our valuation allowance in the fourth quarter of 2007. In the fourth quarter of 2007, we determined that it is more likely than not that we will be able to utilize most of our net operating loss carryforwards prior to their expiration and other deferred tax assets as they reverse.

Liquidity and Capital Resources

Debt and Lease Payment Obligations. The following table summarizes our major debt and lease payment obligations for periods beginning as of July 1 and ending as of June 30 for each of the designated time periods:

	2009	2010-2011	2012-2013	After 2013	Total
Long-term debt	$5,705,666	$45,565,562	$3,305,544	$4,431,739	$59,008,511
SFAS 15 amounts	1,598,324	2,687,125	—	—	4,285,449

Total debt	7,303,990	48,252,687	3,305,544	4,431,739	63,293,960
Aircraft lease obligations	600,000	1,200,000	1,050,000	—	2,850,000

Total Obligations	$7,903,990	$49,452,687	$4,355,544	$4,431,739	$66,143,960

Sources and Uses of Cash. As of June 30, 2008, our cash balance was $3.9 million, a $0.1 million decrease from the cash balance of $4.0 million as of December 31, 2007. We made payments of debt principal of $3.0 million during the first six months of 2008. At June 30, 2008, we were current on payments due to our lenders and lessors.

Cash Provided by Operating Activities. During the first six months of 2008, we had positive cash flow from operating activities in the amount of $3.6 million compared to $2.4 million during the first six months of 2007. The increase in year-over-year cash flow from operating activities was primarily attributable to a $1.3 million decrease in fuel inventory. During the first six months of 2008 we generated $0.2 million of net income compared to $1.2 million in the first six months of 2007, which was primarily attributable to increased fuel expense in 2008. We recorded non-cash depreciation and amortization of $2.8 million in the first six months of 2008 and 2007.

Cash Flows from Investing Activities. During the first six months of 2008, we invested $0.8 million in replacement aircraft rotable components and other property and equipment, compared to $0.5 million, primarily to replace aircraft rotable components, during the first six months of 2007.

Cash Flows from Financing Activities. During the first six months of 2008, we utilized $3.0 million of cash to reduce our outstanding notes payable and long-term debt balances and generated $0.1 million from the sale of our common stock, compared to $2.5 million to reduce our outstanding notes payable and long-term debt balances during the first six months of 2007.

As of June 30, 2008, we had positive working capital of $2.9 million, as compared to positive working capital of $3.8 million as of December 31, 2007. The decrease in working capital since year-end was primarily attributable to the decrease in fuel inventory.

At June 30, 2008, total assets were in excess of total liabilities by $16.6 million. The accounting treatment under SFAS No. 15 for recording of gains from the restructuring of debt obligations at December 31, 2002 required that $22.3 million of such gain be deferred and amortized over the term of the restructured debt obligations thus extending the period over which this amount will be amortized. This has the effect of increasing net income and Stockholders’ Equity. At June 30, 2008, the remaining unamortized amount of deferred gain was $4.3 million, which will be amortized as a reduction of interest expense during the years 2007 through 2011.

We believe, absent unusual circumstances, our available cash resources and cash generated from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire period, since the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by increased travel on our pro-rate routes, historically occurring during the summer months, and unfavorably affected by decreased travel during the months of November through February and by inclement weather which occasionally results in cancelled flights during the winter months.

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel. As of June 30, 2008, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. Our earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 35.6% of our operating expenses in the first six months of 2008. A one cent change in the average cost of aircraft fuel would impact our aircraft fuel expense by approximately $105,000 annually, based upon fuel consumption in the first six months of 2008.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. As of June 30, 2008 all of our debt obligations are at fixed interest rates and we have no interest rate risk exposure.

Due to the amortization of the SFAS No. 15 amounts on our restructured debt obligations to Raytheon, our recorded interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During the first six months of 2008, our contractual interest expense for all long-term debt obligations was $2.1 million. In accordance with procedures set forth in SFAS No. 15, we amortized $0.9 million of the SFAS No. 15 balances. As a result, our net interest expense on long-term debt obligations, as reflected on the financial statements, was $1.2 million, net of interest income of $68,000 for the six months ended June 30, 2008.

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

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There were no new legal proceedings initiated by or against us during the period covered by this Quarterly Report on Form 10-Q.

During the period covered by this Quarterly Report on Form 10-Q, there were no material developments in any legal proceedings previously reported.

Item 5.	OTHER INFORMATION.

The terms of the Amended and Restated Restructuring Agreement dated as of March 9, 2007 by and between us and Raytheon Aircraft Credit Corporation (“RACC”), as amended by a First Amendment to Amended and Restated Restructuring Agreement dated March 23, 2007, a Second Amendment to Amended and Restated Restructuring Agreement dated June 30, 2007, and a Third Amendment to Amended and Restated Restructuring Agreement dated July 30, 2007, contains a requirement that we file a registration statement by not later than April 30, 2008 to register shares of the Company owned by RACC. As previously disclosed, this deadline was extended to July 31, 2008 by written notification from counsel to RACC on April 24, 2008. On July 31, 2008, we received written notification from counsel to RACC that RACC had agreed to extend the deadline to file the registration statement to October 31, 2008. If we could not meet this requirement, we would be in default.

Item 6.	EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: August 12, 2008	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

3.3	Amendment to Amended and Restated Articles of Incorporation. (3)

4.1	Specimen Common Stock Certificate. (1)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer. Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer. Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. (File No. 0-23224)
(3)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed May 21, 1999. (File No. 0-23224)