Form 10-Q
period 2008-09-30
GREAT LAKES AVIATION LTD
filed 2008-11-12
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, 14,291,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

i

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash	$3,381,144	$4,044,745
Accounts receivable	9,086,740	6,687,604
Inventories	4,058,936	5,116,995
Prepaid expenses and other current assets	438,278	1,226,420
Current deferred tax assets	2,758,500	2,563,438

Total current assets	19,723,598	19,639,202

Property and equipment:
Flight equipment	112,058,236	110,844,388
Other property and equipment	8,648,283	8,492,958
Less accumulated depreciation and amortization	(59,171,166)	(55,221,679)

Total property and equipment	61,535,353	64,115,667

Other assets	1,423,799	1,106,662
Long-term deferred tax assets	6,634,730	8,119,012

Total assets	$89,317,480	$92,980,543

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$7,341,903	$7,680,128
Accounts payable	4,522,313	3,446,860
Accrued interest, unearned revenue and other liabilities	5,827,683	4,736,861

Total current liabilities	17,691,899	15,863,849

Long-term debt, net of current maturities	54,101,867	59,521,663
Other long-term liabilities	851,969	1,113,324
Deferred credits	140,819	175,947

Total liabilities	72,786,554	76,674,783

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares No shares issued and outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares Issued and outstanding: 14,291,970 at September 30, 2008 and 14,091,970 at December 31, 2007	142,920	140,920
Paid-in capital	33,568,669	33,490,669
Accumulated deficit	(17,180,663)	(17,325,829)

Total stockholders’ equity	16,530,926	16,305,760

Commitments and contingencies
Total liabilities and stockholders’ equity	$89,317,480	$92,980,543

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues:
Passenger	$20,541,032	$20,575,054	$57,955,992	$54,390,905
Public service	10,409,281	5,905,023	26,229,443	16,448,147
Freight, charter, and other	341,608	193,378	884,631	573,642

Total operating revenues	31,291,921	26,673,455	85,070,066	71,412,694

Operating expenses:
Salaries, wages, and benefits	6,990,458	5,901,828	19,236,942	16,732,452
Aircraft fuel	11,961,704	6,623,915	30,558,636	17,499,434
Aircraft maintenance, materials, and repairs	3,417,429	3,757,406	10,164,937	10,750,677
Depreciation and amortization	1,371,170	1,407,208	4,206,917	4,217,184
Aircraft rental	258,921	155,025	621,821	465,075
Other rentals and landing fees	1,414,607	821,009	3,745,295	2,950,142
Other operating expenses	4,417,108	3,673,709	13,467,253	11,990,680

Total operating expenses	29,831,397	22,340,100	82,001,801	64,605,644

Operating income	1,460,524	4,333,355	3,068,265	6,807,050
Other expense:
Interest expense, net	(590,526)	(469,913)	(1,759,133)	(1,723,242)
Gain on extinguishment of debt	—	412,086	—	412,086

Income before income taxes	869,998	4,275,528	1,309,132	5,495,894

Income tax expense	(952,422)	(100,000)	(1,163,966)	(100,000)
Net income (loss)	$(82,424)	$4,175,528	$145,166	$5,395,894

Net income (loss) per share:
Basic	$(0.01)	$0.30	$0.01	$0.38
Diluted	$(0.01)	$0.29	$0.01	$0.37
Weighted average shares outstanding:
Basic	14,291,970	14,078,818	14,218,977	14,074,278
Diluted	14,291,970	14,443,184	14,434,631	14,444,526

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,166	$5,395,894
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	4,206,917	4,217,184
Non-cash SFAS No. 15 interest	(1,283,347)	(1,439,193)
Loss on items beyond economic repair	86,574	128,394
Gain on extinguishment of debt	—	(412,086)
Deferred taxes	1,289,220	—
Change in current operating items:
Increase in accounts receivable	(2,399,136)	(1,406,839)
Decrease (Increase) in inventories	1,058,059	(940,203)
Decrease in prepaid expenses and other current assets	788,142	1,102,247
Increase in other assets	(317,137)	(57,141)
Increase (Decrease) in accounts payable	1,075,453	(529,085)
Increase in accrued interest, unearned revenue and other liabilities	1,090,822	1,069,197
Decrease in other long-term liabilities	(261,355)	(92,343)
Decrease in deferred credits	(35,128)	(35,128)

Net cash provided by operating activities	5,444,250	7,000,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,713,177)	(763,306)

Net cash used in investing activities	(1,713,177)	(763,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(4,474,674)	(4,359,945)
Proceeds from the sale of common stock	80,000	14,100

Net cash used in financing activities	(4,394,674)	(4,345,845)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(663,601)	1,891,747

Cash and cash equivalents:
Beginning of period	4,044,745	2,664,057

End of period	$3,381,144	$4,555,804

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$3,117,646	$3,889,795

See accompanying notes to the financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

September 30, 2008

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2007.

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

Recent Accounting Pronouncements:

In May 2008 the FASB issued FASB Statement No. 162 (Statement 162), Hierarchy of Generally Accepted Accounting Principles. Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements and is effective November 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations, as this new standard codifies, rather than changes, existing generally accepted accounting principles.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of SFAS No. 157 had no effect on the Company’s financial statements.

NOTE 2. Stock Based Compensation

For the nine month periods ended September 30, 2008 and 2007, there were no options granted. The Great Lakes Aviation, Ltd. 1993 Incentive Stock Option Plan and the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan both expired in 2003 and, therefore, no new options may be granted under either of these stock option plans. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record such deductions to additional paid in capital when realized. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2008 and 2007 was $467,624 and $1,029,290 respectively. There was no unrecognized compensation cost from unvested stock options upon the adoption of SFAS 123(R) on January 1, 2007.

Note 3. Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$(82,424)	$4,175,528	$145,166	$5,395,894
Denominator:
Weighted average shares outstanding, basic	14,291,970	14,078,818	14,218,977	14,074,278
Dilutive effect of employee stock options	—	364,326	215,654	370,248

Weighted average shares outstanding, diluted	14,291,970	14,443,144	14,434,631	14,444,526

Net income per share, basic	$(0.01)	$0.30	$0.01	$0.38
Net income per share, diluted	$(0.01)	$0.29	$0.01	$0.37

For the three months ended September 30, 2008, outstanding options of 250,000 were excluded in the calculation of diluted weighted shares outstanding as the effect on earnings (loss) per share would have been anti-dilutive. For the three months ended September 30, 2007, no outstanding options were excluded in the calculation of net income per diluted common share.

For the nine months ended September 30, 2008, outstanding options of 20,000 were excluded in the calculation of net income per diluted common share as the exercise price of such options were higher than average market price of common stock for the period. For the nine months ended September 30, 2007, 120,000 options were excluded in the calculation of net income per diluted common share.

NOTE 4. Accrued interest, unearned revenue and other liabilities

Accrued liabilities consisted of the following balances at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Accrued expenses	$177,412	$367,394
Unearned revenue	3,735,473	2,763,451
Accrued property taxes	185,036	54,517
Accrued payroll	1,729,762	1,551,499

Total accrued interest, unearned revenue and other liabilities	$5,827,683	$4,736,861

At September 30, 2008, unearned revenue increased due to increased bookings for future travel resulting from seasonality and additional markets served.

NOTE 5. Notes Payable and Long-Term Debt

The following table sets forth, as of September 30, 2008 and December 31, 2007, the amounts of the Company's long-term debt with Raytheon Aircraft Credit Corporation (Raytheon), the amounts of current maturities of long-term debt and the additional amounts of current and long-term debt recorded by the Company pursuant to SFAS No. 15:

	September 30, 2008	December 31, 2007
Long-Term Debt:
Raytheon—Beechcraft 1900D Notes	$46,210,125	$49,471,144
Raytheon—Senior Note	11,369,211	12,021,983
Raytheon—Engine Note	—	560,882
Raytheon carrying value under SFAS No. 15 Beechcraft 1900D Notes	3,864,434	5,147,782

Total long-term debt	61,443,770	67,201,791

Less current maturities of long-term debt:
Raytheon—Beechcraft 1900D Notes	(4,631,884)	(4,391,466)
Raytheon—Senior Note	(1,152,772)	(1,152,772)
Raytheon—Engine Note	—	(450,000)
Raytheon Current portion of SFAS No.15 Beechcraft 1900D Notes	(1,557,247)	(1,685,890)

Total current portion	(7,341,903)	(7,680,128)

Total long-term portion	$54,101,867	$59,521,663

As of September 30, 2008, the Raytheon debt consisted of 25 Aircraft Notes secured by Beechcraft model 1900D aircraft (the “Aircraft Notes”) and a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and all the assets of the Company (the “Senior Note”) (collectively, the “Raytheon Notes.”). Each of the Aircraft Notes bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears starting on March 30, 2007. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1.3 million will be due for each aircraft. The Senior Note bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the last day of each month, which commenced on March 30, 2007. The Senior Note provides for quarterly payments of principal on June 30, September 30, and December 30 of each year until the note matures on December 30, 2015.

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

During the first nine months of 2008, the Company made principal payments in the aggregate amount of $4.5 million against the Company's outstanding debt balances. The Company also reduced the additional carrying value under SFAS No. 15 by $1.3 million due to the amortization of the additional carrying value, which was $3.9 million and $5.1 million as of September 30, 2008 and December 31, 2007, respectively.

NOTE 6. Related Parties

As of September 30, 2008, Douglas G. Voss, the Company’s Chairman and major shareholder, was the beneficial owner of 5,581,000 shares of the Company’s common stock, representing 39.1% of the outstanding common stock of the Company. Accordingly, Mr. Voss is in a position to control the management and affairs of the Company.

On April 10, 2008, Mr. Voss exercised an option to purchase 200,000 shares of Common Stock at a price of $0.40 per share and subsequently transferred the shares acquired in connection with such exercise to Iowa Great Lakes Flyers, Inc. on April 28, 2008. Therefore, as of September 30, 2008, the number of outstanding shares of Common Stock was 14,291,970.

NOTE 7. Income Taxes

The Company’s estimated annual effective income tax rate is 40.21% for 2008. In the fourth quarter of 2007, we determined that it was more likely than not that we would be able to utilize most of our net operating loss carryforwards prior to their expiration and other deferred tax assets as they reverse, and released substantially all but $500,000 of our valuation allowance. As a result of completing our provision to return reconciliation during the third quarter, we recorded adjustments to the beginning of the period state net operating loss carryforwards totaling $328,276, and recorded adjustments for differences between our estimated tax provision for 2007 and the actual filed 2007 tax returns totaling $309,274.

NOTE 8. Subsequent Event

The terms of the Amended and Restated Restructuring Agreement dated as of March 9, 2007 by and between Great Lakes Aviation, Ltd. (the “Company”) and Raytheon Aircraft Credit Corporation (“RACC”), as amended, contains a covenant that the Company file a registration statement by not later than April 30, 2008 to register shares of the Company owned by RACC. As previously disclosed, this deadline was extended to October 31, 2008 by written notification from counsel to RACC on July 31, 2008. On August 21, 2008, the Company received written notification from counsel to RACC that RACC had agreed to extend the deadline to file the registration statement to May 15, 2009.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Great Lakes Aviation, Ltd. is a regional airline operating as an independent carrier and as a code share partner with United Airlines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of October 31, 2008, we served 59 airports in seventeen states with a fleet of Embraer EMB-120 Brasilias and Raytheon/Beech 1900D regional airliners.

All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code-share agreements with United Airlines and Frontier Airlines at our Albuquerque, Denver, Kansas City, Ontario, CA and Phoenix hubs. The company also operates hubs in Milwaukee and St. Louis.

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

On September 8, 2008 we commenced service to Lewistown, MT, Sidney, MT and Ely, NV from Denver, CO, Merced, CA, Visalia, CA and Prescott, AZ from Ontario, CA, and Joplin, MO from Kansas City, MO.

On October 25, 2008 we commenced service to Miles City, MT from Denver, CO.

Results of Operations for the Three Months Ended September 30, 2008 and 2007.

The following table sets forth certain financial information regarding our results of operations for the three months ended September 30, 2008 and 2007.

Statement of Operations Data

(dollars in thousands)

	For the Three Months Ended September 30,
	2008				2007
	Amount (in thousands)	Cents per ASM		% Increase (Decrease) from 2007	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$20,541	21.2	¢	(0.2)%	$20,575	24.2	¢
Public service	10,409	10.7		76.3	5,905	7.0
Freight, charter and other	342	0.4		77.2	193	0.2

Total operating revenues	31,292	32.3		17.3	26,673	31.4

Operating expenses:
Salaries, wages, and benefits	6,990	7.2		18.4	5,902	7.0
Aircraft fuel	11,962	12.3		80.6	6,624	7.8
Aircraft maintenance, materials and repairs	3,417	3.5		(9.0)	3,757	4.4
Depreciation and amortization	1,371	1.4		(2.6)	1,407	1.7
Aircraft rental	259	0.3		67.1	155	0.2
Other rentals and landing fees	1,415	1.5		72.4	821	1.0
Other operating expense	4,417	4.6		20.2	3,674	4.3

Total operating expenses	29,831	30.8		33.5	22,340	26.3

Operating income	1,461	1.5		(66.3)	4,333	5.1
Interest expense, net	(591)	0.6		25.7	(470)	(0.6)
Gain on extinguishment of debt	—				412	0.5

Income before income taxes	$870	0.9	¢	(79.6)%	$4,275	4.9	¢

Income tax expense	(952)				(100)

Net income (loss)	$(82)	0.0	¢	(102.0)%	$4,175	4.9	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended September 30, 2008 and 2007.

	September 30, 2008		Increase/ (Decrease) from 2007	September 30, 2007
Selected Operating Data:
Available seat miles (in thousands) (1)	96,967		14.2%	84,909
Revenue passenger miles (in thousands) (2)	40,583		-6.8%	43,530
Revenue passengers carried	151,499		-5.2%	159,736
Departures flown	22,395		25.6%	17,835
Passenger load factor (3)	41.9%		-18.3%	51.3%
Average yield per revenue passenger mile (4)	50.6	¢	7.0%	47.3	¢
Revenue per available seat miles (5)	32.3	¢	2.9%	31.4	¢
Cost per available seat mile (6)	30.8	¢	17.1%	26.3	¢
Average passenger fare (7)	$135.59		5.3%	$128.80
Average passenger trip length (miles) (8)	268		-1.8%	273
Average cost per gallon of fuel	$4.15		47.7%	$2.81

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Third Quarter 2008 to Third Quarter 2007

Passenger Revenues. Passenger revenues were $20.5 million in the third quarter of 2008, a decrease of .2% from $20.6 million in the third quarter of 2007. The $0.1 million decrease in passenger revenues is primarily attributable to an 18.3% decrease in passenger load factor during the third quarter, which was partially offset by a 7.0% increase in average yield per revenue passenger mile. Our available seat mile (ASM) capacity for the third quarter of 2008 increased 14.2% from the ASM capacity for the third quarter of 2007 as a result of an increase in the number of our regularly scheduled flights.

Public Service Revenues. Public service revenues collected through the Essential Air Service (“EAS”) Program increased 76.3% to $10.4 million during the third quarter of 2008, as compared to $5.9 million during the third quarter of 2007. The increase in public service revenue was due primarily to a net increase of 17 communities we served under the EAS Program along with rate increases.

Other Revenues. Other revenues were $0.3 million during the third quarter of 2008, an increase of $0.1 million from the third quarter of 2007. The 77.2% increase was mainly due to increases in contract ground handling of another carrier.

Operating Expenses. Total operating expenses were $29.8 million, or 30.8 cents per ASM, in the third quarter of 2008, as compared to $22.3 million, or 26.3 cents per ASM, in the third quarter of 2007.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $7.0 million in the third quarter of 2008, an increase of 18.4% from $5.9 million in the third quarter of 2007. The increase in salaries, wages, and benefits is mostly attributable to an 8.3% increase in the number of pilots and an 18.7% increase in the number of support employees resulting from increased operations, along with pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $12.0 million, or 12.3 cents per ASM, in the third quarter of 2008. In comparison, our aircraft fuel and into-plane expense for the third quarter of 2007 was $6.6 million, or 7.8 cents per ASM. The 80.6% increase in our aircraft fuel expense is attributable to a 20.2% increase in consumption as the result of a 14.2% increase in our available seat miles and training, along with a 47.7% increase in the average cost of fuel per gallon.

The average cost of fuel increased from $2.81 per gallon in the third quarter of 2007 to $4.15 per gallon in the third quarter of 2008. The effect of the $1.34 increase in cost per gallon was an increase in total cost of $3.3 million in the third quarter of 2008. At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $106,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $3.4 million during the third quarter of 2008, which was a 9.0% decrease from $3.8 million during the third quarter of 2007. The decrease is primarily attributable to the decrease of EMB 120 engine overhauls and timing of landing gear overhauls, which was offset by the increase in flight hours used in the Term Cost PlanTM Agreement (the FMP contract).

Depreciation and amortization. Depreciation and amortization expense was $1.4 million during the third quarter of 2008, which was at the same level as the third quarter of 2007.

Aircraft Rental. Aircraft lease expense was $0.3 million during the third quarter of 2008, which was a 67.1% increase from third quarter of 2007. The increase was primarily attributable to the addition of two short term 1900D aircraft leases from another carrier.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.4 million during the third quarter of 2008, which was a 72.4% increase from $0.8 million during the third quarter of 2007. The increase is mostly attributable to the 25.6% increase in departures flown and additional cities served.

Other Operating Expenses. Other operating expenses were $4.4 million, or 4.6 cents per ASM, during the third quarter of 2008, an increase in amount of 20.2% from $3.7 million, an increase in cents per ASM from 4.3 cents during the third quarter of 2007. The increase in other operating expenses is generally due to an increase of approximately $296,000 for pilot training and related expenses, $148,000 for contract airline handling, $145,000 for passenger booking fees and $213,000 for other expenses resulting from increased operations. These increases were offset by reductions of approximately $58,000 for deicing.

Interest Expense. Interest expense was $0.6 million during the third quarter of 2008, which is a $0.1 million increase from $0.5 million for the third quarter of 2007. Interest expense increased for the third quarter of 2008 from the third quarter of 2007 due to an interest credit adjustment for Denver International Airport taken in the third quarter of 2007 which did not exist in 2008 of $0.2 million which was partially offset by the effect of lower interest on lower debt balances of $0.1 million.

Income Tax Expense. For the three months ended September 30, 2008 and 2007 we recorded income tax expense of $952,422 and $100,000, respectively. Our estimated annual effective income tax rate is 40.21% for the three months ending September 30, 2008 and 0% for the three months ended September 30, 2007. In the fourth quarter of 2007, we determined that it was more likely than not that we would be able to utilize most of our net operating loss carryforwards prior to their expiration and other deferred tax assets as they reverse, and released substantially all but $500,000 of our valuation allowance. As a result of completing our provision to return reconciliation during the third quarter, we recorded adjustments to the beginning of the period state net operating loss carryforwards totaling $328,276, and recorded adjustments for differences between our estimated tax provision for 2007 and the actual filed 2007 tax returns totaling $309,274.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007.

The following table sets forth certain financial information regarding the Company's results of operations for the nine months ended September 30, 2008 and 2007.

Statement of Income Data

(dollars in thousands)

	For the Nine Months Ended September 30,
	2008				2007
	Amount (in thousands)	Cents per ASM		% Increase (Decrease) from 2007	Amount (in thousands)	Cents per ASM
Operating revenues
Passenger	$57,956	21.9	¢	6.6%	$54,391	23.1	¢
Public service	26,229	9.9		59.5	16,448	7.0
Other	885	0.3		54.2	574	0.2

Total operating revenues	85,070	32.1		19.1	71,413	30.3

Salaries, wages, and benefits	19,237	7.3		15.0	16,733	7.1
Aircraft fuel	30,559	11.5		74.6	17,499	7.4
Aircraft maintenance materials and component repairs	10,165	3.8		(5.5)	10,751	4.6
Depreciation and amortization	4,207	1.6		(0.2)	4,217	1.8
Aircraft rental	622	0.2		33.8	465	0.2
Other rentals and landing fees	3,745	1.4		26.9	2,950	1.3
Other operating expense	13,467	5.1		12.3	11,991	5.1

Total operating expenses	82,002	30.9		26.9	64,606	27.4

Operating income	3,068	1.2		(54.9)	6,807	2.9
Interest expense, net	(1,759)	(0.7)		2.1	(1,723)	(0.7)
Gain on extinguishment of debt	—				412	0.2

Income before income taxes	$1,309	0.5	¢	(76.2)%	$5,496	2.3	¢

Income tax expense	(1,164)				(100)

Net income	$145	0.0	¢	(97.3)%	$5,396	2.3	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding the Company's operations for the nine months ended September 30, 2008 and 2007.

	September 30, 2008		Increase/ (Decrease) from 2007	September 30, 2007
Selected Operating Data:
Available seat miles (in thousands) (1)	264,955		12.4%	235,736
Revenue passenger miles (in thousands) (2)	117,092		0.0%	117,139
Revenue passengers carried	435,699		1.2%	430,704
Departures flown	60,437		20.4%	50,196
Passenger load factor (3)	44.2%		-11.1%	49.7%
Average yield per revenue passenger mile (4)	49.5	¢	6.7%	46.4	¢
Revenue per available seat miles (5)	32.1	¢	5.9%	30.3	¢
Cost per available seat mile (6)	30.9	¢	12.8%	27.4	¢
Average passenger fare (7)	$133.02		5.3%	$126.28
Average passenger trip length (miles) (8)	269		-1.1%	272
Average cost per gallon of fuel	$3.89		48.5%	$2.62

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Nine Months 2008 to First Nine Months 2007

Passenger Revenues. Passenger revenues were $58.0 million in the first nine months of 2008, an increase of 6.6% from $54.4 million in the first nine months of 2007. The $3.6 million increase in passenger revenues is primarily attributable to a 6.7% increase in average yield per revenue passenger mile and an increase in revenue passenger miles during the first nine months of 2008. Our available seat mile (ASM) capacity for the first nine months of 2008 increased 12.4% from the ASM capacity for the first nine months of 2007 as a result of an increase in the number of our regularly scheduled flights.

Public Service Revenues. At September 30, 2008, we served 41 communities on a subsidized basis under the U.S. Department of Transportation Essential Air Service Program. Public service revenues collected through the Essential Air Service Program increased 59.5% to $26.2 million during the first nine months of 2008, compared to $16.4 million during the first nine months of 2007. The increase in public service revenue was due primarily to a net increase of 17 communities we served under the EAS Program.

Other Revenues. Other revenues were $0.9 million during the first nine months of 2008, an increase of 54.2% from the first nine months of 2007. The 54.2% increase was mainly due increases in contract ground handling of another carrier and cargo income.

Operating Expenses. Total operating expenses were $82.0 million, or 30.9 cents per ASM, in the first nine months of 2008, compared to $64.6 million, or 27.4 cents per ASM, in the first nine months of 2007.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $19.2 million in the first nine months of 2008, an increase of 15.0% from $16.7 million in the first nine months of 2007. The increase in salaries, wages, and benefits is mostly attributable to an 8.8% increase in the number of pilots and a 14.3% increase in the number of support employees resulting from increased operations, along with pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $30.6 million, or 11.5 cents per ASM, in the first nine months of 2008, an increase of $13.1 million compared to $17.5 million, or 7.4 cents per ASM, in the first nine months of 2007. The average cost of fuel increased from $2.62 per gallon in the first nine months of 2007 to $3.89 per gallon in the first nine months of 2008. The effect of the $1.26 increase in cost per gallon was an increase in total cost of $8.6 million in 2008. The 74.6% increase in our aircraft fuel expense is attributable to a 16.5% increase in consumption as the result of a 12.4% increase in our available seat miles and training, along with a 48.5% increase in the average cost of fuel per gallon.

At current rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $106,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $10.2 million during the first nine months of 2008, which was an 5.5% decrease from $10.8 million during the first nine months of 2007. The decrease is primarily attributable to the decrease of EMB 120 engine overhauls, which was offset by the increase in flight hours used in the Term Cost PlanTM Agreement (the FMP contract) and overhauled engines which are not covered under the FMP contract.

Depreciation and amortization. Depreciation and amortization expense was $4.2 million during the first nine months of 2008, which was at the same level as the first nine months of 2007.

Aircraft Rental. Aircraft lease expense was $0.6 million during the first nine months of 2008, an increase of 33.8% from $0.5 million in the first nine months of 2007. The increase was primarily attributable to the addition of two short term 1900D aircraft leases from another carrier.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $3.7 million during the first nine months of 2008, which was a 26.9% increase from $2.9 million during the first nine months of 2007. The increase in other rentals and landing fees expenses for the first nine months of 2008 occurred primarily because of the increase in markets served.

Other Operating Expenses. Other operating expenses were $13.5 million, or 5.1 cents per ASM, during the first nine months of 2008, an increase of 12.3% from $12.0 million during the first nine months of 2007. The increase in other operating expenses is primarily due to an increase of approximately $528,000 in increased station expenses, $484,000 in pilot training and associated lodging expense, $404,000 for passenger booking fees, $127,000 for legal and professional fees and $149,000 for other operating expenses resulting from increased operations. These increases were offset by a $215,000 decrease in deicing expenses.

Interest Expense. Interest expense was $1.8 million during the first nine months of 2008, an increase of 2.1% from $1.7 million during the first nine months of 2007. Interest expense increased for the third quarter of 2008 from the third quarter of 2007 due an interest credit adjustment for Denver International Airport taken in the third quarter of 2007 which did not exist in 2008 of $0.2 million which was partially offset by the effect of lower interest on lower debt balances of $0.1 million.

Income Tax Expense. For the nine months ended September 30, 2008 and 2007 we recorded income tax expense of $1,163,966 and $100,000, respectively. Our estimated annual effective income tax rate is 40.21% for the nine months ending September 30, 2008 and 0% for the nine months ended September 30, 2007. In the fourth quarter of 2007, we determined that it was more likely than not that we would be able to utilize most of our net operating loss carryforwards prior to their expiration and other deferred tax assets as they reversed, and released substantially all but $500,000 of our valuation allowance. As a result of completing our provision to return reconciliation during the third quarter, we recorded adjustments to the beginning of the period state net operating loss carryforwards totaling $328,276, and recorded adjustments for differences between our estimated tax provision for 2007 and the actual filed 2007 tax returns totaling $309,274.

Liquidity and Capital Resources

Debt and Lease Payment Obligations. The following table summarizes our major debt and lease payment obligations for periods beginning as of October 1 and ending as of September 30 for each of the designated time periods:

	2009	2010-2011	2012-2013	After 2013	Total
Long-term debt *	$5,784,656	$44,383,784	$3,305,543	$4,105,353	$57,579,336
Aircraft lease obligations	600,000	1,200,000	900,000	—	2,700,000

Total Obligations	$6,384,656	$45,583,784	$4,205,543	$4,105,353	$60,279,336

*	Amounts represent actual contractual debt repayments and excludes non-cash SFAS15 amounts totaling $1,557,247 in 2009 and $2,307,187 in 2010-2011.

Sources and Uses of Cash. As of September 30, 2008, our cash balance was $3.4 million, a $0.7 million decrease from the cash balance of $4.0 million as of December 31, 2007. We made payments of debt principal of $4.5 million during the first nine months of 2008. At September 30, 2008, we were current on payments due to our lenders and lessors.

Cash Provided by Operating Activities. During the first nine months of 2008, we had positive cash flow from operating activities in the amount of $5.4, million compared to $7.0 million during the first nine months of 2007. During the first nine months of 2008 we generated $0.1 million of net income, compared to $5.4 million in the first nine months of 2007, which was primarily attributable to increased fuel expense in 2008. We recorded non-cash depreciation and amortization of $4.2 million in the first nine months of 2008 and 2007.

Cash Flows from Investing Activities. During the first nine months of 2008, we invested $1.7 million in replacement aircraft rotable components and other property and equipment, compared to $0.8 million, primarily to replace aircraft rotable components, during the first nine months of 2007.

Cash Flows from Financing Activities. During the first nine months of 2008, we utilized $4.5 million of cash to reduce our outstanding notes payable and long-term debt balances and generated $0.1 million from the sale of our common stock, compared to $4.4 million to reduce our outstanding notes payable and long-term debt balances during the first nine months of 2007.

As of September 30, 2008, we had positive working capital of $2.0 million, as compared to positive working capital of $3.8 million as of December 31, 2007. The decrease in working capital since year-end was primarily attributable to the decrease in fuel inventory.

At September 30, 2008, total assets were in excess of total liabilities by $16.5 million. The accounting treatment under SFAS No. 15 for recording of gains from the restructuring of debt obligations at December 31, 2002 required that $22.3 million of such gain be deferred and amortized over the term of the restructured debt obligations, thus extending the period over which this amount will be amortized. This has the effect of increasing net income and Stockholders' Equity. At September 30, 2008, the remaining unamortized amount of deferred gain was $3.9 million, which will be amortized as a reduction of interest expense through 2011.

We believe, absent unusual circumstances, our available cash resources and cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel. As of September 30, 2008, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. Our earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 37.3% of our operating expenses in the first nine months of 2008. A one cent change in the average cost of aircraft fuel would impact our aircraft fuel expense by approximately $106,000 annually, based upon fuel consumption in the first nine months of 2008.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. As of September 30, 2008 all of our debt obligations are at fixed interest rates and we have no interest rate risk exposure.

Due to the amortization of the SFAS No. 15 amounts on our restructured debt obligations to Raytheon, our recorded interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During the first nine months of 2008, our contractual interest expense for all long-term debt obligations was $3.1 million. In accordance with procedures set forth in SFAS No. 15, we amortized $1.3 million of the SFAS No. 15 balances. As a result, our net interest expense on long-term debt obligations, as reflected on the financial statements, was $1.8 million, net of interest income of $76,000 for the nine months ended September 30, 2008.

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

The terms of the Amended and Restated Restructuring Agreement dated as of March 9, 2007 by and between us and Raytheon Aircraft Credit Corporation (“RACC”), as amended, contains a covenant that we file a registration statement by not later than April 30, 2008 to register shares of the Company owned by RACC. As previously disclosed, this deadline was extended to October 31, 2008 by written notification from counsel to RACC on July 31, 2008. On August 21, 2008, we received written notification from counsel to RACC that RACC had agreed to extend the deadline to file the registration statement to May 15, 2009.

Item 6.	EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: November 12, 2008	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

3.3	Amendment to Amended and Restated Articles of Incorporation. (2)

4.1	Specimen Common Stock Certificate. (1)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer. Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer. Filed herewith.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A, filed May 21, 1999. (File No. 0-23224)