Form 10-K
period 2008-12-31
GREAT LAKES AVIATION LTD
filed 2009-03-30
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes    Yes  ☐    No  ☒

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

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of registrant’s most recently completed second fiscal quarter was approximately $6,900,000.

As of March 1, 2009 there were 14,291,970 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the 2009 annual meeting of shareholders.

GREAT LAKES AVIATION, LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2008

Forward-Looking Statements

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Great Lakes Aviation, Ltd. (Great Lakes, the Company, we, our or similar words) notes that certain statements in this Form 10-K and elsewhere are forward-looking and provide other than historical information. The Company’s management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words, “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the forward-looking statements contained in this Form 10-K or elsewhere should be relied on as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

As more fully described in this report, important factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	dependence on connecting capacity at our hubs;

2)	the ability to maintain compliance with our restructured debt and lease obligations;

3)	the effect of general economic conditions on business and leisure travel;

4)	the incidence of domestic and international terrorism and military actions;

5)	the incidence of pandemic diseases, storms, and other natural disasters;

6)	the level of passenger confidence in the safety of air travel;

7)	the volatility and level of fuel costs;

8)	substantial declines in our projections of taxable income;

9)	the receipt of economically sufficient Essential Air Service subsidies;

10)	increases in insurance and security expenses;

11)	the possibility of increased competition from other air carriers (including United and Frontier) and from ground transportation; and

12)	the level of regulatory and environmental costs.

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

General

Great Lakes Aviation, Ltd. (Great Lakes) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of March 1, 2009, we served 65 airports in seventeen states with a fleet of Embraer EMB-120 Brasilias and Raytheon/Beech 1900D regional airliners.

All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code-share agreements with United Airlines and/or Frontier Airlines at our Albuquerque, Billings, Denver, Kansas City, Ontario, CA and Phoenix hubs. We also operate hubs in Milwaukee and St. Louis.

We were incorporated on October 25, 1979 as an Iowa corporation and became a publicly traded company on January 21, 1994. General information about us and a current route map can be found at www.flygreatlakes.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website after we have filed such reports with, or furnished them to, the United States Securities and Exchange Commission. Information on our website is not incorporated into, nor a part of, this Form 10-K or our other securities filings.

Essential Air Service Program

Great Lakes derived approximately 34% of our total revenue from the Essential Air Service program (EAS) in 2008, which is administered by the United States Department of Transportation (the DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the Deregulation Act), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before the airline may terminate, suspend, or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. EAS rates are normally set for two-year periods for each city. Significant fluctuations in passenger traffic, fares and associated revenues, as well as fluctuations in fuel and other costs, may cause EAS routes to become unprofitable during these two-year terms.

At the end of the two year term for EAS service to a particular city, the DOT may request competitive proposals from other airlines. Proposals, when requested, are evaluated on, among other things, the level of service provided, the amount of subsidy requested, the fitness of the applicant, and comments from the communities served.

Essential Air Service (“EAS”) Program Activity

For the year ending December 31, 2008, we added service to sixteen additional communities under the EAS program. These communities were Vernal and Moab, UT; Manhattan and Salina, KS; Cape Girardeau and Joplin, MO; McCook, NE; Ironwood and Manistee, MI; Lewistown, Sidney and Miles City, MT; Ely, NV; Prescott, AZ; and Merced and Visalia, CA.

On February 1, 2009 we added service to five additional communities under the EAS program. We initiated service from Glasgow, Glendive, Havre and Wolf Point, MT to Billings, MT; and we commenced service to Grand Island, NE from Kansas City, MO.

As of March 1, 2009, we served 47 EAS communities on a subsidized basis.

United Airlines and Frontier Airlines Code Share Relationships

United Airlines. Great Lakes has operated under ticket revenue proration code share agreements with United Airlines since April 1992. On May 1, 2001, we transitioned from a traditional United Express branded code share agreement to a unique agreement that provides United with marketable access to all seats on Great Lakes aircraft whereby the United code share product provides our mutual customers connecting opportunities and access to all of the benefits of the United product line including convenient baggage transfer and United’s frequent flyer program. The agreement provides Great Lakes the opportunity to establish code share and interline relationships with other carriers at any Great Lakes hub. Operational terms of the May 2001 transition from United Express branding, to Great Lakes branding, provided for the repainting of our aircraft to reflect the Great Lakes livery and the remodeling of Great Lakes ticket counters to promote the Great Lakes brand while maintaining automated check-in for connecting United passengers. The current terms of the United code share agreement provides for the use United Airlines flight designator codes on certain flights that connect with United flights at our Billings, MT, Denver, CO, Kansas City, MO, Ontario, CA and Phoenix, AZ hubs.

Frontier Airlines. On May 3, 2001, we entered into a code share agreement with Frontier, which was implemented July 9, 2001. The Frontier agreement facilitates additional convenient access to connecting seat inventories and makes available the entire Frontier product line to all Great Lakes communities. The Frontier flight designator code (F9) can be used on Great Lakes’ flights connecting with Frontier’s flights at our Albuquerque, NM, Billings, MT, Denver, CO, and Phoenix, AZ hubs.

Accordingly, certain flights to and from our Billings, Denver, and Phoenix hubs carry both the United Airlines and Frontier Airlines flight designator codes and all flights throughout our route system may carry the Great Lakes designator code.

Currently, we estimate that approximately 39% of Great Lakes’ connecting passenger traffic utilizes the United code share product line and approximately 21% of Great Lakes’ connecting passenger traffic utilizes the Frontier code share product line.

Interline Relationships

Since 1982, Great Lakes has developed and maintained various interline relationships with numerous domestic and international airlines. In recent years, as the industry has modified it’s interline ticketing and baggage agreements to move towards a higher reliance on internet based distribution structures, the traditional paper ticket transaction systems are being phased out. Great Lakes is committed to being part of the airline industry’s mission to simplify the customer relationship. As a byproduct of this commitment, we have recently developed electronic ticketing (e-ticket) interline agreements with Continental Airlines and U. S. Airways. We intend to update our remaining paper ticket interline agreements with e-ticket processing procedures over the course of the next several months.

Markets

As of December 31, 2008, Great Lakes operated 284 weekday flights. Service scheduled to and from our seven hubs include; 132 flights at Denver, 8 flights at Albuquerque, 12 flights at Phoenix, 20 flights at St. Louis, 32 flights at Kansas City, MO, 8 flights at Milwaukee and 8 flights at Ontario, CA.

As of March 1, 2009, Great Lakes’ route map, consisting of current scheduled service and recently awarded Essential Air Service communities, is as follows:

Havre
Glasgow
Wolf Point
Williston
Sidney
Lewistown
Glendive
Dickinson
Miles City
BILLINGS
Sheridan
Ironwood
Rhinelander
MINNEAPOLIS
Pierre
Huron
Worland
Gillette
Brookings
Riverton
Manistee
MILWAUKEE
Chadron
Rock Springs
Alliance
CHICAGO
Laramie
Scottsbluff
Cheyenne
North Platte
Ely
Vernal
Grand Island
Burlington
Kearney
McCook
DENVER
Decatur
Moab
Manhattan
Quincy
Merced
Hays
KANSAS CITY
Great Bend
ST. LOUIS
Telluride
Salina
Garden City
LAS VEGAS
Visalia
Cortez
Pueblo
Marion
Owensboro
Page
Dodge City
Fort Leonard Wood
Alamosa
Kingman
Farmington
Liberal
Cape Girardeau
Joplin
Harrison
Jonesboro
Jackson
ALBUQUERQUE
ONTARIO
Prescott
Show Low
Hot Springs
PHOENIX
Clovis
Silver City
El Dorado
DALLAS

● 48 EAS Communities Served

▲ 7 Future Communities where Great Lakes Airlines has been selected to provide Essential Air Service.

■ 10 Non EAS Communites Served

◉ 8 Hubs Currently Utilized

Route Map
as of
April 7, 2009

We frequently modify our routes. For a current map of routes being flown, please visit our website at www.flygreatlakes.com.

Marketing

Great Lakes services are marketed primarily by means of our internet web site, global distributions systems (travel agencies and travel agent web sites), our reservation call center and seat capacity made available through our code share agreements. Great Lakes promotional programs emphasize our close affiliation with our code share partners and, in particular, the opportunity for our passengers to participate in related customer service benefits, such as frequent flyer programs.

Yield Management

Great Lakes monitors our inventory and pricing of available seats utilizing yield management techniques. These processes enable our revenue control analysts to examine our past traffic and pricing trends, and to estimate the optimal number of seats to make available for sale at various fares. The analysts then monitor each flight to adjust seat allocations and booking levels, with the objective of maximizing total revenue for each flight.

Charter and Freight Service

Great Lakes uses its Beechcraft 1900D’s and Embraer Brasilia aircraft to provide charter services to private individuals, corporations and athletic teams. We also carry freight and small packages on most of our scheduled flights. Combined revenues from our charter flights and freight air service were 1.0%, 0.7%, and 1.5% of our total revenues for the years ended December 31, 2008, 2007, and 2006, respectively.

Seasonality

Seasonal factors, primarily weather conditions and passenger demand, generally affect our monthly passenger enplanements. We have historically shown a higher level of passenger enplanements in the May through October period as compared with the November through April period for many of the cities served. These seasonal factors have generally resulted in reduced revenues, lower operating income, and less cash flow for us during the November through April period. As a result of such factors, our revenues and earnings have shown a corresponding increase during the May through October period. Essential Air Service revenues are generated under subsidy per departure rates established by the DOT and we realize revenue as departures are performed. Inherently, our EAS revenues are not affected by seasonality.

Competition

Great Lakes competes for passenger traffic with regional and major air carriers and ground transportation. We also compete with other regional air carriers to receive EAS subsidies for providing air service to small communities. Our competition from other air carriers varies from location to location and, in certain areas, comes from regional and major carriers who serve airports in close proximity to destinations we serve.

In 2008, three of our primary competitors, serving our same geographic markets with the same type aircraft, and with EAS subsidies, ceased operations. These airlines include Air Midwest, Big Sky Airlines and Skyways Airlines. As a result of these competitors exiting the market regions we serve, Great Lakes experienced less direct competition for EAS subsidy awards than in prior years.

Aircraft

As of December 31, 2008, our fleet consisted of 28 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft.

Beechcraft 1900D Aircraft. The 19 passenger Beechcraft 1900D aircraft are pressurized, weather radar equipped, and offer a 310-mile per hour cruising speed.

Embraer Brasilia Aircraft. The 30-passenger Embraer Brasilia aircraft are pressurized, weather radar equipped, has restrooms, is staffed with a flight attendant, and offers a 330-mile per hour cruising speed.

A summary of our operating aircraft as of December 31, 2008, 2007 and 2006 is as follows:

	2008		2007		2006
	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia
Owned	25	4	25	4	25	4
Operating leases	3	2	—	2	—	2

	28	6	25	6	25	6

As of December 31, 2008, the average age of our aircraft was approximately 14 years.

Maintenance

Federal Aviation Administration (the FAA)-approved and Great Lakes-developed maintenance programs require periodic inspection and maintenance of commercial aircraft. We perform our maintenance and inspection of our aircraft and engines, with the exception of engine overhauls. The heavy maintenance bases are located in Cheyenne, WY and Farmington, NM. Line maintenance is also performed in Denver, CO and Phoenix, AZ. Parts inventories are maintained at these locations to promote the mechanical dispatch reliability of the fleet. We also keep an inventory of spare engines and propellers for our fleet to allow for minimal downtime during major overhauls. We operate a FAA certified repair station utilizing company-trained mechanics and repair personnel to perform overhaul and repair of selected aircraft components for our fleet of Beechcraft 1900D and Embraer Brasilia EMB-120 aircraft.

Great Lakes has a Fleet Management ProgramTM contract with Pratt & Whitney Canada (P&WC) under which P&WC supplies us with certain engine maintenance services (the FMP contract) for certain Beechcraft 1900D aircraft through June 30, 2011.

Fuel

Great Lakes expects to continue to be able to obtain fuel in quantities sufficient to meet our future requirements. We contract, both through intermediaries and directly with refiners for the purchase of a significant portion of our aircraft fuel requirements. However, standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, an increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues or subsidies, could have a material adverse impact on our future operating results. During 2008, our average price of fuel, including taxes and plane service fees, was $3.58 per gallon, as compared to $2.76 in 2007 and $2.42 in 2006. Based on rates of consumption for 2008, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $117,000 annually.

Liquidity and Financing

Raytheon Aircraft Credit Corporation

Great Lakes’ primary creditor is Raytheon Aircraft Credit Corporation (Raytheon). In the first quarter of 2007, we renegotiated the debt owed on 25 Beech 1900D aircraft and issued 25 amended and restated promissory notes (the Aircraft Notes), each secured by an amended security agreement covering the related aircraft. Each of the Aircraft Notes had an original principal amount of $2,116,574, for a total amount of $52,914,343, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments with interest in arrears starting on March 30, 2007. At December 31, 2008 the principal balance outstanding on these Aircraft Notes was $45,079,679. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1,306,675 is due for each aircraft or $32,666,871 for all 25 Beech 1900D aircraft.

In the first quarter of 2007, Great Lakes also renegotiated our Senior Note with Raytheon which is secured by four Embraer Brasalia aircraft, as well as all other assets of the Company. The Senior Note had an original principal amount of $13,174,755 and bears interest at a fixed rate of 7.00%. Interest on the Senior Note is payable monthly in arrears on the last day of each month, commencing on March 30, 2007. At December 31, 2008 the principal outstanding balance on the Senior Note was $10,869,210. The Senior Note provides for quarterly payments of principal on June 30, September 30, and December 30 each year until the note fully amortizes and matures on December 30, 2015.

In the fourth quarter of 2008, Great Lakes leased three additional Beechcraft 1900D aircraft from Raytheon for a term of three years. Subsequent to December 31, 2008, we leased two additional Beechcraft 1900D aircraft from Raytheon for a term of three years.

Great Lakes is dependent on cash generated from operations to provide for the debt service and lease requirements related to the Raytheon debt and lease obligations.

For additional information regarding the Company’s arrangements with Raytheon, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources and Contractual Obligations.”

Employees

At March 1, 2009, the Company had 581 full-time and 348 part-time active employees, as compared to 557 full-time and 288 part-time active employees at March 1, 2008.

The Company’s pilots are represented by the International Brotherhood of Teamsters (IBT). In May 2006, the Company and the IBT agreed to binding arbitration to achieve a new three year labor agreement. On September 16, 2006, the arbitrator ruled on terms that resulted in a new labor agreement that will not become amendable until September 16, 2009.

The Company’s flight attendants are also represented by the International Brotherhood of Teamsters, and the Company’s agreement with the flight attendants became amendable on April 1, 2002. Negotiations with the flight attendants are not active at the present time.

The Company’s mechanics and maintenance clerks are represented by the International Association of Machinists and Aerospace Workers (IAM). The collective bargaining agreements between the Company and the clerks and mechanics represented by IAM, District 143, became amendable in 2002 and 2005, respectively. In August of 2007, approximately sixteen months after collective bargaining sessions had ended, the IAM invoked National Mediation Board (“NMB”) assistance. That bargaining is ongoing, and litigation challenging the Company’s obligation to engage in collective bargaining has been resolved.

On December 10, 2007, the NMB received an application seeking a representation election for the Company’s mechanics. On July 10, 2008, the NMB dismissed the representation election application due to the applicants’ failure to properly identify the party that would challenge the IAM in an election.

In 2003, the Company’s dispatchers voted to be represented by the International Brotherhood of Teamsters. Negotiations with the dispatchers are not active at the present time.

Executive Officers of the Registrant

The following table provides information with respect to the Company’s executive officers as of March 1, 2009.

Name	Age	Title
Douglas G. Voss	54	Chairman of the Board of Directors and President
Charles R. Howell IV	51	Chief Executive Officer
Michael O. Matthews	52	Vice President and Chief Financial Officer
Michael L. Tuinstra	55	Treasurer

Douglas G. Voss. Mr. Voss co-founded the Company in 1979 and served in the position of Chief Executive Officer from the Company’s inception until December 31, 2002. Mr. Voss has served as a director of the Company since the Company’s inception and became Chairman of the Board of Directors on December 31, 2002. Mr. Voss was initially licensed as a private pilot in 1974 and today holds both an Airline Transport Pilot Certificate and an Airframe and Powerplant Mechanic Certificates. Mr. Voss is a graduate of Colorado Aero Tech. Mr. Voss has previously served the Company in the FAA Air Carrier Certificate required operational control positions of Director of Operations and Director of Maintenance.

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

Regulation

In accordance with the provisions of the Federal Aviation Act of 1958, as amended (the 1958 Act), we are an air carrier subject to regulation by the DOT, primarily with respect to economic matters. As a commuter air carrier, we are licensed under Part 298 of the Economic Regulations of the DOT.

Great Lakes holds an air carrier operating certificate issued by the Federal Aviation Administration (FAA) pursuant to Part 121 of the FAA’s regulations. To ensure compliance with its regulations, the FAA requires that an airline obtain an operating certificate and operations specifications for each particular aircraft and type of operations conducted by the carrier, all of which are subject to suspension or revocation for cause. As a result, we are subject to the jurisdiction of the FAA with respect to our operations, aircraft maintenance, and safety related matters, including, but not limited to, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel, and other matters affecting air safety.

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

The Aviation and Transportation Security Act requires the adoption of certain security measures by airlines and airports, including the screening of passengers and baggage. The security measures are being partially funded by a per flight segment tax on tickets. We are responsible for certain security costs above this level.

We are subject to the jurisdiction and regulations of the Federal Communications Commission regarding the use of our radio facilities. In addition, local governments and authorities in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement, curfews, and use of airport facilities. We believe that we are in compliance with all such regulations.

We are subject to regulation under various environmental laws and regulations, including the Clean Air Act, the Clean Water Act and Comprehensive Environmental Response, Compensation and Liability Act of 1980. In addition, many state and local governments have adopted environmental laws and regulations to which our operations are subject.

Insurance

Great Lakes carries the types and amounts of insurance that are required by the DOT and are customary in the regional airline industry, including coverage for public liability, property damage, aircraft loss or damage, baggage and cargo liability, and workers’ compensation.

As a result of the September 11 terrorist attacks, aviation insurers have significantly increased premiums for all aviation coverage, while dramatically reducing the amount of coverage available for war-risk occurrences. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act (the Stabilization Act) provided U.S. air carriers with the option to purchase certain war-risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available in the private market. We have purchased this coverage and anticipates renewing it for as long as the coverage is available from the United States government. The airline and insurance industries, together with the United States and other governments, are continuing to evaluate both the cost of aviation insurance and options for providing insurance coverage. We anticipate that we will follow industry practices with respect to sources of insurance. We believe our insurance is adequate as to amounts and risks covered. There can be no assurance, however, that the limits of our insurance will be sufficient to cover any catastrophic loss, or that we will be able to renew insurance at commercially reasonable rates.

ITEM 1A.	RISK FACTORS

In addition to factors discussed elsewhere in this Report, the following are important risks which could adversely affect our future results. Additional risks and uncertainties not presently known to us or that we currently do not deem material may also impair our business operations. If any of the risks we describe below occur, or if any unforeseen risk develops, our operating results may suffer, our financial condition may deteriorate, the trading price of our common stock may decline and investors could lose all or part of their investment in us.

Economic and industry conditions constantly change, and negative economic conditions in the United States may materially and adversely affect our business and results of operations.

The airline industry is significantly affected by general economic conditions, and the global economic recession has resulted in weaker demand for air travel in general. During recent recessions, most airlines reduced fares in an effort to increase traffic. During 2008, economic and competitive conditions in the airline industry contributed to a number of airline bankruptcies. A worsening of current economic conditions, or an extended period of recession, whether nationally or regionally, would have a material adverse effect on our operations, revenue and income.

We are dependent on connecting capacity at our hubs.

Our business depends on and is sensitive to events affecting the airline industry capacity at our connecting hubs. The operations of other airlines with substantial business at those hubs, therefore, impacts our business. For example, our code share partners United Airlines and Frontier Airlines operate a large percentage of the flights at Denver International Airport, our largest hub. Changes in their business plan or model, employee strikes or job actions, significant curtailment of services, or terrorist events could have an adverse effect on our financial results as could the ability of Frontier to achieve financial viability as they undergo Chapter 11 bankruptcy reorganization.

Our operations could be negatively impacted by future terrorist events or war activity.

Our operations are sensitive to changes in the economy and airline industry that are caused by, or related to, past and future terrorist attacks. Such changes include, but are not limited to, the impact of additional airline and security charges on our costs, reduced customer demand for travel, the cost and availability of war-risk and other aviation insurance (including the federal government’s provision of third party war-risk coverage).

War or other military action by the United States or other countries could have a significant effect on passenger traffic and passenger revenue.

We are dependent on Essential Air Service revenues.

In 2008, Great Lakes received approximately $39.3 million of EAS subsidies as compensation for Essential Air Service provided by us to small cities, as compared to $24.1 million in 2007. EAS subsidies are expected, in the near term, to increase as a percentage of our revenues due to the increased number of DOT awards for relatively low load factor EAS markets. The total amount of EAS subsidy ultimately received by us over an extended period is determined by, among other things, overall funding levels to the DOT by Congress, competitive bids by other carriers, schedule modifications at the request of the DOT, and our optimization of our schedules.

The DOT awards EAS subsidies through competitive bidding and Great Lakes could lose its EAS subsidy to competitors. In addition, the DOT has the right to cancel EAS arrangements if it determines that the communities served by such arrangements are no longer eligible.

Fuel costs have adversely affected, and may continue to adversely affect, the operations and financial performance of the airline industry.

Aircraft fuel is a major component of our operating expenses. Aircraft fuel represented approximately 35.3% of our operating expenses in 2008 compared to 28.4% of our operating expenses in 2007. Great Lakes does not participate in risk-based fuel hedging instruments. Our cost of fuel varies directly with market conditions, and we have no guaranteed long-term sources of supply. Accordingly, a reduction in the availability of, or an increase in the price of fuel, could have a material adverse effect on both our cash flow from operations and our profitability. In the fiscal year ended December 31, 2008, our average price per gallon of fuel consumed increased to an average of $3.58 per gallon compared to the average price per gallon of $2.76 for the fiscal year ending December 31, 2007. We estimate that every $.01 increase in the price per gallon of fuel equates to an annualized increase in fuel expense of approximately $117,000 based on 2008 operating activity.

We have a significant amount of contractual obligations, including a balloon payment on our debt maturing in 2011.

The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2008, we had a total of approximately $59.4 million in total long-term debt obligations. During the years ended December 31, 2008 and 2007, our mandatory debt service payments totaled $6.1 million and $6.0 million, respectively, and our mandatory lease payments totaled $0.9 million and $0.6 million, respectively. We have significant lease obligations with respect to our aircraft, which aggregated approximately $5.1 million and $3.2 million at December 31, 2008 and December 31, 2007, respectively. There can be no assurance that our operations will generate sufficient cash flow to make such payments or that we will be able to obtain financing to acquire the additional aircraft or make other capital expenditures necessary for expansion. If we default under our loan or lease agreements, Raytheon, our principal creditor, has available extensive remedies, including, without limitation, repossession of the respective aircraft and other assets and the effective ability to exert control over how we allocate a significant portion of our revenues. Even if we are able to timely service our debt, the size of our long-term debt and lease obligations could negatively affect our financial condition, results of operations and the price of our common stock in many ways, including:

•	increasing the cost, or limiting the availability of, additional financing for working capital, acquisitions or other purposes;

•	limiting the ways in which we can use our cash flow, much of which may have to be used to satisfy debt and lease obligations; and

•	adversely affecting our ability to respond to changing business or economic conditions.

In addition, our aircraft notes secured by 25 Beechcraft 1900D aircraft mature on June 30, 2011, at which time a $32.7 million balloon payment is due. There are no assurances that we would be able to refinance the obligation, generate enough cash from operations, secure replacement sources of financing, raise additional capital, or any combination of the foregoing, to satisfy the terms of the aircraft notes.

We are controlled by two principal stockholders.

Raytheon, our principal creditor, owns 5,371,980 shares of the Company’s common stock, representing an approximate 37.6% interest in our outstanding shares of common stock. Raytheon acquired the shares in consideration for concessions granted by Raytheon pursuant to the 2002 Restructuring Agreement.

Mr. Douglas G. Voss, Chairman of the Board, beneficially owns or controls 5,581,000 shares of the Company’s outstanding common stock, including the shares owned by Ms. Gayle R. Brandt, representing an approximately 39.1% interest. Pursuant to a Marital Dissolution Stipulation and Property Settlement, Ms. Brandt granted to Mr. Voss an Irrevocable Proxy to vote her shares of our common stock until June 28, 2010.

Accordingly, Mr. Voss and Raytheon are in a position to control the management and affairs of Great Lakes. This concentration in ownership could also delay or prevent a change in control of our company.

Any labor disruption or labor strikes by our employees or those of our code share partners would adversely affect our ability to conduct our business.

All of our pilots, flight attendants, mechanics and maintenance clerks, and dispatchers are represented by unions. Collectively, these employees represent 36% of our workforce as of December 31, 2008. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages, which could adversely affect our financial condition. In addition, a labor disruption or labor strike at either of our code share partners would also affect our business.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon the efforts of our Chairman of the Board and President, Douglas G. Voss, and our other key management and operating personnel. We are dependent on the experience and industry knowledge of these individuals to execute our business plans. If we experience substantial turnover in our leadership and other key employees, our performance could be materially adversely impacted.

We are at risk of losses stemming from an accident involving any of our aircraft.

It is possible that one or more of our aircraft may crash or be involved in an accident in the future, causing death or serious injury to individual air travelers and our employees and destroying the aircraft and the property of third parties.

If one of our aircraft were to crash or be involved in an accident, we would be exposed to significant tort liability. Such liability could include liability arising from the claims of passengers or their estates seeking to recover damages for death or injury. There can be no assurance that the insurance we carry to cover such damages will be adequate. Accidents could also result in unforeseen mechanical and maintenance costs. In addition, any accident involving an aircraft that we operate could create a public perception that our aircraft are not safe, which could result in air travelers being reluctant to fly on our aircraft and a decrease in revenues. Such a decrease could materially adversely affect our financial condition, results of operations and the price of our common stock.

The airline industry is subject to extensive government regulation, and new regulations could increase our operating costs.

Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. For instance, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that necessitate significant expenditures. Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations or reduce revenues. For example, the Aviation and Transportation Security Act, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. We expect to continue incurring expenses to comply with the FAA’s regulations, as well as regulation by states, airports and municipalities that affect our operations.

In addition, proposed laws and regulations, if enacted, may increase our expenses and affect our business. For example, the federal government has on several occasions proposed a significant increase in taxes on our industry. The proposed tax increases, if implemented, could negatively impact our revenues. “Passenger bill of rights” legislation was introduced in Congress that, if enacted, would have, among other things, required the payment of compensation to passengers as a result of certain delays and limited the ability of carriers to prohibit or restrict usage of certain tickets. Future regulatory action concerning climate change and aircraft emissions could have a significant effect on the airline industry, including the potential for increased fuel costs, carbon taxes or fees or a requirement to purchase carbon credits. We cannot predict whether these or other new regulations may be imposed on airlines and we cannot assure you that laws or regulations enacted in the future will not materially adversely affect our financial condition, results of operations and the price of our common stock.

There is a limited market for our securities.

Trading of our Common Stock is conducted on the Over-the-Counter Bulletin Board, which was established for securities that do not meet NASDAQ listing requirements. Consequently, trading Great Lakes Common Stock may be more difficult because of lower trading volumes, transaction delays, and reduced security analyst and news media coverage of Great Lakes. These factors could also contribute to lower prices and larger spreads in the bid and ask prices for our Common Stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We lease approximately 96,000 square feet of space for maintenance, operations, and administration in Cheyenne, Wyoming.

On September 1, 2008 we entered into a lease for an approximate 120,000 square foot hangar and aircraft maintenance facility in Farmington, NM.

At March 1, 2009 we leased gate, terminal and ramp facilities at 65 airports where ticketing and passenger loading and unloading are handled by Great Lakes personnel. Payments to airport authorities for ground facilities are based on a number of factors, including the amount of space used and flight volume.

We believe that we have adequate facilities for the conduct of our current and planned operations.

As of December 31, 2008, our fleet consisted of 28 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft. For additional information with respect to our aircraft, see the discussion in Item 1 of this report, “Business—Aircraft” above.

Item 3.	LEGAL PROCEEDINGS

Great Lakes is a party to ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Great Lakes shareholders during the year ended December 31, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Great Lakes Common Stock is traded under the symbol “GLUX.OB” on the Over-the-Counter Bulletin Board (the OTCBB). The following table sets forth the range of high and low sale prices for our Common Stock for each of the fiscal quarters for the past two years as reported on the OTCBB. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

Stock Quotations	High	Low
2008:
First quarter	$2.40	$2.03
Second quarter	2.45	2.00
Third quarter	2.50	1.85
Fourth quarter	2.30	1.00

2007:
First quarter	$3.50	$2.15
Second quarter	3.20	2.25
Third quarter	3.00	2.20
Fourth quarter	2.60	1.98

As of March 1, 2009, we had approximately 315 record holders of our Common Stock.

The transfer agent for our Common Stock is Wells Fargo Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota 55075-0738, telephone: (651) 450-4064.

Great Lakes has not paid any dividends on its Common Stock since our initial public offering in January 1994. We expect that, for the foreseeable future, we will follow a policy of retaining earnings in order to finance the continued development of our business. Payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operating and financial condition of Great Lakes, and any applicable restrictive debt and lease covenants. In addition, under our March 9, 2007 Amended and Restated Restructuring Agreement with Raytheon, we have agreed not to pay dividends. There were no sales of unregistered securities of the Company during the fiscal year ended December 31, 2008.

See Item 12 with respect to securities authorized for issuance under equity compensation plans.

Item 6.	SELECTED FINANCIAL AND OPERATING DATA

The following statement of operations and balance sheet data as of, and for each of, the years in the five-year period ended December 31, 2008 have been derived from our audited financial statements. The financial statements as of December 31, 2008 and 2007, and for each of the years in the three-year period ended December 31, 2008, and the audit report thereon, are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2008	2007 (9)	2006	2005	2004
	(in thousands, except per share and selected operating data)
Statement of Operations Data:
Passenger revenues	$75,719	$73,283	$62,477	$53,313	$54,532
Public service revenues	39,250	24,149	23,851	21,861	20,776
Freight, charter, and other	1,187	728	1,286	1,218	1,040

Total operating revenues	116,156	98,160	87,614	76,392	76,348

Operating expenses:
Salaries, wages and benefits	26,834	22,505	20,993	20,282	21,684
Aircraft fuel	38,556	24,913	19,517	16,940	14,007
Aircraft maintenance, material, and repairs	13,774	13,781	11,585	10,708	10,735
Depreciation and amortization	5,606	5,632	5,744	6,316	6,644
Aircraft rental	968	620	1,666	1,644	1,980
Other rentals and landing fees	5,162	4,225	4,566	4,043	4,323
Other operating expense	18,411	15,949	14,707	13,177	14,822

Total operating expenses	109,311	87,625	78,778	73,110	74,195

Operating income	6,845	10,535	8,836	3,282	2,153

Interest expense, net	(2,336)	(2,319)	(3,540)	(3,122)	(1,295)
Insurance recovery	—	—	—	—	650
Gain (loss) on disposal of assets	—	—	—	461	(197)
Gain on extinguishment of debt and deferred leases	—	412	10,498	560	4,317

Income before income taxes	4,509	8,628	15,794	1,181	5,628
Income tax benefit (expense)	(2,568)	9,585	(115)	—	—

Net income	$1,941	$18,213	$15,679	$1,181	$5,628

Net income per share:
Basic	$0.14	$1.29	$1.11	$0.08	$0.40
Diluted	0.13	1.26	1.09	0.08	0.39

Average number of common shares outstanding:
Basic	14,237	14,077	14,072	14,072	14,072
Diluted	14,414	14,446	14,380	14,283	14,302

Balance Sheet Data:
Working capital (deficit)	$3,086	$3,764	$(3,462)	$(94,885)	$(113,743)
Total assets	86,217	92,049	82,312	86,479	103,296
Long-term debt (including current installments) and long-term debt classified as current	59,411	67,202	75,523	78,904	98,603
Stockholders’ equity (deficit)	17,385	15,364	(2,872)	(18,551)	(19,732)

	Year Ended December 31,
	2008		2007		2006		2005		2004
Selected Operating Data (unaudited):
Available seat miles (in thousands) (1)	360,636		318,524		283,272		280,579		318,904
Revenue passenger miles (in thousands) (2)	154,655		157,144		132,251		117,761		133,948
Revenue passengers carried	569,846		578,773		504,666		443,304		484,395
Departures flown	82,477		68,360		61,806		60,169		66,019
Passenger load factor (3)	42.9%		49.3%		46.7%		42.0%		42.0%
Average yield per revenue passenger mile (4)	49.0	¢	46.6	¢	47.2	¢	45.3	¢	40.7	¢
Revenue per available seat mile (5)	32.2	¢	30.8	¢	30.9	¢	27.2	¢	23.9	¢
Operating cost per available seat mile (6)	30.3	¢	27.5	¢	27.8	¢	26.1	¢	23.3	¢
Average passenger fare (7)	$132.88		$126.62		$123.80		$120.26		$112.58
Average passenger trip length (miles) (8)	271		272		262		266		277
Aircraft in service (end of period)	34		31		31		29		36
Destinations served (end of period)	59		44		37		37		31

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Operating cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.
(9)	As discussed in Note 7 to the Financial Statements, 2007 amounts have been revised to reflect a correction to income taxes.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The discussion and analysis throughout this report contains certain forward-looking terminology such as “believes,” “anticipates,” “will,” and “intends” or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of Great Lakes securities are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein. See “Forward-Looking Statements” at the front of this report.

Great Lakes began providing air charter service in 1979, and has provided scheduled passenger service since 1981. We provide scheduled local services to our hubs under the Great Lakes brand. Connecting code share products are available to both United and Frontier Airlines at selected hubs. As of March 1, 2009, we are providing passenger service to 65 airports in seventeen states.

Financial Highlights

We had operating revenue of $116.2 million for the year ending December 31, 2008, an 18.3 percent increase compared to operating revenue of $98.2 million for the year ending December 31, 2007. The increase in operating revenue is primarily due to public service revenue increasing $15.1 million as a result of the expansion into 16 additional Essential Air Service (EAS) markets, combined with renewing existing EAS markets which supported higher subsidy levels under the EAS program.

We had operating income of $6.8 million for the year ending December 31, 2008, a 35.2 percent decrease compared to operating income of $10.5 million for the year ending December 31, 2007. The decrease in operating income is mostly attributable to unprecedented fuel price increases resulting in $13.6 million of incremental fuel cost in 2008. On a year over year comparative basis, average per gallon cost of fuel increased 29.7 percent, or $0.82 per gallon. The effect of the $0.82 increase in cost per gallon, excluding the quantity impacts of the increased gallons consumed in 2008, caused our fuel expense to be higher in 2008 by $7.6 million as compared to 2007.

We had net income of $1.9 million for the year ending December 31, 2008, an 89 percent decrease compared to net income of $18.2 million for the year ending December 31, 2007. The decrease in net income is primarily a result of releasing our valuation allowance in December of 2007 resulting in a $9.6 million income tax benefit, as well as, incremental fuel costs as described above.

Results of Operations

(dollars in thousands)

	For the Years Ended December 31,
	2008				2007				2006
	Amount	Cents per ASM		% Increase (decrease) from 2007	Amount	Cents per ASM		% Increase (decrease) from 2006	Amount	Cents per ASM
Operating revenues:
Passenger	$75,719			3.3%	$73,283			17.3%	$62,477
Public service	39,250			62.5	24,149			1.2	23,851
Other	1,187			63.0	728			(43.4)	1,286

Total operating revenues	116,156			18.3%	98,160			12.0%	87,614

Salaries, wages, and benefits	26,834	7.4	¢	19.2%	22,505	7.1	¢	7.2%	20,993	7.4	¢
Aircraft fuel	38,556	10.7		54.8	24,913	7.8		27.6	19,517	6.9
Aircraft maintenance materials and component repairs	13,774	3.8		(0.1)	13,781	4.3		19.0	11,585	4.1
Depreciation and amortization	5,606	1.6		(0.5)	5,632	1.8		(1.9)	5,744	2.0
Aircraft rental	968	0.3		56.1	620	0.2		(62.8)	1,666	0.6
Other rentals and landing fees	5,162	1.4		22.2	4,225	1.3		(7.5)	4,566	1.6
Other operating expense	18,411	5.1		15.4	15,949	5.0		8.4	14,707	5.2

Total operating expenses	109,311	30.3	¢	24.7%	87,625	27.5	¢	11.2%	78,778	27.8	¢

Operating income	$6,845				$10,535				$8,836

	2008		Increase/ (decrease) from 2007	2007		Increase/ (decrease) from 2006	2006
Available seat miles (thousands)	360,636		13.2%	318,524		12.4%	283,272
Revenue passenger miles (thousands)	154,655		(1.6)%	157,144		18.8%	132,251
Passenger load factor	42.9%		(13.0)%	49.3%		5.6%	46.7%
Average yield per revenue passenger mile	49.0	¢	5.2%	46.6	¢	(1.3)%	47.2	¢
Revenue per available seat mile	32.2	¢	4.5%	30.8	¢	(0.3)%	30.9	¢
Cost per Available Seat Mile	30.3	¢	10.2%	27.5	¢	(1.1)%	27.8	¢

Comparison of 2008 to 2007

Passenger Revenues. Passenger revenues increased 3.3% from 2007. The increase in passenger revenues was largely due to the 5.2% increase in average yield per revenue passenger mile.

Public Service Revenues. Public service revenues earned through the Essential Air Service program increased 62.5% to $39.3 million in 2008, as compared to $24.1 million in 2007. The increase in public service revenues was attributable to net increase of 16 communities served by us under the Essential Air Service Program.

Other Revenues. Other revenues increased 63.0% to $1.2 million in 2008. This increase was mainly due to contract ground handling for another carrier and increased cargo revenues.

Operating Expenses. Total operating expenses increased 24.7%, or $21.7 million from the previous year, primarily related to departure and capacity growth in short haul EAS markets. Fuel increased 2.9 cents per ASM, from 7.8 cents per ASM in 2007 to 10.7 cents per ASM in 2008 which contributed to the increase in operating expenses per ASM from 27.5 cents in 2007 to 30.3 cents in 2008.

Salaries, wages, and benefits increased 19.2% to $26.8 million, which was primarily attributable to company-wide increases in staffing levels and hours worked as a result of a 13.2% increase in ASMs and 20.7% increase in departures flown during 2008. The average number of pilots and other employees increased in 2008 compared to 2007 by 13.0% and 16.7%, respectively.

Aircraft fuel expense was $38.6 million, or 10.7 cents per ASM, in 2008, an increase of $13.6 million. In comparison, our aircraft fuel expense for 2007 was $24.9 million, or 7.8 cents per ASM. The average cost of fuel increased from $2.76 per gallon in 2007 to $3.58 per gallon in 2008. The effect of the $0.82 increase in cost per gallon increased total fuel cost by $7.6 million in 2008. The 54.8% increase in our aircraft fuel expense is attributable to a 17.3% increase in consumption, in combination with a 29.7% increase in the average cost of fuel per gallon. At 2008 rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $117,000 annually.

Aircraft maintenance, materials, and component repair expense was approximately the same as 2007. The 0.1% decrease in 2008 aircraft maintenance expense to $13.8 million was primarily attributable to a reduction of aircraft component overhaul activity, which was offset by the increase in flight hours used in the Term Cost PlanTM Agreement (the FMP contract) and increased parts usage with increased aircraft and ASM. Overall, the cost per ASM for aircraft maintenance parts and components, excluding labor, decreased to 3.8 cents in 2008, as compared to 4.3 cents in 2007.

Depreciation and amortization expense was $5.6 million during 2008, which was at approximately the same level as 2007.

Aircraft rental expense was $1.0 million during 2008, an increase of 56.1% from $0.6 million during 2007. The increase was primarily attributable to the addition of two short term 1900D aircraft leases from another carrier during the year, which were taken out of service prior to year end, and the addition of three 1900D leases from Raytheon.

Other rentals and landing fees increased 22.2% to $5.2 million in 2008 from $4.2 million in 2007. The increase in other rentals and landing fees expenses is mostly attributable to the 20.7% increase in departures flown and additional cities served.

Other operating expenses increased 15.4% in 2008 to $18.4 million, from $16.0 million in 2007. The increase in other operating expenses is primarily due to an increase of approximately $0.9 million in pilot training and associated lodging expenses as a result of growth in offered capacity. Other increases include approximately $0.5 million for contract airline handling, $0.5 million for passenger booking fees, and $0.6 million for other expenses resulting from expanded operations.

Interest Expense. Interest expense was $2.3 million during 2008 which was at approximately the same level as 2007.

Income Tax benefit (expense). Until the fourth quarter of 2007, we had recorded a valuation allowance to fully reserve our net deferred tax assets. In the fourth quarter of 2007, we determined that it was more likely than not that we would be able to utilize most of our net operating loss carryforwards prior to their expiration and other deferred tax assets as they reverse. As a result, we released most of our deferred tax asset valuation allowance and recorded a $9.6 million income tax benefit on our income statement. As of December 31, 2008, we had approximately $67.2 million of Federal net operating loss carryforwards, and $28.6 million in state net operating loss carryforwards, which will be available to offset future taxable income. A valuation allowance of $630,000 remains at December 31, 2008 for state net operating loss carryforwards that may not be utilized before they expire.

Comparison of 2007 to 2006

Passenger Revenues. Passenger revenues and revenue passenger miles increased 17.3% and 18.8%, respectively, from 2006. The increase in passenger revenues was largely due to the 18.8% increase in revenue passenger miles as a result of a 14.7% increase in revenue passengers carried. Without this effect, average yield per revenue passenger mile decreased 1.1%.

Public Service Revenues. Public service revenues earned through the Essential Air Service program increased 1.2% to $24.1 million in 2007, as compared to $23.9 million in 2006. The increase in public service revenues was attributable to changes in estimates relating to prior periods and rate changes on existing routes along with changes in the cities served, which was partially offset by a net decrease of one community served by us under the Essential Air Service Program.

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

Aircraft fuel expense was $24.9 million, or 7.8 cents per ASM, in 2007, an increase of $5.4 million. In comparison, our aircraft fuel expense for 2006 was $19.5 million, or 6.9 cents per ASM. The average cost of fuel increased from $2.42 per gallon in 2006 to $2.76 per gallon in 2007. The effect of the $0.34 increase in cost per gallon was an increase in total cost of $2.7 million in 2007. The 27.6% increase in our aircraft fuel expense is attributable to a 13.3% increase in consumption as the result of a 12.4% increase in our available seat miles, along with a 14.1% increase in the average cost of fuel per gallon. At 2007 rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $93,000 annually.

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

Aircraft rental expense was $0.6 million during 2007, a decrease of 62.8% from $1.7 million during 2006. The reduction was primarily attributable to the reduced monthly rental payments for the two Embraer Brasilia aircraft leased from Boeing.

Other rentals and landing fees decreased 7.5% to $4.2 million in 2007 from $4.6 million in 2006. The decrease in other rentals and landing fees expenses is mostly attributable to a reduction in costs at Denver International Airport.

Other operating expenses increased 8.4% in 2007 to $16.0 million, from $14.7 million in 2006. The increase in other operating expenses is primarily due to an increase of approximately $0.3 million in pilot training and associated lodging expenses as a result of an increase in the ASMs. Other increases include approximately $0.2 million for passenger booking fees, $0.4 million for deicing, $0.3 million for legal and professional fees and $0.3 million from increased operations. These increases were offset by reductions of hull and liability insurance credits of $0.3 million.

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

Gain on Extinguishment of Debt and Deferred Leases. During 2007, we recognized a $0.4 million gain on the settlement and extinguishment of debt on previously leased Embraer Brasilia aircraft from FINOVA. In 2006, we recognized a $8.9 million gain on the extinguishment of Boeing past due lease payments and contractual payments associated with the lease, a $1.1 million gain on the extinguishment of CIT debt and a $0.4 million gain on the extinguishment of FINOVA deferred lease payments.

Income Tax benefit (expense). Until the fourth quarter of 2007, we had recorded a valuation allowance to fully reserve our net deferred tax assets. In the fourth quarter of 2007, we determined that it was more likely than not that we would be able to utilize most of our net operating loss carryforwards prior to their expiration and other deferred tax assets as they reverse. As a result, we released most of our deferred tax asset valuation allowance and recorded a $9.6 million income tax benefit on our income statement. A valuation allowance of $720,000 was recorded at December 31, 2007 for state net operating loss carryforwards that were not expected to be recovered.

Liquidity and Capital Resources

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, the rate and amount of EAS subsidy we receive, our operating and capital expenditures, our financing activities, and the cost of fuel.

For the year ending December 31, 2008, we expanded operations into 16 additional EAS markets and renewed an additional seven EAS markets at higher subsidy rates. The growth of new EAS markets and renewed EAS markets are expected to result in our revenue mix shifting to a higher percentage of public service revenue relative to our overall revenue.

Our ability to continue our expansion is highly dependent on our ability to acquire additional aircraft. We have leased three additional Beechcraft 1900D aircraft from Raytheon in the fourth quarter of 2008 and leased two more Beechcraft 1900D aircraft from Raytheon subsequent to December 31, 2008. We are actively seeking additional aircraft to further our expansion. Under the terms of debt agreements with Raytheon, any additional leasing or financing of aircraft will require approval from Raytheon.

We had cash and cash equivalents of $3.5 million and $4.0 million at December 31, 2008 and December 31, 2007, respectively. At December 31, 2008, total current assets were $19.3 million as compared to $16.2 million of total current liabilities, resulting in working capital of $3.1 million. At December 31, 2007, total current assets were $19.6 million as compared to $15.9 million of total current liabilities, resulting in working capital of $3.7 million. The decrease in our working capital from December 31, 2007 to December 31, 2008 is a result of generating less cash from operations, which can mostly be attributable to the increase in the price of fuel.

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2008 was $7.5 million as compared to $8.1 million for the year ended December 31, 2007.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2008 was $2.0 million for the purchase of flight equipment and other property and equipment.

Net cash used in investing activities for the year ended December 31, 2007 was $0.7 million. Capital expenditures of $0.9 million for the year ended December 31, 2007 included the purchase of flight equipment and other property and equipment. We received $0.2 million primarily from the sale of a obsolete engine.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2008 was $6.0 million. During the year ended December 31, 2008, we repaid $6.1 million on our notes payable, of which $560,882 was considered a prepayment of a note due to Raytheon, and we received proceeds of $80,000 from the sale of common stock.

Cash used in financing activities for the year ended December 31, 2007 was $6.0 million. During the year ended December 31, 2007, we repaid $6.0 million on our notes payable and we received proceeds of $22,225 from the sale of common stock.

We believe, absent unusual circumstances, our available cash resources and cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Contractual Obligations

The following table summarizes our major contractual payment obligations as of December 31, 2008:

	2009	2010-2011	2012-2013	After 2013	Total
Long-term debt - contractual	$6,114,138	$43,423,857	$3,555,544	$2,855,350	$55,948,889
Contractual interest on long-term debt (1)	3,682,328	4,966,364	748,759	232,254	9,629,705

Total debt	9,796,466	48,390,221	4,304,303	3,087,604	65,578,594
Aircraft lease obligations	1,464,000	2,841,032	750,000	—	5,055,032
Non-aircraft lease commitments	1,990,445	490,328	—	—	2,480,773

Total lease obligations	3,454,445	3,331,360	750,000	—	7,535,805

Total Obligations	$13,250,911	$51,721,581	$5,054,303	$3,087,604	$73,114,399

(1)	The amounts shown represent contractual interest payable on the notes and exclude total adjustments of $3,461,892, for all periods, recorded under SFAS 15 to the carrying value of the notes in the financial statements.

See Item 7A for interest obligations.

Critical Accounting Policies and Estimates

The preparation of Great Lakes financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements; revenues and expenses during the reporting period; and related disclosures of contingent assets and liabilities in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The United States Securities and Exchange Commission (the SEC) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results and that require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions. See Note 2, “Summary of Significant Accounting Policies and Procedures,” in the Notes to the Financial Statements for additional discussion of these items. Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments, and assumptions will occur as a result of future events. Accordingly, actual results could differ from amounts estimated.

Passenger Revenues. Great Lakes recognizes revenues from ticket sales when the service is provided and records as a liability amounts received for services to be provided in the future. To the extent that a passenger travels using a code share thru fare ticket that provides for a portion of the service to be provided by another airline, the total amount of the ticket that is apportioned to the carrying airline is based on contractual formulas that approximate usual industry standard formulas for sharing of ticket revenues.

Essential Air Service Subsidy Rates. With respect to awarded EAS subsidy cases, we record revenues based on departures performed at departure rates that were approved by the DOT during the term of service agreement.

In the case of EAS service currently under negotiation, we record revenues based upon the assumption that the subsidy rate will be renewed at rates that are not less than the rates currently in use. Any adjustments in revenue for differences between the assumed rates currently utilized by us and the rates approved by the DOT in the awarded EAS subsidy cases are recorded by us when such EAS terms of subsidization are finalized.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The NOL’s that have been generated are due in large part to the accelerated depreciation of our aircraft over a shorter useful life used for tax purposes. Approximately 84 percent of our NOL’s expire between 2020 and 2024. Additionally, our book basis in our fixed assets is approximately $54.8 million larger than our tax basis, which is expected to reverse during periods in which we have NOL’s available. Approximately $11.7 million of our state NOL’s are expected to expire unused and accordingly we have provided a valuation allowance in 2008 for those state NOL’s. Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, we believe it is more likely than not that we will realize the benefits of most of our deductible differences and NOL’s. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Liability Accruals and Reserves. Great Lakes is obligated under various agreements relating to employee health and welfare, injuries, tax and fee remittances, and other contractual matters, some of which involve estimates of the ultimate amounts due and impacts of insurance coverage. Changes in the estimates and assumptions could occur and would result in actual results being different than those estimated.

New Accounting Standards

On January 1, 2008 we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits all entities to elect to measure eligible financial instruments at fair value on a recurring basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and may not be applied retrospectively to prior fiscal years. We have chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date, thus the adoption of FAS 159 did not have an impact on Great Lakes.

On January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. The adoption of FAS 157 did not have an impact on our financial statements.

Effects of Inflation

We are subject to inflationary pressures from labor agreements, fuel price escalations, and increased operating costs at airports served by Great Lakes. We attempt to counteract the effects of inflation through fare increase, subsidy increases and capacity adjustments. Except for the price of fuel, inflation has not had a material effect on our operations in the past five years.

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

We have no off-balance sheet arrangements of the types described in the four categories above that we believe may have a material current or future effect on our financial condition, liquidity or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

Great Lakes is susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of December 31, 2008, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 35.3% of our operating expenses in 2008.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At December 31, 2008, all of the Company’s long-term debt was financed with fixed interest rates thereby eliminating our exposure to increases in interest rates.

Due to the amortization of the SFAS No. 15 amounts on our restructured debt obligations to Raytheon, our recorded interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During 2008, our contractual interest expense for all long-term debt obligations was $4.1 million. In accordance with procedures set forth in SFAS No. 15, during 2008, we amortized $1.7 million of the SFAS No. 15 balances. As a result, our net interest expense on long-term debt obligations, as reflected on the financial statements, was $2.3 million, net of interest income of $0.1 million for the year ended December 31, 2008.

The projected contractual interest expense on our long-term obligations (based on the interest rate stated in the debt instruments) for the next five years and thereafter is as follows:

Maturity	Fixed Rate Contractual Interest	Average Fixed Interest Rate
2009	$3,682,328	6.799%
2010	3,251,392	6.798%
2011	1,714,972	6.828%
2012	432,841	7.000%
2013	315,918	7.000%
Thereafter	232,254	7.000%

In comparison, after applying the amortization of the SFAS No. 15 amounts against our contractual interest expense, our reportable interest expense using SFAS No. 15 for long-term obligation that is due in the five subsequent years and thereafter is estimated to be as follows:

Maturity	Interest adjusted for SFAS No .15	Interest Rate adjusted for SFAS No .15
2009	$2,165,992	3.999%
2010	1,906,780	3.987%
2011	1,114,026	4.435%
2012	432,841	7.000%
2013	315,918	7.000%
Thereafter	232,254	7.000%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of December 31, 2008, 2007 and 2006, together with the Report of the Company’s Independent Registered Public Accounting Firm, are included in this Form 10-K on the pages indicated below.

Supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Great Lakes Aviation, Ltd.:

We have audited the accompanying balance sheets of Great Lakes Aviation, Ltd. (the Company) as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007.

KPMG LLP

Denver, Colorado
March 27, 2009

GREAT LAKES AVIATION, LTD.

Balance Sheets

December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash	$3,494,484	$4,044,745
Accounts receivable	8,497,958	6,687,604
Inventories	4,272,261	5,116,995
Prepaid expenses and other current assets	785,523	1,226,420
Current deferred tax assets	2,247,592	2,563,438

Total current assets	19,297,818	19,639,202

Property and equipment:
Flight equipment	112,168,728	110,844,388
Other property and equipment	8,713,039	8,492,958
Less accumulated depreciation and amortization	(60,499,510)	(55,221,679)

Total property and equipment	60,382,257	64,115,667

Other assets	1,623,669	1,106,662
Long-term deferred tax assets	4,913,162	7,187,805

Total assets	$86,216,906	$92,049,336

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current maturities of long-term debt	$7,630,474	$7,680,128
Accounts payable	3,717,501	3,457,798
Accrued interest, unearned revenue and other liabilities	4,863,493	4,736,861

Total current liabilities	16,211,468	15,874,787

Long-term debt, net of current maturities	51,780,307	59,521,663
Other long-term liabilities	711,062	1,113,324
Deferred credits	129,110	175,947

Total liabilities	68,831,947	76,685,721

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.
No shares issued and outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares.
Issued and outstanding: 14,291,970 at December 31, 2008 and 14,091,970 at December 31, 2007	142,920	140,920
Paid-in capital	33,568,669	33,490,669
Accumulated deficit	(16,326,630)	(18,267,974)

Total stockholders’ equity	17,384,959	15,363,615

Commitments and contingencies

Total liabilities and stockholders’ equity	$86,216,906	$92,049,336

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Operating revenues:
Passenger	$75,719,222	$73,283,407	$62,477,258
Public service	39,250,276	24,148,653	23,850,804
Freight, charter, and other	1,187,148	728,164	1,285,600

Total operating revenues	116,156,646	98,160,224	87,613,662

Operating expenses:
Salaries, wages, and benefits	26,833,757	22,504,983	20,992,638
Aircraft fuel	38,556,174	24,913,112	19,516,740
Aircraft maintenance, materials, and repairs	13,774,409	13,780,796	11,584,917
Depreciation and amortization	5,606,241	5,631,722	5,744,099
Aircraft rental	967,710	620,100	1,666,464
Other rentals and landing fees	5,162,310	4,225,124	4,566,084
Other operating expense	18,410,838	15,949,550	14,707,092

Total operating expenses	109,311,439	87,625,387	78,778,034

Operating income	6,845,207	10,534,837	8,835,628
Other income (expense):
Interest expense, net	(2,336,322)	(2,318,635)	(3,539,550)
Gain on extinguishment of debt and deferred leases	—	412,086	10,498,102

Total other income (expense)	(2,336,322)	(1,906,549)	6,958,552

Income before income taxes	4,508,885	8,628,288	15,794,180

Income tax benefit (expense)	(2,567,541)	9,585,424	(115,115)

Net income	$1,941,344	$18,213,712	$15,679,065

Net income per share:
Basic	$0.14	$1.29	$1.11
Diluted	0.13	1.26	1.09
Average shares outstanding:
Basic	14,237,325	14,077,093	14,071,970
Diluted	14,414,207	14,445,896	14,379,557

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2008, 2007, and 2006

	Common stock		Paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2005	14,071,970	140,720	33,468,644	(52,160,751)	(18,551,387)

Net income and comprehensive income	—	—	—	15,679,065	15,679,065

Balance at December 31, 2006	14,071,970	140,720	33,468,644	(36,481,686)	(2,872,322)

Issuance of common stock	20,000	200	22,025	—	22,225

Net income and comprehensive income	—	—	—	18,213,712	18,213,712

Balance at December 31, 2007	14,091,970	140,920	33,490,669	(18,267,974)	15,363,615

Issuance of common stock	200,000	2,000	78,000	—	80,000

Net income and comprehensive income	—	—	—	1,941,344	1,941,344

Balance at December 31, 2008	14,291,970	142,920	33,568,669	(16,326,630)	17,384,959

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,941,344	$18,213,712	$15,679,065
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,606,241	5,631,722	5,744,099
Loss on items beyond economic repair	135,691	18,295	111,337
Non-cash gain on extinguishment of debt and leases	—	(412,086)	(10,498,102)
Non-cash SFAS No. 15 interest	(1,685,890)	(1,879,866)	(2,252,818)
Deferred tax expense (benefit)	2,590,489	(9,751,243)	—
Change in current operating items:
Increase in accounts receivable	(1,810,354)	(1,498,314)	(233,947)
(Increase)/Decrease in inventories	844,734	(2,983,565)	297,717
(Increase)/Decrease in prepaid expenses and other current assets	440,897	1,056,558	(1,301,565)
(Increase)/Decrease in other assets	(517,007)	(121,201)	710,961
Increase/(Decrease) in accounts payable	259,703	16,578	(2,477,503)
Increase in accrued interest, unearned revenue and other liabilities	126,632	89,014	290,184
Decrease in other long-term liabilities	(402,262)	(235,433)	(152,898)
Decrease in deferred credits	(46,837)	(46,837)	(46,837)
Increase in deferred lease payments	—	—	938,374

Net cash provided by operating activities	7,483,381	8,097,334	6,808,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of assets	—	175,000	—
Purchase of flight equipment and other property and equipment	(2,008,522)	(884,300)	(594,142)

Net cash flows used in investing activities	(2,008,522)	(709,300)	(594,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(6,105,120)	(6,029,571)	(5,457,225)
Proceeds from the issuance of common stock	80,000	22,225	—

Net cash used in financing activities	(6,025,120)	(6,007,346)	(5,457,225)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(550,261)	1,380,688	756,700

Cash and Cash Equivalents:
Beginning of year	4,044,745	2,664,057	1,907,357

End of year	$3,494,484	$4,044,745	$2,664,057

Supplementary cash flow information:
Cash paid during the year for interest (contractual)	$4,107,762	$4,860,538	$4,860,538

Cash paid during the year for income taxes	$30,200	$204,347	$56,185

Conversion of accrued interest to debt(1)	$—	$—	$4,132,197

Conversion of deferred lease and interest to debt(2)	$—	$—	$1,005,412

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

Notes to Financial Statements for December 31, 2008 and December 31, 2007

1)	Business

Great Lakes Aviation, Ltd. (Great Lakes or the Company) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). Effective May 1, 2001, the Company and United entered into a code share agreement, which expired on December 31, 2005. Effective November 1, 2007, the Company and United amended the terms of their code share agreement to extend it to November 1, 2010. Other terms of the amendment provide for the Company to implement United Airlines code sharing for destinations the Company currently services to and from Billings, MT, Denver, CO, Kansas City, MO, Ontario, CA and Phoenix, AZ hubs.

Approximately 39%, 40%, and 45% of the Company’s passenger traffic during 2008, 2007, and 2006, respectively, were generated from Great Lakes’ passengers that connected with United flights utilizing the United code share product line.

On May 3, 2001, the Company entered into a similar code share agreement with Frontier. However, the Frontier agreement does not have a fixed termination date but is terminable 180 days after written notice by either party. The Frontier agreement provides for the use of Frontier’s flight designator code on the Company’s flights connecting with Frontier’s flights in Albuquerque, NM, Billings, MT, Denver, CO, and Phoenix, AZ.

Approximately 34%, 25%, and 27% of the Company’s total revenue during 2008, 2007, and 2006, respectively, were generated by services provided under the Essential Air Service program administered by the United States Department of Transportation.

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights.

As of December 31, 2008, the Company served seventeen states at 59 airports. The company operates hubs at Albuquerque, NM, Denver, CO, Kansas City, MO, Milwaukee, WI, Ontario, CA, Phoenix, AZ, and St. Louis, MO. In February of 2009, the Company established a hub operation in Billings, MT.

(2)	Summary of Significant Accounting Policies and Procedures

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

(c) Accounts Receivable. Substantially all accounts receivable balances are due from various airlines, credit card companies, or the United States government. Approximately 21%, 15%, and

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

53%, respectively, of the December 31, 2008 receivable balances, and 31%, 20% and 40%, respectively, of the December 31, 2007 receivable balances, are due from various airlines, credit card companies, and the United States government, respectively. All receivables are pledged as collateral under the Company’s debt agreements.

(d) Inventories. Inventories consist of expendable spare parts, fuel, materials, and supplies relating to flight equipment. Inventories are stated at the lower of average cost or market. Expendable parts are charged to maintenance expense as used. Inventories consisting of expendable spare parts and equipment are pledged as collateral for the Raytheon notes.

(e) Property and Equipment. Property and equipment includes aircraft and major parts relating to such aircraft. Property is stated at cost and depreciated on a straight-line basis for financial reporting purposes over estimated useful lives of 10 to 20 years for flight equipment and 3 to 10 years for other property and equipment. The estimated lives used to record depreciation on the Company’s aircraft may be affected by the volume of passenger traffic, fare levels, technology, policies regarding EAS subsidies promulgated by the DOT, and changes in strategy by the Company. In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values, and the potential for impairment. Estimates of useful lives and residual values of aircraft are based on actual industry experience with the same or similar aircraft types and anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations, and changes in our maintenance program or operations could result in changes to these estimates. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Accelerated methods of depreciation are used for tax reporting purposes. All owned aircraft are pledged as collateral for the Raytheon notes.

(f) Impairment of Long Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, long-lived assets, such as property, plant, equipment, and aircraft, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

(g) Other Assets. Other assets consist primarily of deposits with financial institutions, bonding companies, facilities lessors, and others to secure the payment of fixed obligations. Deposits related to long-term facility leases were $1.0 million and $1.0 million at December 31, 2008 and 2007, respectively.

(h) Revenue Recognition. Passenger, cargo, and other revenues are recorded as income either when the respective services are rendered or when the time for use of the ticket has expired, one year after the date of issuance, and are net of excise taxes, passenger facility charges and security fees. Unused tickets issued by the Company are recorded in the accompanying balance sheets as unearned revenue.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

The Company also receives public service subsidy revenues for providing air service to certain communities that do not generate sufficient traffic to fully support profitable air service under the EAS program. With respect to awarded EAS subsidy cases, the Company records revenues based on departures performed at departure rates that were approved by the DOT during the term of service agreement. In the case of EAS service currently under negotiation, the Company records revenues based upon the assumption that the subsidy rate will be renewed at rates that are not less than the rates currently in use. Any adjustments in revenue for differences between the assumed rates currently utilized by the Company and the rates approved by the DOT in the awarded EAS subsidy cases are recorded by the Company when such EAS terms of subsidization are finalized.

(i) Code Share Relationships. At December 31, 2008, the Company operated under code share agreements with United Airlines and Frontier Airlines. The Company also participates in United’s “Mileage Plus” frequent flyer program. The company entered into a code share agreement with United Airlines effective May 1, 2001, and subsequently amended the agreement to extend the term until November 1, 2010. On May 3, 2001, the Company entered into a similar code share agreement with Frontier Airlines. However, the Frontier Airlines agreement does not have a fixed termination date but is terminable 180 days after written notice by either party.

(j) Income Taxes. The Company accounts for income taxes using the asset and liability method. Under that method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax basis of existing assets and liabilities and net operating losses and tax credit carryforwards. A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

(k) Income Per Share. Basic income per share has been computed by dividing the net income for a particular year by the weighted average number of shares of common stock outstanding during such year. Diluted earnings per share reflects the potential dilution of securities that could share in earnings.

(l) Reclassifications. Certain prior year amounts have been reclassified to conform to the present year presentation.

(m) Stock Option Plans. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method. For the years ending December 31, 2006, 2007 and 2008 there was no stock based compensation awards granted.

(n) Aircraft Maintenance. The Company operates under an FAA-approved continuous inspection and maintenance program. The Company accounts for maintenance activities on the direct expense method. Under this method, major airframe overhaul maintenance costs are recognized as expense as maintenance services are performed. Routine maintenance and repairs are charged to operations as incurred. Major Beechcraft 1900D engine maintenance is performed under a long-term contract which includes monthly payments that are established to recognize costs ratably over the term of the contract based upon actual usage of the engines.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

Maintenance and repairs, including periodic aircraft overhauls, are expensed as incurred or when the component is placed in service. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated useful life.

(o) Fair Value of Financial Instruments. Fair value estimates, methods, and assumptions of financial instruments are set forth below:

Cash, accounts receivable, accounts payable, and accrued liabilities. The carrying amount approximates fair value because of the short-term nature of these instruments.

Long-term debt. Based on the Company’s concentration of long-term debt with one aircraft creditor, who is also a significant stockholder of the company, the fair value of long-term debt was not reasonably determinable.

(p) Recent Accounting Pronouncements. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). The Company adopted the provisions FAS 159 on January 1, 2008. This statement permits all entities to elect to measure eligible financial instruments at fair value on a recurring basis. The adoption of FAS 159 did not have an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured a fair value on a recurring basis. The Company adopted the provisions FAS 157 on January 1, 2008. The Company has chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date, thus the adoption of FAS 157 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”. This Statement replaces SFAS No. 141, “Business Combinations” however it retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses and establishes the acquisition date as the date the acquirer achieves control Statement No. 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

By applying the same method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will be required to apply SFAS No. 141 (R) beginning in the first quarter of fiscal 2009. Management believes that the adoption will not have an impact on the Company’s financial statements.

(3)	Accounts Receivable

The following represents the additions and deletions to the Company’s reserve for doubtful accounts receivable during 2008, 2007, and 2006.

	Balance at beginning of year	Charged to reserve	Charged to recovery	Balance at end of year
2008	—	1,544	—	1,544
2007	—	—	—	—
2006	10,000	(9,849)	(151)	—

(4)	Leases

Aircraft Leases

At December 31, 2008 and 2007 the Company operated two leased Embraer Brasilia Model 120 aircraft, which are accounted for under an operating lease agreement. In addition to scheduled future minimum lease payments, the Company is required to make supplemental rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft which are reimbursable to the Company at the time maintenance overhauls are completed. These supplemental rentals are based on the number of flight hours flown and/or flight departures and are included in maintenance expense. The lease agreements require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. During the years ended December 31, 2008, 2007 and 2006 supplemental rent payments were $588,133, $499,466 and $240,370 respectively.

At December 31, 2008 the Company operated three leased Beechcraft 1900D aircraft, complete with engines, which are accounted for under operating lease agreements. The lease agreements require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. In addition to scheduled future minimum lease payments, the Company is required to make payments to cover the cost of components related to the aircrafts’ engines as these components usable life cycle is consumed. During the years ended December 31, 2008, engine consumption fees were $27,332.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

Other Leases

The Company leases office and hangar space, spare engines and office equipment for its headquarters, reservation facilities, airport facilities, and certain other equipment. The Company also leases certain airport gate facilities on a month-to-month basis.

At December 31, 2008, commitments under non-cancelable operating leases (excluding aircraft supplemental rent requirements) with terms in excess of one year were as follows:

	Aircraft	Other	Total
2009	$1,464,000	$1,990,445	$3,454,445
2010	1,464,000	490,328	1,954,328
2011	1,377,032	—	1,377,032
2012	600,000	—	600,000
2013	150,000	—	150,000
Thereafter	—	—	0

	$5,055,032	$2,480,773	$7,535,805

Rental expense under operating leases, including month-to-month leases, for the years ended December 31, 2008, 2007 and 2006 was $3.1 million, $2.6 million, and $2.5 million, respectively.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

(5)	Accrued Liabilities

Accrued liabilities consisted of the following balances at December 31, 2008 and 2007:

	2008	2007
Accrued expenses	$173,137	$367,394
Unearned revenue	2,421,495	2,763,451
Accrued property taxes	375,007	54,517
Accrued payroll	1,893,854	1,551,499

Total accrued liabilities	$4,863,493	$4,736,861

(6)	Notes Payable and Long-Term Debt

The following table sets forth, as of December 31, 2008 and December 31, 2007, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt and the additional amounts of current and long-term debt recorded by the Company pursuant to SFAS No. 15:

	2008	2007
Long-term debt:
Raytheon Aircraft Credit Corporation—principal	$55,948,889	$62,054,009
Raytheon carrying value under SFAS No. 15	3,461,892	5,147,782

Total long-term debt	59,410,781	67,201,791

Less:
Current maturities of long-term debt	(6,114,138)	(5,994,238)
Current portion of SFAS No. 15	(1,516,336)	(1,685,890)

Total current portion	(7,630,474)	(7,680,128)

Total long-term portion	$51,780,307	$59,521,663

The Raytheon Aircraft Credit Corporation (Raytheon) debt consists of 25 Aircraft Notes secured by Beechcraft model 1900D aircraft, a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and all other assets of the Company, and an Engine Note which is unsecured. On March 9, 2007, the Company and Raytheon Aircraft Credit Corporation (Raytheon) entered into an Amended and Restated Restructuring Agreement (the Amended Agreement), which amends and restates in its entirety the Restructuring Agreement between the Company and Raytheon dated as of December 31, 2002, (the 2002 Restructuring Agreement). Pursuant to the Amended Agreement, the Company issued to Raytheon 25 amended and restated promissory notes (the Aircraft Notes), each secured by an amended security agreement covering the related aircraft. The Aircraft Notes replace the existing notes issued by the Company to Raytheon on December 31, 2002. Each of the Aircraft Notes has an original principal amount of $2.2 million, for a total principal amount of $52.9 million, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments with interest in arrears starting on March 30, 2007. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1.3 million will be due for each aircraft.

Under the Amended Agreement, the Company issued to Raytheon a promissory note (the Senior Note) that replaced both the existing senior note and subordinated note issued by the Company to Raytheon on December 31, 2002. The Senior Note has an original principal amount of $13.2 million and bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

arrears on the last day of each month, commencing on March 30, 2007. Beginning with the calendar quarter ending June 30, 2007, the Senior Note provides for quarterly payments of principal on June 30, September 30, and December 30 each year until the note matures on December 30, 2015. As additional security for the Senior Note, the Company pledged four Embraer Brasalia aircraft, as well as all other assets of the Company.

Under the Amended Agreement, the Company did not amend the terms of the Engine Note, ($0.6 million at December 31, 2007). The Engine Note requires monthly payments of principal in the amount of $37,500 plus interest. Interest accrued on the unpaid balance of the Engine Note at the rate of LIBOR plus 400 basis points per annum. The Engine Note was to mature on March 31, 2009, but was prepaid in full on January 30, 2008.

The Amended Agreement requires the Company to prepay amounts outstanding under the Company’s notes held by Raytheon in an amount equal to 70% of the “excess cash” for any fiscal year. “Excess cash” means as at the end of any fiscal year an amount equal to (i) the sum of the Company’s cash, cash equivalents and short term instruments, minus (ii) a minimum of $3.0 million plus 4% of the difference in revenue for the current year and revenue for the year ending December 31, 2006 of $87.6 million. On January 30, 2008 the Company was required to make a mandatory cash payment to Raytheon in the amount of approximately $427,000. Based on the Company’s financial results for the year ending December 31, 2008 the Company was not required to make an additional prepayment.

The amount of long-term debt also includes additional amounts of debt recorded pursuant to the provisions of the SFAS No. 15. This additional debt is being amortized as a reduction of interest expense over the remaining term of the debt. Due to the amortization of the SFAS No. 15 amounts on the Company’s restructured debt obligations to Raytheon, the Company’s interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During 2008, the Company’s contractual interest expense for all long-term debt was $4.6 million. In accordance with procedures set forth in SFAS No. 15, the Company amortized $1.9 million, $1.9 million and $2.3 million of the SFAS No. 15 balances for the year ending December 31, 2008, 2007 and 2006. The Company’s net interest expense on long-term debt obligations, as reflected in the financial statements, net of interest income, was $2.3 million, $2.3 million and $3.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Reduction of Debt Balances.

As of December 31, 2008, the long-term debt obligations due in the five subsequent years and thereafter under their contractual terms were as follows:

	Beechcraft 1900Ds	Other	Total
2009	$4,711,366	$1,402,772	$6,114,138
2010	5,044,108	1,402,772	6,446,880
2011	35,324,205	1,652,772	36,976,977
2012	—	1,652,772	1,652,772
2013	—	1,902,772	1,902,772
Thereafter	—	2,855,350	2,855,350

	45,079,679	10,869,210	55,948,889

Additional carrying value under SFAS 15	3,461,892	—	3,461,892

	$48,541,571	$10,869,210	$59,410,781

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

(7)	Income Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The tax net operating loss carryforwards (NOLs) that have been generated are due in large part to the accelerated depreciation of property and equipment over a shorter useful life for tax purposes. Approximately 84 percent of the Company’s NOLs expire between 2020 and 2024. The book basis of property and equipment is approximately $54.8 million greater than the tax basis at December 31, 2008, all of which is expected to reverse during periods in which NOL’s are available. Approximately $11.7 million ($630,000 tax effected) of state NOL’s are expected to expire unused and accordingly a valuation allowance has been provided for these deferred tax assets. Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, the Company believes it is more likely than not that it will realize the benefits of most of the deductible temporary differences and NOLs. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

During 2008, the Company experienced unprecedented fuel price increases resulting in $13.7 million of incremental fuel cost in 2008. The Company’s projections of future taxable income for 2008 did not contemplate the magnitude of this volatility in fuel price increases. As a result, the Company was unable to generate sufficient taxable income during 2008 to fully utilize all of its Federal NOL’s expiring in 2008, and as a result, $1.3 million of Federal NOL’s expired in 2008 unused. The tax effect of those NOL’s expiring unused for which a valuation allowance was not previously provided totaled approximately $460,000. This amount was recorded as additional income tax expense in 2008 and is reflected in the reconciliation of income tax expense presented below. $2.5 million of state NOL’s expired unused, however these amounts were previously reserved for in the valuation allowance for deferred tax assets. Based on revised forecasts of future taxable income and updated apportionment factors for the new markets the Company serves, the Company increased the valuation allowance by $56,000 for the effects of certain state NOL’s that are now expected to expire unused in future periods.

The Company’s estimated net operating loss carry forwards for Federal income tax purposes totaling approximately $67.2 million at December 31, 2008, expire in years 2009 through 2026 as follows (in thousands):

Year of Expiration	Amount
2009	$4,491
2011	121
2018	2,316
2019	3,840
2020	27,796
2021	22,526
2023	4,011
2024	2,055
2026	2

$67,158

A deferred income tax asset valuation allowance is established when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. After reducing the deferred income tax assets by the valuation allowance, the net deferred income tax assets represent the income tax benefits that are expected to be realized. Until the fourth quarter of 2007, the Company had recorded a valuation allowance to fully reserve its net deferred tax assets. In the fourth quarter of 2007, the Company determined that it was more likely than not that the Company would be able to utilize most of its net operating loss carryforwards prior to their

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

expiration and utilize its deferred tax assets as they reverse. As a result, the Company released most of its deferred tax asset valuation allowance and recorded a $9.6 million income tax benefit on the Company’s 2007 income statement.

Income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 is presented below:

	Current	Deferred	Total
Year ended December 31, 2008:
U.S. Federal	$(43,301)	$2,197,034	$2,153,733
State and local	$20,353	$393,455	$413,808

	$(22,948)	$2,590,489	$2,567,541

Year ended December 31, 2007:
U.S. Federal	$165,820	$(8,665,762)	$(8,499,942)
State and local	—	$(1,085,482)	$(1,085,482)

	$165,820	$(9,751,244)	$(9,585,424)

Year ended December 31, 2006:
U.S. Federal	$115,115	$—	$115,115
State and local	—	—	—

	$115,115	$—	$115,115

The federal statutory tax rate of 35% differs from the Company’s effective income tax rate for the years ended December 31, 2008, 2007, and 2006 as follows:

	2008 Tax Expense	2007 Tax Benefit	2006 Tax Expense
Income tax expense (benefit) at the federal statutory income tax rate	1,578,110	3,019,901	5,527,963

State income tax expense, net of federal income tax benefit	293,105	705,563	—

Book expenses not deductible for tax purposes	110,939	98,000	—

Decrease in valuation allowance	(90,000)	(13,555,000)	(5,412,848)

Expiration of NOLs unused	459,792	—	—

Impact of changes in rates	52,877	—	—

Other	162,718	146,112	115,115

Income tax expense (benefit)	2,567,541	(9,585,424)	115,115

During 2008, the Company identified certain errors in calculation of its December 31, 2007 deferred tax assets. In conjunction with the provision to return reconciliation process in the third quarter of 2008, the Company identified errors totaling $328,000 and recorded that adjustment in the third quarter ending September 30, 2008. As a result of incremental $614,000 in errors identified in conjunction with the preparation of the December 31, 2008 income tax provision, the Company determined that the aggregate of these errors totaling $942,000 were material to 2008, and determined that these errors should be recorded as immaterial corrections to the December 31, 2007 financial statements. As a result, the $328,000 previously recorded in income tax expense for the quarter ending September 30, 2008 was reversed and recorded in the December 31, 2007 prior period financial statements. At December 31, 2007, the Company had $66.5 million in Federal net operating loss carryforwards and $32.3 million in state net operating loss carryforwards in 9 different states that the Company has generated over the past nine years. During those nine years there were a series of complex transactions that effected the utilization of those net operating loss carryforwards and the Company’s evaluation of them. The tax effect of these net operating loss carryforwards as previously reported at December 31, 2007 was $25.1 million, which should have been 3.5% lower than previously reported. Other minor differences in the deferred tax assets aggregating $53,000

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

were also corrected as of December 31, 2007. The Company corrected the third quarter ended September 30, 2008 results presented in note 12 to eliminate the tax provision to tax return true up adjustment of $328,000 and instead incorporated this into the immaterial correction to the 2007 results presented below. This resulted in a reduction of income tax expense as reported for the three months ended September 30, 2008 from $952,422 as previously reported to $624,422 as revised. This also resulted in an increase in net income as previously reported for the three months ended September 30, 2008 from ($82,424) to $245,576 as revised. A summary of our previously reported amounts and revised balances for 2007 are summarized below:

	December 31, 2007 Previously Reported	December 31, 2007 As Revised
Balance Sheet Accounts:

Long-term deferred tax assets	$8,119,012	$7,187,805

Total assets	$92,980,543	$92,049,336

Accounts payable	$3,446,860	$3,457,798

Total current liabilities	$15,863,849	$15,874,787

Total liabilities	$76,674,783	$76,685,721

Accumulated deficit	$(17,325,829)	$(18,267,974)

Total stockholders’ equity	$16,305,760	$15,363,615

Total liabilities and stockholders’ equity	$92,980,543	$92,049,336

Income Statement Accounts:

Income tax benefit	$10,527,569	$9,585,424

Net income	$19,155,827	$18,213,712

Deferred tax assets (liabilities) as of December 31, 2008 and 2007, were as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$24,750,179	$24,435,546
Alternative minimum tax credit carryforwards	232,027	285,921
SFAS 15 interest	1,311,019	1,942,258
Inventory reserve	963,118	1,176,337
Deferred revenue	917,020	1,042,650
Other reserves	367,690	344,455
Other	8,089	—

Total gross deferred tax assets	28,549,142	29,227,167

Less: valuation allowance	(630,000)	(720,000)

Net deferred tax assets	27,919,142	28,507,167
Deferred tax liabilities:
Property and equipment	(20,758,388)	(18,755,924)

Total deferred tax asset	$7,160,754	$9,751,243

The change in the valuation allowance during 2008 was comprised of increases of $56,000 for state NOL’s expected to expire unused in future periods offset by $146,000 in state NOL’s that expired unused, which were previously provided for.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

The Company files income tax returns in the U.S., and various state and local jurisdictions. The Company is not currently under examination by the IRS. Federal tax returns remain subject to examination for 3 years after a tax net operating loss is utilized, accordingly the tax returns may remain subject to audit beyond the original statute of limitations State jurisdictions also remain subject to examination.

The Company believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

(8)	Employee Benefit Plans

(a) 401(k). The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all of the Company’s employees. The Company matches up to 4% of participating employees’ contributions. Company contributions, net of forfeitures, totaled $254,055 in 2008, $219,857 in 2007, and $178,541 in 2006.

(b) Stock Option Plans. In 1993, the Company adopted the Great Lakes Aviation, Ltd. 1993 Stock Option Plan and the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan (collectively, the Plans). The Plans permitted the grant of stock options in the aggregate of 1,300,000 shares of the Company’s common stock to key employees, officers, and directors of the Company. Pursuant to their terms, both Plans expired on October 31, 2003, and no options have been granted after October 31, 2003. However, all outstanding options shall remain in effect until such outstanding options have either expired or been cancelled.

Options granted under the Plans become 20% vested upon the completion of 12 continuous months of employment from the date of grant, with additional 20% vesting in each subsequent 12-month period of employment over a continuous five-year period. The options expire 10 years from the date of grant. Options are forfeited upon termination from employment for reasons other than retirement, death, or disability.

During the year ended December 31, 2008, there were no options granted. On April 10, 2008 Douglas G. Voss, the Company’s Chairman and major shareholder, exercised his option to purchase 200,000 shares of common stock at an exercise price of $0.40 per share. The Great Lakes Aviation, Ltd. 1993 Stock Option Plan and the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan both expired in 2003 and, therefore, no new options may be granted under either of these stock option plans. Mr. Voss’ options to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share were granted under the Great Lakes Aviation, Ltd. 1993 Stock Option Plan prior to the expiration of such plan and such options were exercisable until June 30, 2008. Mr. Voss elected not to exercise any of these options prior to their expiration on June 30, 2008. Mr. Vernon Mickelson’s options to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.75 per share were granted under the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan prior to the expiration of such plan and such options were exercisable until December 28, 2008. Mr. Mickelson elected not to exercise any of these options prior to their expiration on December 28, 2008. The Company did not realize any tax deductions related to the exercise of stock options during the years ended December 31, 2008, 2007 and 2006. The Company will record such deductions to additional paid in capital when realized. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2008 and 2007 was $363,924 and $968,561 respectively. There is no unrecognized compensation cost from unvested stock options at December 31, 2008.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

A summary of the option activity under all stock option plans during the year ended December 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Outstanding at January 1, 2008	550,000	$0.94

Granted	—	—
Canceled	(120,000)	2.75
Exercised	(200,000)	0.40

Outstanding at December 31, 2008	230,000	$0.48	4

Options exercisable at December 31, 2008	230,000	$0.48	4

(9)	Income Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented:

	2008			2007			2006
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic income per share attributable to common stockholders	$1,941,344	14,237,325	$0.14	$18,213,712	14,077,093	$1.29	$15,679,065	14,071,970	$1.11

Effect of dilutive securities:
Stock options	—	176,882	(0.01)	—	368,803	(0.03)	—	307,587	(0.02)

Diluted income per share attributable to common stockholders	$1,941,344	14,414,207	$0.13	$18,213,712	14,445,896	$1.26	$15,679,065	14,379,557	$1.09

For the years ended December 31, 2008, there were no stock options excluded from the calculation of diluted earnings per share. For the years ended December 31, 2007, and 2006, the number of stock options that were excluded from the calculation of diluted earnings per share, because the exercise of such options would have been anti-dilutive, totaled approximately 120,000 and 120,000, respectively.

Under the Amended Agreement, the Company is prohibited from paying dividends.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

(10)	Transactions with Affiliates

The Company rents six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for the leases were $28,500 in 2008, $28,500 in 2007, and $28,500 in 2006.

As of December 31 2008, Raytheon owned 5,371,980 shares of common stock of the Company, representing an approximate 37.6% interest in the Company’s outstanding common stock.

As of December 31 2008, Mr. Douglas Voss controlled 5,581,000 shares of common stock of the Company, representing an approximate 39.1% interest in the Company’s outstanding common stock.

(11)	Commitments and Contingencies

Litigation. The Company is a party to other ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Union Agreements. The Company’s pilots are represented by the International Brotherhood of Teamsters (IBT). In May 2006, the Company and the IBT agreed to binding arbitration to achieve a new three year labor agreement. On September 16, 2006, the arbitrator ruled on terms that resulted under a labor agreement that will not become amendable until September 16, 2009.

The Company’s flight attendants are also represented by the International Brotherhood of Teamsters, and the Company’s agreement with the flight attendants became amendable on April 1, 2002. Negotiations with the flight attendants are not active at the present time.

The Company’s mechanics and maintenance clerks are represented by the International Association of Machinists and Aerospace Workers (IAM). The collective bargaining agreements between the Company and the clerks and mechanics represented by IAM, District 143, became amendable in 2002 and 2005, respectively. In August of 2007, approximately sixteen months after collective bargaining sessions had ended, the IAM invoked National Mediation Board (“NMB”) assistance. That bargaining is ongoing.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

(12)	Selected Quarterly Financial Data

The following table presents selected quarterly unaudited financial data for quarters during the year ended December 31, 2008 and 2007 (in thousands, except for per share information):

2008	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter	Total Year
Operating revenues	$25,940	$27,838	$31,292	$31,087	$116,157
Operating income	941	667	1,461	3,776	6,845
Net income	211	17	246	1,467	1,941
Net income per share
Basic	$0.02	$0.00	$0.02	$0.10	$0.14
Diluted	0.01	0.00	0.02	0.10	0.13
Weighted average shares outstanding
Basic	14,092	14,272	14,292	14,292	14,237
Diluted	14,435	14,434	14,472	14,453	14,414

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Operating revenues	$21,012	$23,727	$26,673	$26,748	$98,160
Operating income	792	1,681	4,333	3,729	10,535
Net income	197	1,023	4,176	12,818	18,214
Net income per share
Basic	$0.01	$0.07	$0.30	$0.91	$1.29
Diluted	0.01	0.07	0.29	0.89	1.26
Weighted average shares outstanding
Basic	14,072	14,072	14,079	14,085	14,077
Diluted	14,452	14,445	14,443	14,437	14,446

(1)	As described in Note 7, the Company made immaterial corrections in 2007, which resulted in a corresponding change to the third quarter of 2008. This resulted in a reduction of income tax expense as reported for the three months ended September 30, 2008 from $952,422 as previously reported to $624,422 as revised. This also resulted in an increase in net income as previously reported for the three months ended September 30, 2008 of ($82,424) to $245,576 as revised.

In the fourth quarter of 2007, the Company recorded a $9.6 million income tax benefit as the result of releasing its deferred tax asset valuation allowance. In the second quarter of 2007, the Company recognized gains from extinguishment of debt of $0.4 million.

The above financial data includes normal recurring adjustments and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of such financial data. The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

(13)	Subsequent Event

In the first quarter of 2009, the Company entered into two operating leases for Beechcraft 1900D aircraft, without engines, which are accounted for under operating lease agreements. The lease agreements require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. The lease agreements do not require any additional payments for consumption of any of the airframe components.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(f)) that is designed to provide reasonable assurance that information that is required to be disclosed is accumulated and communicated to management timely. At the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be disclosed in the Company’s periodic filings with the SEC.

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

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on this assessment, management believes that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

We incorporate by reference the information contained under the captions “Proposal 1 – Election of Directors,” “Our Board of Directors and Committees,” and “Section 16(a) Beneficial Reporting Compliance” in our definitive proxy statement for the 2009 annual meeting of shareholders.

Executive Officers

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding the Company’s executive officers is provided in Part I of our Form 10-K under a separate caption.

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

We incorporate by reference the information contained under the captions “Executive Compensation,” “Our Board of Directors and Committees,” “Compensation Committee Interlocks,” “and “Non-Employee Director Compensation” in our definitive proxy statement for the 2009 annual meeting of shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2009 annual meeting of shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information contained under the captions “Certain Relationships and Related Transactions,” and “Our Board of Directors and Committees” in our definitive proxy statement for the 2009 annual meeting of shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information contained under the captions “Principal Accounting Fees and Services” in our definitive proxy statement for the 2009 annual meeting of shareholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial statements of the Company included in Item 8, “Financial Statements and Supplementary Data”:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2008 and 2007

(iii)	Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

(iv)	Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2008, 2007 and 2006

(v)	Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

(vi)	Notes to Financial Statements

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

GREAT LAKES AVIATION, LTD.

Dated: March 30, 2009	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael O. Matthews
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

Signature	Title	Date

/s/ Douglas G. Voss	Chairman of the Board and President	March 30, 2009
Douglas G. Voss

/s/ Charles R. Howell IV	Chief Executive Officer	March 30, 2009
Charles R. Howell IV	(Principal Executive Officer)

/s/ Michael O. Matthews	Vice President and	March 30, 2009
Michael O. Matthews	Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ Vernon A. Mickelson	Director	March 30, 2009
Vernon A. Mickelson

/s/ Ivan L. Simpson	Director	March 30, 2009
Ivan L. Simpson

/s/ James Link	Director	March 30, 2009
James Link

/s/ Allan R. Moulton III	Director	March 30, 2009
Allan R. Moulton III

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

10.2	Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan. (1)

10.3	Great Lakes Aviation, Ltd. Employee Stock Purchase Plan. (1)

10.4	Amended and Restated Restructuring Agreement dated as of March 9, 2007 by and between the Company and Raytheon Aircraft Credit Corporation. (9)

10.5	Senior Note, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (9)

10.6	First Amendment to Security Agreement dated as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (9)

10.7	Form of Amended and Restated Promissory Note relating to 1900D aircraft, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (9)

10.8	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.9	Fifth Amendment to Security Agreement, dated as of March 9, 2007 by and between Raytheon Aircraft Credit Corporation and the Company. (9)

10.10	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Aircraft Credit Corporation and the Company. (2)

10.11	Form of First Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (9)

10.12	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (2)

10.13	Employment Agreement, dated December 31, 2002, by and between Charles R. Howell IV and the Company. (2)

10.14	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (3)

10.15	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (3)

E-1

10.16	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.17	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (5)

10.18	Term Cost Plan Agreement™ dated April 1, 2004 executed by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (5)

10.19	Amended and Restated Term Cost Plan Agreement™ dated July 19, 2006 by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (7)

10.20	Settlement Agreement entered into as of December 20, 2006, by and between Boeing Capital Corporation and the Company. (8)

10.21	Second Amendment to Amended and Restated Restructuring Agreement, entered into as of June 30, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (10)

10.22	Third Amendment to Amended and Restated Restructuring Agreement, entered into as of July 30, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (10)

10.23	Second Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company, dated November 1, 2007. (11)

14	Code of Ethics. Available on the Company’s web site.

23.1	Consent of KPMG LLP. Filed herewith.

24	Powers of Attorney. Included on signature page to Form 10-K.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer. Filed herewith.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer). Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer. Filed herewith.

E-2

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 0-23224)

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23224)

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. (File No. 0-23224)

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. (File No. 0-23224)

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. (File No. 0-23224)

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 27, 2006. (File No. 0-23224)

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (File No. 0-23224)

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. (File No. 0-23224)

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (File No. 0-23224)

E-3