Form 10-K/A
period 2008-12-31
GREAT LAKES AVIATION LTD
filed 2009-04-29
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of registrant’s most recently completed second fiscal quarter was $7,114,587.

The number of shares of common stock outstanding as of April 29, 2009 was 14,291,970.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors

The following table and narrative provide information concerning the members of our board of directors as of April 29, 2009. Our directors are elected by a plurality of the votes cast. Each director has been appointed to serve until the next annual meeting of shareholders and until their respective successors are elected and duly qualified. There are no familial relationships between any director or officer.

Name	Age	Principal Occupation	Position with Company	Director Since
Douglas G. Voss	54	Chairman of the Board of Directors and President of Great Lakes Aviation, Ltd.	Chairman of the Board of Directors and President of Great Lakes Aviation, Ltd.	1979

James R. Link(1)(2)(3)	64	Business Consultant	Director	2005

Vernon A. Mickelson(1)(2)(3)	82	Business Consultant	Director	1994

A.R. Moulton, III(1)	67	Managing Director of Airline Capital Associates and a Financial Advisor	Director	2005

Ivan L. Simpson(1)(2)(3)	57	Airline Transport Pilot for American Airlines	Director	1997

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating committee.

Douglas G. Voss. Mr. Voss co-founded the Company in 1979 and served in the position of Chief Executive Officer from the Company’s inception until December 31, 2002. Mr. Voss has served as a director of the Company since the Company’s inception and became Chairman of the Board of Directors and President on December 31, 2002. Mr. Voss was initially licensed as a private pilot in 1974 and today holds both an Airline Transport Pilot Certificate and Airframe and Powerplant Mechanic Certificates. Mr. Voss is a graduate of Colorado Aero Tech. Mr. Voss has previously served the Company in the FAA Air Carrier Certificate required operational control positions of Director of Operations and Director of Maintenance.

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

Vernon A. Mickelson. Mr. Mickelson became a director of the Company in January 1994. For more than the past 20 years, Mr. Mickelson has been self-employed as a business consultant. He provided services to the Company concerning matters involving FAA regulatory compliance and maintenance quality control from 1988 to 1994. Mr. Mickelson has worked in the aviation industry since

1949, primarily in the field of aircraft manufacturing and maintenance. From 1969 to 1988, Mr. Mickelson was employed by the FAA in Flight Standards as principal inspector and supervisor of FAA maintenance and avionics inspectors assigned in the states of Indiana and Iowa. In his career, he has held or holds several FAA maintenance certificates and FAA designations in aircraft maintenance in addition to holding a commercial pilot’s certificate. Mr. Mickelson is a graduate of Spartan School of Aeronautics (1948-49), specializing in airline service maintenance.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year and furnished to the registrant with respect to its most recent fiscal year, all applicable Section 16(a) filing requirements were met.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics satisfies the requirements of Item 406(b) of Regulation S-K. Our code of ethics is posted on the Company’s web site at www.flygreatlakes.com and is available in print upon written request to our Corporate Secretary at Great Lakes Aviation, Ltd., 1022 Airport Parkway, Cheyenne, WY 82001. We intend to disclose any amendments to or waivers from a provision of our code of ethics that requires disclosure on our website at www.flygreatlakes.com.

Audit Committee Matters

We have an audit committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act, comprised of James R. Link, Vernon A. Mickelson, A.R. Moulton, III and Ivan L. Simpson. Under NASDAQ Marketplace Rules that would apply if our common stock was listed on NASDAQ, each member of the audit committee would be required to (i) be independent as defined under Rule 5605(a)(2) (formerly 4200(a)(15)) of the NASDAQ Marketplace Rules; (ii) meet the criteria for independence set forth in Rule 10A-3 under the Exchange Act; (iii) not have participated in the preparation of the financial statements of our company or any current subsidiary of our company at any time during the past three years, and (iv) be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. Our company’s board of directors has determined that each member of the audit committee would meet these requirements.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2008 and 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(a)	Total ($)
Charles R. Howell IV Chief Executive Officer	2008 2007	155,000 136,042	0 40,000	3,300 3,321	158,300 179,363

Michael O. Matthews Vice President and Chief Financial Officer	2008 2007	150,000 122,615	0 40,000	6,800 5,305	156,800 167,920

Douglas G. Voss Chairman of the Board of Directors and President	2008 2007	175,000 145,208	0 80,000	0 0	175,000 225,208

(a)	Represents matching contributions made by the company on behalf of Mr. Howell and Mr. Matthews under our 401(k) retirement savings plan. These matching contributions are subject to vesting in accordance with the terms of the plan. See discussion below under “Retirement Savings Plan.”

Employment Agreement

On December 31, 2002, we entered into a two-year employment agreement with Mr. Voss under which he serves as Chairman of the Board of Directors. The agreement specifies a base salary of $120,000 annually and entitles him to participate in the Company’s compensation and benefit plans. Subsequent to entering into this agreement, we amended the compensatory arrangements under the agreement to increase the annual base salary payable thereunder. The agreement provides that it may be terminated by either party upon six months’ notice. In addition, under the agreement, if we terminate Mr. Voss without cause, or if he terminates because of the company’s breach of the agreement, he would receive his regular base pay for the remainder of the contract period. Our company and Mr. Voss have agreed to continue operating under this agreement until such time as a new agreement become effective.

We currently do not have any other employment agreements with our executive officers, and do not have any other arrangements between our company and our executive officers in connection with termination of employment, change of control of our company, or any changes to the executive officer’s responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards held by our named executive officers as of December 31, 2008:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Charles R. Howell IV	200,000	(a)	0	0.40	12/30/2012
Michael O. Matthews	0		0	N/A	N/A
Douglas G. Voss	0		0	N/A	N/A

(a)	These options vested as to 100,000 shares on each of December 31, 2003 and December 31, 2004.

Retirement Savings Plan

We provide a 401(k) Retirement Savings Plan in which our employees, including the executive officers, may participate. The plan permits all employees to contribute a portion of their pay into the 401(k) Retirement Savings Plan and the company matches one hundred percent (100%) of the first four percent (4%) contributed by an employee up to the statutory maximum. Employee contributions are vested immediately, while matching contributions by the company vest 20% after two years of service with the company, and 20% for each year of service thereafter until fully vested. The participation of the executive officers is on the same terms as any other participant in the plan.

Director Compensation

Our directors who are not employees of the company are paid a director fee consisting of a quarterly retainer fee of $1,000, $1,000 per day for each board conference attended and $1,000 for each board or committee meeting attended, plus reimbursement for all out-of-pocket expenses incurred on behalf of the company.

The following table sets forth information concerning the compensation of our non-employee directors for fiscal year 2008:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
James R. Link	13,000	0	13,000
Vernon A. Mickelson	16,000	0	16,000
A.R. Moulton, III	13,000	0	13,000
Ivan L. Simpson	13,000	0	13,000

Messrs. Link, Mickelson, Moulton and Simpson received $4,000 in quarterly retainer fees and $5,000 for five audit committee meetings. Messrs. Link, Mickelson and Simpson received $1,000 for one compensation committee meeting. Mr. Mickelson received $6,000 for six days of board conferences, Mr. Simpson and Mr. Link received $3,000 for three days of board conferences and Mr. Moulton received $4,000 for four days of board conferences.

The following table sets forth information concerning the outstanding stock options held by our non-employee directors as of December 31, 2008:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James R. Link	0		0	N/A	N/A
Vernon A. Mickelson	0		0	N/A	N/A
A.R. Moulton, III	0		0	N/A	N/A
Ivan L. Simpson	5,000	(a)	0	1.31	5/17/2011
“	5,000	(b)	0	0.31	5/17/2012

(a)	These options vested in their entirety on May 17, 2002.
(b)	These options vested in their entirety on May 17, 2003.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of the common stock as of April 29, 2009, by (i) each person known to the Company to own beneficially 5% or more of the common stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the summary compensation table, and (iv) all directors and executive officers of the Company as a group. The percentage of beneficial ownership is based on 14,291,970 shares outstanding as of April 29, 2009. Any shares that are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of common stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown, and none of the listed shares has been pledged as security. Unless otherwise indicated, the address for each listed shareholder is c/o Great Lakes Aviation, Ltd., 1022 Airport Parkway, Cheyenne, Wyoming 82001.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock (1)
Douglas G. Voss	5,581,000	(2)(3)	39.0%

Raytheon Aircraft Credit Corporation 10511 E. Central Avenue Wichita, Kansas 67206	5,371,980		37.6%

Gayle R. Brandt 256 Emerald Meadows Drive Arnolds Park, Iowa 51331	1,915,000	(2)(3)	13.4%

Iowa Great Lakes Flyers, Inc. 10400 Milliron Road Cheyenne, Wyoming 82009	1,216,000	(4)	8.5%

Charles R. Howell IV	200,000	(5)	1.4%

Vernon A. Mickelson 1209 3rd Avenue West Spencer, Iowa 51301	17,000		*

Ivan L. Simpson 15239 215th Ave. Spirit Lake, Iowa 51360	20,450	(6)	*

James R. Link	0		0

Michael O. Matthews	0		0

A.R. Moulton, III	0		0

All directors and executive officers as a group (8 persons)	5,840,880	(7)	40.2%

*	Represents less than 1%.
(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” as set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person, as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of April 29, 2009. The same shares may be beneficially owned by more than one person.
(2)	Mr. Voss is the beneficial owner of 2,450,000 shares. Ms. Brandt is the record owner of 1,915,000 shares. The 1,915,000 shares owned by Ms. Brandt and the 1,216,000 shares owned by Iowa Great Lakes Flyers, Inc. are included in the 5,581,000 shares reported by Mr. Voss.
(3)

Ms. Brandt has granted to Mr. Voss an irrevocable proxy to vote her shares until June 28, 2010. Mr. Voss and Ms. Brandt have also entered into a Shareholder Buy-Sell Agreement with respect to such shares. The term of the agreement is until June 28, 2010 or until such time as Ms. Brandt does not own any shares or the Company is dissolved or liquidated. Pursuant to the agreement, Ms. Brandt has the right to require Mr. Voss to purchase her shares for a share price to be negotiated or at market price, as defined in the agreement, up to a total purchase amount not to exceed $50,000 per year. Mr. Voss has a right of first refusal to purchase for the market price any shares that Ms. Brandt desires to sell. The agreement also provides Mr. Voss the option to purchase any shares at any time during the term of the agreement for the market price of shares of common stock. The agreement provides that in any transaction in which Mr. Voss sells greater than 5% of his shares, Mr. Voss has the right to compel Ms. Brandt to include the shares held by her in such transaction on the same terms as the shares of Mr. Voss. In turn, Ms. Brandt has the right to have her shares included by Mr. Voss in any such transaction on a pro rata basis. The agreement also provides Mr. Voss with the right to purchase the shares at the market price upon the death of Ms. Brandt or upon an involuntary disposition of the shares held by Ms. Brandt.

(4)	Beneficial ownership of these shares of Common Stock is shared with Douglas G. Voss.
(5)	Represents 200,000 shares subject to currently exercisable options.
(6)	Includes 10,000 shares subject to currently exercisable options.
(7)	Includes an aggregate of 230,000 shares subject to currently exercisable options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	230,000	$0.48	0

Equity compensation plans not approved by security holders	0	0	0

Total	230,000	$0.48	0

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval or Ratification of Transactions with Related Persons

The audit committee of our board of directors is responsible for reviewing any proposed transaction with a related person. In May 2007, our audit committee charter was amended to include a policy providing for the review and approval of related person transactions requiring disclosure under Rule 404(a) of Regulation S-K. This policy states that the audit committee is responsible for reviewing and approving or disapproving all proposed interested transactions, which are defined as any transaction, arrangement or relationship in which (a) the amount involved may be expected to exceed $120,000 in any fiscal year, (b) the Company will be a participant, and (c) a related person has a direct or indirect material interest. A related person is defined as an executive officer, director or nominee for director, or a greater than five percent beneficial owner of the Company’s common stock, or an immediate family member of the foregoing. The policy deems certain interested transactions to be pre-approved, including the employment and compensation of executive officers and compensation paid to directors. All future transactions between our company and its executive officers, directors and principal shareholders and their affiliates will be approved by the audit committee pursuant to the foregoing policy.

Transactions with Related Persons

Raytheon Aircraft Credit Corporation. As of April 29, 2009, Raytheon Aircraft Credit Corporation (“Raytheon”) owned 5,371,980 shares of our common stock, representing an approximate 37.6% interest in our outstanding common stock. We issued the shares to Raytheon in December 2002 as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring.

Raytheon is our principal creditor. The following table sets forth, as of December 31, 2008, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt and the additional amounts of current and long-term debt recorded by the Company pursuant to SFAS No. 15:

December 31, 2008
Long-term debt:
Raytheon Aircraft Credit Corporation - principal	$55,948,889
Raytheon carrying value under SFAS No. 15	3,461,892

Total long-term debt	59,410,781

Less:
Current maturities of long-term debt	(6,114,138)
Current portion of SFAS No. 15	(1,516,336)

Total current portion	(7,630,474)

Total long-term portion	$51,780,307

The Raytheon debt consists of 25 aircraft notes secured by Beechcraft model 1900D aircraft, a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and all other assets of the Company, and an Engine Note which is unsecured. On March 9, 2007, the Company and Raytheon entered into an Amended and Restated Restructuring Agreement (the “Amended Agreement”), which amends and restates in its entirety the Restructuring Agreement between the Company and Raytheon dated as of December 31, 2002 (the “2002 Restructuring Agreement”). Pursuant to the Amended Agreement, the Company issued to Raytheon 25 amended and restated promissory notes (the “Aircraft Notes”), each secured by an amended security agreement covering the related aircraft. The Aircraft Notes replaced the existing notes issued by the Company to Raytheon on December 31, 2002. Each of the Aircraft Notes has an original principal amount of $2.2 million, for a total principal amount of $52.9 million, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments with interest in arrears starting on March 30, 2007. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1.3 million will be due for each aircraft. See Note 6 to the financial statements of our Form 10-K for a complete description of the Amended Agreement, including the continuing rights and obligations of the parties.

In addition, in the fourth quarter of 2008 we entered into agreements with Raytheon to lease three Beechcraft model 1900D aircraft with attached engines. We expensed rental payments for the year of $86,968 for these three leases. We subsequently entered into three additional leases for 1900D aircraft without engines under the same form of lease, two in the first quarter of 2009 and one in April 2009. The lease agreements provide for the early termination after the first anniversary of the leases by either Raytheon or Great Lakes. Annualized amounts of the contractual obligations under the terms of the six operating lease agreements aggregate to $1,386,000.

Other than as set forth above, we have no transactions requiring disclosure under Item 404(a).

Director Independence

Our company’s board of directors is comprised of a majority of “independent” directors as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. Our independent directors are James R. Link, Vernon A. Mickelson, A.R. Moulton, III and Ivan L. Simpson. Douglas G. Voss, our Chairman and President, is not an independent director. Our board of directors has an audit committee, compensation committee and nominating committee. Each committee consists solely of members who are independent as defined in the applicable Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the audit committee is independent as defined in Exchange Act Rule 10A-3 and each member of the compensation committee is a non-employee director as defined in Rule 16b-3 of the Exchange Act and is an outside director as defined in Section 162(m) of the Internal Revenue Code.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of KPMG LLP has been our independent auditors since 1998. Fees paid to KPMG LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services rendered by KPMG LLP for the years ended December 31, 2008 and 2007 were $438,195 and $342,465, respectively. Audit services consisted primarily of the audit and quarterly reviews of our financial statements, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, accounting and financial reporting consultations, and research work necessary to comply with generally accepted accounting principles.

Audit-Related Fees. Fees for audit-related services provided during the years ended December 31, 2008 and 2007 were $45,500 and $68,250, respectively. Audit-related services consisted primarily of professional services provided with respect to yearly audits of our 401(k) employee savings plan and Passenger Facility Charge audits.

Tax Fees. Fees for tax services billed during the years ended December 31, 2008 and 2007 were $33,555 and $24,921, respectively. Tax services included professional services provided for preparation of federal and state tax returns, review of tax returns prepared by the company, assistance in assembling data to respond to governmental review of past tax filings, and tax advice, exclusive of tax services rendered in connection with the audit.

All Other Fees. During the fiscal year 2008 and fiscal year 2007, no other services were provided by KPMG LLP to the company.

Audit Committee Pre-Approval Policies and Procedures

The charter of our audit committee provides that the audit committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for our company by the independent auditors, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent auditors include the committee reviewing a budget for audit services, audit-related services, tax services, and other services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are anticipated at the time the budget is submitted. Committee approval would be required to exceed the budgeted amount for a particular category of services or to engage the independent auditors for any services not included in the budget. Budgeted amounts were not exceeded in 2008. The audit committee periodically monitors the services rendered by, and actual fees paid to, the independent auditors to ensure that such services are within the parameters approved by the committee. The text of the audit committee charter is posted on our web site at www.flygreatlakes.com. The audit committee pre-approved all of the services we received from KPMG LLP during fiscal year 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: April 29, 2009	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Douglas G. Voss	Chairman of the Board, President	April 29, 2009
Douglas G. Voss	and Director

/s/ Charles R. Howell IV	Chief Executive Officer	April 29, 2009
Charles R. Howell IV	(Principal Executive Officer)

/s/ Michael O. Matthews	Vice President and	April 29, 2009
Michael O. Matthews	Chief Financial Officer (Principal Accounting and Financial Officer)

*	Director
Vernon A. Mickelson

*	Director
Ivan L. Simpson

*	Director
James Link

*	Director
A.R. Moulton, III

* By	/s/ Charles R. Howell IV	April 29, 2009
Charles R. Howell IV
Attorney-in-Fact

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

3.3	Amendment to Amended and Restated Articles of Incorporation. (2)

4.1	Specimen Common Stock Certificate. (1)

10.1	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (1)

10.2	Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan. (1)

10.3	Amended and Restated Restructuring Agreement dated as of March 9, 2007 by and between the Company and Raytheon Aircraft Credit Corporation, including First Amendment to Amended and Restated Restructuring Agreement, entered into as of March 23, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (3)

10.4	Senior Note, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (3)

10.5	First Amendment to Security Agreement dated as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (3)

10.6	Form of Amended and Restated Promissory Note relating to 1900D aircraft, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (3)

10.7	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (4)

10.8	Fifth Amendment to Security Agreement, dated as of March 9, 2007 by and between Raytheon Aircraft Credit Corporation and the Company. (4)

10.9	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Aircraft Credit Corporation and the Company. (4)

10.10	Form of First Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (3)

10.11	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (4)

10.12	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (5)

10.13	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (5)

E-1

10.14	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (6)

10.15	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (7)

10.16	Amended and Restated Term Cost Plan Agreement™ dated July 19, 2006 by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (8)

10.17	Second Amendment to Amended and Restated Restructuring Agreement, entered into as of June 30, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (9)

10.18	Third Amendment to Amended and Restated Restructuring Agreement, entered into as of July 30, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (9)

10.19	Second Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company, dated November 1, 2007. (10)

10.20	Form of Aircraft Lease by and between Raytheon Aircraft Credit Corporation and the Company.

23.1	Consent of KPMG LLP.*

24	Powers of Attorney.*

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed May 21, 1999. (File No. 0-23224)
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (File No. 0-23224)
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 0-23224)

E-2

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 0-23224)
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 0-23224)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. (File No. 0-23224)
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. (File No. 0-23224)
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. (File No. 0-23224)
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (File No. 0-23224)
*	Previously filed.

E-3