Form 10-Q
period 2009-03-31
GREAT LAKES AVIATION LTD
filed 2009-05-14
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

i

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash	$3,358,346	$3,494,484
Accounts receivable	8,603,292	8,497,958
Inventories	4,830,510	4,272,261
Prepaid expenses and other current assets	610,069	785,523
Current deferred tax assets	2,247,592	2,247,592

Total current assets	19,649,809	19,297,818

Property and equipment:
Flight equipment	112,180,727	112,168,728
Other property and equipment	8,822,622	8,713,039
Less accumulated depreciation and amortization	(61,775,375)	(60,499,510)

Total property and equipment	59,227,974	60,382,257

Other assets	1,701,291	1,623,669
Long-term deferred tax assets	4,788,023	4,913,162

Total assets	$85,367,097	$86,216,906

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$7,669,706	$7,630,474
Accounts payable	4,479,429	3,717,501
Accrued liabilities	4,818,309	4,863,493

Total current liabilities	16,967,444	16,211,468

Long-term debt, net of current maturities	50,198,674	51,780,307
Other long-term liabilities	606,094	711,062
Deferred credits	117,400	129,110

Total liabilities	67,889,612	68,831,947

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares No shares issued and outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares Issued and outstanding: 14,291,970 shares at March 31, 2009 and at December 31, 2008	142,920	142,920
Paid-in capital	33,568,669	33,568,669
Accumulated deficit	(16,234,104)	(16,326,630)

Total stockholders’ equity	17,477,485	17,384,959
Commitments and contingencies

Total liabilities and stockholders’ equity	$85,367,097	$86,216,906

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Operating Revenues:
Passenger	$13,863,559	$18,485,265
Public service	13,823,555	7,201,609
Freight, charter, and other	264,252	253,580

Total operating revenues	27,951,366	25,940,454

Operating expenses:
Salaries, wages, and benefits	7,671,580	6,097,041
Aircraft fuel	5,559,271	7,992,089
Aircraft maintenance, materials, and repairs	5,202,203	3,251,193
Depreciation and amortization	1,353,239	1,423,610
Aircraft rental	438,029	155,025
Other rentals and landing fees	1,753,746	1,341,786
Other operating expenses	5,196,295	4,739,210

Total operating expenses	27,174,363	24,999,954

Operating income	777,003	940,500
Other income (expense):
Interest expense, net	(559,338)	(594,780)

Income before income taxes	217,665	345,720

Income tax expense	125,139	134,981

Net income	$92,526	$210,739

Net income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.01

Weighted average shares outstanding:
Basic	14,291,970	14,091,970
Diluted	14,454,718	14,434,749

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,526	$210,739
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,353,239	1,423,610
Amortization of SFAS No. 15 Deferred gain	(384,250)	(431,440)
Loss on items beyond economic repair	32,432	23,192
Deferred taxes	125,139	118,714
Change in current operating items:
Increase in accounts receivable	(105,334)	(1,629,300)
(Increase) Decrease in inventories	(558,249)	1,876,927
Decrease in prepaid expenses and other current assets	175,454	505,451
(Increase) Decrease in other assets	(77,622)	16,241
Increase in accounts payable	761,928	142,123
Increase (Decrease) in accrued and other liabilities	(161,862)	707,450

Net cash provided by operating activities	1,253,401	2,963,707

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(231,388)	(330,255)

Net cash used in investing activities	(231,388)	(330,255)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(1,158,151)	(1,635,249)

Net cash used in financing activities	(1,158,151)	(1,635,249)

NET INCREASE (DECREASE) IN CASH	(136,138)	998,203

Cash
Beginning of period	3,494,484	4,044,745

End of period	$3,358,346	$5,042,948

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$944,558	$1,055,018
Cash paid during the period for taxes	$58,550	$30,200

See accompanying notes to the financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

March 31, 2009

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Great Lakes Aviation, Ltd. (Great Lakes or the Company) considers its critical accounting policies involving more significant judgments and estimates to be those related to impairment of long-lived assets, valuation allowance on deferred income tax assets, and depreciation and residual values for property and equipment. Actual results could differ from those estimates.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company adopted the provisions FAS 157 on January 1, 2008. The adoption of FAS 157 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”. This Statement replaces SFAS No. 141, “Business Combinations” however it retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses and establishes the acquisition date as the date the acquirer achieves control. Statement No. 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. The Company adopted the provisions of SFAS No. 141(R) on January 1, 2009. The adoption of SFAS No. 141(R) did not have an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of SFAS 161 effective January 1, 2009. The adoption of SFAS 161 did not have an impact on the Company’s financial statements.

NOTE 2. Stock Based Compensation

For the quarters ended March 31, 2009 and 2008, there were no options granted, exercised, cancelled or forfeited. The Great Lakes Aviation, Ltd. 1993 Incentive Stock Option Plan and Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan both expired in 2003 and, therefore, no new options may be granted under either of these stock option plans. The Company did not realize any tax deductions related to the exercise of stock options during the quarters. The Company will record any such deductions to additional paid in capital when realized. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2009 and 2008 was $264,706 and $744,288 respectively. There was no unrecognized compensation cost from unvested stock options upon the adoption of SFAS 123(R) on January 1, 2007.

NOTE 3. Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2009	2008
Numerator:
Net income	$92,526	$210,739
Denominator:
Weighted average shares outstanding, basic	14,291,970	14,091,970
Dilutive effect of employee stock options	162,748	342,779

Weighted average shares outstanding, diluted	14,454,718	14,434,749

Net income per share, basic	$0.01	$0.02
Net income per share, diluted	$0.01	$0.01

For the three months ended March 31, 2009, no outstanding options were excluded from the calculation of net income per diluted common share as the exercise prices of all such options were lower than the average market price of common stock for the period. For the three months ended March 31, 2008, outstanding options to purchase 120,000 shares were excluded from the calculation of net income per diluted common share as the exercise price of such options was higher than average market price of common stock for the period.

NOTE 4. Accrued Liabilities.

Accrued liabilities consisted of the following balances at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Accrued expenses	$254,137	$173,137
Unearned revenue	2,428,598	2,421,495
Accrued property taxes	212,660	375,007
Accrued payroll	1,922,914	1,893,854

Total accrued liabilities	$4,818,309	$4,863,493

NOTE 5. Notes Payable and Long-Term Debt

The following table sets forth, as of March 31, 2009 and December 31, 2008, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt and the additional amounts of current and long-term debt recorded by the Company pursuant to SFAS No. 15:

	March 31, 2009	December 31, 2008
Long-Term Debt:
Raytheon Aircraft Credit Corporation - principal	$54,790,736	$55,948,889
Raytheon carrying value under SFAS No. 15	3,077,644	3,461,892

Total long-term debt	57,868,380	59,410,781

Less
Current maturities of long-term debt	(6,194,090)	(6,114,138)
Current portion of SFAS No. 15	(1,475,616)	(1,516,336)

Total current portion	(7,669,706)	(7,630,474)

Total long-term portion	$50,198,674	$51,780,307

As of March 31, 2009, the Raytheon Aircraft Credit Corporation (“Raytheon”) debt consisted of 25 Aircraft Notes secured by Beechcraft model 1900D aircraft (the “Aircraft Notes”) and a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and substantially all of the other assets of the Company (the “Senior Note”) (collectively, the “Raytheon Notes.”). Each of the Aircraft Notes bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1.3 million will be due for each aircraft. The Senior Note bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the 30th day of each month. The Senior Note provides for quarterly payments of principal on June 30, September 30, and December 30 of each year until the note matures on December 30, 2015.

The amount of long-term debt also includes additional amounts of debt recorded pursuant to the provisions of SFAS No. 15. This additional amount is being amortized as a reduction of interest expense over the remaining term of the debt. Due to the amortization of the SFAS No. 15 amounts relating to the Company’s restructured debt obligations to Raytheon, the Company’s interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes.

During the first three months of 2009 and 2008, the Company’s contractual interest expense for all long-term debt was $0.9 million and $1.1 million, respectively. In accordance with procedures set forth in SFAS No. 15, the Company amortized $0.4 million of the SFAS No. 15 balances for the three months ending March 31, 2009 and 2008. The Company’s net interest expense on long-term debt obligations, as reflected in the financial statements, net of interest income, was $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

NOTE 6. Related Parties

As of March 31, 2009, Douglas G. Voss, the Company’s Chairman and major shareholder, was the beneficial owner of 5,581,000 shares of the Company’s common stock, representing 39.1% of the outstanding common stock of the Company. Accordingly, Mr. Voss is in a position to control the management and affairs of the Company.

The Company rents six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for these leases were $7,125 and $7,125 for the three months ending March 31, 2009 and 2008, respectively.

As of March 31, 2009, Raytheon owned 5,371,980 shares of our common stock, representing an approximate 37.6% interest in the Company’s outstanding common stock. The Company issued the shares to Raytheon in December 2002 as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. See Note 5 for a discussion of these debt obligations.

In addition, in the fourth quarter of 2008 the Company entered into agreements with Raytheon to lease three Beechcraft model 1900D aircraft with attached engines. In the first quarter of 2009, the Company entered into two additional leases for 1900D aircraft (without engines) under the same form of lease. The Company expensed rental payments for the three months ended March 31, 2009 of $283,004 for five aircraft leased from Raytheon. The lease agreements provide for the early termination after the first anniversary of the leases by either Raytheon or the Company.

NOTE 7. Income Taxes

The Company’s estimated annual effective income tax rate is 42.5% for 2009. The increase in the Company’s effective tax rate stems primarily from permanent differences comprising a larger percentage of projected annual pre-tax income compared to the prior year. The first quarter results also reflect a change in estimated state tax rates of 0.07% or $32,000.

NOTE 8. Subsequent Event

On April 9, 2009, we leased one additional Beechcraft 1900D aircraft (without engines) from Raytheon for a term of three years. The lease agreement provides for the early termination after the first anniversary of the lease by either Raytheon or the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Great Lakes Aviation, Ltd. is a regional airline operating as an independent carrier and as a code share partner with United Airlines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of April 30, 2009, we served 65 airports in 17 states with a fleet of 6 Embraer EMB-120 Brasilias and 31 Raytheon/Beech 1900D regional airliners.

All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code-share agreements with United Airlines and Frontier Airlines at our Albuquerque, Billings, Denver, Kansas City, Ontario, CA and Phoenix hubs. The company also operates hubs in Milwaukee and St. Louis.

We derived approximately 34% of our total revenue from the Essential Air Service program (“EAS”) in 2008. Under the EAS program, the United States Department of Transportation subsidizes flights serving specified communities in order to promote the provision of essential air services. As of April 30, 2009, we served 48 EAS communities on a subsidized basis.

We were incorporated on October 25, 1979 as an Iowa corporation and became a publicly traded company in January 1994.

Essential Air Service Program Activity Subsequent to December 31, 2008

On February 1, 2009 we added service to five additional communities under the EAS program. We initiated service from Glasgow, Glendive, Havre and Wolf Point, MT to Billings, MT; and we commenced service to Grand Island, NE from Kansas City, MO.

On April 7, 2009, we commenced service to Kingman, AZ from Ontario, CA.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

The following table sets forth certain financial information regarding our results of operations for the three months ended March 31, 2009 and 2008.

	2009				2008
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2008	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$13,864	14.3	¢	(25.0)%	$18,485	22.3	¢
Public service	13,823	14.2		91.9	7,202	8.7
Freight, charter and other	264	0.2		3.9	254	0.3

Total operating revenues	27,951	28.8		7.7	25,941	31.3

Operating expenses:
Salaries, wages, and benefits	7,672	7.9		25.8	6,097	7.4
Aircraft fuel	5,559	5.7		(30.4)	7,992	9.6
Aircraft maintenance, materials and repairs	5,202	5.3		60.0	3,251	3.9
Depreciation and amortization	1,353	1.3		(5.0)	1,424	1.7
Aircraft rental	438	0.4		182.6	155	0.2
Other rentals and landing fees	1,754	1.8		30.7	1,342	1.6
Other operating expenses	5,196	5.3		9.6	4,739	5.7

Total operating expenses	27,174	28.0		8.7	25,000	30.1

Operating income	777	0.8		(17.4)	941	1.1

Interest expense, net	(559)	0.5		(6.1)	(595)	(0.7)

Income before income taxes	218	0.2	¢	(37.0)%	346	0.4	¢
Income tax expense	(125)	(0.1)		75.0	(135)	(0.2)

Net income	$93	0.2	¢	(55.9)%	$211	0.3	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended March 31, 2009 and 2008.

	March 31, 2009		Increase (decrease) from 2008	March 31, 2008
Selected Operating Data:
Available seat miles (in thousands) (1)	96,759		16.7%	82,941
Revenue passenger miles (in thousands) (2)	30,513		-19.9%	38,077
Revenue passengers carried	110,352		-21.8%	141,138
Departures flown	22,445		21.5%	18,473
Passenger load factor (3)	31.5%		-31.4%	45.9%
Average yield per revenue passenger mile (4)	45.4	¢	-6.4%	48.5	¢
Revenue per available seat miles (5)	28.9	¢	-7.7%	31.3	¢
Cost per available seat mile (6)	28.1	¢	-6.6%	30.1	¢
Average passenger fare (7)	$125.63		-4.1%	$130.97
Average passenger trip length (miles) (8)	277		2.6%	270
Average cost per gallon of fuel	$1.91		-42.3%	$3.31

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Quarter 2009 to First Quarter 2008

Passenger Revenues. Passenger revenues were $13.9 million in the first quarter of 2009, a decrease of 25.0% from $18.5 million in the first quarter of 2008. The $4.6 million decrease in passenger revenues was primarily attributable to a 31.4% decrease in passenger load factor during the first quarter of 2009 along with a 6.4% decrease in average yield. Our available seat mile (ASM) capacity for the first quarter of 2009 increased 16.7% from the ASM capacity for the first quarter of 2008 as a result of an increase in the number of our regularly scheduled flights.

Public Service Revenues. Public service revenues collected through the Essential Air Service (“EAS”) Program increased 91.9% to $13.8 million during the first quarter of 2009, as compared to $7.2 million during the first quarter of 2008. The increase in public service revenue was mostly due to an increase in the number of communities served by our EAS Program along with rate increases. At March 31, 2009 and March 31, 2008, we served 47 and 30 communities, respectively, on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $0.3 million during the first quarter of 2009, an increase of 3.9% from the first quarter of 2008. The 3.9% increase was due to increases in contract ground handling of another carrier, offset in part by a decrease in cargo revenue and charter income.

Operating Expenses. Total operating expenses were $27.2 million, or 28.0 cents per ASM, in the first quarter of 2009, as compared to $25.0 million, or 30.1 cents per ASM in the first quarter of 2008.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $7.7 million in the first quarter of 2009, an increase of 25.8% from $6.1 million in the first quarter of 2008. The increase in salaries, wages, and benefits was mostly attributable to a 37.2% increase in number of pilots and a 27.8% increase in number of support employees resulting from increased operations, in combination with pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $5.6 million, or 5.7 cents per ASM, in the first quarter of 2009. In comparison, our aircraft fuel and into-plane expense for the first quarter of 2008 was $8.0 million, or 9.6 cents per ASM. The 30.4% decrease in our aircraft fuel expense was attributable to a 42.2% decrease in average cost of fuel per gallon, offset in part by increased consumption as the result of a 16.7% increase in our available seat miles.

The average cost of fuel decreased from $3.31 per gallon in the first quarter of 2008 to $1.91 per gallon in the first quarter of 2009. The effect of the $1.40 decrease in cost per gallon was a decrease in total cost of approximately $3.4 million in the first quarter of 2009. At rates of consumption for the first quarter of 2009, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $120,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $5.2 million during the first quarter of 2009, which was a 60.0% increase from $3.3 million during the first quarter of 2008. The increase was primarily attributable to EMB 120 engine overhauls and accelerated maintenance expenses associated with the preparation of six Company owned Beechcraft 1900D spare engines installed on three Raytheon aircraft leased without engines.

Depreciation and amortization. Depreciation and amortization expense was $1.4 million during the first quarter of 2009, which was consistent with the first quarter of 2008.

Aircraft Rental. Aircraft lease expense was $0.4 million during the first quarter of 2009, which was a 182.6% increase from the $0.2 million during the first quarter of 2008. The increase was attributable to the addition of a total of five 1900D aircraft leases from Raytheon during the fourth quarter of 2008 and the first quarter of 2009.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.8 million during the first quarter of 2009, which was a 30.7% increase from $1.3 million during the first quarter of 2008. The increase is mostly attributable to the 21.5% increase in departures flown and additional cities served.

Other Operating Expenses. Other operating expenses were $5.2 million, or 5.3 cents per ASM, during the first quarter of 2009, an increase of 9.6% from $4.7 million, or 5.7 cents per ASM, during the first quarter of 2008. The increase in other operating expenses was primarily due to increases of approximately $315,000 in pilot training and associated lodging expenses, $100,000 for deicing expenses and $42,000 for other expenses resulting from increased operations.

Interest Expense. Interest expense was $0.6 million during the first quarter of 2009, a decrease of 6% from the first quarter of 2008. The decrease was mostly the result of interest on lower principal balances which was partially offset by a reduction in the SFAS No. 15 credits in interest expense related to the restructured Raytheon debt.

Income Tax Expense. For the three months ended March 31, 2009 and 2008 we recorded an income tax expense of $125,139 and $134,981, respectively. Our estimated annual effective income tax rate is 42.5% for 2009. The increase in the Company’s effective tax rate stems primarily from permanent differences comprising a larger percentage of projected annual pre-tax income compared to the prior year. The first quarter results also reflect a change in estimated state tax rates of 0.07% or $32,000.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire period, since the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by increased travel on our pro-rate routes, historically occurring during the summer months, and unfavorably affected by decreased travel during the months of November through February and by inclement weather in the geographies we serve, which occasionally results in cancelled flights during the winter months.

Liquidity and Capital Resources

Debt and Lease Payment Obligations. The following table summarizes our major debt and lease payment obligations for periods beginning as of April 1 and ending as of March 31 for each of the designated time periods:

	2010	2011-2012	2013-2014	After 2014	Total
Long-term debt - contractual	$6,194,090	$42,185,752	$3,555,543	$2,855,351	$54,790,736
Contractual interest on long-term debt(1)	3,578,164	4,240,458	686,160	182,969	8,687,751

Total debt	9,772,254	46,426,210	4,241,703	3,038,320	63,478,487
Aircraft lease obligations	1,812,000	3,304,028	550,000	—	5,666,028
Non-aircraft lease commitments	1,990,445	—	—	—	1,990,445

Total lease obligations	3,802,445	3,304,028	550,000	—	7,656,473

Total obligations	$13,574,699	$49,730,238	$4,791,703	$3,038,320	$71,134,960

(1)	The amounts shown represent contractual interest payable on the notes and exclude total adjustments of $3,077,644, for all periods, recorded under SFAS 15 to the carrying value of the notes in the financial statements.

Sources and Uses of Cash. As of March 31, 2009, our cash balance was $3.4 million, a $0.1 million decrease from the cash balance of $3.5 million as of December 31, 2008. We made principal payments on debt of $1.2 million during the first quarter of 2009. At March 31, 2009, we were current on payments due to our lenders and lessors.

Cash Provided by Operating Activities. During the first quarter of 2009, we had positive cash flow from operating activities in the amount of $1.3 million. During the quarter we generated $92,526 of net income and recorded non-cash depreciation and amortization of $1.4 million.

Cash Flows from Investing Activities. During the first quarter of 2009, we invested $0.2 million in replacement aircraft rotable components.

Cash Flows from Financing Activities. During the first quarter of 2009, we utilized $1.2 million of cash to reduce our outstanding notes payable and long-term debt balances.

As of March 31, 2009, we had working capital of approximately $2.7 million, as compared to working capital of $3.1 million as of December 31, 2008.

At March 31, 2009, total assets were in excess of total liabilities by $17.5 million. The accounting treatment under SFAS No. 15 for recording of gains from the restructuring of debt obligations at December 31, 2002 required that $22.3 million of such gain be deferred and amortized over the term of the restructured debt obligations. This has the effect of increasing net income and stockholders’ equity as the gain is amortized to earnings. At March 31, 2009, the remaining unamortized amount of deferred gain was $3.1 million, which will be amortized as a reduction of interest expense during the years 2009 through 2011.

We believe, absent unusual circumstances, our available cash resources and cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Great Lakes Aviation, Ltd. (Great Lakes, we, our, its, it or the Company) notes that certain statements in this Form 10-Q and elsewhere are forward-looking and provide other than historical information. Our management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning our general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” “anticipate” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the forward-looking statements contained in this Form 10-Q or elsewhere should be relied on as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

Factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1) the effect of general economic conditions on business and leisure travel;

2) the receipt of economically sufficient Essential Air Service revenues;

3) dependence on connecting capacity at our hubs;

4) the payments and restrictions resulting from our contractual obligations;

5) the effect of rules regarding the effect of stock sales on the availability of net operating loss carryforwards;

6) the incidence of domestic or international terrorism and military actions;

7) competition from other airlines and from ground transportation;

8) the volatility and level of fuel costs;

9) the incidence of labor disruptions or strikes;

10) dependence on our key personnel;

11) the incidence of aircraft accidents;

12) the level of regulatory and environmental costs;

13) the incidence of technological failures or attacks;

14) maintenance costs related to aging aircraft;

15) the possibility of substantial numbers of shares being sold by our current investors;

16) the limited market for our securities;

17) volatility in the market price of our common stock;

18) our ability to remediate timely any deficiencies in our internal controls;

19) substantial numbers of shares being offered for sale;

20) consent requirements for equity issuances under our agreements with Raytheon;

21) no expectation of dividends; and

22) anti-takeover provisions in our charter documents and Iowa law.

Readers are cautioned not to attribute undue certainty on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we do not undertake to update any forward-looking statements except as required by law in the normal course of our public disclosure practices.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel. As of March 31, 2009, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. Our earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 20.4% of our operating expenses in the first three months of 2009. A one cent change in the average cost of aircraft fuel would impact our aircraft fuel expense by approximately $120,000 annually, based upon fuel consumption in the first three months of 2009.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. As of March 31, 2009 all of our debt obligations were at fixed interest rates and we have no variable interest rate risk exposure.

Item 4.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(f)) that is designed to provide reasonable assurance that information that is required to be disclosed is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in our periodic filings with the SEC.

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

During the period covered by this Quarterly Report on Form 10-Q, there were no material developments in any legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	RISK FACTORS

The discussion of our business and operations should be read together with risk factors set forth in this document under “Cautionary Statement”. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 5.	OTHER INFORMATION

We are filing herewith a Cautionary Statement pursuant to the Private Securities Litigation Reform Act of 1995 for use as a readily available written document to which reference may be made in connection with forward-looking statements, as defined in such act. Such Cautionary Statement appears as Exhibit 99 to this report and is incorporated by reference herein.

Item 6.	EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: May 14, 2009	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

3.3	Amendment to Amended and Restated Articles of Incorporation. (2)

4.1	Specimen Common Stock Certificate. (1)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

99.	Cautionary Statement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed May 21, 1999. (File No. 0-23224).

E-1