Form 10-Q
period 2009-06-30
GREAT LAKES AVIATION LTD
filed 2009-08-14
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, 14,291,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

i

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash	$3,486,765	$3,494,484
Accounts receivable	9,424,331	8,497,958
Inventories	5,177,690	4,272,261
Prepaid expenses and other current assets	734,059	785,523
Current deferred tax assets	2,247,592	2,247,592

Total current assets	21,070,437	19,297,818

Property and equipment:
Flight equipment	112,237,209	112,168,728
Other property and equipment	8,852,673	8,713,039

	121,089,882	120,881,767
Less accumulated depreciation and amortization	(63,055,673)	(60,499,510)

Property and equipment net	58,034,209	60,382,257

Maintenance deposits	1,396,771	—
Other assets	1,748,463	1,623,669
Long-term deferred tax assets	3,167,276	4,913,162

Total assets	$85,417,156	$86,216,906

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$7,709,607	$7,630,474
Accounts payable	3,592,760	3,717,501
Accrued liabilities and unearned revenue	5,453,706	4,863,493

Total current liabilities	16,756,073	16,211,468

Long-term debt, net of current maturities	48,280,364	51,780,307
Other long-term liabilities	481,397	711,062
Deferred credits	105,691	129,110

Total liabilities	65,623,525	68,831,947

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares No shares issued and outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares Issued and outstanding: 14,291,970 shares at June 30, 2009 and December 31, 2008	142,920	142,920
Paid-in capital	33,568,669	33,568,669
Accumulated deficit	(13,917,958)	(16,326,630)

Total stockholders’ equity	19,793,631	17,384,959
Commitments and contingencies

Total liabilities and stockholders’ equity	$85,417,156	$86,216,906

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues:
Passenger	$14,039,882	$18,929,695	$27,903,441	$37,414,960
Public service	15,539,471	8,618,553	29,363,026	15,820,162
Freight, charter, and other	257,218	289,443	521,470	543,023

Total operating revenues	29,836,571	27,837,691	57,787,937	53,778,145

Operating expenses:
Salaries, wages, and benefits	7,868,177	6,149,443	15,539,757	12,246,484
Aircraft fuel	6,311,199	10,604,843	11,870,470	18,596,932
Aircraft maintenance, materials, and repairs	3,690,431	3,496,315	8,892,634	6,747,508
Depreciation and amortization	1,357,653	1,412,137	2,710,892	2,835,747
Aircraft rental	497,513	207,875	935,542	362,900
Other rentals and landing fees	1,605,389	988,902	3,359,135	2,330,688
Other operating expenses	5,184,332	4,310,935	10,380,627	9,050,145

Total operating expenses	26,514,694	27,170,450	53,689,057	52,170,404

Operating income	3,321,877	667,241	4,098,880	1,607,741
Other income (expense):
Interest expense, net	(544,477)	(573,827)	(1,103,815)	(1,168,607)

Income before income taxes	2,777,400	93,414	2,995,065	439,134

Income tax expense	(1,180,835)	(76,563)	(1,305,974)	(211,544)

Net income	$1,596,565	$16,851	$1,689,091	$227,590

Net income per share:
Basic	$0.11	$0.00	$0.12	$0.02
Diluted	$0.11	$0.00	$0.12	$0.02

Weighted average shares outstanding:
Basic	14,291,970	14,272,190	14,291,970	14,182,080
Diluted	14,449,797	14,434,463	14,453,356	14,434,546

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,689,091	$227,590
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,710,892	2,835,747
Amortization of SFAS No. 15 deferred gain	(774,765)	(862,330)
Loss on items beyond economic repair	59,612	71,378
Deferred tax expense	1,305,974	167,280
Change in current operating items:
Increase in accounts receivable	(926,373)	(2,170,834)
(Increase) decrease in inventories	(905,429)	1,340,111
Decrease in prepaid expenses and other current assets	51,464	681,744
Increase in maintenance deposits	(237,279)	—
Increase in other assets	(124,794)	(114,881)
Increase (decrease) in accounts payable	(124,741)	279,119
Increase in accrued, deferred credits and other liabilities	337,129	1,162,945

Net cash provided by operating activities	3,060,781	3,617,869

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(422,455)	(784,097)

Net cash used in investing activities	(422,455)	(784,097)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(2,646,045)	(3,045,500)
Proceeds from sale of common stock	—	80,000

Net cash used in financing activities	(2,646,045)	(2,965,500)

NET DECREASE IN CASH	(7,719)	(131,728)

Cash
Beginning of period	3,494,484	4,044,745

End of period	$3,486,765	$3,913,017

Supplemental cash flow information:
Cash paid during the period for interest (contractual)	$1,889,990	$2,098,714

Cash paid during the period for taxes	$59,850	$30,200

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statement of Stockholders’ Equity

Six Months Ended June 30, 2009

(Unaudited)

	Preferred stock		Common stock		Paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2009	—	$—	14,291,970	$142,920	33,568,669	(16,326,630)	$17,384,959

Cumulative effect of change in accounting for maintenance deposits (Note 2)	—	—	—	—	—	719,581	719,581

Revised balance at January 1, 2009	—	—	14,291,970	142,920	33,568,669	(15,607,049)	18,104,540

Net income and comprehensive income	—	—	—	—	—	1,689,091	1,689,091

Balance at June 30, 2009	—	$—	14,291,970	$142,920	33,568,669	(13,917,958)	$19,793,631

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2009

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Great Lakes Aviation, Ltd. (Great Lakes or the Company) considers its critical accounting policies involving more significant judgments and estimates to be those related to impairment of long-lived assets, valuation of maintenance deposits, valuation allowance on deferred income tax assets, and depreciation lives and residual values for property and equipment. Actual results could differ from those estimates.

NOTE 2. Change in Accounting for Maintenance Deposits

In June 2008, the EITF reached a consensus in Issue No. 08-3, Accounting by Lessees for Maintenance Deposits (“EITF 08-3”). This issue applies to the lessee’s accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities. EITF 08-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application was not permitted. The Company determined that two of its leased aircraft have maintenance deposit provisions within the scope of this EITF. The cumulative effect of the change in accounting for nonrefundable maintenance deposits as of January 1, 2009 increased maintenance deposits by $1.1 million, decreased long-term deferred tax assets by $0.4 million and decreased accumulated deficit by $0.7 million as of January 1, 2009. The Company’s Form 10-Q for the quarter ended March 31, 2009, failed to reflect the adoption of this new accounting pronouncement applicable to these two aircraft. Had the Company adopted EITF 08-3 in the quarter ended March 31, 2009, the Company’s statement of income for the three months ending March 31, 2009, would have reported $152,000 less maintenance expense for the quarter, income tax expense would have been approximately $64,000 higher and net income would have been approximately $88,000 higher.

The Company adopted the provisions of EITF 08-3 as of January 1, 2009 in its June 30, 2009 Form 10-Q as an immaterial correction of an error given the immaterial impact on projected annualized income and given that the adoption results in an increase in a long-term asset, a decrease in long-term deferred tax assets and a decrease in accumulated deficit, in amounts which the Company does not consider to be material to the financial statements for the three months ended March 31, 2009.

The Company is required to make maintenance deposit payments for two of its Embraer EMB-120 Brasilia leased aircraft. At January 1, 2009, the Company had made maintenance deposits of approximately $1.1 million and as of June 30, 2009, the Company’s maintenance deposits were approximately $1.3 million. These maintenance deposits are reimbursable to the Company as maintenance is performed on the aircraft and the Company incurs maintenance expense for the major components of the aircraft. EITF 08-3 requires that lessees continually evaluate whether it is probable that an amount on deposit with a lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. When the underlying maintenance is performed, the maintenance costs shall be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. As of June 30, 2009, the Company has evaluated the maintenance deposits on account and determined that, based on historical and forecasted usage of the aircraft, that all amounts on deposit are probable of being returned to the Company as a result of the maintenance expected to be performed on the aircraft’s components. The Company will continue to evaluate its maintenance deposit account as the leases progress towards lease termination in April of 2013, and make the determination if any existing or future maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

NOTE 3. Stock Based Compensation

For the quarters ended June 30, 2009 and 2008, there were no options granted, exercised, cancelled or forfeited. The Great Lakes Aviation, Ltd. 1993 Incentive Stock Option Plan and Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan both expired in 2003 and, therefore, no new options may be granted under either of these stock option plans. The Company did not realize any tax deductions related to the exercise of stock options during the quarters. The Company will record any such deductions to additional paid in capital when realized. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2009 and 2008 was $257,283 and $546,913, respectively. There was no unrecognized compensation cost from unvested stock options upon the adoption of SFAS 123(R) on January 1, 2007.

NOTE 4. Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$1,596,565	$16,851	$1,689,091	$227,590
Denominator:
Weighted average shares outstanding, basic	14,291,970	14,272,190	14,291,970	14,182,080
Dilutive effect of employee stock options	157,827	162,273	161,386	252,466

Weighted average shares outstanding, diluted	14,449,797	14,434,463	14,453,356	14,434,546

Net income per share, basic	$0.11	$0.00	$0.12	$0.02
Net income per share, diluted	$0.11	$0.00	$0.12	$0.02

For the three months ended June 30, 2009, no outstanding options were excluded from the calculation of net income per diluted common share as the exercise prices of all such options were lower than the average market price of common stock for the period. For the three months ended June 30, 2008, outstanding options to purchase 20,000 shares were excluded from the calculation of net income per diluted common share as the exercise price of such options was higher than average market price of common stock for the period.

For the six months ended June 30, 2009, no outstanding options were excluded from the calculation of net income per diluted common share as the exercise prices of all such options were lower than the average market price of common stock for the period. For the six months ended June 30, 2008, outstanding options to purchase 20,000 shares were excluded from the calculation of net income per diluted common share as the exercise price of such options was higher than average market price of common stock for the period.

NOTE 5. Accrued Liabilities and Unearned Revenue

Accrued liabilities and unearned revenue consisted of the following balances at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Accrued expenses	$335,137	$173,137
Unearned revenue	2,831,420	2,421,495
Accrued property taxes	372,869	375,007
Accrued payroll	1,914,280	1,893,854

Total accrued liabilities and unearned revenue	$5,453,706	$4,863,493

NOTE 6. Long-Term Debt

The following table sets forth, as of June 30, 2009 and December 31, 2008, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt and the additional amounts of current and long-term debt recorded by the Company pursuant to SFAS No. 15:

	June 30, 2009	December 31, 2008
Long-Term Debt:
Raytheon Aircraft Credit Corporation—principal	$53,302,844	$55,948,889
Raytheon carrying value under SFAS No. 15	2,687,127	3,461,892

Total long-term debt	55,989,971	59,410,781
Less
Current maturities of long-term debt	(6,277,216)	(6,114,138)
Current portion of SFAS No. 15	(1,432,391)	(1,516,336)

Total current portion	(7,709,607)	(7,630,474)

Total long-term portion	$48,280,364	$51,780,307

As of June 30, 2009, the Raytheon Aircraft Credit Corporation (“Raytheon”) debt consisted of 25 Aircraft Notes secured by Beechcraft model 1900D aircraft (the “Aircraft Notes”) and a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and substantially all of the other assets of the Company (the “Senior Note”) (collectively, the “Raytheon Notes.”). Each of the Aircraft Notes bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1.3 million will be due for each aircraft. The Senior Note bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the 30th day of each month. The Senior Note provides for payments of principal on June 30, September 30, and December 30 of each year until the note matures on December 30, 2015.

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

During the second quarter and first six months of 2009 and 2008, the Company’s contractual interest expense for all long-term debt was $0.9 million and $1.9 million for 2009 and $1.0 million and $2.1 million for 2008, respectively. In accordance with procedures set forth in SFAS No. 15, the Company amortized $0.8 million and $0.9 million of the SFAS No. 15 balances for the six months ending June 30, 2009 and 2008 as a reduction of interest expense. The Company’s net interest expense on long-term debt obligations, as reflected in the financial statements, net of interest income, was $1.1 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively.

All of the Company’s fixed rate debt is comprised of Raytheon Aircraft Notes and Senior Debt. There is not an active market for the Company’s notes. The outstanding principal balance of the Company’s long term debt, exclusive of SFAS No. 15 carrying values, is $53.3 million. Based on the Company’s concentration of long-term debt with one aircraft creditor, who is also a significant stockholder of the company, the fair value of long-term debt was not reasonably determinable.

NOTE 7. Related Parties

As of June 30, 2009, Douglas G. Voss, the Company’s Chairman, President and major shareholder, was the beneficial owner of 5,581,000 shares of the Company’s common stock, representing 39.1% of the outstanding common stock of the Company. Accordingly, Mr. Voss is in a position to control the management and affairs of the Company.

The Company rents six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman, President and major stockholder. Total payments for these leases were $14,250 and $14,250 for the six months ending June 30, 2009 and 2008, respectively.

As of June 30, 2009, Raytheon owned 5,371,980 shares of the Company’s common stock, representing an approximate 37.6% interest in the Company’s outstanding common stock. The Company issued the shares to Raytheon in December 2002 as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. See Note 6 for a discussion of these debt obligations.

In addition, in the fourth quarter of 2008 the Company entered into agreements with Raytheon to lease three Beechcraft model 1900D aircraft with attached engines. In the first six months of 2009, the Company entered into three additional leases for 1900D aircraft (without engines) under the same form of lease. The Company expensed rental payments for the six months ended June 30, 2009 of $618,870 for the six aircraft leased from Raytheon. The lease agreements provide for the early termination after the first anniversary of the leases by either Raytheon or the Company.

NOTE 8. Income Taxes

The Company’s estimated annual effective income tax rate is 42.5% for 2009. The Company’s effective tax rate includes permanent book versus tax differences that comprise a significant percentage of projected annual pre-tax income.

NOTE 9. Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosing events that occur after the balance sheet date, but before financial statements are issued. This statement requires the disclosure of the date through which the Company has evaluated subsequent events and the basis for that date. This statement is effective for periods ending after June 15, 2009. The Company adopted SFAS No. 165 as required on June 30, 2009.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 (FSP No. FAS 107-1), Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principle Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require such disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. We adopted the provisions of FSP No. FAS 107-1 as of June 30, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We expect to adopt SFAS No. 168 for the third quarter ended 2009.

NOTE 10. Risks and Uncertainties

The Company has a code-share agreement with Frontier Airlines whereby it is estimated that approximately 21% of Great Lakes’ connecting passenger traffic, and for the six month period ending June 30, 2009, approximately 16% of its total operating revenue is generated by this code share product line. On April 11, 2008 Frontier Airlines filed for Chapter 11 bankruptcy protection. The Company continues to operate under the terms of the code share agreement. On July 14, 2009 the US Bankruptcy Court for the Southern District of New York approved the proposed investment agreement between Frontier Airlines Holdings and Republic Airways Holdings, which would lead to Frontier becoming a wholly-owned subsidiary of Republic. The bankruptcy court provided for an auction period, during which Frontier could seek higher or otherwise better competing bids. If Frontier identified such a bid, it could terminate the Republic investment agreement and accept the other offer. On August 10, 2009 Southwest Airlines submitted a counter-bid to the bankruptcy court to purchase Frontier Airlines. On August 13, 2009 it was announced that Republic Airways Holdings won the auction process and will be the future owner of Frontier Airlines subject to terms and conditions that are not known at the time of this filing. It is unknown if the change in ownership of Frontier Airlines will affect the Company’s code share agreement and future operating revenues.

NOTE 11. Subsequent Event

We evaluated events after June 30, 2009 and through August 14, 2009, which is the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

On July 21, 2009, we leased one additional Beechcraft 1900D aircraft, with attached engines, from Raytheon for a term of three years. The lease agreement provides for the early termination after the first anniversary of the lease by either Raytheon or the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Great Lakes Aviation, Ltd. is a regional airline operating as an independent carrier and as a code share partner with United Airlines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of July 31, 2009, we served 65 airports in 17 states with a fleet of six Embraer EMB-120 Brasilias and 32 Raytheon/Beech 1900D regional airliners.

All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code-share agreements with United Airlines and Frontier Airlines at our Albuquerque, Billings, Denver, Kansas City, Ontario, CA and Phoenix hubs. We also operate hubs in Milwaukee and St. Louis.

We derived approximately 52% of our total revenue from the Essential Air Service program (“EAS”) in the six month period ending June 30, 2009. Under the EAS program, the United States Department of Transportation subsidizes flights serving specified communities in order to promote the provision of essential air services. As of July 31, 2009, we served 48 EAS communities on a subsidized basis.

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

On April 7, 2009, we commenced service to Kingman, AZ from Ontario, CA.

Recent Developments Involving Frontier

We have a code-share agreement with Frontier Airlines whereby it is estimated that approximately 21% of Great Lakes’ connecting passenger traffic, and for the six month period ending June 30, 2009, approximately 16% of our total operating revenue is generated by this code share product line. On April 11, 2008 Frontier Airlines filed for Chapter 11 bankruptcy protection. We continue to operate under the terms of the code share agreement. On July 14, 2009 the US Bankruptcy Court for the Southern District of New York approved the proposed investment agreement between Frontier Airlines Holdings and Republic Airways Holdings, which would lead to Frontier becoming a wholly-owned subsidiary of Republic. The bankruptcy court provided for an auction period, during which Frontier could seek higher or otherwise better competing bids. If Frontier identified such a bid, it could terminate the Republic investment agreement and accept the other offer. On August 10, 2009 Southwest Airlines submitted a counter-bid to the bankruptcy court to purchase Frontier Airlines. On August 13, 2009 it was announced that Republic Airways Holdings won the auction process and will be the future owner of Frontier Airlines subject to terms and conditions that are not known at the time of this filing. It is unknown if the change in ownership of Frontier Airlines will affect the Company’s code share agreement and future operating revenues.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

The following table sets forth certain financial information regarding our results of operations for the three months ended June 30, 2009 and 2008.

Statement of Income Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30,
	2009				2008
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2008	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$14,040	13.7	¢	(25.8)%	$18,930	22.3	¢
Public service	15,539	15.2		80.3	8,619	10.1
Freight, charter and other	257	0.2		(11.1)	289	0.3

Total operating revenues	29,836	29.1		7.2	27,838	32.7

Operating expenses:
Salaries, wages, and benefits	7,868	7.7		28.0	6,149	7.2
Aircraft fuel	6,311	6.1		(40.5)	10,605	12.5
Aircraft maintenance, materials and repairs	3,690	3.6		5.5	3,496	4.1
Depreciation and amortization	1,358	1.3		(3.8)	1,412	1.7
Aircraft rental	498	0.4		139.4	208	0.2
Other rentals and landing fees	1,605	1.5		62.3	989	1.2
Other operating expenses	5,184	5.0		20.3	4,311	5.1

Total operating expenses	26,514	25.9		(2.4)	27,170	31.9

Operating income	3,322	3.2		397.3	668	0.8

Interest expense, net	(545)	(0.5)		(5.1)	(574)	(0.7)

Income before income taxes	2,777	2.7	¢	2,854.3%	94	0.1	¢

Income tax expense	(1,181)	(1.1)		1,433.8	(77)	0.1

Net income	$1,596	1.6	¢	9,288.2%	$17	0.0	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended June 30, 2009 and 2008.

	June 30, 2009		Increase (decrease) from 2008	June 30, 2008
Selected Operating Data:
Available seat miles (in thousands) (1)	102,002		19.9%	85,047
Revenue passenger miles (in thousands) (2)	32,806		-14.6%	38,431
Revenue passengers carried	119,241		-16.7%	143,062
Departures flown	23,802		21.6%	19,569
Passenger load factor (3)	32.2%		-28.8%	45.2%
Average yield per revenue passenger mile (4)	42.8	¢	-13.2%	49.3	¢
Revenue per available seat miles (5)	29.3	¢	-10.4%	32.7	¢
Cost per available seat mile (6)	26.0	¢	-18.5%	31.9	¢
Average passenger fare (7)	$117.74		-11.0%	$132.32
Average passenger trip length (miles) (8)	275		2.2%	269
Average cost per gallon of fuel	$2.18		-48.2%	$4.21

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Second Quarter 2009 to Second Quarter 2008

Passenger Revenues. Passenger revenues were $14.0 million in the second quarter of 2009, a decrease of 25.8% from $18.9 million in the second quarter of 2008. The $4.9 million decrease in passenger revenues was primarily attributable to a 28.8% decrease in passenger load factor during the second quarter of 2009 along with a 13.2% decrease in average yield. Our available seat miles (ASMs) flown in the second quarter of 2009 increased 19.9% from ASMs flown in the second quarter of 2008. The increase in available seat miles is attributed to 15 more destinations served with six more aircraft as of June 30, 2009.

Public Service Revenues. Public service revenues collected through the Essential Air Service (“EAS”) Program increased 80.3% to $15.5 million during the second quarter of 2009, as compared to $8.6 million during the second quarter of 2008. The increase in public service revenue was mostly due to an increase in the number of communities served by our EAS Program along with rate increases. At June 30, 2009 and June 30, 2008, we served 48 and 34 communities, respectively, on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $0.3 million during the second quarter of 2009, which was consistent with the second quarter of 2008.

Operating Expenses. Total operating expenses were $26.5 million, or 25.9 cents per ASM, in the second quarter of 2009, as compared to $27.2 million, or 31.9 cents per ASM in the second quarter of 2008.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $7.9 million in the second quarter of 2009, an increase of 28.0% from $6.1 million in the second quarter of 2008. The increase in salaries, wages, and benefits was mostly attributable to a 37.4% increase in number of our pilots and a 27.9% increase in number of our support employees resulting from expanded operations, in combination with pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $6.3 million, or 6.1 cents per ASM, in the second quarter of 2009. In comparison, our aircraft fuel and into-plane expense for the second quarter of 2008 was $10.6 million, or 12.5 cents per ASM. The 40.5% decrease in our aircraft fuel expense was attributable to a 48.2% decrease in average cost of fuel per gallon, offset in part by increased consumption as the result of a 19.9% increase in our available seat miles.

The average cost of fuel decreased from $4.21 per gallon in the second quarter of 2008 to $2.18 per gallon in the second quarter of 2009. The effect of the $2.03 decrease in cost per gallon was a decrease in total cost of approximately $5.2 million in the second quarter of 2009. At rates of consumption for the second quarter of 2009, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $122,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $3.7 million during the second quarter of 2009, which was a 5.5% increase from $3.5 million during the second quarter of 2008. The increase was primarily attributable to increased parts expense resulting partially from the increased number of our 1900D aircraft since the second quarter of 2008, as well as the timing of propeller overhauls. This increase was partially offset by decrease of EMB 120 engine overhauls and 1900D engine overhauls which are not covered under our engine maintenance contract. Maintenance expense for the 2009 period would have been $237,279 higher had it not been for a change in accounting for maintenance deposits.

Depreciation and Amortization. Depreciation and amortization expense was $1.4 million during the second quarter of 2009, which was consistent with the second quarter of 2008.

Aircraft Rental. Aircraft lease expense was $0.5 million during the second quarter of 2009, which was a 139.4% increase from $0.2 million during the second quarter of 2008. The increase was attributable to the addition of a total of six 1900D aircraft leases from Raytheon during the fourth quarter of 2008 and the first and second quarters of 2009.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.6 million during the second quarter of 2009, which was a 62.3% increase from $1.0 million during the second quarter of 2008. The increase was primarily attributable to the 21.6% increase in departures flown, as we added destinations served, and receiving $0.2 million less in annual rate adjustments during the 2009 quarter compared to the same period of 2008 from Denver International Airport.

Other Operating Expenses. Other operating expenses were $5.2 million, or 5.0 cents per ASM, during the second quarter of 2009, an increase of 20.3% from $4.3 million, or 5.1 cents per ASM, during the second quarter of 2008. The increase in other operating expenses was primarily due to increases of approximately $359,000 in pilot training and associated lodging expenses, $203,000 in legal and professional fees, $184,000 in contract handling and $293,000 in other expenses, resulting from increased operations. These increases were offset by a $166,000 reduction in passenger related expenses.

Interest Expense. Interest expense was $0.5 million during the second quarter of 2009, a decrease of 5.1% from the second quarter of 2008. The decrease was a result of a decrease in interest expense of $105,154 due to lower principal balances which was partially offset by a reduction in the SFAS No. 15 credits to interest expense related to the restructured Raytheon debt of $40,374 and lower interest income of $35,430.

Income Tax Expense. For the three months ended June 30, 2009 and 2008 we recorded an income tax expense of $1,180,835 and $76,563, respectively. This increase was primarily as a result of the increased income before income taxes. Our estimated annual effective federal and state income tax rate is 42.5% for 2009. The Company’s effective tax rate includes permanent book versus tax differences that comprise a significant percentage of projected annual pre-tax income.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

The following table sets forth certain financial information regarding our results of operations for the six months ended June 30, 2009 and 2008.

Statement of Income Data

(dollars in thousands)

	For the Six Months Ended June 30,
	2009				2008
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2008	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$27,903	14.0	¢	(25.4)%	$37,415	22.3	¢
Public service	29,363	14.7		85.6	15,820	9.4
Freight, charter and other	522	0.2		(3.9)	543	0.3

Total operating revenues	57,788	29.0		7.5	53,778	32.0

Operating expenses:
Salaries, wages, and benefits	15,540	7.8		26.9	12,246	7.3
Aircraft fuel	11,870	6.0		(36.2)	18,597	11.1
Aircraft maintenance, materials and repairs	8,893	4.5		31.8	6,747	4.0
Depreciation and amortization	2,711	1.4		(4.4)	2,836	1.7
Aircraft rental	936	0.5		157.9	363	0.2
Other rentals and landing fees	3,359	1.7		44.1	2,331	1.4
Other operating expenses	10,380	5.2		14.7	9,050	5.4

Total operating expenses	53,689	27.0		2.9	52,170	31.1

Operating income	4,099	2.0		154.9	1,608	1.0

Interest expense, net	(1,104)	(0.5)		(5.6)	(1,169)	(0.7)

Income before income taxes	2,995	1.5	¢	582.2%	439	0.3	¢

Income tax expense	(1,306)	(0.7)		516.0	(212)	(0.1)

Net income	$1,689	0.8	¢	644.1%	$227	0.1	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the six months ended June 30, 2009 and 2008.

	June 30, 2009		Increase (decrease) from 2008	June 30, 2008
Selected Operating Data:
Available seat miles (in thousands) (1)	198,760		18.3%	167,988
Revenue passenger miles (in thousands) (2)	63,320		-17.2%	76,508
Revenue passengers carried	229,593		-19.2%	284,200
Departures flown	46,247		21.6%	38,042
Passenger load factor (3)	31.9%		-29.9%	45.5%
Average yield per revenue passenger mile (4)	44.1	¢	-9.8%	48.9	¢
Revenue per available seat miles (5)	29.1	¢	-9.1%	32.0	¢
Cost per available seat mile (6)	27.0	¢	-13.2%	31.1	¢
Average passenger fare (7)	$121.53		-7.7%	$131.65
Average passenger trip length (miles) (8)	276		2.6%	269
Average cost per gallon of fuel	$2.04		-45.7%	$3.76

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Six Months 2009 to First Six Months 2008

Passenger Revenues. Passenger revenues were $27.9 million in the first six months of 2009, a decrease of 25.4% from $37.4 million in the first six months of 2008. The $9.5 million decrease in passenger revenues was primarily attributable to a 29.9% decrease in passenger load factor during the first six months of 2009 along with a 9.8% decrease in average yield. Our available seat miles (ASMs) for the first six months of 2009 increased 18.3% compared to ASMs flown in the first six months of 2008. The increase in available seat miles is attributed to 15 more destinations served with six more aircraft as of June 30, 2009.

Public Service Revenues. Public service revenues collected through the EAS Program increased 85.6% to $29.4 million during the first six months of 2009, as compared to $15.8 million during the first six months of 2008. The increase in public service revenue was mostly due to an increase in the number of communities served by our EAS Program along with rate increases. At June 30, 2009 and June 30, 2008, we served 48 and 34 communities, respectively, on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $0.5 million during the first six months of 2009, which was consistent with the first six months of 2008

Operating Expenses. Total operating expenses were $53.7 million, or 27.0 cents per ASM, in the first six months of 2009, as compared to $52.2 million, or 31.1 cents per ASM in the first six months of 2008.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $15.5 million in the first six months of 2009, an increase of 26.9% from $12.2 million in the first six months of 2008. The increase in salaries, wages, and benefits was mostly attributable to a 36.2% increase in number of our pilots and a 26.1% increase in number of our support employees resulting from increased operations, in combination with pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $11.9 million, or 6.0 cents per ASM, in the first six months of 2009. In comparison, our aircraft fuel and into-plane expense for the first six months of 2008 was $18.6 million, or 11.1 cents per ASM. The 36.2% decrease in our aircraft fuel expense was attributable to a 45.8% decrease in average cost of fuel per gallon, offset in part by increased consumption as the result of a 18.3% increase in our available seat miles.

The average cost of fuel decreased from $3.76 per gallon in the first six months of 2008 to $2.04 per gallon in the first six months of 2009. The effect of the $1.72 decrease in cost per gallon was a decrease in total cost of approximately $8.7 million in the first six months of 2009. At rates of consumption for the first six months of 2009, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $122,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $8.9 million during the first six months of 2009, which was a 31.8% increase from $6.7 million during the first six months of 2008. The increase was primarily attributable to EMB 120 engine overhauls and accelerated maintenance expenses associated with the preparation of six Company owned Beechcraft 1900D spare engines installed on three new Raytheon aircraft leased without engines. Maintenance expense for the 2009 period would have been $237,279 higher had it not been for a change in accounting for maintenance deposits.

Depreciation and Amortization. Depreciation and amortization expense was $2.7 million during the first six months of 2009, which was consistent with the first six months of 2008.

Aircraft Rental. Aircraft lease expense was $0.9 million during the first six months of 2009, which was a 157.9% increase from the $0.4 million during the first six months of 2008. The increase was attributable to the addition of a total of six 1900D aircraft leases from Raytheon during the fourth quarter of 2008 and the first six months of 2009.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $3.4 million during the first six months of 2009, which was a 44.1% increase from $2.3 million during the first six months of 2008. The increase is primarily attributable to the 21.6% increase in departures flown, as we added destinations served, and receiving $0.2 million less in annual rate adjustments during the first six months of 2009 compared to the same period of 2008 from Denver International Airport.

Other Operating Expenses. Other operating expenses were $10.4 million, or 5.2 cents per ASM, during the first six months of 2009, an increase of 14.7% from $9.0 million, or 5.4 cents per ASM, during the first six months of 2008. The increase in other operating expenses was primarily due to increases of approximately $359,000 in pilot training and associated lodging expenses, $203,000 in legal and professional fees, $184,000 in contract handling, $149,000 in contract maintenance, $117,000 in deicing expenses, $78,000 in aircraft insurance and $439,000 in other expenses resulting from increased operations. These increases were offset by a $199,000 reduction in passenger related expenses.

Interest Expense. Interest expense was $1.1 million during the first six months of 2009, a decrease of 5.6% from the first six months of 2008. The decrease was a result of a decrease in interest expense of $216,614 due to lower principal balances which was partially offset by a reduction in the SFAS No. 15 credits in interest expense related to the restructured Raytheon debt of $87,566 and lower interest income of $63,256.

Income Tax Expense. For the six months ended June 30, 2009 and 2008 we recorded income tax expense of $1,305,974 and $211,544, respectively. This increase was primarily a result of our increased income before income taxes. Our effective tax rate for the period ended June 30, 2009 is 43.6% which includes an additional $32,461 state income tax expense in the first quarter of 2009 attributed to a change in estimated state tax rates applied in the first quarter of 2009. The Company’s effective tax rate includes permanent book versus tax differences that comprise a significant percentage of projected annual pre-tax income.

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

Liquidity and Capital Resources

Debt and Lease Payment Obligations. The following table summarizes our major debt and lease payment obligations for periods beginning as of July 1 and ending as of June 30 for each of the designated time periods:

	2010	2011-2012	2013-2014	After 2014	Total
Long-term debt—contractual	$6,277,216	$40,941,099	$3,555,543	$2,528,986	$53,302,844
Contractual interest on long-term debt(1)	3,470,287	3,518,680	623,427	132,590	7,744,984

Total debt	9,747,503	44,459,779	4,178,970	2,661,576	61,047,828
Aircraft lease obligations	2,257,742	3,842,162	466,258	—	6,566,162
Non-aircraft lease commitments	1,338,290	—	—	—	1,338,290

Total lease obligations	3,596,032	3,842,162	466,258	—	7,904,452

Total obligations	$13,343,535	$48,301,941	$4,645,228	$2,661,576	$68,952,280

(1)	The amounts shown represent contractual interest payable on the notes and exclude total adjustments of $2,687,127, for all periods, recorded under SFAS 15 to the carrying value of the notes in the financial statements.

Sources and Uses of Cash. As of June 30, 2009, our cash balance was $3.5 million, which was consistent with our cash balance of $3.5 million as of December 31, 2008. We made principal payments on debt of $2.6 million during the first six months of 2009. At June 30, 2009, we were current on payments due to our lenders and lessors.

Cash Provided by Operating Activities. During the first six months of 2009, we had positive cash flows from operating activities in the amount of $3.1 million. During the first six months of 2009, we generated $1.7 million of net income and recorded non-cash depreciation and amortization of $2.7 million.

Cash Flows from Investing Activities. During the first six months of 2009, we invested $0.4 million in replacement aircraft rotable components.

Cash Flows from Financing Activities. During the first six months of 2009, we utilized $2.6 million of cash to reduce our outstanding long-term debt balances.

As of June 30, 2009, we had working capital of approximately $4.3 million, as compared to working capital of $3.1 million as of December 31, 2008.

At June 30, 2009, total assets were in excess of total liabilities by $19.8 million. The accounting treatment under SFAS No. 15 for recording of gains from the restructuring of debt obligations at December 31, 2002 required that $22.3 million of such gain be deferred and amortized over the term of the restructured debt obligations. This has the effect of increasing net income and stockholders’ equity as the gain is amortized to earnings. At June 30, 2009, the remaining unamortized amount of deferred gain was $2.7 million, which will be amortized as a reduction of interest expense during the years 2009 through 2011.

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel. As of June 30, 2009, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. Our earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 22.1% of our operating expenses in the first six months of 2009. A one cent change in the average cost of aircraft fuel would impact our aircraft fuel expense by approximately $122,000 annually, based upon fuel consumption in the first six months of 2009.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. As of June 30, 2009 all of our debt obligations were at fixed interest rates and we have no variable interest rate risk exposure.

Item 4.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

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

There have been no material changes with respect to the risk factors disclosed in the Cautionary Statement filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, except for the following:

Our third risk factor is amended and restated as follows:

We depend on connecting capacity at our hubs and the activities of our code share partners affect that capacity.

Our business depends on, and is sensitive to, events affecting the airline industry capacity at our connecting hubs. The operations of other airlines with substantial business at those hubs, therefore, impact our business. For example, our code share partners United Airlines and Frontier Airlines operate a large percentage of the flights at Denver International Airport, our largest hub. Changes in their business plans or models, employee strikes or job actions, or significant curtailment of services could have an adverse effect on our financial results.

On August 13, 2009, it was announced that Frontier Airlines will be acquired by Republic Airways Holdings, who won the right to acquire Frontier Airlines through an auction process established by the bankruptcy court. The terms and conditions of the purchase agreement and whether any other regulatory approvals are required is not known at this time. We cannot predict what effect a change in ownership of Frontier Airlines would have on our code share relationship and our related operating revenue. In addition, if Frontier Airlines or any successor is unable to achieve financial viability, our business, financial condition, operating results and cash flows would be adversely affected.

Item 6.	EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: August 14, 2009	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

3.3	Amendment to Amended and Restated Articles of Incorporation. (2)

4.1	Specimen Common Stock Certificate. (1)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-71180.
(2)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed May 21, 1999.

(File No. 0-23224).

E-1