Form 10-K/A
period 2008-12-31
GREAT LAKES AVIATION LTD
filed 2009-09-03
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of September 1, 2009 there were 14,291,970 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A amends and restates Items 1, 2, 7, 8, 9A(T), and 15 of the Company’s Form 10-K for the fiscal year ended December 31, 2008. This filing is made in connection with the Company’s Registration Statement on Form S-1/A, filed as of the date hereof, which incorporates by reference this Form 10-K/A. This Form 10-K/A amends previously filed information regarding the Company’s employees, code share agreements, maintenance charges, lease agreements, internal controls over financial reporting, and exhibits, and makes certain other immaterial revisions. Unless otherwise indicated, the information set forth in this Form 10-K/A speaks as of the date(s) referenced.

GREAT LAKES AVIATION, LTD.

FORM 10-K/A

For the Fiscal Year Ended December 31, 2008

PART I

Item 1.	BUSINESS

General

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

United Airlines and Frontier Airlines Code Share Relationships

United Airlines. Great Lakes has operated under ticket revenue proration code share agreements with United Airlines since April 1992. On May 1, 2001, we transitioned from a traditional United Express branded code share agreement to a unique agreement that provides United with marketable access to all seats on Great Lakes aircraft whereby the United code share product provides our mutual customers connecting opportunities and access to all of the benefits of the United product line including convenient baggage transfer and United’s frequent flyer program. The agreement provides Great Lakes the opportunity to establish code share and interline relationships with other carriers at any Great Lakes hub. Operational terms of the May 2001 transition from United Express branding, to Great Lakes branding, provided for the repainting of our aircraft to reflect the Great Lakes livery and the remodeling of Great Lakes ticket counters to promote the Great Lakes brand while maintaining automated check-in for connecting United passengers. Our current arrangements with United provide for the use of United Airlines flight designator codes on certain flights that connect with United flights at our Billings, MT, Denver, CO, Kansas City, MO, Ontario, CA and Phoenix, AZ hubs.

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

Interline Relationships

Since 1982, Great Lakes has developed and maintained various interline relationships with numerous domestic and international airlines. In recent years, as the industry has modified it’s interline ticketing and baggage agreements to move towards a higher reliance on internet based distribution structures, the traditional paper ticket transaction systems are being phased out. Great Lakes is committed to being part of the airline industry’s mission to simplify the customer relationship. As a byproduct of this commitment, we have recently developed electronic ticketing (e-ticket) interline agreements with Continental Airlines and U.S. Airways. We intend to update our remaining paper ticket interline agreements with e-ticket processing procedures over the course of the next several months.

Markets

As of December 31, 2008, Great Lakes operated 284 weekday flights. Service scheduled to and from our seven hubs include; 132 flights at Denver, 8 flights at Albuquerque, 12 flights at Phoenix, 26 flights at St. Louis, 32 flights at Kansas City, MO, 8 flights at Milwaukee and 8 flights at Ontario, CA.

As of March 1, 2009, Great Lakes’ route map, consisting of current scheduled service and recently awarded Essential Air Service communities, is as follows:

Havre
Glasgow
Wolf Point
Williston
Sidney
Glendive
Lewistown
Dickinson
Miles City
BILLINGS
Sheridan
Worland
Gillette
Pierre
Huron
Riverton
MINNEAPOLIS
Brookings
Rhinelander
Ironwood
Manistee
MILWAUKEE
CHICAGO
Chadron
Alliance
Rock Springs
Scottsbluff
Laramie
Cheyenne
North Platte
Grand Island
Kearney
Burlington
Ely
Vernal
McCook
DENVER
Moab
Hays
Manhattan
Quincy
Decatur
KANSAS CITY
ST. LOUIS
Merced
Telluride
Great Bend
Salina
Cortez
Pueblo
Garden City
Dodge City
Marion
Owensboro
Visalia
LAS VEGAS
Alamosa
Page
Fort Leonard Wood
Kingman
Farmington
Liberal
Cape Girardeau
Joplin
Harrison
Jonesboro
Jackson
ONTARIO
Prescott
Show Low
ALBUQUERQUE
PHOENIX
Clovis
Hot Springs
Silver City
El Dorado
DALLAS

- 48 EAS Communities Served
- ▲ 7 Future Communities where Great Lakes Airlines has been selected to provide Essential Air Service.
- ■ 10 Non EAS Communites Served
- ◉ 8 Hubs Currently Utilized

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

Liquidity and Financing

Raytheon Aircraft Credit Corporation

Great Lakes’ primary creditor is Raytheon Aircraft Credit Corporation (“Raytheon”). In the first quarter of 2007, we renegotiated the debt owed on 25 Beech 1900D aircraft and issued 25 amended and restated promissory notes (the “Aircraft Notes”), each secured by an amended security agreement covering the related aircraft. Each of the Aircraft Notes had an original principal amount of $2,116,574, for a total amount of $52,914,343, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments with interest in arrears. At December 31, 2008 the principal balance outstanding on these Aircraft Notes was $45,079,679. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1,306,675 is due for each aircraft or $32,666,871 for all 25 Beech 1900D aircraft.

In the first quarter of 2007, Great Lakes also renegotiated our Senior Note with Raytheon, which is secured by four Embraer Brasalia aircraft, as well as substantially all other assets of the Company. The Senior Note had an original principal amount of $13,174,755 and bears interest at a fixed rate of 7.00%. Interest on the Senior Note is payable monthly in arrears on the last day of each month. At December 31, 2008 the principal outstanding balance on the Senior Note was $10,869,210. The Senior Note provides for quarterly payments of principal on June 30, September 30, and December 30 each year until the note fully amortizes and matures on December 30, 2015.

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

Employees

At March 1, 2009, the Company had 784 full-time and 430 part-time active employees, as compared to 557 full-time and 288 part-time active employees at March 1, 2008.

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

Item 2.	PROPERTIES

We lease approximately 94,000 square feet of space for maintenance, operations, and administration in Cheyenne, Wyoming.

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

As of December 31, 2008, our fleet consisted of 28 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft. For additional information with respect to our aircraft, see the discussion in Item 1 of this report, “Business - Aircraft” above.

PART II

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

Great Lakes provides scheduled local services to our hubs under the Great Lakes brand. Connecting code share products are available to both United and Frontier Airlines at selected hubs. As of March 1, 2009, we provided passenger service to 65 airports in seventeen states.

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

For the year ending December 31, 2008, we expanded operations into 16 additional EAS markets and renewed seven of our existing EAS markets at higher subsidy rates. The growth of new EAS markets and renewed EAS markets are expected to result in our revenue mix shifting to a higher percentage of public service revenue relative to our overall revenue.

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

Financing Activities. Net cash used in financing activities for the year ended December 31, 2008 was $6.0 million. During the year ended December 31, 2008, we repaid $6.1 million on our notes payable, of which $560,882 was considered a prepayment of a note due to Raytheon, and we received proceeds of $80,000 from the sale of common stock through exercise of stock options.

Cash used in financing activities for the year ended December 31, 2007 was $6.0 million. During the year ended December 31, 2007, we repaid $6.0 million on our notes payable and we received proceeds of $22,225 from the sale of common stock through exercise of stock options.

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

The United States Securities and Exchange Commission (the “SEC”) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results and that require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions. See Note 2, “Summary of Significant Accounting Policies and Procedures,” in the Notes to the Financial Statements for additional discussion of these items. Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments, and assumptions will occur as a result of future events. Accordingly, actual results could differ from amounts estimated.

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

The financial statements of the Company as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008, together with the Report of the Company’s Independent Registered Public Accounting Firm, are included in this Form 10-K/A on the pages indicated below.

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

/s/ KPMG LLP

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

(2)	The Company entered into a promissory note payable with FINOVA in exchange for a reduction in the balance of the outstanding lease obligations and accrued penalty interest in 2006.

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

(1)	Business

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

(c)	Accounts Receivable. Substantially all accounts receivable balances are due from various airlines, credit card companies, or the United States government. Approximately 21%, 15%, and 53%, respectively, of the December 31, 2008 receivable balances, and 31%, 20% and 40%, respectively, of the December 31, 2007 receivable balances, are due from various airlines, credit card companies, and the United States government, respectively. All receivables are pledged as collateral under the Company’s debt agreements.

(d)	Inventories. Inventories consist of expendable spare parts, fuel, materials, and supplies relating to flight equipment. Inventories are stated at the lower of average cost or market. Expendable parts are charged to maintenance expense as used. Inventories consisting of expendable spare parts and equipment are pledged as collateral for the Raytheon notes.

(e)	Property and Equipment. Property and equipment includes aircraft and major parts relating to such aircraft. Property is stated at cost and depreciated on a straight-line basis for financial reporting purposes over estimated useful lives of 10 to 20 years for flight equipment and 3 to 10 years for other property and equipment. The estimated lives used to record depreciation on the Company’s aircraft may be affected by the volume of passenger traffic, fare levels, technology, policies regarding EAS subsidies promulgated by the DOT, and changes in strategy by the Company. In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values, and the potential for impairment. Estimates of useful lives and residual values of aircraft are based on actual industry experience with the same or similar aircraft types and anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations, and changes in our maintenance program or operations could result in changes to these estimates. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Accelerated methods of depreciation are used for tax reporting purposes. All owned aircraft are pledged as collateral for the Raytheon notes.

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

(i)

Code Share Relationships. At December 31, 2008, the Company operated under code share agreements with United Airlines and Frontier Airlines. The Company entered into a code share agreement with United Airlines effective May 1, 2001, and subsequently amended the agreement to extend the term until November 1, 2010. On May 3, 2001, the Company entered into a similar code share agreement with Frontier Airlines. However, the Frontier Airlines agreement does not have a fixed termination date but is terminable 180 days after written notice by either party. These code share agreements are prorate agreements whereby the passenger’s fare is split between the two carriers based on the distance traveled by the passenger on each airline. Revenue from these code share agreements is recorded as passenger revenue when the services are rendered. The Company also participates in United’s “Mileage Plus” frequent flyer program. If a customer

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

books travel on United which includes a segment on Great Lakes, the United customer earns points in their United frequent flier account for the miles flown on the Great Lakes segment. When a United frequent flier customer earns sufficient points to earn an award, he or she can chose whether to redeem those points on a United flight connecting with a Great Lakes flight. Our participation in United’s frequent flyer program does not require us to issue tickets in exchange for frequent flyer awards. Award redemption can only be facilitated through United on United flights in conjunction with a Great Lakes flight. Tickets sold to passengers on Great Lakes ticket stock for Great Lakes flight segments (ZK designator) are not eligible to accrue United frequent flyer credits. The Company accounts for the incremental cost to fly United frequent flier passengers at the time of service since the Company does not have sufficient information to estimate future awards expected to be redeemed on a Great Lakes segment, and an estimated frequent flier liability would be insignificant in the aggregate given the historical volume of awards used for flights including Great Lakes segments.

(j)	Income Taxes. The Company accounts for income taxes using the asset and liability method. Under that method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax basis of existing assets and liabilities and net operating losses and tax credit carryforwards. A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

(k)	Income Per Share. Basic income per share has been computed by dividing the net income for a particular year by the weighted average number of shares of common stock outstanding during such year. Diluted earnings per share reflects the potential dilution of securities that could share in earnings.

(l)	Reclassifications. Certain prior year amounts have been reclassified to conform to the present year presentation.

(m)	Stock Option Plans. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method. For the years ending December 31, 2006, 2007 and 2008 there was no stock based compensation awards granted.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

(n)	Aircraft Maintenance. The Company operates under an FAA-approved continuous inspection and maintenance program. The Company accounts for maintenance activities on the direct expense method. Under this method, major airframe overhaul maintenance costs are recognized as expense as maintenance services are performed. Routine maintenance and repairs are charged to operations as incurred. Major Beechcraft 1900D engine maintenance for the engines associated with the 25 Beechcraft 1900D aircraft covered by the RACC Aircraft Notes is performed under a long-term power-by-the-hour (PBTH) contract. Under the PBTH contract, the Company pays a service provider a fixed amount per flight hour (subject to fixed nominal annual rate increases) in exchange for required maintenance and repairs under the predefined maintenance program. The expense over the life of the contract is recognized at a level rate per hour during the minimum, non-cancelable term of the agreement.

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

The lease agreements described above contain aircraft return provisions which require specified time remaining between scheduled maintenance events, as mandated by our FAA-approved maintenance program for major components of the aircraft. In the event that the aircraft are returned and do not meet the specified times remaining for each identified component, we are subject to compensate the lessor for components that are below the specified times remaining when the aircraft is returned. The Company plans to satisfy its lease return obligations by (a) performing maintenance (either internally or by contracting a third-party service provider) to return the aircraft to the level of maintenance required by the contract, (b) paying cash, or using cash deposits previously made to the lessor, to compensate the lessor if the aircraft is returned with less flight time remaining than specified under the lease, or (c) swapping owned components (or other leased components) for leased components (engines) with sufficient time remaining on them. As the end of the lease term approaches, the Company re-evaluates the lease return conditions to determine if it is necessary to accrue any incremental amounts expected to become due, and makes accruals if supplemental payments to the lessor become probable and estimable.

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

The following table sets forth, as of December 31, 2008 and December 31, 2007, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt and the additional amounts of current and long-term debt recorded by the Company pursuant to SFAS No. 15:

	2008	2007
Long-term debt:
Raytheon Aircraft Credit Corporation - principal	$55,948,889	$62,054,009
Raytheon carrying value under SFAS No. 15	3,461,892	5,147,782

Total long-term debt	59,410,781	67,201,791

Less:
Current maturities of long-term debt	(6,114,138)	(5,994,238)
Current portion of SFAS No. 15	(1,516,336)	(1,685,890)

Total current portion	(7,630,474)	(7,680,128)

Total long-term portion	$51,780,307	$59,521,663

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

During 2008, the Company identified certain errors in calculation of its December 31, 2007 deferred tax assets. In conjunction with the provision to return reconciliation process in the third quarter of 2008, the Company identified errors totaling $328,000 and recorded that adjustment in the third quarter ending September 30, 2008. As a result of incremental $614,000 in errors identified in conjunction with the preparation of the December 31, 2008 income tax provision, the Company determined that the aggregate of these errors totaling $942,000 were material to 2008, and determined that these errors should be recorded as immaterial corrections to the December 31, 2007 financial statements. As a result, the $328,000 previously recorded in income tax expense for the quarter ending September 30, 2008 was reversed and recorded in the December 31, 2007 prior period financial statements. At December 31, 2007, the Company had $66.5 million in Federal net operating loss carryforwards and $32.3 million in state net operating

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2008 and December 31, 2007

loss carryforwards in 9 different states that the Company has generated over the past nine years. During those nine years there were a series of complex transactions that effected the utilization of those net operating loss carryforwards and the Company’s evaluation of them. The tax effect of these net operating loss carryforwards as previously reported at December 31, 2007 was $25.1 million, which should have been 3.5% lower than previously reported. Other minor differences in the deferred tax assets aggregating $53,000 were also corrected as of December 31, 2007. The Company corrected the third quarter ended September 30, 2008 results presented in note 12 to eliminate the tax provision to tax return true up adjustment of $328,000 and instead incorporated this into the immaterial correction to the 2007 results presented below. This resulted in a reduction of income tax expense as reported for the three months ended September 30, 2008 from $952,422 as previously reported to $624,422 as revised. This also resulted in an increase in net income as previously reported for the three months ended September 30, 2008 from ($82,424) to $245,576 as revised. A summary of our previously reported amounts and revised balances for 2007 are summarized below:

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

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on this assessment, management believes that as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

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

(2)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Annual Report on Form 10-K/A (pages E-1 through E-3).

(b)	An Exhibit Index is contained on page E-1.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: September 3, 2009	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas G. Voss Douglas G. Voss	Chairman of the Board and President	September 3, 2009

/s/ Charles R. Howell IV Charles R. Howell IV	Chief Executive Officer (Principal Executive Officer)	September 3, 2009

/s/ Michael O. Matthews Michael O. Matthews	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 3, 2009

* Vernon A. Mickelson	Director

* Ivan L. Simpson	Director

* James Link	Director

* Allan R. Moulton III	Director

* By:	/s/ Douglas G. Voss Douglas G. Voss	Attorney-in-Fact	September 3, 2009

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (2)

10.2	Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan. (2)

10.3	Amended and Restated Restructuring Agreement dated as of March 9, 2007 by and between the Company and Raytheon Aircraft Credit Corporation, including First Amendment to Amended and Restated Restructuring Agreement, entered into as of March 23, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (12)

10.4	Senior Note, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (8)

10.5	First Amendment to Security Agreement dated as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (8)

10.6	Form of Amended and Restated Promissory Note relating to 1900D aircraft, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (8)

10.7	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (3)

10.8	Fifth Amendment to Security Agreement, dated as of March 9, 2007 by and between Raytheon Aircraft Credit Corporation and the Company. (8)

10.9	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Aircraft Credit Corporation and the Company. (3)

10.10	Form of First Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (8)

10.11	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (3)

10.12	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (4)

10.13	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

E-1

10.14	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit are subject to a pending confidential treatment request. (5)

10.15	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (6)

10.16	Amended and Restated Term Cost Plan Agreement™ dated July 19, 2006 by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (7)

10.17	Second Amendment to Amended and Restated Restructuring Agreement, entered into as of June 30, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (9)

10.18	Third Amendment to Amended and Restated Restructuring Agreement, entered into as of July 30, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (9)

10.19	Second Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company, dated November 1, 2007. (10)

10.20	Form of Aircraft Lease by and between Raytheon Aircraft Credit Corporation and the Company. (11)

14	Code of Ethics. Available on the Company’s web site.

23.1	Consent of KPMG LLP.

24	Powers of Attorney.*

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

E-2

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 000-23224)
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 000-23224)
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 000-23224)
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. (File No. 000-23224)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. (File No. 000-23224)
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (File No. 000-23224)
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. (File No. 000-23224)
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (File No. 000-23224)
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended. (File No. 000-23224)
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed July 14, 2009.
*	Previously filed.

E-3