Form 10-Q
period 2009-09-30
GREAT LAKES AVIATION LTD
filed 2009-11-16
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, 14,291,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

i

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	September 30, 2009	December 31, 2008
Assets

Current assets:
Cash	$5,751,960	$3,494,484
Accounts receivable	9,089,233	8,497,958
Inventories	5,918,559	4,272,261
Prepaid expenses and other current assets	560,128	785,523
Current deferred tax assets	2,247,592	2,247,592

Total current assets	23,567,472	19,297,818

Property and equipment:
Flight equipment	112,325,455	112,168,728
Other property and equipment	8,896,347	8,713,039

	121,221,802	120,881,767
Less accumulated depreciation and amortization	(64,489,921)	(60,499,510)

Property and equipment, net	56,731,881	60,382,257

Maintenance deposits	1,428,773	—
Other assets	1,843,627	1,623,669
Long-term deferred tax assets	1,755,640	4,913,162

Total assets	$85,327,393	$86,216,906

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$7,750,197	$7,630,474
Accounts payable	3,714,931	3,717,501
Accrued liabilities and unearned revenue	4,777,216	4,863,493

Total current liabilities	16,242,344	16,211,468

Long-term debt, net of current maturities	46,351,670	51,780,307
Other long-term liabilities	358,762	711,062
Deferred credits	93,982	129,110

Total liabilities	63,046,758	68,831,947

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares
No shares issued and outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares
Issued and outstanding: 14,291,970 shares at September 30, 2009 and December 31, 2008	142,920	142,920
Paid-in capital	33,568,669	33,568,669
Accumulated deficit	(11,430,954)	(16,326,630)

Total stockholders’ equity	22,280,635	17,384,959

Commitments and contingencies

Total liabilities and stockholders’ equity	$85,327,393	$86,216,906

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues:
Passenger	$15,822,226	$20,541,032	$43,725,667	$57,955,992
Public service	15,922,990	10,409,281	45,286,016	26,229,443
Freight, charter, and other	283,594	341,608	805,064	884,631

Total operating revenues	32,028,810	31,291,921	89,816,747	85,070,066

Operating expenses:
Salaries, wages, and benefits	7,851,212	6,990,458	23,390,969	19,236,942
Aircraft fuel	7,363,784	11,961,704	19,234,254	30,558,636
Aircraft maintenance, materials, and repairs	3,689,855	3,417,429	12,582,489	10,164,937
Depreciation and amortization	1,537,434	1,371,170	4,248,326	4,206,917
Aircraft rental	557,267	258,921	1,492,809	621,821
Other rentals and landing fees	1,509,580	1,414,607	4,868,715	3,745,295
Other operating expenses	4,949,048	4,417,108	15,329,675	13,467,253

Total operating expenses	27,458,180	29,831,397	81,147,237	82,001,801

Operating income	4,570,630	1,460,524	8,669,510	3,068,265
Other income (expense):
Interest expense, net	(537,617)	(590,526)	(1,641,432)	(1,759,133)

Income before income taxes	4,033,013	869,998	7,028,078	1,309,132

Income tax expense	(1,546,009)	(952,422)	(2,851,983)	(1,163,966)

Net income (loss)	$2,487,004	$(82,424)	$4,176,095	$145,166

Net income (loss) per share:
Basic	$0.17	$(0.01)	$0.29	$0.01
Diluted	$0.17	$(0.01)	$0.29	$0.01

Weighted average shares outstanding:
Basic	14,291,970	14,291,970	14,291,970	14,218,977
Diluted	14,422,518	14,291,970	14,445,617	14,434,631

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,176,095	$145,166
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	4,248,326	4,206,917
Amortization of ASC Section 470-60-15 deferred gain	(1,154,704)	(1,283,347)
Loss on items beyond economic repair	97,518	86,574
Deferred tax expense	2,717,610	1,289,220
Change in current operating items:
Increase in accounts receivable	(591,275)	(2,399,136)
(Increase) decrease in inventories	(1,646,298)	1,058,059
Decrease in prepaid expenses and other current assets	225,395	788,142
Increase in maintenance deposits	(269,280)	—
Increase in other assets	(219,958)	(317,137)
Increase (decrease) in accounts payable	(2,570)	1,075,453
Increase (decrease) in accrued, deferred credits and other liabilities	(473,705)	794,339

Net cash provided by operating activities	7,107,154	5,444,250

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(695,468)	(1,713,177)

Net cash used in investing activities	(695,468)	(1,713,177)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(4,154,210)	(4,474,674)
Proceeds from sale of common stock	—	80,000

Net cash used in financing activities	(4,154,210)	(4,394,674)

NET INCREASE (DECREASE) IN CASH	2,257,476	(663,601)

Cash
Beginning of period	3,494,484	4,044,745

End of period	$5,751,960	$3,381,144

Supplemental cash flow information:
Cash paid during the period for interest (contractual)	$2,809,310	$3,117,646
Cash paid during the period for taxes	$112,650	$30,200

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statement of Stockholders’ Equity

Nine Months Ended September 30, 2009

(Unaudited)

	Preferred stock		Common stock			Accumulated
	Shares	Amount	Shares	Amount	Paid-in capital	deficit	Total
Balance at January 1, 2009	—	$—	14,291,970	$142,920	33,568,669	(16,326,630)	$17,384,959

Cumulative effect of change in accounting for maintenance deposits (Note 2)	—	—	—	—	—	719,581	719,581

Revised balance at January 1, 2009	—	—	14,291,970	142,920	33,568,669	(15,607,049)	18,104,540

Net income and comprehensive income	—	—	—	—	—	4,176,095	4,176,095

Balance at September 30, 2009	—	$—	14,291,970	$142,920	33,568,669	(11,430,954)	$22,280,635

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2009

(unaudited)

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

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 16, 2009.

Recent Accounting Pronouncements:

On August 28, 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective in fourth quarter 2009 for a calendar-year entity. The Company plans to adopt ASU 2009-05 in the fourth quarter of 2009 and does not anticipate this standard to have an effect on the Company’s financial position, results of operations, cash flows or disclosures.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, as amended, which was codified into Topic 105 Generally Accepted Accounting Standards in the Accounting Standards Codification (ASC). This standard establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. This standard is effective for interim and annual financial periods ending after September 15, 2009. The adoption of this standard did not have an effect on the Company’s financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1) and (APB 28-1) (codified as ASC 825). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends guidance previously referenced as APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 were adopted as of June 30, 2009 and only amends the disclosure requirements about fair value of financial instruments in interim periods. The Company adopted this amendment during the second quarter of 2009 and there was no impact.

2.	Change in Accounting for Maintenance Deposits

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-3, Accounting by Lessees for Maintenance Deposits (“EITF 08-3”), included in ASC Subtopic 840-10. This issue applies to the lessee’s accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities. EITF 08-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of EITF 08-3 as of January 1, 2009 in its June 30, 2009 Form 10-Q. The Company determined that two of its leased aircraft have maintenance deposit provisions within the scope of this EITF. The cumulative effect of the change in accounting for nonrefundable maintenance deposits as of January 1, 2009 increased maintenance deposits by $1.1 million, decreased long-term deferred tax assets by $0.4 million and decreased accumulated deficit by $0.7 million as of January 1, 2009.

The Company is required to make maintenance deposit payments for two of its Embraer EMB-120 Brasilia leased aircraft. At January 1, 2009, the Company had made maintenance deposits of approximately $1.1 million and as of September 30, 2009, the Company’s maintenance deposits were approximately $1.4 million. These maintenance deposits are reimbursable to the Company as maintenance is performed on the aircraft and the Company incurs maintenance expense for the major components of the aircraft. EITF 08-3 requires that lessees continually evaluate whether it is probable that an amount on deposit with a lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. When the underlying maintenance is performed, the maintenance costs shall be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. As of September 30, 2009, the Company has evaluated the maintenance deposits on account and determined that, based on historical and forecasted usage of the aircraft, that all amounts on deposit are probable of being returned to the Company as a result of the maintenance expected to be performed on the aircraft’s components. The Company will continue to evaluate its maintenance deposit account as the leases progress towards lease termination in April of 2013, and make the determination if any existing or future maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

3.	Share-Based Compensation

For the nine month periods ended September 30, 2009 and 2008, there were no options granted. The Great Lakes Aviation, Ltd. 1993 Incentive Stock Option Plan and Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan both expired in 2003 and, therefore, no new options may be granted under either of these stock option plans. The Company did not realize any tax deductions related to the exercise of stock in the nine month periods ended September 30, 2009 and 2008. The Company will record any such deductions to additional paid in capital when realized. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2009 and 2008 was $220,117 and $467,624, respectively. There was no unrecognized compensation cost from unvested stock options.

4.	Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (Loss)	$2,487,004	$(82,424)	$4,176,095	$145,166
Denominator:
Weighted average shares outstanding, basic	14,291,970	14,291,970	14,291,970	14,218,977
Dilutive effect of employee stock options	130,548	—	153,647	215,654

Weighted average shares outstanding, diluted	14,422,518	14,291,970	14,445,617	14,434,631

Net income (Loss) per share, basic	$0.17	$(0.01)	$0.29	$0.01
Net income (Loss) per share, diluted	$0.17	$(0.01)	$0.29	$0.01

For the three months ended September 30, 2009, outstanding options to purchase 5,000 shares were excluded from the calculation of net income per diluted common share as the exercise price of such options was higher than average market price of common stock for the period. For the three months ended September 30, 2008, outstanding options of 250,000 were excluded in the calculation of diluted weighted shares outstanding as the effect on earnings (loss) per share would have been anti-dilutive.

For the nine months ended September 30, 2009, no outstanding options were excluded from the calculation of net income per diluted common share as the exercise prices of all such options were lower than the average market price of common stock for the period. For the nine months ended September 30, 2008, outstanding options to purchase 20,000 shares were excluded from the calculation of net income per diluted common share as the exercise price of such options was higher than average market price of common stock for the period.

5.	Accrued Liabilities and Unearned Revenue

Accrued liabilities and unearned revenue consisted of the following balances at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Accrued expenses	$286,803	$173,137
Unearned revenue	2,349,018	2,421,495
Accrued property taxes	243,916	375,007
Accrued payroll	1,897,479	1,893,854

Total accrued liabilities and unearned revenue	$4,777,216	$4,863,493

6.	Long-Term Debt

The following table sets forth, as of September 30, 2009 and December 31, 2008, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt and the additional amounts of current and long-term debt recorded by the Company as required by ASC Section 470-60-15 (originally pursuant to SFAS No. 15- Accounting by Debtors and Creditors for Troubled Debt Restructurings), in connection with the Company’s December 2002 restructuring agreement with Raytheon:

	September 30, 2009	December 31, 2008
Long-Term Debt:
Raytheon Aircraft Credit Corporation - principal	$51,794,679	$55,948,889
Raytheon carrying value under ASC Section 470-60-15	2,307,188	3,461,892

Total long-term debt	54,101,867	59,410,781

Less
Current maturities of long-term debt	(6,361,785)	(6,114,138)
Current portion of ASC Section 470-60-15	(1,388,412)	(1,516,336)

Total current portion	(7,750,197)	(7,630,474)

Total long-term portion	$46,351,670	$51,780,307

As of September 30, 2009, the Raytheon Aircraft Credit Corporation (“Raytheon”) debt consisted of 25 Aircraft Notes secured by Beechcraft model 1900D aircraft (the “Aircraft Notes”) and a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and substantially all of the other assets of the Company (the “Senior Note”) (collectively, the “Raytheon Notes.”). Each of the Aircraft Notes bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1.3 million will be due for each aircraft. The Senior Note bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the 30th day of each month. The Senior Note provides for payments of principal on June 30, September 30, and December 30 of each year until the note matures on December 30, 2015.

The amount of long-term debt also includes additional amounts of debt recorded relating to the Company’s restructured debt obligations to Raytheon pursuant to ASC Section 470-60-15. This additional amount is being amortized as a reduction of interest expense over the remaining term of the Raytheon debt. Due to the amortization of the ASC Section 470-60-15 amounts relating to the Company’s restructured debt obligations to Raytheon, the Company’s interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes.

During the third quarter and first nine months of 2009 and 2008, the Company’s contractual interest expense for all long-term debt was $0.9 million and $2.8 million for 2009 and $1.0 million and $3.1 million for 2008, respectively. In accordance with procedures set forth in ASC Section 470-60-15, the Company amortized $1.2 million and $1.3 million of the ASC Section 470-60-15 balances for the nine months ending September 30, 2009 and 2008 as a reduction of interest expense. The Company’s net interest expense on long-term debt obligations, as reflected in the financial statements, net of interest income, was $1.6 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively.

All of the Company’s fixed rate debt is comprised of Raytheon Aircraft Notes and Senior Debt. There is not an active market for the Company’s notes. The outstanding principal balance of the Company’s long term debt, exclusive of ASC Section 470-60-15 carrying values, is $51.8 million. Based on the Company’s concentration of long-term debt with one aircraft creditor, who is also a significant stockholder of the company, the fair value of long-term debt was not reasonably determinable.

7.	Related Parties

As of September 30, 2009, Douglas G. Voss, the Company’s Chairman, President and major shareholder, was the beneficial owner of 5,581,000 shares of the Company’s common stock, representing 39.1% of the outstanding common stock of the Company. Accordingly, Mr. Voss is in a position to control the management and affairs of the Company.

The Company rents six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman, President and major shareholder. Total payments for these leases were $21,375 and $21,375 for the nine months ending September 30, 2009 and 2008, respectively.

As of September 30, 2009, Raytheon owned 5,371,980 shares of the Company’s common stock, representing an approximate 37.6% interest in the Company’s outstanding common stock. The Company issued the shares to Raytheon in December 2002 as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. See Note 6 for a discussion of these debt obligations.

In addition, in the fourth quarter of 2008 the Company entered into agreements with Raytheon to lease three Beechcraft model 1900D aircraft with attached engines. In the first nine months of 2009, the Company entered into four additional leases for 1900D aircraft (three without engines) under the same form of lease. The Company expensed rental payments for the nine months ended September 30, 2009 of $1,027,734 for the seven aircraft leased from Raytheon. The lease agreements provide for the early termination after the first anniversary of the leases by either Raytheon or the Company.

8.	Income Taxes

The Company’s estimated annual effective income tax rate is 40.0% for 2009, which excludes $32,461 of state income tax expense in the first quarter of 2009 attributed to a change in estimated state tax rates applied in the first quarter of 2009. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income.

9.	Subsequent Events

We evaluated events after September 30, 2009 and through November 16, 2009, which is the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Great Lakes Aviation, Ltd. is a regional airline operating as an independent carrier and as a code share partner with United Airlines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). As of October 31, 2009, we served 65 airports in 17 states with a fleet of six Embraer EMB-120 Brasilias and 32 Raytheon/Beech 1900D regional airliners.

All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code-share agreements with United Airlines and Frontier Airlines at our Albuquerque, Billings, Denver, Kansas City, Ontario, CA and Phoenix hubs. We also operate hubs in Milwaukee and St. Louis.

We derived approximately 50.4% of our total revenue from the Essential Air Service program (“EAS”) in the nine month period ending September 30, 2009. Under the EAS program, the United States Department of Transportation subsidizes flights serving specified communities in order to promote the provision of essential air services. As of October 31, 2009, we served 48 EAS communities on a subsidized basis.

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

On April 7, 2009, we commenced service to Kingman, AZ from Ontario, CA.

On November 7, 2009 we discontinued service to Marion and Quincy, IL, and Cape Girardeau, MO from St. Louis, MO.

Recent Developments Involving Frontier

On September 9, 2009, the Company and Frontier entered into an amendment to the Code Share Agreement between the Company and Frontier dated May 3, 2001, as amended on February 8, 2002, which Amendment has an effective date of July 1, 2009. The Amendment modifies the allocation of distribution costs between the Company and Frontier. On September 10, 2009, the Bankruptcy Court entered a confirmation order in the Chapter 11 cases of Frontier confirming the Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code. Frontier’s Joint Plan of Reorganization became effective October 1, 2009 and the Company’s Code Share Agreement, as amended, was assumed as of October 1, 2009.

Effective October 1, 2009, in conjunction with Frontier’s emergence from bankruptcy, Republic Airlines Holdings, Inc. acquired 100% of the common stock of Frontier.

Financial Highlights

We had operating revenue of $89.8 million for the nine month period ending September 30, 2009, a 5.6 percent increase compared to operating revenue of $85.1 million for the nine month period ending September 30, 2008. The increase in operating revenue is primarily attributable to public service revenue increasing $19.1 million as a result of the expansion into seven additional Essential Air Service (EAS) markets, combined with renewing existing EAS markets which supported higher subsidy levels under the EAS program. We expect EAS revenue to increase, in the near term, as a percentage of our operating revenue, due to the increased number of EAS awards for relatively lower load factor EAS markets.

We had operating income of $8.7 million for the nine month period ending September 30, 2009, a 182.6 percent increase compared to operating income of $3.1 million for the nine month period ending September 30, 2008. The increase in operating income is mostly attributable to unprecedented higher fuel prices in 2008, which retracted in 2009, resulting in $11.3 million less fuel expense for the nine month period ending September 30, 2009 compared to the same period in 2008. On a year-over-year comparative basis, average per gallon cost of fuel decreased 43.7 percent, or $1.70 per gallon. The effect of the $1.70 decrease in cost per gallon, excluding the quantity impacts of the increased gallons consumed in 2009, caused our fuel expense to be lower in the nine month period ending September 30, 2009 by $13.5 million as compared to the same period ending September 30, 2008.

We had net income of $4.2 million for the nine month period ending September 30, 2009, compared to net income of $0.1 million for the nine month period ending September 30, 2008. The increase in net income is mostly attributable to higher public service revenue and lower fuel costs.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

The following table sets forth certain financial information regarding our results of operations for the three months ended September 30, 2009 and 2008.

Statement of Income Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30,
	2009				2008
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2008	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$15,822	15.2	¢	(23.0)%	$20,541	21.2	¢
Public service	15,923	15.3		53.0	10,409	10.7
Freight, charter and other	284	0.3		(17.0)	342	0.4

Total operating revenues	32,029	30.7		2.4	31,292	32.3

Operating expenses:
Salaries, wages, and benefits	7,851	7.5		12.3	6,990	7.2
Aircraft fuel	7,364	7.1		(38.4)	11,962	12.3
Aircraft maintenance, materials and repairs	3,690	3.5		8.0	3,417	3.5
Depreciation and amortization	1,537	1.5		12.1	1,371	1.4
Aircraft rental	557	0.5		115.1	259	0.3
Other rentals and landing fees	1,510	1.4		6.7	1,415	1.5
Other operating expenses	4,949	4.7		12.0	4,417	4.6

Total operating expenses	27,458	26.3		(8.0)	29,831	30.8

Operating income	4,571	4.4		212.9	1,461	1.5

Interest expense, net	(538)	(0.5)		(9.0)	(591)	(0.6)

Income before income taxes	4,033	3.9	¢	363.6%	870	0.9	¢

Income tax expense	(1,546)	(1.5)		62.4	(952)	(1.0)

Net income	$2,487	2.4	¢	(3,132.9)%	$(82)	(0.1	)¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended September 30, 2009 and 2008.

	September 30, 2009		Increase (decrease) from 2008	September 30, 2008
Selected Operating Data:
Available seat miles (in thousands) (1)	104,289		7.6%	96,967
Revenue passenger miles (in thousands) (2)	35,873		-11.6%	40,583
Revenue passengers carried	130,223		-14.0%	151,499
Departures flown	24,184		8.0%	22,395
Passenger load factor (3)	34.4%		-17.9%	41.9%
Average yield per revenue passenger mile (4)	44.1	¢	-12.8%	50.6	¢
Revenue per available seat miles (5)	30.7	¢	-5.0%	32.3	¢
Cost per available seat mile (6)	26.3	¢	-14.6%	30.8	¢
Average passenger fare (7)	$121.50		-10.4%	$135.59
Average passenger trip length (miles) (8)	275		2.6%	268
Average cost per gallon of fuel	$2.47		-40.5%	$4.15

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Third Quarter 2009 to Third Quarter 2008

Passenger Revenues. Passenger revenues were $15.8 million in the third quarter of 2009, a decrease of 23.0% from $20.5 million in the third quarter of 2008. The $4.7 million decrease in passenger revenues was primarily attributable to a 17.9% decrease in passenger load factor during the third quarter of 2009 combined with a 12.8% decrease in average yield. Our available seat miles (ASMs) flown in the third quarter of 2009 increased 7.6% compared to the third quarter of 2008. The increase in available seat miles is attributed to six more destinations served with seven more aircraft as of September 30, 2009 compared to September 30, 2008.

Public Service Revenues. Public service revenues collected through the Essential Air Service (“EAS”) Program increased 53.0% to $15.9 million during the third quarter of 2009, as compared to $10.4 million during the same period in 2008. The increase in public service revenue was mostly due to an increase in the number of communities served by our EAS Program combined with renewed awards supporting higher subsidy levels. At September 30, 2009 and September 30, 2008, we served 48 and 41 communities, respectively, on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $0.3 million during the third quarter of 2009, which was consistent with the third quarter of 2008.

Operating Expenses. Total operating expenses were $27.5 million, or 26.3 cents per ASM, in the third quarter of 2009, as compared to $29.8 million, or 30.8 cents per ASM in the third quarter of 2008.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $7.9 million in the third quarter of 2009, an increase of 12.3% from $7.0 million in the third quarter of 2008. The increase in salaries, wages, and benefits was mostly attributable to a 22.5% increase in the number of our pilots and an 11.5% increase in the number of our support employees resulting from expanded operations, in combination with pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $7.4 million, or 7.1 cents per ASM, in the third quarter of 2009. In comparison, our aircraft fuel and into-plane expense for the third quarter of 2008 was $12.0 million, or 12.3 cents per ASM. The 38.4% decrease in our aircraft fuel expense was attributable to a 40.5% decrease in average cost of fuel per gallon, offset in part by increased consumption as the result of a 7.6% increase in our available seat miles.

The average cost of fuel decreased from $4.15 per gallon in the third quarter of 2008 to $2.47 per gallon in the third quarter of 2009. The effect of the $1.68 decrease in cost per gallon was a decrease in total cost of approximately $4.6 million in the third quarter of 2009. At rates of consumption for the third quarter of 2009, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $124,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $3.7 million during the third quarter of 2009, which was an 8.0% increase from $3.4 million during the third quarter of 2008. The increase was primarily attributable to parts expense attributable to the addition of seven aircraft since the third quarter of 2008, as well as general price increases in the cost of aircraft parts. This increase was partially offset by a decrease of EMB 120 engine overhauls and 1900D engine overhauls which are not covered under our engine maintenance contract with Pratt and Whitney Canada Corporation.

Depreciation and Amortization. Depreciation and amortization expense was $1.5 million during the third quarter of 2009, which was a 12.1% increase from $1.4 million during third quarter of 2008. This increase was partially from the increase to rotable parts inventory depreciation.

Aircraft Rental. Aircraft lease expense was $0.5 million during the third quarter of 2009, which was a 115.1% increase from $0.3 million during the third quarter of 2008. The increase was attributable to the addition of a total of seven 1900D aircraft leases from Raytheon during the fourth quarter of 2008 and the first nine months of 2009.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.5 million during the third quarter of 2009, which was a 6.7% increase from $1.4 million during the third quarter of 2008. The increase is mostly attributable to an 8.0% increase in departures flown, as we added destinations served.

Other Operating Expenses. Other operating expenses were $4.9 million, or 4.7 cents per ASM, during the third quarter of 2009, an increase of 12.0% from $4.4 million, or 4.6 cents per ASM, during the third quarter of 2008. The increase in other operating expenses was primarily due to increases of approximately $245,000 in legal and professional fees, $206,000 in contract handling and $103,000 in contract maintenance labor.

Interest Expense. Interest expense was $0.5 million during the third quarter of 2009, a decrease of 9.0% from the third quarter of 2008. The decrease was a result of a decrease in interest expense of $99,611 due to lower principal balances which was partially offset by a reduction in credits to interest expense related to the restructured Raytheon debt of $41,077 and lower interest income of $5,625.

Income Tax Expense. For the three months ended September 30, 2009 and 2008 we recorded income tax expense of $1,546,009 and $952,422, respectively. This increase was primarily as a result of our increased income before income taxes. Our estimated annual effective federal and state income tax rate is 38.3% for the quarter ending September 30, 2009. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

The following table sets forth certain financial information regarding our results of operations for the nine months ended September 30, 2009 and 2008.

Statement of Income Data

(dollars in thousands)

	For the Nine Months Ended September 30,
	2009				2008
	Amount (in thousands)	Cents per ASM		% Increase (decrease) from 2008	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$43,726	14.4	¢	(24.6)%	$57,956	21.9	¢
Public service	45,286	14.9		72.7	26,229	9.9
Freight, charter and other	805	0.3		(9.0)	885	0.3

Total operating revenues	89,817	29.6		5.6	85,070	32.1

Operating expenses:
Salaries, wages, and benefits	23,391	7.7		21.6	19,237	7.3
Aircraft fuel	19,234	6.3		(37.1)	30,559	11.5
Aircraft maintenance, materials and repairs	12,582	4.2		23.8	10,165	3.8
Depreciation and amortization	4,248	1.4		1.0	4,207	1.6
Aircraft rental	1,493	0.5		140.0	622	0.2
Other rentals and landing fees	4,869	1.6		30.0	3,745	1.4
Other operating expenses	15,330	5.1		13.8	13,467	5.1

Total operating expenses	81,147	26.8		(1.0)	82,002	30.9

Operating income	8,670	2.9		182.6	3,068	1.2

Interest expense, net	(1,641)	(0.5)		(6.7)	(1,759)	(0.7)

Income before income taxes	7,029	2.3	¢	437.0%	1,309	0.5	¢

Income tax expense	(2,852)	(0.9)		145.0	(1,164)	(0.4)

Net income	$4,177	1.4	¢	2,780.7%	$145	(0.1	)¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the nine months ended September 30, 2009 and 2008.

	September 30, 2009		Increase (decrease) from 2008	September 30, 2008
Selected Operating Data:
Available seat miles (in thousands) (1)	303,049		14.4%	264,955
Revenue passenger miles (in thousands) (2)	99,192		-15.3%	117,092
Revenue passengers carried	359,816		-17.4%	435,699
Departures flown	70,431		16.5%	60,437
Passenger load factor (3)	32.7%		-26.0%	44.2%
Average yield per revenue passenger mile (4)	44.1	¢	-10.9%	49.5	¢
Revenue per available seat miles (5)	29.6	¢	-7.8%	32.1	¢
Cost per available seat mile (6)	26.8	¢	-13.3%	30.9	¢
Average passenger fare (7)	$121.52		-8.6%	$133.02
Average passenger trip length (miles) (8)	276		2.6%	269
Average cost per gallon of fuel	$2.19		-43.7%	$3.89

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of nine months ended September 30, 2009, to nine months ended September 30, 2008

Passenger Revenues. Passenger revenues were $43.7 million in the nine month period ending September 30, 2009, a decrease of 24.6% from $58.0 million in the first nine months of 2008. The $14.3 million decrease in passenger revenues was primarily attributable to a 26.0% decrease in passenger load factor and a 10.9% decrease in average yield. Our available seat miles (ASMs) for the first nine months of 2009 increased 14.4% compared to ASMs flown in the prior year. The increase in available seat miles is attributed to six more destinations served with seven more aircraft as of September 30, 2009.

Public Service Revenues. Public service revenues collected through the EAS Program increased 72.7% to $45.3 million during the first nine months of 2009, as compared to $26.2 million during the first nine months of 2008.

The increase in public service revenue was mostly due to an increase in the number of communities served by our EAS Program combined with renewed awards supporting higher subsidy levels. At September 30, 2009 and September 30, 2008, we served 48 and 41 communities, respectively, on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $0.8 million during the first nine months of 2009, a small decrease from the prior year. The decrease of approximately $80,000 in other revenues was primarily attributable to reduction of charter, cargo and other revenues which was partially offset by increased contract handling revenue.

Operating Expenses. Total operating expenses were $81.1 million, or 26.8 cents per ASM, in the first nine months of 2009, as compared to $82.0 million, or 30.9 cents per ASM in the first nine months of 2008.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $23.4 million in the first nine months of 2009, an increase of 21.6% from $19.2 million in the first nine months of 2008. The increase in salaries, wages, and benefits was mostly attributable to a 31.2% increase in number of our pilots and a 20.9% increase in number of our support employees resulting from increased operations, in combination with pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $19.2 million, or 6.3 cents per ASM, in the first nine months of 2009. In comparison, our aircraft fuel and into-plane expense for the first nine months of 2008 was $30.6 million, or 11.5 cents per ASM. The 37.1% decrease in our aircraft fuel expense was attributable to a 43.7% decrease in average cost of fuel per gallon, offset in part by increased consumption as the result of a 14.4% increase in our available seat miles.

The average cost of fuel decreased from $3.89 per gallon in the first nine months of 2008 to $2.19 per gallon in the first nine months of 2009. The effect of the $1.70 decrease in cost per gallon was a decrease in total cost of approximately $13.5 million in the first nine months of 2009. At rates of consumption for the first nine months of 2009, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $124,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $12.6 million during the first nine months of 2009, which was a 23.8% increase from $10.2 million during the first nine months of 2008. The increase was primarily attributable to parts expense attributable to the addition of seven aircraft since the third quarter of 2008, as well as, general price increases in the cost of aircraft parts. Other contributing factors to this increase included EMB 120 engine overhauls and accelerated maintenance expenses associated with the preparation of six Company owned Beechcraft 1900D spare engines installed on three Raytheon aircraft leased without engines.

Depreciation and Amortization. Depreciation and amortization expense was $4.2 million during the first nine months of 2009, which was consistent with the first nine months of 2008.

Aircraft Rental. Aircraft lease expense was $1.5 million during the first nine months of 2009, which was a 140.0% increase from $0.6 million during the first nine months of 2008. The increase was attributable to the addition of a total of seven 1900D aircraft leases from Raytheon during the fourth quarter of 2008 and the first nine months of 2009.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $4.9 million during the first nine months of 2009, which was a 30.0% increase from $3.7 million during the first nine months of 2008. The increase is primarily attributable to the 16.5% increase in departures flown, as we added destinations served, and receiving $0.2 million less in annual rate adjustments during the first nine months of 2009 compared to the same period of 2008 from Denver International Airport.

Other Operating Expenses. Other operating expenses were $15.3 million, or 5.1 cents per ASM, during the first nine months of 2009, an increase of 13.8% from $13.5 million, or 5.1 cents per ASM, during the first nine months of 2008. The increase in other operating expenses was primarily due to increases of approximately $720,000 in pilot training and associated lodging expenses, $448,000 in legal, accounting and professional fees, $412,000 in contract handling and $249,000 in contract maintenance.

Interest Expense. Interest expense was $1.6 million during the first nine months of 2009, a decrease of 6.7% from the first nine months of 2008. The decrease was a result of a decrease in interest expense of $315,225 due to lower principal balances which was partially offset by a reduction in credits to interest expense related to the restructured Raytheon debt of $128,643 and lower interest income of $68,881.

Income Tax Expense. For the nine months ended September 30, 2009 and 2008 we recorded income tax expense of $2,851,983 and $1,163,966, respectively. This increase was primarily a result of our increased income before income taxes. Our effective tax rate for the period ended September 30, 2009 is 40.6% which includes an additional $32,461 state income tax expense in the first quarter of 2009 attributed to a change in estimated state tax rates applied in the first quarter of 2009. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income.

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

Liquidity and Capital Resources

Debt and Lease Payment Obligations. The following table summarizes our major debt and lease payment obligations for periods beginning as of October 1 and ending as of September 30 for each of the designated time periods:

	2010	2011-2012	2013-2014	After 2014	Total
Long-term debt - contractual	$6,361,785	$39,674,771	$3,555,543	$2,202,580	$51,794,679
Contractual interest on long-term debt(1)	3,360,968	2,818,616	560,693	87,969	6,828,246

Total debt	9,722,753	42,493,387	4,116,236	2,290,549	58,622,925
Aircraft lease obligations	2,274,000	3,439,920	300,000	—	6,013,920
Non-aircraft lease commitments	834,713	—	—	—	834,713

Total lease obligations	3,108,713	3,439,920	300,000	—	6,848,633

Total obligations	$12,831,466	$45,933,307	$4,416,236	$2,290,549	$65,471,558

(1)	The amounts shown represent contractual interest payable on the notes and exclude total adjustments of $2,307,189, for all periods, recorded under ASC Section 470-60-15 to the carrying value of the notes in the financial statements.

Sources and Uses of Cash. As of September 30, 2009, our cash balance was $5.8 million compared to $3.5 million as of December 31, 2008. We made principal payments on debt of $4.1 million during the first nine months of 2009. At September 30, 2009, we were current on payments due to our lenders and lessors.

Cash Provided by Operating Activities. During the first nine months of 2009, we had positive cash flows from operating activities in the amount of $7.1 million. During the first nine months of 2009, we generated $4.2 million of net income and recorded non-cash depreciation and amortization of $4.3 million.

Cash Flows from Investing Activities. During the first nine months of 2009, we invested $0.7 million in replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first nine months of 2009, we utilized $4.1 million of cash to reduce our outstanding long-term debt balances.

As of September 30, 2009, we had working capital of approximately $7.3 million, as compared to working capital of $3.1 million as of December 31, 2008.

At September 30, 2009, total assets were in excess of total liabilities by $22.3 million. The accounting treatment under ASC Section 470-60-15 for recording of gains from the restructuring of debt obligations at December 31, 2002 required that $22.3 million of such gain be deferred and amortized over the term of the restructured debt obligations. This has the effect of increasing net income and stockholders’ equity as the gain is amortized to earnings. At September 30, 2009, the remaining unamortized amount of deferred gain was $2.3 million, which will be amortized as a reduction of interest expense during the years 2009 through 2011.

We believe, subject to events beyond our control, our available cash resources and cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. Events that are beyond our control could include, but are not limited to, volatile fuel prices, the economic recession, the global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism.

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel. As of September 30, 2009, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. Our earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 26.8% of our operating expenses in the first nine months of 2009. A one cent change in the average cost of aircraft fuel would impact our aircraft fuel expense by approximately $124,000 annually, based upon fuel consumption in the first nine months of 2009.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. As of September 30, 2009 all of our debt obligations were at fixed interest rates and we have no variable interest rate risk exposure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

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

GREAT LAKES AVIATION, LTD.

Dated: November 16, 2009	By:	/S/ CHARLES R. HOWELL IV
Charles R. Howell IV
Chief Executive Officer

	By:	/S/ MICHAEL O. MATTHEWS
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Amendment No. 2 to Code Share Agreement, dated July 1, 2009 by and between Frontier Airlines, Inc. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (3)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

99.	Cautionary Statement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-159256, as amended September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-159256, as amended September 30, 2009.

E-1