Form 10-K
period 2009-12-31
GREAT LAKES AVIATION LTD
filed 2010-03-26
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of registrant’s most recently completed second fiscal quarter was approximately $4,103,000.

As of March 1, 2010 there were 14,291,970 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREAT LAKES AVIATION, LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2009

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Great Lakes Aviation, Ltd. (Great Lakes, we, our, its, it or the Company) notes that certain statements in this Form 10-K and elsewhere are forward-looking and provide other than historical information. Our management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning our general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” “anticipate” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the forward-looking statements contained in this Form 10-K or elsewhere should be relied on as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

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

See also Item 1A. “Risk Factors,” below for additional discussion of these factors.

Readers are cautioned not to attribute undue certainty on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we do not undertake to update any forward-looking statements except as required by law in the normal course of our public disclosure practices.

PART I

Item 1.	BUSINESS

General

We are a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (“United” or “United Airlines”) and Frontier Airlines, Inc. (“Frontier” or “Frontier Airlines”). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. As of March 1, 2010 we served 60 airports in 15 states with a fleet of six Embraer EMB-120 Brasilias and 32 Raytheon/Beech 1900D regional airliners.

All scheduled flights are operated under the Great Lakes Airlines marketing identity in conjunction with code-share agreements with United Airlines and Frontier Airlines at our Albuquerque, Billings, Denver, Kansas City, Ontario, CA , Milwaukee and Phoenix hubs. In January of 2010, we ceased operations at our St. Louis, MO hub.

We derived approximately 50% of our total revenue from the Essential Air Service program (“EAS”) in the 12 month period ending December 31, 2009. Under the EAS program, the United States Department of Transportation subsidizes flights serving specified communities in order to promote the provision of essential air services to otherwise unprofitable or minimally profitable markets. The Department of Transportation typically awards EAS routes for two-year periods for each city served. As of March 1, 2010, we served 43 EAS communities on a subsidized basis.

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

Essential Air Service Program

We derived approximately 50% of our total revenue from the Essential Air Service program (“EAS”) in 2009, which is administered by the United States Department of Transportation (the “DOT”). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets. An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before the airline may terminate, suspend, or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. EAS rates are normally set for two-year periods for each city. Significant fluctuations in passenger traffic, fares and associated revenues, as well as fluctuations in fuel and other costs, may cause EAS routes to become unprofitable during these two-year terms.

At the end of the two year term for EAS service to a particular city, the DOT may request competitive proposals from other airlines. Proposals, when requested, are evaluated on, among other things, the level of service provided, the amount of subsidy requested, the fitness of the applicant, and comments from the communities served.

Essential Air Service (“EAS”) Program Activity

In February of 2009 we added service to five additional communities under the EAS program. We initiated service from Glasgow, Glendive, Havre and Wolf Point, MT to Billings, MT; and we commenced service to Grand Island, NE from Kansas City, MO.

In April of 2009, we commenced service to Kingman, AZ from Ontario, CA.

In November of 2009 we discontinued service to Marion and Quincy, IL, and Cape Girardeau, MO from St. Louis, MO.

In December of 2009, we discontinued service to Decatur, IL from St. Louis, MO.

In January of 2010, we discontinued service to Burlington, IA from Kansas City, MO.

In January of 2010 we transferred our Ft. Leonard Wood, MO service from our St. Louis hub to our Kansas City hub and ceased operations in St. Louis.

As of March 1, 2010, we served 43 EAS communities on a subsidized basis.

United Airlines and Frontier Airlines Code Share Relationships

United Airlines. We have operated under ticket revenue proration code share agreements with United Airlines since April 1992. On May 1, 2001, we transitioned from a United Express branded code share agreement to a unique code share agreement that provides United with code share marketable access to all seats on Great Lakes aircraft where the United code share product can provide our mutual customers connecting opportunities and access to all of the benefits of the United product line including convenient baggage transfer and United’s frequent flyer program. The agreement provides Great Lakes the opportunity to establish code share relationships and interline relationships with any other carriers at any Great Lakes hub. Operational terms of the May 2001 transition from United Express branding, to Great Lakes branding, provided for the repainting of our aircraft to reflect the Great Lakes livery and the remodeling of Great Lakes ticket counters to promote the Great Lakes brand while maintaining automated check-in for connecting United passengers. The current terms of the United code share agreement provides for the use of United Airlines flight designator codes on certain flights that connect with United flights at our Billings, MT, Denver, CO, Kansas City, MO, Ontario, CA and Phoenix, AZ hubs.

Frontier Airlines. On May 3, 2001, we entered into a code share agreement with Frontier, which was implemented July 9, 2001. The Frontier agreement facilitates additional convenient access to connecting seat inventories and makes available the entire Frontier product line to all Great Lakes communities. The Frontier flight designator code (F9) can be used on Great Lakes’ flights connecting with Frontier’s flights at our Albuquerque, NM, Billings, MT, Denver, CO, Phoenix, AZ and Milwaukee, WI hubs.

Accordingly, certain flights to and from our Billings, Denver, and Phoenix hubs carry both the United Airlines and Frontier Airlines flight designator codes and all flights throughout our route system may carry the Great Lakes designator code.

During 2009, we estimate that approximately 39% of Great Lakes’ connecting passenger traffic utilized the United code share product line and approximately 21% of Great Lakes’ connecting passenger traffic utilized the Frontier code share product line.

Interline Relationships

Since 1982, Great Lakes has developed and maintained various interline relationships with numerous domestic and international airlines. In recent years, as the industry has modified it’s interline ticketing and baggage agreements to move towards a higher reliance on internet based distribution structures, the traditional paper ticket transaction systems are being phased out. Great Lakes is committed to being part of the airline industry’s mission to simplify the customer relationship. As a byproduct of this commitment, we have recently developed electronic ticketing (e-ticket) interline agreements with Continental Airlines, U.S. Airways, United Airlines and Frontier Airlines. We intend to update our remaining paper ticket interline agreements with e-ticket processing procedures.

Markets

As of March 1, 2010, Great Lakes operated 279 weekday flights. Service scheduled to and from our seven hubs including; 148 flights at Denver, 8 flights at Albuquerque, 8 flights at Phoenix, 24 flights at Kansas City, MO, 8 flights at Milwaukee , 12 flights at Ontario, CA. and 12 flights at Billings, MT.

Beginning April 7, 2010, Great Lakes’ route map, consisting of current scheduled service and recently awarded Essential Air Service communities, will be as follows:

Great Lakes Airlines

www.flygreatlakes.com

Havre
Glasgow
Wolf Point
Sidney
Williston
Lewistown
Glendive
Miles City
Dickinson
BILLINGS
Sheridan
Worland
Gillette
Pierre
Huron
Riverton
Chadron
Alliance
Rock Springs
Scottsbluff
Laramie
Cheyenne
North Platte
Grand Island
Kearney
Ely
Vernal
DENVER
McCook
Merced
Moab
Hays
Salina
Great Bend
KANSAS CITY
Telluride
Garden City
Visalia
LAS VEGAS
Cortez
Pueblo
Dodge City
Page
Alamosa
Fort Leonard Wood
Kingman
Farmington
Liberal
Joplin
ONTARIO
Prescott
ALBUQUERQUE
Show Low
PHOENIX
Clovis
Silver City
Ironwood
Rhinelander
Manistee
MILWAUKEE
60 Airports Served in 15 States
42 EAS Communities
10 Non EAS Communites
8 Hubs
Route Map
as of
April 7, 2010

We frequently modify our routes. For a current map of routes being flown, please visit our website at www.flygreatlakes.com.

Marketing

Our services are marketed primarily by means of our internet website, global distributions systems (travel agencies and travel agent websites), our reservation call center and seat capacity made available through our code share agreements. Our promotional programs emphasize our close affiliation with our code share partners and, in particular, the opportunity for our passengers to participate in related customer service benefits, such as frequent flyer programs.

Yield Management

We monitor our inventory and pricing of available seats utilizing yield management techniques. These processes enable our revenue control analysts to examine our past traffic and pricing trends, and to estimate the optimal number of seats to make available for sale at various fares. The analysts then monitor each flight to adjust seat allocations and booking levels, with the objective of maximizing total revenue for each flight.

Charter, Freight and Contract Service

Great Lakes uses its Beechcraft 1900Ds and Embraer Brasilia aircraft to provide charter services to private individuals, corporations and athletic teams. We also carry freight and small packages on most of our scheduled flights and provide contract services for other airlines. Combined revenues from our charter flights, freight and contract services were 1.5%, 1.0%, and 0.7% of our total revenues for the years ended December 31, 2009, 2008, and 2007, respectively.

Seasonality

Seasonal factors, related to weather conditions and changes in passenger demand, generally affect our monthly passenger enplanements. We have historically shown a higher level of passenger enplanements in the May through October period as compared with the November through April period for many of the cities served. These seasonal factors have generally resulted in reduced revenues, lower operating income, and less cash flow for us during the November through April period. As a result of such factors, our revenues and earnings have shown a corresponding increase during the May through October period. Essential Air Service revenues are generated under subsidy per departure rates established by the DOT and we realize revenue as departures are performed. Inherently, our EAS revenues are not affected by seasonality.

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

Aircraft

As of March 1, 2010, our fleet consisted of 32 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft.

Beechcraft 1900D Aircraft. The 19 passenger Beechcraft 1900D aircraft are pressurized and weather radar equipped, and offer a 310-mile per hour cruising speed.

Embraer Brasilia Aircraft. The 30-passenger Embraer Brasilia aircraft are pressurized, weather radar equipped, configured with lavatories, staffed with a flight attendant, and offer a 330-mile per hour cruising speed.

A summary of our operating aircraft as of December 31, 2009, 2008 and 2007 is as follows:

	2009		2008		2007
	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia
Owned	25	4	25	4	25	4
Operating leases	7	2	3	2	—	2

	32	6	28	6	25	6

As of March 1, 2010, the average age of our aircraft was approximately 15 years.

Maintenance

Federal Aviation Administration (the “FAA”)-approved and Great Lakes-developed maintenance programs require periodic inspection and maintenance of commercial aircraft. We perform our maintenance and inspection of our aircraft and engines, with the exception of engine overhauls. The heavy maintenance bases are located in Cheyenne, WY, Farmington, NM and Williston, ND. Line maintenance is also performed in Denver, CO and Phoenix, AZ. Parts inventories are maintained at these locations to promote the mechanical dispatch reliability of the fleet. We also keep an inventory of spare engines and propellers for our fleet to allow for minimal downtime during major overhauls. We operate a FAA certified repair station utilizing company-trained mechanics and repair personnel to perform overhaul and repair of selected aircraft components for our fleet of Beechcraft 1900D and Embraer Brasilia EMB-120 aircraft.

Great Lakes has a Fleet Management ProgramTM contract with Pratt & Whitney Canada under which P&WC supplies us with certain engine maintenance services for certain Beechcraft 1900D aircraft through June 30, 2011.

Fuel

We expect to continue to be able to obtain fuel in quantities sufficient to meet our future requirements. We contract, both through intermediaries and directly with refiners, for the purchase of a significant portion of our aircraft fuel requirements. However, standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, an increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues or subsidies, could have a material adverse impact on our future operating results. During 2009, our average price of fuel, including taxes and into plane service fees, was $2.29 per gallon, as compared to $3.58 in 2008 and $2.76 in 2007. Based on rates of consumption for 2009, a one cent increase or decrease in the per gallon price of fuel would increase or decrease our fuel expense by approximately $120,000 annually.

Liquidity and Financing

Raytheon Aircraft Credit Corporation

Our primary creditor is Raytheon Aircraft Credit Corporation (“Raytheon”). In the first quarter of 2007, we renegotiated the debt owed on 25 Beech 1900D aircraft and issued 25 amended and restated promissory notes (the “Aircraft Notes”), each secured by an amended security agreement covering the related aircraft. Each of the Aircraft Notes had an original principal amount of $2,116,574, for a total amount of $52,914,343, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments with interest in arrears. At December 31, 2009 the principal balance outstanding on these Aircraft Notes was $40,368,314. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1,306,675 is due for each aircraft or $32,666,871 for all 25 Beech 1900D aircraft. We will need to refinance the obligation with Raytheon, generate enough cash from operations to repay the obligation, secure alternative sources of financing with which to repay Raytheon, raise additional capital sufficient to repay Raytheon, or achieve any combination of the foregoing that might be required to satisfy the terms of the Aircraft Notes.

In the first quarter of 2007, we also renegotiated our Senior Note with Raytheon which is secured by four Embraer Brasalia aircraft, as well as all other assets of the Company. The Senior Note had an original principal amount of $13,174,755 and bears interest at a fixed rate of 7.00%. Interest on the Senior Note is payable monthly in arrears on the last day of each month. At December 31, 2009 the principal outstanding balance on the Senior Note was $9,466,437. The Senior Note provides for quarterly payments of principal on June 30, September 30, and December 30 each year until the note fully amortizes and matures on December 30, 2015.

In the fourth quarter of 2008, Great Lakes leased three Beechcraft 1900D aircraft (with attached engines) from Raytheon for a term of three years. During 2009, four additional Beechcraft 1900D aircraft (three without attached engines and one with attached engines) were leased from Raytheon for a term of three years.

We are dependent on cash generated from operations to provide for the debt service and lease requirements related to the Raytheon debt and lease obligations.

For additional information regarding the our arrangements with Raytheon, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources and Contractual Obligations” and Notes 4 and 6 to the Company’s financial statements included in this Annual Report on Form 10-K.

Employees

At March 1, 2010, the Company had 778 full-time and 397 part-time active employees, as compared to 784 full-time and 430 part-time active employees at March 1, 2009.

The Company’s pilots are represented by the United Transportation Union (“UTU”). In May 2006, the Company and the pilots agreed to binding arbitration to achieve a new three-year labor agreement. On September 16, 2006, the arbitrator ruled on terms that resulted in a new labor agreement. The Company and the UTU are currently engaged in negotiations over the terms of a new pilot agreement.

The Company’s flight attendants are also represented by the United Transportation Union, and the Company’s agreement with the flight attendants became amendable on April 1, 2002. The Company and the flight attendants are currently engaged in contract mediation under the auspices of the National Mediation Board.

The Company’s mechanics and maintenance clerks are represented by the International Association of Machinists and Aerospace Workers (“IAM”). The collective bargaining agreements between the Company and the clerks and mechanics represented by IAM, District 143, became amendable in 2002 and 2005, respectively. In August of 2007, approximately sixteen months after collective bargaining sessions had ended, the IAM invoked National Mediation Board assistance.

In 2003, the Company’s dispatchers voted to be represented by the International Brotherhood of Teamsters. Negotiations with the dispatchers are not active at the present time.

Executive Officers of the Registrant

The following table provides information with respect to the Company’s executive officers as of March 1, 2010.

Name	Age	Title
Douglas G. Voss	55	Chairman of the Board of Directors and President
Charles R. Howell IV	52	Chief Executive Officer
Michael O. Matthews	53	Vice President and Chief Financial Officer
Michael L. Tuinstra	56	Treasurer

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

We hold an air carrier operating certificate issued by the Federal Aviation Administration (FAA) pursuant to Part 121 of the FAA’s regulations. To ensure compliance with its regulations, the FAA requires that an airline obtain an operating certificate and operations specifications for each particular aircraft and type of operations conducted by the carrier, all of which are subject to suspension or revocation for cause. As a result, we are subject to the jurisdiction of the FAA with respect to our operations, aircraft maintenance, and safety related matters, including, but not limited to, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel, and other matters affecting air safety.

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

As a result of the September 11 terrorist attacks, aviation insurers have significantly increased premiums for all aviation coverage, while dramatically reducing the amount of coverage available for war-risk occurrences. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act (the Stabilization Act) provided U.S. air carriers with the option to purchase certain war-risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available in the private market. We have purchased this coverage and anticipate renewing it for as long as the coverage is available from the United States government. The airline and insurance industries, together with the United States and other governments, are continuing to evaluate both the cost of aviation insurance and options for providing insurance coverage. We anticipate that we will follow industry practices with respect to sources of insurance. We believe our insurance is adequate as to amounts and risks covered. There can be no assurance, however, that the limits of our insurance will be sufficient to cover any catastrophic loss, or that we will be able to renew insurance at commercially reasonable rates.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below and the other information included or incorporated by reference into this annual report, including our financial statements and the related notes, before deciding to invest in our common stock. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently do not deem material may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, or if any unforeseen risk develops, our business, financial condition and results of operations could suffer, the trading price of our stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Airline industry conditions constantly change, and negative economic conditions in the United States may materially and adversely affect our business and results of operations.

The airline industry is significantly affected by general economic conditions, and the global economic recession has resulted in weaker demand for air travel in general. During recent recessions, most airlines have reduced fares in an effort to increase traffic and overall revenues. Economic and competitive conditions in the airline industry have contributed to a number of airline bankruptcies in recent years. A worsening of current economic conditions, or an extended period of recession, whether nationally or regionally, would have a material adverse effect on our business, financial condition, operating results and cash flows.

We depend on Essential Air Service revenue, which is based on short-term awards.

We receive Essential Air Service (“EAS”) revenue as compensation for essential air service provided by us to smaller communities. Our dependence on such revenue has grown in that we received $61.3 million of EAS revenue for the twelve month period ending December 31, 2009 representing approximately 50% of our total operating revenue, compared to $39.3 million of EAS revenue or approximately 34% of our total operating revenue, for the twelve month period ending December 31, 2008. We expect EAS revenue to increase, in the near term, as a percentage of our revenue due to the increased number of EAS awards for relatively lower load factor EAS markets. The total amount of EAS revenue ultimately received by us over an extended period is determined by, among other things, overall funding levels of the EAS program by the U.S. Congress (which could be reduced), competitive bids by other carriers (which could cause us to lose EAS revenue to competitors), and our ability to optimize our schedules. EAS revenue awards generally have a term of two years. The U.S. Department of Transportation, which administers the EAS program, has the right to cancel EAS revenue awards if it deems that the communities served by such arrangements are no longer eligible. In addition, Congress could choose to reduce or eliminate the EAS program, in which case we would be required to seek other markets. The loss or the reduction of EAS revenue would adversely affect our business, financial condition, operating results and cash flows.

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

Our code share agreement with United Airlines expires in November 2010. We can make no assurances that this agreement will be renewed, or if renewed, at substantially the same terms as the current agreement. We estimate that approximately 39% of our connecting passenger traffic utilizes the United Airlines code share product line. For the year ending December 31, 2009, approximately 13.7% ($16.7 million) of our total revenue was generated from tickets purchased and fees paid which were associated with the United Airlines designator code. We are the only carrier serving the vast majority of the non-hub destinations we serve. We can make no assurances that absent a code share agreement with United Airlines, that passengers wishing to travel to these destinations would either: (i) purchase travel through our interline e-ticketing agreements with United Airlines, Frontier Airlines, Continental Airlines or U.S. Airways, (ii) purchase their travel by utilizing our Frontier Airlines code share sales channel, or (iii) purchase their travel directly through our own sales channels. Therefore, if the United Airlines code share agreement is not renewed, we can not predict the effect this would have on our future total operating revenue.

In addition, Frontier Airlines exited Chapter 11 bankruptcy proceedings on October 1, 2009 as a wholly owned subsidiary of Republic Airways Holdings. We cannot predict what effect this change in ownership of Frontier Airlines will have on our code share relationship and our related operating revenue. In addition, if Frontier Airlines or any successor is unable to achieve financial viability, our business, financial condition, operating results and cash flows would be adversely affected.

We have a significant amount of debt and other contractual obligations, including a $32.7 million balloon payment due to Raytheon in June 2011.

The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2009, we had approximately $51.8 million in total long-term debt obligations. During 2009 and 2008, our mandatory debt service payments totaled $6.1 million and $6.1 million, respectively, and our mandatory aircraft lease payments totaled approximately $2.1 million and $1.0 million, respectively. We have significant future contractual payment obligations for leased aircraft, which aggregated approximately $5.5 million at December 31, 2009. We cannot assure you that our operations will generate sufficient cash flow to make such payments, or that we will be able to obtain financing to acquire the additional aircraft or make other capital expenditures necessary for expansion. We are subject to various financial covenants under our restructuring agreement with Raytheon. If we default under our loans or lease agreements, Raytheon, our principal creditor, has available extensive remedies, including, without limitation, repossession, foreclosure and/or sale of substantially all of our aircraft and other assets.

Even if we are able to timely service our debt, the size of our long-term debt and lease obligations could negatively affect our business, financial condition, operating results and cash flows in many ways, including:

•	increasing the cost, or limiting the availability of, additional financing for working capital, acquisitions or other purposes;

•	limiting the ways in which we can use our cash flow, much of which may have to be used to satisfy debt and lease obligations; and

•	adversely affecting our ability to respond to changing business or economic conditions.

In addition, our aircraft notes secured by 25 Beechcraft 1900D aircraft mature on June 30, 2011, at which time a $32.7 million balloon payment is due. We cannot assure you that we will be able to refinance the obligation with Raytheon, generate enough cash from operations to repay the obligation, secure alternative sources of financing with which to repay Raytheon, raise additional capital sufficient to repay Raytheon, or achieve any combination of the foregoing that might be required to satisfy the terms of the aircraft notes.

An “ownership change” under IRS Section 382 could reduce, eliminate, or defer the utilization of our net operating loss carryforwards.

At December 31, 2009, we had estimated net operating loss carryforwards (“NOLs”) of $56.6 million for federal income tax purposes that expire beginning in 2019 and continuing through 2026. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change”. Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period.

If we were to undergo an ownership change as defined in Section 382, our NOLs generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Our NOLs available to offset future taxable income could be severely limited and the NOLs may expire as a result of the limitation. If we were to experience an ownership change we may have to reduce or eliminate our deferred tax assets, incur future income taxes payable that could require cash payments or a combination of both. The effect could be materially adverse to our financial statements and cash flows.

At this time, we cannot predict if, or to what extent, the sale of the 5,371,980 shares which are offered by Raytheon under our registration statement on Form S-1 which became effective on October 20, 2009 or other future transactions in our shares would constitute a change in ownership as defined by Section 382, and, therefore, affect the availability of our NOLs.

Our operations could be negatively impacted by terrorist events or war activity.

Our operations are sensitive to changes in the economy and airline industry that are caused by, or related to, past and future terrorist attacks. Such changes include, but are not limited to, the impact of additional airline and security charges on our costs, reduced customer demand for travel, the cost and availability of war-risk and other aviation insurance (including the federal government’s provision of third party war-risk coverage). War or other military action by the United States or other countries could have a significant effect on passenger traffic and passenger revenue, which could adversely affect our business, financial condition, operating results and cash flows.

We compete for passenger traffic and EAS revenue with other air carriers and ground transportation.

We compete for passenger traffic with regional and major air carriers and ground transportation. We also compete with other regional air carriers to receive EAS revenue for providing air service to small communities. Our competition from other air carriers varies from location to location and, in certain areas, comes from regional and major carriers who serve the same airports or larger airports which are in close proximity to some of the destinations we serve.

Fuel prices or disruptions in fuel supplies could have a material adverse effect on us.

Expenditures for fuel and related taxes represent one of the largest costs of operating our business. Our operations depend on the availability of jet fuel supplies, and our results are significantly impacted by changes in jet fuel prices, which have been volatile in the last 24 months. Jet fuel prices decreased in 2009 relative to the record levels in mid-2008. However, in the last three months, jet fuel prices have steadily increased. We do not participate in fuel hedging instruments. Fuel prices could increase dramatically and supplies could be disrupted as a result of many factors outside of our control. Further volatility in jet fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations, financial condition and liquidity.

Any labor disruption by our employees or those of our code share partners would adversely affect our ability to conduct our business.

All of our pilots, flight attendants, mechanics and maintenance clerks, and dispatchers are represented by unions. Collectively, these employees represented approximately 40% of our workforce as of December 31, 2009. If we are unable to reach agreement with any of our unionized work groups on the terms of their collective bargaining agreements when they are up for renewal, we may be subject to work interruptions and/or stoppages, which could adversely affect our business, financial condition, operating results and cash flows. A labor disruption or labor strike at either of our code share partners could have the same effects.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon the efforts of our Chairman of the Board and President, Douglas G. Voss, and our other key management and operating personnel. We depend on the experience and industry knowledge of these individuals to execute our business plans. If we experience turnover in our leadership and other key employees, our business, financial condition, operating results and cash flows could be materially adversely impacted.

We are at risk of losses stemming from an accident involving any of our aircraft.

If one of our aircraft were to be involved in a serious accident, we could be exposed to significant liability for loss of life or other damages. Though we carry insurance against liability resulting from accidents, we cannot assure you of its adequacy in all circumstances. An accident could result in decreased revenues which could materially adversely affect our business, financial condition, operating results and cash flows. In addition, depending on the circumstances, any accident involving a particular aircraft of the type that we operate could result in a negative perception of that type of aircraft by air travelers. This could adversely affect our revenue whether or not our company was actually involved in the accident.

The airline industry is subject to extensive government regulation, and new regulations, or changes in interpretations of current regulations, could increase our operating costs.

Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. For instance, the Federal Aviation Administration (“FAA”) from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that may necessitate significant expenditures. Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations and/or reduce our revenue. For example, the Aviation and Transportation Security Act, which became law in November 2001, mandated the federalization of certain airport security procedures and imposed additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. We expect to continue incurring expenses to comply with the FAA’s regulations, as well as regulation by states, airports and municipalities that have jurisdiction over our operations.

In addition, proposed laws, regulations, taxes and user fees, if enacted, may increase our operating expenses and otherwise affect our business. Examples of this are the recent proposals to impose substantial user fees on aviation (including airlines) to fund air traffic control system costs and upgrades to that system. Future regulatory action concerning climate change and aircraft emissions also could have a significant effect on the airline industry, including the potential for increased fuel costs, carbon taxes or fees or a requirement to purchase carbon credits. We cannot predict whether these or other new regulations may be imposed on airlines and we cannot assure that laws or regulations enacted in the future will not materially adversely affect our business, financial condition, operating results and cash flows.

We rely on technology and automated systems to operate our business, and a failure of these technologies or systems, or failures by their operators, could harm our business.

We depend on technology and automated systems to operate our business, including our computerized airline reservations system, our telecommunication systems, our website, our maintenance and engineering systems, our flight dispatching and crew management systems, our flight scheduling systems, and other technologies and systems. Disruption in, changes to, or a breach of, these systems could result in the loss of important data, negatively affect our customer service, increase our expenses, delay or impede our flight and related operations, or otherwise adversely impact our business. We may be vulnerable to external interruption in technology infrastructure on which we depend, such as power, telecommunications or the internet, whether due to large-scale events, such as natural disasters, or directed actions, including terrorist attacks and system security attacks seeking to compromise or obtain financial data, infect systems with computer viruses or impair or disrupt functionality through denial of services.

New production of both types of aircraft which we fly has ceased.

As of December 31, 2009, we operated a fleet of 32 Beechcraft Model 1900D 19-passenger aircraft and 6 Embraer Brasilia Model 120 30-passenger aircraft. These aircraft types continue to receive factory parts, manufacturing and engineering support. In the future, we may experience increased maintenance costs as our fleet ages.

Risks Related to Our Securities

We are controlled by two principal stockholders.

Raytheon, our principal creditor, owns 5,371,980 shares of our outstanding common stock, representing approximately 37.6% of our outstanding shares. Raytheon acquired the shares in consideration for concessions granted by Raytheon to our company pursuant to a restructuring agreement we entered into in 2002.

Our Chairman of the Board and President, Douglas G. Voss, beneficially owns or controls 5,581,000 shares of our outstanding common stock, including shares owned by Gayle R. Brandt, representing approximately 39.0% of our outstanding shares. Ms. Brandt owned 1,870,753 shares of our common stock, as of March 1, 2010. Pursuant to a marital dissolution stipulation and property settlement, Ms. Brandt granted to Mr. Voss an irrevocable proxy to vote her shares of our common stock until June 28, 2010. Mr. Voss and Ms. Brandt have also entered into a shareholder buy-sell agreement with respect to such shares. The term of the agreement is until June 28, 2010 or until such time as Ms. Brandt does not own any shares or our company is dissolved or liquidated. Pursuant to the agreement, Ms. Brandt has the right to require Mr. Voss to purchase her shares for a share price to be negotiated or at market price, as defined in the agreement, up to a total purchase amount not to exceed $50,000 per year. Mr. Voss has a right of first refusal to purchase for up to the market price any shares that Ms. Brandt desires to sell. The agreement also provides Mr. Voss the option to purchase any shares at any time during the term of the agreement for up to the market price of shares of common stock. The agreement provides that in any transaction in which Mr. Voss sells greater than 5% of his shares, Mr. Voss has the right to compel Ms. Brandt to sell all, or an equal amount of, the shares held by her in such transaction on the same terms as the shares of Mr. Voss. In turn, Ms. Brandt has the right to have her shares included by Mr. Voss in any such transaction on a pro rata basis. The agreement also provides Mr. Voss with the right to purchase the shares at the market price upon the death of Ms. Brandt or upon an involuntary disposition of the shares held by Ms. Brandt. After this shareholder buy-sell agreement expires on

June 28, 2010, the shares owned by Ms. Brandt will no longer be subject to the foregoing contractual restrictions, and she will be able to sell her shares, subject to the restrictions applicable to affiliates under Rule 144 or pursuant to other applicable exemptions.

As a result of the above-referenced ownership, Raytheon and Mr. Voss may be able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support. These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our stockholders the opportunity to realize a premium over the then-prevailing market price of our securities. As a result, this concentration of ownership could depress the price of our securities.

The limited market for our securities could make trading more difficult or more expensive.

Trading in our common stock is conducted on the Over-the-Counter Bulletin Board, which was established for securities that do not meet NASDAQ listing requirements. We cannot assure you of an active public market for our common stock. Consequently, trading our common stock may be more difficult because of lower trading volumes, transaction delays, and reduced security analyst and news media coverage. These factors also could contribute to lower prices and larger spreads in the bid and ask prices for our common stock than might otherwise prevail.

The market price of our common stock may be subject to wide fluctuations.

The price of our common stock may fluctuate, depending on many factors, some of which are beyond our control and may not be related to our operating performance. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the stock. The price of our common stock will be determined in the marketplace and may be influenced by many factors, including:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of companies in the airline industry;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of financial market analysts;

•	regulatory changes affecting the airline industry;

•	investor perceptions of our industry, in general, and our company, in particular;

•	passenger concerns about the safety of air travel, in general, and public perceptions of our company, in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	major catastrophic events;

•	loss of external funding sources;

•	sales of large blocks of our stock or sales by insiders; or

•	departures of key personnel.

A decline in the market price of our common stock could cause you to lose some or all of your investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls remediated timely.

Under SEC rules implemented under Section 404 of the Sarbanes-Oxley Act, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on the operating effectiveness of a public company’s internal control over financial reporting. Under current SEC rules, we will be required to include an auditor’s attestation report in our Form 10-K for the fiscal year ending December 31, 2010.

In the event we identify control deficiencies that we cannot remediate in a timely manner, or if we are unable to receive an unqualified attestation report from our independent registered public accounting firm with respect to our internal control over financial reporting, investors and others may lose confidence in the reliability of our financial statements, and the trading price of our common stock and our ability to obtain any necessary equity or debt financing could suffer.

A substantial number of shares are eligible for sale by our current investors and the sale of those shares could adversely affect our stock price.

If our existing common stockholders sell, or attempt to sell, substantial amounts of common stock in the public market, the market price of our common stock could fall. We have registered for resale 5,371,980 shares of common stock under a registration statement on Form S-1 that was originally declared effective on October 20, 2009. In addition, after the June 2010 expiration of the shareholder buy-sell agreement between Ms. Brandt and Mr. Voss, Ms. Brandt may sell her 1,870,753 shares, subject to the availability of an appropriate exemption from registration such as Rule 144. If these shares are sold in the public market, or if it is perceived that they will be sold, the trading price of our common stock could be adversely affected.

The issuance of additional equity securities in a future financing could require approval from Raytheon.

If we were to issue additional equity securities in the future, other than pursuant to certain benefits plans and other excepted issuances, such issuance would require approval from Raytheon under our 2007 restructuring agreement. Raytheon has such rights while debt is outstanding under our 2007 restructuring agreement. In addition, Raytheon has certain rights to purchase a specified number of shares in any new offering, subject to certain exceptions. While we have no plans to issue securities in a manner that would require the consent of Raytheon, we could elect to do so in the future. Such issuances would dilute the holdings of existing common stockholders.

We do not anticipate paying cash dividends on our shares of common stock in the foreseeable future.

We have never declared or paid any cash dividends on our shares of common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. In addition, we are prohibited from paying dividends without Raytheon’s consent under our 2007 restructuring agreement. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for investors in our common stock for the foreseeable future.

Provisions in our charter documents, including our ability to issue preferred stock without stockholder approval, and provisions of Iowa law could delay or prevent the acquisition of our company by a third party.

Our articles of incorporation authorize the issuance of shares of preferred stock. Our board of directors, without any action by our stockholders, is authorized to designate and issue preferred stock in such classes or series as it deems appropriate and establish the rights and privileges of such shares, including liquidation and voting rights. Our ability to designate and issue preferred stock having preferential rights over our common stock could adversely affect the voting power and other rights of holders of common stock. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of our company by means of a tender offer, merger, proxy contest, or otherwise. At present, we have no plans to issue any preferred stock.

Other provisions of our articles of incorporation and bylaws and of Iowa law could make it more difficult for a third party to acquire our company or to change management, even if doing so would be beneficial to our stockholders. For example, Section 409.1110 of the Iowa Business Corporation Act prohibits publicly held Iowa corporations to which it applies from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in a prescribed manner. This provision could discourage others from bidding for our common stock and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Aircraft

We operate a total of 38 aircraft consisting of 32 19-passenger Beechcraft 1900D aircraft and six 30-passenger Embraer Brasilia aircraft. The average age of our fleet is approximately 15 years. Twenty-five of the Beechcraft 1900D aircraft are owned and seven are leased. Four of the Embraer Brasilia aircraft are owned and two are leased. All of our owned aircraft are pledged as security for our loan agreements with Raytheon.

Ground Facilities

We lease approximately 94,000 square feet of space for maintenance, operations, and administration in Cheyenne, Wyoming.

On September 1, 2008 we entered into a lease for an approximate 120,000 square foot hangar and aircraft maintenance facility in Farmington, NM.

At March 1, 2010 we leased gate, terminal and ramp facilities at 60 airports where ticketing and passenger loading and unloading are handled by Great Lakes personnel.

Item 3.	LEGAL PROCEEDINGS

We are a party to ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.	(Removed and Reserved.)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded under the symbol “GLUX.OB” on the Over-the-Counter Bulletin Board (the “OTCBB”). The following table sets forth the range of high and low sale prices for our Common Stock for each of the fiscal quarters for the past two years as reported on the OTCBB. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

Stock Quotations	High	Low
2009:
First quarter	$1.90	$1.02
Second quarter	1.85	1.10
Third quarter	1.59	0.25
Fourth quarter	1.55	1.00

2008:
First quarter	$2.40	$2.03
Second quarter	2.45	2.00
Third quarter	2.50	1.85
Fourth quarter	2.30	1.00

As of March 1, 2010, we had approximately 311 record holders of our Common Stock.

The transfer agent for our Common Stock is Wells Fargo Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota 55075-0738, telephone: (651) 450-4064.

We have not paid any dividends on our Common Stock since our initial public offering in January 1994. We expect that, for the foreseeable future, we will follow a policy of retaining earnings in order to finance the continued development of our business. Payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operating and financial condition of Great Lakes, and any applicable restrictive debt and lease covenants. In addition, under our March 9, 2007 Amended and Restated Restructuring Agreement with Raytheon, we have agreed not to pay dividends.

There were no sales of unregistered securities of the Company during the fiscal year ended December 31, 2009.

See Item 12 with respect to securities authorized for issuance under equity compensation plans.

Item 6.	SELECTED FINANCIAL AND OPERATING DATA

The following statement of operations and balance sheet data as of, and for each of the years in the five-year period ended December 31, 2009 have been derived from our audited financial statements. The financial statements as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009, and the audit report thereon, are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2009	2008	2007 (9)	2006	2005
	(in thousands, except per share and selected operating data)
Statement of Operations Data:
Passenger revenues	$58,737	$75,719	$73,283	$62,477	$53,313
Public service revenues	61,258	39,250	24,149	23,851	21,861
Freight, charter, and other	1,849	1,187	728	1,286	1,218

Total operating revenues	121,844	116,156	98,160	87,614	76,392

Operating expenses:
Salaries, wages and benefits	31,500	26,834	22,505	20,993	20,282
Aircraft fuel	26,631	38,556	24,913	19,517	16,940
Aircraft maintenance, material, and repairs	16,925	13,774	13,781	11,585	10,708
Depreciation and amortization	5,641	5,606	5,632	5,744	6,316
Aircraft rental	2,066	968	620	1,666	1,644
Other rentals and landing fees	6,646	5,162	4,225	4,566	4,043
Other operating expense	20,490	18,411	15,949	14,707	13,177

Total operating expenses	109,899	109,311	87,625	78,778	73,110

Operating income	11,945	6,845	10,535	8,836	3,282

Interest expense, net	(2,160)	(2,336)	(2,319)	(3,540)	(3,122)
Gain (loss) on disposal of assets	—	—	—	—	461
Gain on extinguishment of debt and deferred leases	—	—	412	10,498	560

Income before income taxes	9,785	4,509	8,628	15,794	1,181
Income tax benefit (expense)	(4,003)	(2,568)	9,585	(115)	—

Net income	$5,782	$1,941	$18,213	$15,679	$1,181

Net income per share:
Basic	$0.40	$0.14	$1.29	$1.11	$0.08
Diluted	0.40	0.13	1.26	1.09	0.08

Average number of common shares outstanding:
Basic	14,292	14,237	14,077	14,072	14,072
Diluted	14,442	14,414	14,446	14,380	14,283

Balance Sheet Data:
Working capital (deficit)	$9,647	$3,086	$3,764	$(3,462)	$(94,885)
Total assets	84,644	86,217	92,049	82,312	86,479
Long-term debt (including current installments) and long-term debt classified as current	51,779	59,411	67,202	75,523	78,904
Stockholders’ equity (deficit)	23,887	17,385	15,364	(2,872)	(18,551)

	Year Ended December 31,
	2009		2008		2007		2006		2005
Selected Operating Data (unaudited):
Available seat miles (in thousands) (1)	401,068		360,636		318,524		283,272		280,579
Revenue passenger miles (in thousands) (2)	134,077		154,655		157,144		132,251		117,761
Revenue passengers carried	481,668		569,846		578,773		504,666		443,304
Departures flown	92,517		82,477		68,360		61,806		60,169
Passenger load factor (3)	33.4%		42.9%		49.3%		46.7%		42.0%
Average yield per revenue passenger mile (4)	43.8	¢	49.0	¢	46.6	¢	47.2	¢	45.3	¢
Revenue per available seat mile (5)	30.4	¢	32.2	¢	30.8	¢	30.9	¢	27.2	¢
Operating cost per available seat mile (6)	27.4	¢	30.3	¢	27.5	¢	27.8	¢	26.1	¢
Average passenger fare (7)	$121.94		$132.88		$126.62		$123.80		$120.26
Average passenger trip length (miles) (8)	278		271		272		262		266
Aircraft in service (end of period)	38		34		31		31		29
Destinations served (end of period)	62		59		44		37		37

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Operating cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.
(9)	As discussed in Note 7 to the Financial Statements, 2007 amounts have been revised to reflect a correction to income taxes.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Great Lakes began providing air charter service in 1979, and has provided scheduled passenger service since 1981. We provide scheduled local services to our hubs under the Great Lakes brand. Connecting code share products are available to both United and Frontier Airlines at selected hubs. As of March 1, 2010, we are providing passenger service to 60 airports in fifteen states.

Financial Highlights

We had operating revenue of $121.8 million for the year ending December 31, 2009, a 4.8 percent increase compared to operating revenue of $116.2 million for the year ending December 31, 2008. The increase in operating revenue is due to public service revenue increasing $22.0 million, offset by passenger revenue decreasing $17.0 million. The increase in public service revenue is attributable to our expansion into additional Essential Air Service (“EAS”) markets in 2008 and 2009. During 2008, at various times during the year, we added a net of 16 EAS communities served. We realized the annualized impact of the public service revenue associated with the 2008 expansion in 2009. Additionally, we initiated and terminated EAS service in various markets during 2009, resulting in two more EAS communities served. This expansion in 2008 and 2009, as well as renewing EAS awards for existing communities at then-current market subsidy rates, yielded incremental public service revenue of $22.0 million in 2009. The $17.0 million decrease in passenger revenue in 2009 can be attributed to (i) a 15.5 percent (approximately 88,000) decrease in passenger enplanements, and (ii) an 8.2 percent (approximately $11.00) decrease in average fares. The decrease in passenger enplanements is a function of the reduced demand for air travel experienced by the majority of the airline industry, as a result of the economic recession, in combination with our transition of capacity to lower load factor EAS markets that have otherwise enplaned fewer passengers compared to the markets which we have historically served. The effect of the economic recession precipitated an extremely competitive airfare environment for our code-share partners and other domestic airlines, thereby reducing airfares and yields for our company, as well as the majority of other domestic airlines. The net effect of the above factors had a significant impact on our revenue mix, which has shifted to a higher percentage of public service revenue.

We had operating income of $11.9 million for the year ending December 31, 2009, a 75 percent increase compared to operating income of $6.8 million for the year ending December 31, 2008. The increase in operating income is mostly attributable to a reduction in fuel prices resulting in an $11.9 million decrease in fuel cost in 2009 and a $5.6 million increase in operating revenue. On a year over year comparative basis, the average per gallon cost of fuel decreased from $3.58 in 2008 to $2.29 in 2009, a decrease of 36.0 percent, or $1.29 per gallon. The effect of the $1.29 decrease in cost per gallon, excluding the quantity impacts of the increased gallons consumed in 2009, would have caused our fuel expense to be lower in 2009 by $14.0 million as compared to 2008.

We had net income of $5.8 million for the year ending December 31, 2009, a 205.3 percent increase compared to net income of $1.9 million for the year ending December 31, 2008. The increase in net income is primarily a result of the decrease in fuel costs as described above.

Results of Operations

(dollars in thousands)

	For the Years Ended December 31,
	2009				2008				2007
	Amount	Cents per ASM		% Increase (decrease) from 2008	Amount	Cents per ASM		% Increase (decrease) from 2007	Amount	Cents per ASM
Operating revenues:
Passenger	$58,737			(22.4)%	$75,719			3.3%	$73,283
Public service	61,258			56.1	39,250			62.5	24,149
Other	1,849			55.8	1,187			63.0	728

Total operating revenues	121,844			4.9%	116,156			18.3%	98,160

Salaries, wages, and benefits	31,500	7.9	¢	17.4%	26,834	7.4	¢	19.2%	22,505	7.1	¢
Aircraft fuel	26,631	6.6		(30.9)	38,556	10.7		54.8	24,913	7.8
Aircraft maintenance materials and component repairs	16,925	4.2		22.9	13,774	3.8		(0.1)	13,781	4.3
Depreciation and amortization	5,641	1.4		0.6	5,606	1.6		(0.5)	5,632	1.8
Aircraft rental	2,066	0.5		113.4	968	0.3		56.1	620	0.2
Other rentals and landing fees	6,646	1.7		28.7	5,162	1.4		22.2	4,225	1.3
Other operating expense	20,490	5.1		11.3	18,411	5.1		15.4	15,949	5.0

Total operating expenses	109,899	27.5	¢	0.5%	109,311	30.3	¢	24.7%	87,625	27.5	¢

Operating income	$11,945				$6,845				$10,535

	2009		Increase/ (decrease) from 2008	2008		Increase/ (decrease) from 2007	2007
Available seat miles (thousands)	401,068		11.2%	360,636		13.2%	318,524
Revenue passenger miles (thousands)	134,077		(13.3)%	154,655		(1.6)%	157,144
Passenger load factor	33.4%		(22.1)%	42.9%		(13.0)%	49.3%
Average yield per revenue passenger mile	43.8	¢	(10.6)%	49.0	¢	5.2%	46.6	¢
Revenue per available seat mile	30.4	¢	(5.6)%	32.2	¢	4.5%	30.8	¢
Cost per Available Seat Mile	27.4	¢	(9.6)%	30.3	¢	10.2%	27.5	¢

Comparison of 2009 to 2008

Passenger Revenues. Passenger revenues decreased 22.4% from 2008. The decrease in passenger revenues was largely due to the 10.6% decrease in average yield per revenue passenger mile.

Public Service Revenues. Public service revenues earned through the Essential Air Service program increased 56.1% to $61.3 million in 2009, as compared to $39.3 million in 2008. The increase in public service revenues was attributable to a net increase of two communities served by us under the Essential Air Service Program, as well as a full year of results from the net 16 communities added during 2008.

Other Revenues. Other revenues increased 55.8% to $1.8 million in 2009. This increase was mainly due to ground handling services provided to other carriers who served the same locations in which we had ongoing operations.

Operating Expenses. Total operating expenses increased 0.5%, or $0.6 million from the previous year, primarily related to departure and capacity growth in short-haul EAS markets. Fuel costs decreased 4.1 cents per ASM, from 10.7 cents per ASM in 2008 to 6.6 cents per ASM in 2009. These resulted in a decrease in operating expenses per ASM from 30.3 cents in 2008 to 27.4 cents in 2009.

Salaries, wages, and benefits increased 17.4% to $31.5 million, which was primarily attributable to company-wide increases in staffing levels and hours worked as a result of a 11.2% increase in ASMs and 12.2% increase in departures flown during 2009. The average number of pilots and other employees increased in 2009 compared to 2008 by 24.2% and 16.3%, respectively.

Aircraft fuel expense was $26.6 million, or 6.6 cents per ASM, in 2009, a decrease of $11.9 million. In comparison, our aircraft fuel expense for 2008 was $38.6 million, or 10.7 cents per ASM. The average cost of fuel decreased from $3.58 per gallon in 2008 to $2.29 per gallon in 2009. The effect of the $1.29 decrease in cost per gallon decreased our total fuel cost by $14.0 million in 2009. The 30.9% decrease in our aircraft fuel expense is attributable to the 36.0% decrease in the average cost of fuel per gallon, partially offset by a 10.1% increase in consumption resulting from the 11.2% increase in ASMs. At 2009 rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $120,000 annually.

Aircraft maintenance, materials, and component repair expense was $16.9 million, or 4.2 cents per ASM, in 2009, an increase of $3.2 million from 2008. In comparison, our aircraft maintenance, materials, and repairs expense for 2008 was $13.8 million, or 3.8 cents per ASM. The 22.9% increase in 2009 aircraft maintenance was primarily attributable to aircraft component overhaul activity, flight hours used in the Term Cost PlanTM Agreement (the FMP contract) and increased parts usage associated with the seven additional aircraft placed in service in late 2008 through mid-year 2009.

Depreciation and amortization expense was $5.6 million during 2009 and 2008.

Aircraft rental expense was $2.1 million during 2009, an increase of 113.4% compared to $1.0 million during 2008. The increase was primarily attributable to the addition of seven 1900D aircraft leases (three aircraft in 2008 and four aircraft in 2009) from Raytheon, offset by the return of two aircraft which had been leased from another carrier in 2008.

Other rentals and landing fees increased 28.7% to $6.6 million in 2009 from $5.2 million in 2008. The increase in other rentals and landing fees expenses is mostly attributable to the 12.2% increase in departures flown and additional cities served.

Other operating expenses increased 11.3% in 2009 to $20.5 million, from $18.4 million in 2008. The increase in other operating expenses is primarily due to an increase of approximately $0.7 million in pilot training and associated lodging expenses as a result of increased capacity. Other increases include approximately $0.5 million for contract airline handling, $0.4 million for professional services, $0.3 million for contract maintenance and $0.2 million for other expenses resulting from expanded operations.

Interest Expense. Interest expense was $2.2 million during 2009 compared to $2.3 million in 2008 due to declining average debt balances.

Income Tax Expense. We had income tax expense of $4.0 million in 2009 compared to $2.6 million in 2008. The provision for income taxes, as a percentage of income before taxes, decreased to 40.9 percent in 2009 from 56.9 percent in 2008. The 2009 rate includes $0.1 million for the impact of changes in rates due to state apportionment of income factor changes, offset by $0.1 million for changes related to the release of valuation allowances on state NOLs which are now expected to be utilized prior to expiration. The higher 2008 rate included a $0.5 million (17.9 % of the effective tax rate) tax expense related to NOLs expiring unused.

As of December 31, 2009, we had approximately $56.6 million of federal net operating loss carryforwards, and $23.2 million in state net operating loss carryforwards, which will be available to offset future taxable income. A valuation allowance of approximately $513,000 remained at December 31, 2009 for state net operating loss carryforwards that may not be utilized before they expire.

Comparison of 2008 to 2007

Passenger Revenues. Passenger revenues increased 3.3% from 2007. The increase in passenger revenues was largely due to the 5.2% increase in average yield per revenue passenger mile.

Public Service Revenues. Public service revenues earned through the Essential Air Service program increased 62.5% to $39.3 million in 2008, as compared to $24.1 million in 2007. The increase in public service revenues was attributable to the net increase of 16 communities served by us under the Essential Air Service Program.

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

Depreciation and amortization expense was $5.6 million during 2008 and 2007.

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

Interest Expense. Interest expense was $2.3 million during 2008 and 2007.

Income Tax Benefit (Expense). Until the fourth quarter of 2007, we had recorded a valuation allowance to fully reserve our net deferred tax assets. In the fourth quarter of 2007, we determined that it was more likely than not that we would be able to utilize most of our net operating loss carryforwards prior to their expiration and other deferred tax assets as they reverse. As a result, we released most of our deferred tax asset valuation allowance and recorded a $9.6 million income tax benefit on our income statement. We had income tax expense of $2.6 million in 2008. The provision for income taxes, as a percentage of income before taxes, was 56.9 percent in 2008. Included in the 2008 rate was a $0.5 million (17.9 % of the effective tax rate) tax expense related to NOLs expiring unused.

Liquidity and Capital Resources

Net cash provided by operating activities was $8.3 million at December 31, 2009 compared to $7.5 million at December 31, 2008. We had working capital of $9.6 million and a current ratio of 1.6:1 at December 31, 2009, compared to working capital of $3.1 million and a current ratio of 1.2:1 at December 31, 2008. The increase in working capital, at December 31, 2009, is primarily due to the improvement in net income. We also increased current deferred tax assets by approximately $2.1 million as a result of classifying deferred tax assets for net operating loss carryforwards as current deferred tax assets at December 31, 2009, as we believe we will be able generate enough taxable income to utilize these deferred tax assets in the next 12 months.

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, the rate and amount of EAS subsidy we receive, our operating and capital expenditures, our financing activities, and the cost of fuel.

Our ability to continue our expansion is highly dependent on our ability to acquire additional aircraft. We have leased three additional Beechcraft 1900D aircraft from Raytheon in the fourth quarter of 2008 and leased four more Beechcraft 1900D aircraft from Raytheon during 2009.

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2009 was $8.3 million as compared to $7.5 million for the year ended December 31, 2008.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2009 was $1.3 million for the purchase of flight equipment and other property and equipment. Net cash used in investing activities for the year ended December 31, 2008 was $2.0 million.

Financing Activities. Cash used in financing activities for the year ended December 31, 2009 was $6.1 million. During the year ended December 31, 2009, we repaid $6.1 million on our notes payable.

Our principal creditor and largest single shareholder, Raytheon, holds the Company’s Aircraft Notes secured by 25 Beechcraft 1900D aircraft which mature on June 30, 2011. A $32.7 million total balloon payment, for all 25 aircraft notes, is due upon maturity of the notes. We will need to refinance the obligation with Raytheon, generate enough cash from operations to repay the obligation, secure alternative sources of financing with which to repay Raytheon, raise additional capital sufficient to repay Raytheon, or achieve any combination of the foregoing that might be required to satisfy the terms of the Aircraft Notes.

We believe, absent unusual circumstances, our available cash resources and cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Contractual Obligations

The following table summarizes our major contractual payment obligations as of December 31, 2009:

	2010	2011-2012 (1)	2013-2014	After 2014	Total
Long-term debt—contractual	$6,446,880	$38,629,749	$3,805,544	$952,577	$49,834,750
Contractual interest on long-term debt (2)	3,251,392	2,147,813	498,642	49,530	5,947,377

Total debt	9,698,272	40,777,562	4,304,186	1,002,107	55,782,127
Aircraft lease obligations	2,274,000	3,021,420	150,000	—	5,445,420
Non-aircraft lease commitments	333,885	—	—	—	333,885

Total lease obligations	2,607,885	3,021,420	150,000	—	5,779,305

Total Obligations	$12,306,157	$43,798,982	$4,454,186	$1,002,107	$61,561,432

(1)	Approximately $32 million of aircraft debt associated with the Raytheon Aircraft Notes matures on June 30, 2011.
(2)	The amounts shown represent contractual interest payable on the notes and exclude total adjustments of $1,944,557, for all periods, recorded under ASC 470-60-15 to the carrying value of the notes in the financial statements.

See discussion below for contractual interest obligations.

Contractual Interest Expense

Due to the amortization of the deferred gain on forgiveness of debt associated with our 2002 Restructuring Agreement with Raytheon, in accordance with procedures set forth in ASC Section 470-60-15 (originally pursuant to SFAS No. 15- Accounting by Debtors and Creditors for Troubled Debt Restructurings), our recorded interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During 2009, our contractual interest expense for all long-term debt obligations was $3.7 million. In 2009, we amortized $1.5 million of the deferred gain on forgiven debt associated with the Raytheon 2002 Restructuring Agreement in accordance with ASC Section 470-60-15. As a result, our net interest expense on long-term debt obligations, as reflected on the financial statements, was $2.2 million.

The projected contractual interest expense on our long-term obligations (based on the interest rate stated in the debt instruments) for the next five years and thereafter is as follows:

Maturity	Fixed Rate Contractual Interest	Average Fixed Interest Rate
2010	$3,251,392	6.798%
2011	1,714,972	6.828%
2012	432,841	7.000%
2013	315,918	7.000%
2014	182,724	7.000%
Thereafter	49,530	7.000%

In comparison, after applying the amortization of the deferred gain on forgiven debt amounts against our contractual interest expense, our reportable interest expense using ASC 470-60-15 for long-term obligations that are due in the five subsequent years and thereafter is estimated to be as follows:

Maturity	Interest adjusted for ASC 470-60-15	Interest Rate adjusted for ASC 470-60-15
2010	$1,906,781	3.987%
2011	1,114,026	4.435%
2012	432,841	7.000%
2013	315,918	7.000%
2014	182,724	7.000%
Thereafter	49,530	7.000%

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements; revenues and expenses during the reporting period; and related disclosures of contingent assets and liabilities in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The United States Securities and Exchange Commission (the “SEC”) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results and that require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions. See Note 3, “Summary of Significant Accounting Policies and Procedures,” in the Notes to the Financial Statements for additional discussion of these items. Management believes that its estimates and assumptions are reasonable, based on information presently available; however, changes in these estimates, judgments, and assumptions will occur as a result of future events. Accordingly, actual results could differ from amounts estimated.

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

Accounting for Maintenance Deposits. We have evaluated the maintenance deposits on account and determined that, based on historical and forecasted usage of the aircraft, that all amounts on deposit are probable of being returned as a result of the maintenance expected to be performed on the aircraft’s components prior to the leased aircraft’s lease expiration (April 2013). If amounts paid on deposit are probable of being returned, as a result of the maintenance expected to be performed on the aircraft’s components prior to lease expiration, we will treat that amount paid as a refundable deposit. If, based on historical and forecasted usage of the aircraft, we do not expect an amount paid to be returned, we will expense that amount as maintenance expense at the time that expense is incurred. We will continue to evaluate our maintenance deposit account as the leases progress toward lease termination, and make the determination if any maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

Inventories. Inventories are comprised primarily of expendable spare aircraft parts, fuel, materials, and supplies relating to flight equipment, which are recorded at the lower of cost (average cost) or market. Expendable spare aircraft parts are subject to reserves for obsolescence.

Aircraft Valuation and Impairments. In accordance with ASC Section 360-10-35 (originally Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of) for long-lived assets, such as property, plant, equipment and aircraft, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Income Taxes. We account for income taxes using the asset and liability method. Under that method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities and net operating losses (“NOLs”) and tax credit carryforwards. A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The tax net operating loss carryforwards (NOLs) that have been generated are due in large part to the accelerated depreciation of property and equipment over a shorter useful life for tax purposes. Approximately 98 percent of our NOLs expire between 2020 and 2024. The book basis of property and equipment is approximately $49.5 million greater than the tax basis at December 31, 2009, all of which is expected to reverse during periods in which NOLs are available. Approximately $9.8 million ($513,000 tax effected) of state NOLs are expected to expire unused, and accordingly a valuation allowance has been provided for these deferred tax assets. Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, we believe it is more likely than not that we will realize the benefits of most of the deductible temporary differences and NOLs. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Liability Accruals and Reserves. We are obligated under various agreements relating to employee health and welfare, injuries, tax and fee remittances, and other contractual matters, some of which involve estimates of the ultimate amounts due and impacts of insurance coverage. Changes in the estimates and assumptions could occur and would result in actual results being different than those estimated.

Effects of Inflation

We are subject to inflationary pressures from labor agreements, fuel price escalations, and increased operating costs at airports served by us. We attempt to counteract the effects of inflation through fare increases, subsidy increases and capacity adjustments.

Environmental Matters

In the normal course of our operations, we are subject to various federal, state, local and foreign laws and regulations relating to environmental protection matters. These laws and regulations govern such matters as environmental reporting, storage and disposal of materials and chemicals and aircraft noise. We are, and expect in the future to be, involved in various environmental matters and conditions at, or related to, our properties. We are not currently subject to any environmental cleanup orders or actions imposed by regulatory authorities. We are not aware of any active material environmental investigation related to our assets or properties.

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of December 31, 2009, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 24.2% of our operating expenses in 2009. At 2009 rates of consumption, a one cent increase or decrease in the per gallon price of fuel would increase or decrease our fuel expense by approximately $120,000 annually.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At December 31, 2009, all of the Company’s long-term debt was financed with fixed interest rates, thereby eliminating our current exposure to increases in interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of December 31, 2009, 2008 and 2007, together with the Report of the Company’s Independent Registered Public Accounting Firm, are included in this Form 10-K on the pages indicated below.

Supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Great Lakes Aviation, Ltd.:

We have audited the accompanying balance sheets of Great Lakes Aviation, Ltd. (the Company) as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the accompanying financial statements, the Company adopted the provisions of Emerging Issues Task Force Issue No. 08-3, Accounting by Lessees for Maintenance Deposits, (Financial Accounting Standards Board Accounting Standards Codification 840-10), effective January 1, 2009.

/s/ KPMG LLP

Denver, Colorado

March 26, 2010

GREAT LAKES AVIATION, LTD.

Balance Sheets

December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash	$4,327,538	$3,494,484
Accounts receivable, net	9,528,102	8,497,958
Inventories, net	6,372,757	4,272,261
Prepaid expenses and other current assets	1,079,131	785,523
Deferred income taxes	4,012,275	2,247,592

Total current assets	25,319,803	19,297,818

Property and equipment:
Flight equipment	112,728,482	112,168,728
Other property and equipment	8,821,022	8,713,039
Less accumulated depreciation and amortization	(65,650,280)	(60,499,510)

Total property and equipment	55,899,224	60,382,257

Maintenance deposits	1,562,568	—
Other assets	1,862,089	1,623,669
Deferred income taxes	—	4,913,162

Total assets	$84,643,684	$86,216,906

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current maturities of long-term debt	$7,791,492	$7,630,474
Accounts payable	3,589,133	3,717,501
Accrued interest, unearned revenue and other liabilities	4,292,574	4,863,493

Total current liabilities	15,673,199	16,211,468

Long-term debt, net of current maturities	43,987,815	51,780,307
Other long-term liabilities	152,866	711,062
Deferred income taxes	860,251	—
Deferred credits	82,272	129,110

Total liabilities	60,756,403	68,831,947

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.
No shares issued and outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares.
Issued and outstanding: 14,291,970 shares	142,920	142,920
Paid-in capital	33,568,669	33,568,669
Accumulated deficit	(9,824,308)	(16,326,630)

Total stockholders’ equity	23,887,281	17,384,959
Commitments and contingencies

Total liabilities and stockholders’ equity	$84,643,684	$86,216,906

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Operating revenues:
Passenger	$58,736,610	$75,719,222	$73,283,407
Public service	61,258,859	39,250,276	24,148,653
Freight, charter, and other	1,849,162	1,187,148	728,164

Total operating revenues	121,844,631	116,156,646	98,160,224

Operating expenses:
Salaries, wages, and benefits	31,500,185	26,833,757	22,504,983
Aircraft fuel	26,630,846	38,556,174	24,913,112
Aircraft maintenance, materials, and repairs	16,925,204	13,774,409	13,780,796
Depreciation and amortization	5,640,649	5,606,241	5,631,722
Aircraft rental	2,066,334	967,710	620,100
Other rentals and landing fees	6,646,086	5,162,310	4,225,124
Other operating expense	20,489,441	18,410,838	15,949,550

Total operating expenses	109,898,745	109,311,439	87,625,387

Operating income	11,945,886	6,845,207	10,534,837

Other income (expense):
Interest expense, net	(2,160,483)	(2,336,322)	(2,318,635)
Gain on extinguishment of debt	—	—	412,086

Total other expense	(2,160,483)	(2,336,322)	(1,906,549)

Income before income taxes	9,785,403	4,508,885	8,628,288
Income tax (expense) benefit	(4,003,519)	(2,567,541)	9,585,424

Net income	$5,781,884	$1,941,344	$18,213,712

Net income per share:
Basic	$0.40	$0.14	$1.29
Diluted	0.40	0.13	1.26

Average shares outstanding:
Basic	14,291,970	14,237,325	14,077,093
Diluted	14,442,357	14,414,207	14,445,896

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Years Ended December 31, 2009, 2008, and 2007

	Common stock			Accumulated deficit	Total
	Shares	Amount	Paid-in capital
Balance at December 31, 2006	14,071,970	$140,720	33,468,644	(36,481,686)	$(2,872,322)

Issuance of common stock	20,000	200	22,025	—	22,225
Net income and comprehensive income	—	—	—	18,213,712	18,213,712

Balance at December 31, 2007	14,091,970	140,920	33,490,669	(18,267,974)	15,363,615

Issuance of common stock	200,000	2,000	78,000	—	80,000
Net income and comprehensive income	—	—	—	1,941,344	1,941,344

Balance at January 1, 2009	14,291,970	142,920	33,568,669	(16,326,630)	17,384,959
Cumulative effect of change in accounting for maintenance deposits (Note 2)	—	—	—	720,438	720,438

Revised balance at January 1, 2009	14,291,970	142,920	33,568,669	(15,606,192)	18,105,397

Net income and comprehensive income	—	—	—	5,781,884	5,781,884

Balance at December 31, 2009	14,291,970	$142,920	33,568,669	(9,824,308)	$23,887,281

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,781,884	$1,941,344	$18,213,712
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,640,649	5,606,241	5,631,722
Loss on items beyond economic repair	148,481	135,691	18,295
Non-cash gain on extinguishment of debt and leases	—	—	(412,086)
Amortization of ASC Section 470-60-15 deferred gain	(1,517,335)	(1,685,890)	(1,879,866)
Deferred tax expense (benefit)	3,570,531	2,590,489	(9,751,244)
Change in current operating items:
Accounts receivable, net	(1,030,144)	(1,810,354)	(1,498,314)
Inventories, net	(2,100,496)	844,734	(2,983,565)
Prepaid expenses and other current assets	(293,608)	440,897	1,056,558
Maintenance deposits	(403,931)	—	—
Other assets	(238,420)	(517,007)	(121,200)
Accounts payable	(128,368)	259,703	16,578
Accrued interest, unearned revenue and other liabilities	(570,919)	126,632	89,014
Other long-term liabilities	(558,196)	(402,262)	(235,433)
Deferred credits	(46,838)	(46,837)	(46,837)

Net cash provided by operating activities	8,253,290	7,483,381	8,097,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of assets	—	—	175,000
Purchase of flight equipment and other property and equipment	(1,306,097)	(2,008,522)	(884,300)

Net cash flows used in investing activities	(1,306,097)	(2,008,522)	(709,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(6,114,139)	(6,105,120)	(6,029,571)
Proceeds from the issuance of common stock	—	80,000	22,225

Net cash used in financing activities	(6,114,139)	(6,025,120)	(6,007,346)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	833,054	(550,261)	1,380,688

Cash and Cash Equivalents:
Beginning of year	3,494,484	4,044,745	2,664,057

End of year	$4,327,538	$3,494,484	$4,044,745

Supplementary cash flow information:
Cash paid during the year for interest (contractual)	$3,692,657	$4,107,762	$4,860,538

Cash paid during the year for income taxes	$299,950	$30,200	$204,347

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2009 and December 31, 2008

Note 1. Business

Great Lakes Aviation, Ltd. (Great Lakes or the Company) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). The Company and United operate under a code share agreement that expires November 1, 2010. Terms of the agreement provide for the Company to implement United Airlines code sharing for destinations the Company currently services to and from Billings, MT, Denver, CO, Kansas City, MO, Ontario, CA and Phoenix, AZ hubs.

The Company operates under a similar code share agreement with Frontier. While the Frontier agreement does not have a fixed termination date, it is terminable 180 days after written notice by either party. The Frontier agreement provides for the use of Frontier’s flight designator code on the Company’s flights connecting with Frontier’s flights in Albuquerque, NM, Billings, MT, Denver, CO, and Phoenix, AZ.

Currently, we estimate that approximately 39% of Great Lakes’ connecting passenger traffic utilizes the United code share product line and approximately 21% of Great Lakes’ connecting passenger traffic utilizes the Frontier code share product line.

Approximately 50%, 34%, and 25% of the Company’s total revenue during 2009, 2008, and 2007, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT).

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights and in certain locations, provides ground handling for other carriers.

As of December 31, 2009, the Company served seventeen states at 62 airports. The company operates hubs at Albuquerque, NM, Denver, CO, Kansas City, MO, Milwaukee, WI, Ontario, CA, Phoenix, AZ, and Billings, MT. In January of 2010, the Company ceased its operations at its St. Louis, MO hub.

The Company’s principal creditor and largest single shareholder, Raytheon Aircraft Credit Corporation (Raytheon), holds the Company’s aircraft notes secured by 25 Beechcraft 1900D aircraft which mature on June 30, 2011. A $32.7 million total balloon payment, for all 25 aircraft notes, is due upon maturity of the notes. The Company will need to refinance the obligation with Raytheon, generate enough cash from operations to repay the obligation, secure alternative sources of financing with which to repay Raytheon, raise additional capital sufficient to repay Raytheon, or achieve any combination of the foregoing that might be required to satisfy the terms of the aircraft notes.

NOTE 2. Change in Accounting for Maintenance Deposits

In June 2008, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus in Issue No. 08-3, (“EITF 08-3”), included in Accounting Standards Codification (ASC) Subtopic 840-10, pertaining to maintenance deposits under certain equipment lease agreements, whereby a lessee is legally or contractually responsible for repair and maintenance of the leased asset throughout the lease term. Additionally, certain lease agreements include provisions requiring the lessee to make deposits to the lessor to financially protect the lessor in the event the lessee does not properly maintain the leased asset. This issue applies to the lessee’s accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities. The accounting by lessees for maintenance deposits was effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application was not permitted. The Company determined that two of its leased aircraft have maintenance deposit provisions within the scope of this guidance. The cumulative effect

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2009 and December 31, 2008—(Continued)

of the change in accounting for nonrefundable maintenance deposits as of January 1, 2009 increased maintenance deposits by $1.1 million, decreased long-term deferred tax assets by $0.4 million and decreased accumulated deficit by $0.7 million as of January 1, 2009. The Company’s Form 10-Q for the quarter ended March 31, 2009, failed to reflect the adoption of this new accounting pronouncement applicable to these two aircraft. Had the Company adopted this guidance in the quarter ended March 31, 2009, the Company’s statement of income for the three months ending March 31, 2009, would have reported $152,000 less maintenance expense for the quarter, income tax expense would have been approximately $64,000 higher and net income would have been approximately $88,000 ($0.01 per share) higher.

The Company adopted the provisions of ASC Subtopic 840-10 effective January 1, 2009 during the quarter ended June 30, 2009 as an immaterial correction of an error given the immaterial impact on projected annualized income and given that the adoption results in an increase in a long-term asset, a decrease in long-term deferred tax assets and a decrease in accumulated deficit, in amounts which the Company does not consider to be material to the financial statements for the three months ended March 31, 2009.

The Company is required to make maintenance deposit payments for two of its Embraer EMB-120 Brasilia leased aircraft. At January 1, 2009, the Company had made maintenance deposits of approximately $1.1 million and as of December 31, 2009, the Company’s maintenance deposits were approximately $1.6 million. These maintenance deposits are reimbursable to the Company as maintenance is performed on the aircraft and the Company incurs maintenance expense for the major components of the aircraft. ASC Subtopic 840-10 requires that lessees continually evaluate whether it is probable that an amount on deposit with a lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. When the underlying maintenance is performed, the maintenance costs shall be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. As of December 31, 2009, the Company has evaluated the maintenance deposits on account and determined that, based on historical and forecasted usage of the aircraft, that all amounts on deposit are probable of being returned to the Company as a result of the maintenance expected to be performed on the aircraft’s components. The Company will continue to evaluate its maintenance deposit account as these two leases progress towards lease termination in April of 2013, and make the determination if any existing or future maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2009 and December 31, 2008—(Continued)

(c) Accounts Receivable. Substantially all accounts receivable balances are due from various airlines, credit card companies, or the United States government. The table below shows the composition and approximate percentages attributable to our receivables at December 31, 2009 and 2008.

	December 31,
	2009	2008
Airlines	26%	21%
Credit card companies	13	15
United States government	59	53
Other	2	11

Total accounts receivable	100%	100%

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

(e) Property and Equipment. Property and equipment includes aircraft and major parts relating to such aircraft. Property is stated at cost and depreciated on a straight-line basis for financial reporting purposes over estimated useful lives of 10 to 20 years for flight equipment and 3 to 10 years for other property and equipment. The estimated lives used to record depreciation on the Company’s aircraft may be affected by the revenue generating capability of the aircraft, technology, policies regarding EAS subsidies promulgated by the DOT, and changes in strategy by the Company. In accounting for long-lived assets, we make estimates about the expected useful lives and projected residual values. Estimates of useful lives and residual values of aircraft are based on actual industry experience with the same or similar aircraft types and anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations, and changes in our maintenance program or operations could result in changes to these estimates. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Accelerated methods of depreciation are used for tax reporting purposes. All owned aircraft are pledged as collateral for the Raytheon notes.

(f) Impairment of Long Lived Assets. In accordance with ASC Section 360-10-35, (originally Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of) long-lived assets, such as property, plant, equipment, and aircraft, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2009 and December 31, 2008—(Continued)

(g) Other Assets. Other assets consist primarily of deposits with financial institutions, bonding companies, facilities lessors, aircraft lessors and others to secure the payment of fixed obligations. Deposits related to long-term facility leases were $1.0 million and $0.9, and aircraft lessors were $0.2 million and $0.4 million at December 31, 2009 and 2008, respectively.

(h) Maintenance Deposits. For two of its aircraft, the Company pays its lessor maintenance deposits that are refunded only if the Company performs specified maintenance activities. These maintenance deposits are accounted for in accordance with ASC subtopic 840-10, whereby the deposits are capitalized until such time as the maintenance event occurs, or the Company determines it is no longer probable that an amount on deposit with its lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. The Company has evaluated the maintenance deposits on account and determined that, based on historical and forecasted usage of the aircraft, that all amounts on deposit are probable of being returned as a result of the maintenance expected to be performed on the aircraft’s components prior to the leased aircraft’s lease expiration.

(i) Revenue Recognition. Revenue generated from passenger, cargo, and other activities are recorded as revenue either when the respective services are rendered or when the time for use of the ticket has expired, one year after the date of issuance, and are net of excise taxes, passenger facility charges and security fees. Unused tickets issued by the Company are recorded in the accompanying balance sheets as unearned revenue.

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

(j) Code Share Relationships. At December 31, 2009, the Company operated under code share agreements with United Airlines and Frontier Airlines. These code share agreements are prorate agreements whereby the passenger’s fare is split between the two carriers based on the distance traveled by the passenger on each airline. Revenue from these code share agreements is recorded as passenger revenue when the services are rendered. The Company also participates in United’s “Mileage Plus” frequent flyer program. If a customer books travel on United which includes a segment on Great Lakes, the United customer earns points in their United frequent flier account for the miles flown on the Great Lakes segment. When a United frequent flier customer earns sufficient points to earn an award, he or she can chose whether to redeem those points on a United flight connecting with a Great Lakes flight. Our participation in United’s frequent flyer program does not require us to issue tickets in exchange for frequent flyer awards. Award redemption can only be facilitated through United on United flights in conjunction with a Great Lakes flight. Tickets sold to passengers on Great Lakes ticket stock for Great Lakes flight segments (ZK designator) are not eligible to accrue United frequent flyer credits. The Company accounts for the incremental cost to fly United frequent flyer passengers at the time of service since the Company does not have sufficient information to estimate future awards expected to be redeemed on a Great Lakes segment, and an estimated frequent flyer liability would be insignificant in the aggregate given the historical volume of awards used for flights including Great Lakes segments.

(k) Income Taxes. The Company accounts for income taxes using the asset and liability method. Under that method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax basis of existing assets and

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2009 and December 31, 2008—(Continued)

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

(m) Stock Option Plans. For the years ending December 31, 2009, 2008 and 2007 there were no stock-based compensation awards granted.

(n) Aircraft Maintenance. The Company operates under an FAA-approved continuous inspection and maintenance program. The Company accounts for maintenance activities on the direct expense method. Under this method, major airframe overhaul maintenance costs are recognized as expense as maintenance services are performed. Routine maintenance and repairs are charged to operations as incurred. Major Beechcraft 1900D engine maintenance for most of our 1900D engines is performed under a long-term power-by-the-hour (PBTH) contract. Under the PBTH contract, the Company pays a service provider a fixed amount per flight hour (subject to fixed nominal annual rate increases) in exchange for required maintenance and repairs under the predefined maintenance program. The expense over the life of the contract is recognized at a level rate per hour during the minimum, non-cancelable term of the agreement.

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

(p) Recent Accounting Pronouncements. On September 23, 2009, the FASB ratified EITF No. 08-1, “Revenue Arrangements with Multiple Deliverables” (EITF 08-1). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled “Revenue Arrangements with Multiple Deliverables.” EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011 for calendar-year entities. The Company is currently evaluating the impact of EITF 08-1 on its financial position, results of operations, cash flows, and disclosures.

On August 28, 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective in fourth quarter 2009 for a calendar-year entity. The Company adopted ASU 2009-05 in the fourth quarter of 2009. This standard did not have an effect on the Company’s financial position, results of operations, cash flows or disclosures.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2009 and December 31, 2008—(Continued)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, as amended, which was codified into Topic 105 Generally Accepted Accounting Standards in the ASC. This standard establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. This standard is effective for interim and annual financial periods ending after September 15, 2009. We have our references to GAAP in this report in accordance with the provisions of this pronouncement. The implementation of FASB ASC 105 did not have a material effect on the Company’s financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) (codified as ASC 825). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends guidance previously referenced as APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 were adopted as of June 30, 2009 and only amends the disclosure requirements about fair value of financial instruments in interim periods. The Company adopted this amendment during the second quarter of 2009 and there was no impact.

Note 4. Leases

Aircraft Leases

At December 31, 2009 and 2008 the Company operated two leased Embraer Brasilia Model 120 aircraft, which are accounted for under an operating lease agreement. In addition to scheduled future minimum lease payments, the Company is required to make supplemental rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft which are reimbursable to the Company at the time maintenance overhauls are completed. These supplemental rentals are based on the number of flight hours flown and/or flight departures and are included in maintenance expense. The lease agreements require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. During the years ended December 31, 2009, 2008 and 2007 supplemental rent payments were $589,377, $588,133 and $499,466, respectively.

At December 31, 2009, the Company operated seven Beechcraft 1900D aircraft leased from Raytheon. Four of the aircraft were complete with engines and three aircraft were without engines, which are accounted for under operating lease agreements. The lease agreements require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. In addition to scheduled future minimum lease payments, the Company is required to make payments to cover the cost of components related to leased engines, attached to four of the leased aircraft, as these components usable life cycle is consumed. During the years ended December 31, 2009, 2008 and 2007 engine consumption fees were $314,462, $27,332 and $0, respectively.

The lease agreements described above contain aircraft return provisions which require specified time remaining between scheduled maintenance events, as mandated by our FAA-approved maintenance program for major components of the aircraft. In the event that the aircraft are returned and do not meet the specified times remaining for each identified component, we are subject to compensate the lessor for components that are below the specified times remaining when the aircraft is returned. The Company plans to satisfy its lease return obligations by (a) performing maintenance (either internally or by contracting a third-party service provider) to return the aircraft to the level of maintenance required by the contract, (b) paying cash to compensate the lessor if the aircraft is returned with less flight time remaining than specified under the lease, or (c) swapping owned components (or other leased components) for leased components (engines) with sufficient time remaining on them. As the end of the lease term approaches, the Company re-evaluates the lease return conditions to determine if it is necessary to accrue any incremental amounts expected to become due, and makes accruals if supplemental payments to the lessor become probable and estimable.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2009 and December 31, 2008—(Continued)

Other Leases

The Company leases office and hangar space, spare engines and office equipment for its headquarters, reservation facilities, airport facilities, and certain other equipment. The Company’s headquarter lease provides for three five year renewal options making this facility available to the Company through the year 2020. The Company also leases certain airport gate facilities on a month-to-month basis.

At December 31, 2009, commitments under non-cancelable operating leases (excluding aircraft supplemental rent requirements) with terms in excess of one year were as follows:

	Aircraft	Other	Total
2010	$2,274,000	$333,885	$2,607,885
2011	2,187,033	—	2,187,033
2012	834,387	—	834,387
2013	150,000	—	150,000
2014	—	—	—
Thereafter	—	—	—

	$5,445,420	$333,885	$5,779,305

Facilities rental expense under operating leases, including month-to-month leases, for the years ended December 31, 2009, 2008 and 2007 was $3.9 million, $3.1 million, and $2.6 million, respectively.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following balances at December 31, 2009 and 2008:

	2009	2008
Accrued expenses	$272,937	$173,137
Unearned revenue	1,882,106	2,421,495
Accrued property taxes	62,049	375,007
Accrued payroll	2,075,482	1,893,854

Total accrued liabilities	$4,292,574	$4,863,493

Note 6. Notes Payable and Long-Term Debt

The following table sets forth, as of December 31, 2009 and December 31, 2008, the amounts of the Company’s long-term debt, the amounts of current maturities of long-term debt and the additional amounts of current and long-term debt recorded by the Company as required by ASC Section 470-60-15 (originally pursuant to SFAS No. 15- Accounting by Debtors and Creditors for Troubled Debt Restructurings), in connection with the Company’s December 2002 restructuring agreement with Raytheon:

	2009	2008
Long-term debt:
Raytheon Aircraft Credit Corporation—principal	$49,834,750	$55,948,889
Raytheon carrying value under ASC Section 470-60-15	1,944,557	3,461,892

Total long-term debt	51,779,307	59,410,781
Less:
Current maturities of long-term debt	(6,446,880)	(6,114,138)
Current portion of ASC Section 470-60-15	(1,344,612)	(1,516,336)

Total current portion	(7,791,492)	(7,630,474)

Total long-term portion	$43,987,815	$51,780,307

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2009 and December 31, 2008—(Continued)

The Raytheon debt consists of 25 Aircraft Notes secured by Beechcraft model 1900D aircraft, a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and all other assets of the Company. On March 9, 2007, the Company and Raytheon entered into an Amended and Restated Restructuring Agreement (the Amended Agreement), which amends and restates in its entirety the Restructuring Agreement between the Company and Raytheon dated as of December 31, 2002, (the 2002 Restructuring Agreement). Pursuant to the Amended Agreement, the Company issued to Raytheon 25 amended and restated promissory notes (the Aircraft Notes), each secured by an amended security agreement covering the related aircraft. The Aircraft Notes replace the existing notes issued by the Company to Raytheon on December 31, 2002. Each of the Aircraft Notes has an original principal amount of $2.2 million, for a total principal amount of $52.9 million, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments with interest in arrears. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1.3 million will be due for each aircraft. A $32.7 million total balloon payment, for all 25 Aircraft Notes, is due upon maturity of the notes. We will need to refinance the obligation with Raytheon, generate enough cash from operations to repay the obligation, secure alternative sources of financing with which to repay Raytheon, raise additional capital sufficient to repay Raytheon, or achieve any combination of the foregoing that might be required to satisfy the terms of the Aircraft Notes.

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

The Amended Agreement requires the Company to prepay amounts outstanding under the Company’s notes held by Raytheon in an amount equal to 70% of the “excess cash” for any fiscal year. “Excess cash” means as at the end of any fiscal year an amount equal to (i) the sum of the Company’s cash, cash equivalents and short term instruments, minus (ii) a minimum of $3.0 million plus 4% of the difference in revenue for the current year and revenue for the year ending December 31, 2006 of $87.6 million. Based on the Company’s financial results for the year ending December 31, 2009 the Company was not required to make an additional prepayment.

The amount of long-term debt also includes additional amounts of debt recorded pursuant to ASC Section 470-60-15. This additional debt is being amortized as a reduction of interest expense over the remaining term of the debt. Due to the amortization of the ASC Section 470-60-15 amounts on the Company’s restructured debt obligations to Raytheon, the Company’s interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During 2009, the Company’s contractual interest expense

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2009 and December 31, 2008—(Continued)

for all long-term debt was $3.7 million. In accordance with procedures set forth in ASC Section 470-60-15, the Company amortized $1.5 million, $1.7 million and $1.9 million of the ASC Section 470-60-15 balances for the year ending December 31, 2009, 2008 and 2007, respectively. The Company’s net interest expense on long-term debt obligations, as reflected in the financial statements, net of interest income, was $2.2 million, $2.3 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

On April 27, 2007, the Company and FINOVA Capital Corporation amended the September 30, 2006 promissory note payable to FINOVA which had originally provided for 45 consecutive monthly payments of $22,342 ending June 30, 2010. The amended note provided for continued scheduled monthly payments of $22,342 through June 30, 2007 followed by three consecutive monthly payments of $130,747 commencing July 30, 2007 through September 30, 2007. The note has been paid in full and all debt owing under the note forgiven. The Company recorded a gain of approximately $412,000 ($0.03 per share) as a result of this forgiveness of debt.

Reduction of Debt Balances. As of December 31, 2009, the long-term debt obligations due in the five subsequent years and thereafter under their contractual terms were as follows:

	Beechcraft 1900Ds	Other	Total
2010	$5,044,108	$1,402,772	$6,446,880
2011	35,324,205	1,652,772	36,976,977
2012	—	1,652,772	1,652,772
2013	—	1,902,772	1,902,772
2014	—	1,902,772	1,902,772
Thereafter	—	952,577	952,577

	40,368,313	9,466,437	49,834,750

Additional carrying value
ASC Section 470-60-15	1,944,557	—	1,944,557

	$42,312,870	$9,466,437	$51,779,307

Note 7. Income Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The tax net operating loss carryforwards (NOLs) that have been generated are due in large part to the accelerated depreciation of property and equipment over a shorter useful life for tax purposes. Approximately 98 percent of the Company’s NOLs expire between 2020 and 2024. The book basis of property and equipment is approximately $49.5 million greater than the tax basis at December 31, 2009, all of which is expected to reverse during periods in which NOLs are available. Approximately $9.8 million ($513,000 tax effected) of state NOL’s are expected to expire unused and accordingly a valuation allowance has been provided for these deferred tax assets. Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, the Company believes it is more likely than not that it will realize the benefits of most of the deductible temporary differences and NOLs. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2009 and December 31, 2008—(Continued)

The Company’s estimated net operating loss carry forwards for Federal income tax purposes totaling approximately $56.6 million at December 31, 2009, expire in years 2019 through 2026 as follows (in thousands):

Year of Expiration	Amount
2019	202
2020	27,796
2021	22,526
2023	4,011
2024	2,055
2026	2

$56,592

In order for the Company to utilize these NOLs prior to expiration, the Company would need to generate taxable income of $56.6 million during the next 14 years, or approximately $4 million per year. The Company had taxable income of $10.6 million in 2009 and $3.5 million in 2008.

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

Income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 is presented below:

	Current	Deferred	Total
Year ended December 31, 2009:
U.S. Federal	$200,909	$3,127,525	$3,328,434
State and local	232,079	$443,006	$675,085

	$432,988	$3,570,531	$4,003,519

Year ended December 31, 2008:
U.S. Federal	$(43,301)	$2,197,034	$2,153,733
State and local	20,353	$393,455	$413,808

	$(22,948)	$2,590,489	$2,567,541

Year ended December 31, 2007:
U.S. Federal	$165,820	$(8,665,762)	$(8,499,942)
State and local	—	(1,085,482)	(1,085,482)

	$165,820	$(9,751,244)	$(9,585,424)

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2009 and December 31, 2008—(Continued)

The federal statutory tax rate of 35% differs from the Company’s effective income tax rate for the years ended December 31, 2009, 2008, and 2007 as follows:

	2009	2008	2007

Income tax expense (benefit) at the federal statutory income tax rate	$3,424,891	$1,578,110	$3,019,901

State income tax expense, net of federal income tax benefit	428,787	293,105	705,563

Book expenses not deductible for tax purposes	134,800	110,939	98,000

Decrease in valuation allowance	(117,192)	(90,000)	(13,555,000)

Expiration of NOLs unused	—	459,792	—

Impact of changes in rates	132,756	52,877	—

Other	(523)	162,718	146,112

Income tax expense (benefit)	$4,003,519	$2,567,541	$(9,585,424)

During 2008, the Company identified certain errors in the calculation of its December 31, 2007 deferred tax assets. In conjunction with the provision to return reconciliation process in the third quarter of 2008, the Company identified errors totaling $328,000 and recorded that adjustment in the third quarter ending September 30, 2008. As a result of incremental $614,000 in errors identified in conjunction with the preparation of the December 31, 2008 income tax provision, the Company determined that the aggregate of these errors totaling $942,000 were material to 2008, and determined that these errors should be recorded as immaterial corrections to the December 31, 2007 financial statements. As a result, the $328,000 previously recorded in income tax expense for the quarter ending September 30, 2008 was reversed and recorded in the December 31, 2007 prior period financial statements. The Company corrected the third quarter ended September 30, 2008 results presented in note 11 to eliminate the tax provision to tax return true up adjustment of $328,000 and instead incorporated this into the immaterial correction to the 2007. This resulted in a reduction of income tax expense as reported for the three months ended September 30, 2008 from $952,422 as previously reported to $624,422 as revised. This also resulted in an increase in net income as previously reported for the three months ended September 30, 2008 from ($82,424) to $245,576 as revised. The impact of the above resulted in a revision of December 31, 2007 income tax benefit from $10,527,569 to $9,585,424 which reduced net income from $19,155,827 to $18,213,712 ($0.07 per share).

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2009 and December 31, 2008—(Continued)

Deferred tax assets (liabilities) as of December 31, 2009 and 2008, were as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$20,799,921	$24,750,179
Alternative minimum tax carryforwards	426,020	232,027
ASC Section 470-60-15 interest	743,524	1,311,019
Inventory reserve	911,787	963,118
Deferred revenue	719,644	917,020
Other Reserves	367,551	367,690
Other	—	8,089

Total gross deferred tax assets	23,968,447	28,549,142
Less: valuation allowance	(512,808)	(630,000)

Net deferred tax assets	23,455,639	27,919,142
Deferred tax liabilites:
Property and equipment	(20,303,615)	(20,758,388)

Total deferred tax asset	$3,152,024	$7,160,754

The Company files income tax returns in the U.S., and various state and local jurisdictions. The Company is not currently under examination by the IRS. Federal tax returns remain subject to examination for three years after a tax net operating loss is utilized, accordingly the tax returns may remain subject to audit beyond the original statute of limitations State jurisdictions also remain subject to examination.

The Company believes that its income tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10-25.

Note 8. Employee Benefit Plans

The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all of the Company’s employees. The Company matches up to 4% of participating employees’ contributions. Company contributions, net of forfeitures, totaled $294,594 in 2009, $254,055 in 2008, and $219,857 in 2007.

In 1993, the Company adopted the Great Lakes Aviation, Ltd. 1993 Stock Option Plan and the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan (collectively, the Plans). The Plans permitted the grant of stock options in the aggregate of 1,300,000 shares of the Company’s common stock to key employees, officers, and directors of the Company. Pursuant to their terms, both Plans expired on October 31, 2003, and no options have been granted after October 31, 2003. However, all outstanding options remain in effect until such outstanding options have either expired or been cancelled.

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

During the year ended December 31, 2009, there were no options granted. The Company did not realize any tax deductions related to the exercise of stock options during 2009, 2008 or 2007. The Company will record such deductions to additional paid in capital when realized. The aggregate intrinsic value for

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2009 and December 31, 2008—(Continued)

options outstanding and exercisable at December 31, 2009 and 2008 was $206,628 and $363,924 respectively. There was no unrecognized compensation cost from unvested stock options at the implementation date of ASC Section 718-10-25 (originally pursuant to SFAS 123(R)-Share Based Payment).

A summary of the option activity under all stock option plans during the year ended December 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at January 1, 2009	230,000	$0.48

Granted	—	—
Canceled	—	—
Exercised	—	—

Outstanding at December 31, 2009	230,000	$0.48	3

Options exercisable at December 31, 2009	230,000	$0.48	3

Note 9. Income Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented:

	2009			2008			2007
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic income per share attributable to common stockholders	$5,781,884	14,291,970	$0.40	$1,941,344	14,237,325	$0.14	$18,213,712	14,077,093	$1.29
Effect of dilutive securities: Stock options	—	150,387	—	—	176,882	(0.01)	—	368,803	(0.03)

Diluted income per share attributable to common stockholders	$5,781,884	14,442,357	$0.40	$1,941,344	14,414,207	$0.13	$18,213,712	14,445,896	$1.26

For the years ended December 31, 2009 and 2008, there were no stock options excluded from the calculation of diluted earnings per share. For the year ended December 31, 2007, the number of stock options that were excluded from the calculation of diluted earnings per share, because the exercise of such options would have been anti-dilutive, totaled approximately 120,000.

Under the terms of the Company’s debt agreements with Raytheon, the Company is prohibited from paying dividends.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2009 and December 31, 2008—(Continued)

Note 10. Transactions with Affiliates

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for the leases were $28,500 in 2009, $28,500 in 2008, and $28,500 in 2007. As of December 31, 2009, Mr. Douglas Voss controlled 5,581,000 shares of common stock of the Company, representing an approximate 39.0% interest in the Company’s outstanding common stock.

As of December 31, 2009, Raytheon owned 5,371,980 shares of common stock of the Company, representing an approximate 37.6% interest in the Company’s outstanding common stock.

The Company made cash payments to Raytheon, consisting of principal and interest payments on debt, lease payments, lease deposits, and supplemental lease fees, of approximately $11.8 million, $10.4 million and $10.3 million in 2009, 2008 and 2007, respectively.

Note 11. Commitments and Contingencies

Litigation. The Company is a party to ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Union Agreements. As of March 1, 2010, approximately 37 percent of the Company’s employees are subject to union agreements.

The Company’s pilots are represented by the United Transportation Union (UTU). In May 2006, the Company and the pilots agreed to binding arbitration to achieve a new three year labor agreement. On September 16, 2006, the arbitrator ruled on terms that resulted in a new labor agreement. The Company and the UTU are currently engaged in negotiations over the terms of a new pilot agreement.

The Company’s flight attendants are also represented by the UTU, and the Company’s agreement with the flight attendants became amendable on April 1, 2002. The Company and the flight attendants are currently engaged in contract mediation under the auspices of the National Mediation Board.

The Company’s mechanics and maintenance clerks are represented by the International Association of Machinists and Aerospace Workers (IAM). The collective bargaining agreements between the Company and the clerks and mechanics represented by IAM, District 143, became amendable in 2002 and 2005, respectively. In August of 2007, approximately sixteen months after collective bargaining sessions had ended, the IAM invoked National Mediation Board assistance.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2009 and December 31, 2008—(Continued)

Note 12. Selected Quarterly Financial Data (unaudited)

The following table presents selected quarterly unaudited financial data for quarters during the year ended December 31, 2009 and 2008 (in thousands, except for per share information):

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Operating revenues	$27,951	$29,837	$32,029	$32,027	$121,844
Operating income	777	3,322	4,571	3,275	11,945
Net income	93	1,597	2,487	1,605	5,782
Net income per share
Basic	$0.01	$0.11	$0.17	$0.11	$0.40
Diluted	0.01	0.11	0.17	0.11	0.40
Weighted average shares outstanding
Basic	14,292	14,292	14,292	14,292	14,292
Diluted	14,455	1,450	14,423	14,438	14,442

2008	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter	Total Year
Operating revenues	$25,940	$27,838	$31,292	$31,086	$116,156
Operating income	941	667	1,461	3,776	6,845
Net income	211	17	246	1,467	1,941
Net income per share
Basic	$0.02	$0.00	$0.02	$0.10	$0.14
Diluted	0.01	0.00	0.02	0.10	0.13
Weighted average shares outstanding
Basic	14,092	14,272	14,292	14,292	14,237
Diluted	14,435	14,434	14,472	14,453	14,414

(1)	As described in Note 6, the Company made immaterial corrections in 2007, which resulted in a corresponding change to the third quarter of 2008. This resulted in a reduction of income tax expense as reported for the three months ended September 30, 2008 from $952,422 as previously reported to $624,422 as revised. This also resulted in an increase in net income as previously reported for the three months ended September 30, 2008 of ($82,424) to $245,576 as revised.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2009. Management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on this assessment, management believes that as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Our Directors

The following table and narrative provide information concerning the members of our board of directors as of March 1, 2010. Our directors are elected by a plurality of the votes cast. Each director has been appointed to serve until the next annual meeting of shareholders and until their respective successors are elected and duly qualified. There are no familial relationships between any director or officer.

Name	Age	Principal Occupation	Position with Company	Director Since
Douglas G. Voss	55	Chairman of the Board of Directors and President of Great Lakes Aviation, Ltd.	Chairman of the Board of Directors and President of Great Lakes Aviation, Ltd.	1979
James R. Link(1)(2)(3)	65	Business Consultant	Director	2005
Vernon A. Mickelson(1)(2)(3)	83	Business Consultant	Director	1994
A.R. Moulton, III(1)	67	Managing Director of Airline Capital Associates and a Financial Advisor	Director	2005
Ivan L. Simpson(1)(2)(3)	59	Airline Transport Pilot for American Airlines	Director	1997

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating committee.

Douglas G. Voss. Mr. Voss co-founded the Company in 1979 and served in the position of Chief Executive Officer from the Company’s inception until December 31, 2002. Mr. Voss has served as a director of the Company since the Company’s inception and became Chairman of the Board of Directors on December 31, 2002. Mr. Voss was initially licensed as a private pilot in 1974 and today holds both an Airline Transport Pilot Certificate and an Airframe and Powerplant Mechanic Certificates. Mr. Voss is a graduate of Colorado Aero Tech. Mr. Voss has previously served the Company in the FAA Air Carrier Certificate required operational control positions of Director of Operations and Director of Maintenance. He is uniquely qualified to serve as our Chairman based on his rich experience with our Company as our founder and longtime leader.

James R. Link. Mr. Link became a director of the Company in April 2005. Mr. Link has been employed as a business consultant since January 2002. He was Chief Executive Officer of Impulse Airlines in Sydney, Australia from January 2001 to December 2001. Mr. Link previously held the following positions with Raytheon Aircraft Company: Assistant to the CEO from January 2000 to December 2000; Vice President of Worldwide Sales from January 1998 to December 2000; Vice President of International Sales from April 1995 to December 1998; and Vice President and Treasurer from September 1988 to May 1995. He also served as President of Raytheon Aircraft Financing from September 1988 to May 1995. Mr. Link is qualified to serve on our board by his industry experience, and is one of our independent directors.

Vernon A. Mickelson. Mr. Mickelson became a director of the Company in January 1994. For more than the past 20 years, Mr. Mickelson has been self-employed as a business consultant. He provided services to the

Company concerning matters involving FAA regulatory compliance and maintenance quality control from 1988 to 1994. Mr. Mickelson has worked in the aviation industry since 1949, primarily in the field of aircraft manufacturing and maintenance. From 1969 to 1988, Mr. Mickelson was employed by the FAA in Flight Standards as principal inspector and supervisor of FAA maintenance and avionics inspectors assigned in the states of Indiana and Iowa. In his career, he has held or holds several FAA maintenance certificates and FAA designations in aircraft maintenance in addition to holding a commercial pilot’s certificate. Mr. Mickelson is a graduate of Spartan School of Aeronautics (1948-49), specializing in aircraft maintenance. Mr. Mickelson brings his long history with our industry and his more than 21 years as a business consultant to his role as one of our independent directors.

A.R. Moulton, III. Mr. Moulton became a director of the Company in September 2005. Mr. Moulton is Managing Director of Airline Capital Associates, and serves as a financial advisor to manufacturing companies, financial institutions, and labor unions, providing advice on all aspects of the commercial air transportation industry. Prior to joining Airline Capital Associates in 1990, Mr. Moulton was a Senior Vice President and head of Bank of New England’s loan production office in New York City from June 1988 to June 1990. Prior to joining Bank of New England, Mr. Moulton was a Vice President at Morgan Guaranty Trust Company from April 1974 to June 1988. Mr. Moulton is qualified to serve on our board as one of our independent directors through his combination of over 23 years as a commercial banker, giving him financial and industry experience.

Ivan L. Simpson. Mr. Simpson became a director of the Company in 1997. Mr. Simpson co-founded the Company in 1979, and served in various operational roles through 1987, including Chief Pilot and Vice President and Director of Operations. He has been employed as an Airline Transport Pilot for American Airlines since 1987. Mr. Simpson holds an Airline Transport Pilot Certificate and is Type rated in the Boeing 757/767 and MD80 aircraft. Mr. Simpson brings a deep knowledge of our Company and our industry to his work as one of our independent directors.

Our Executive Officers

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers was provided in Part I of our Form 10-K under separate caption.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year and furnished to the registrant with respect to its most recent fiscal year, all applicable Section 16(a) filing requirements were met on a timely basis.

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

Audit Committee Matters

We have an audit committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act, comprised of James R. Link, Vernon A. Mickelson, A.R. Moulton, III and Ivan L. Simpson. Under NASDAQ

Marketplace Rules that would apply if our common stock was listed on NASDAQ, each member of the audit committee would be required to (i) be independent as defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules; (ii) meet the criteria for independence set forth in Rule 10A-3 under the Exchange Act; (iii) not have participated in the preparation of the financial statements of our company or any current subsidiary of our company at any time during the past three years, and (iv) be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. Our company’s board of directors has determined that each member of the audit committee would meet these requirements.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2009 and 2008:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(a)	Total ($)
Charles R. Howell IV Chief Executive Officer	2009	155,000	0	3,100	158,100
	2008	155,000	0	3,300	158,300

Michael O. Matthews Vice President and Chief Financial Officer	2009	150,000	0	6,000	156,000
	2008	150,000	0	6,800	156,800

Douglas G. Voss Chairman of the Board of Directors and President	2009	175,000	0	0	175,000
	2008	175,000	0	0	175,000

(a)	Represents matching contributions made by the company on behalf of Mr. Howell and Mr. Matthews under our 401(k) retirement savings plan. These matching contributions are subject to vesting in accordance with the terms of the plan. See discussion below under “Retirement Savings Plan.”

Employment Agreement

On December 31, 2002, we entered into a two-year employment agreement with Mr. Voss under which he serves as Chairman of the Board of Directors. The agreement specifies a base salary of $120,000 annually and entitles him to participate in the Company’s compensation and benefit plans. Subsequent to entering into this agreement, we have amended the compensatory arrangements under the agreement to increase the annual base salary payable thereunder. The agreement provides that it may be terminated by either party upon six months’ notice. In addition, under the agreement, if we terminate Mr. Voss without cause, or if he terminates because of the company’s breach of the agreement, he would receive his regular base pay for the remainder of the contract period. Our company and Mr. Voss have agreed to continue operating under this agreement indefinitely, until such time as a new agreement becomes effective.

We currently do not have any other employment agreements with our executive officers, and do not have any other arrangements between our company and our executive officers in connection with termination of employment, change of control of our company, or any changes to the executive officer’s responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards held by our named executive officers as of December 31, 2009:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Charles R. Howell IV	200,000(a)	0	0.40	12/30/2012
Michael O. Matthews	0	0	N/A	N/A
Douglas G. Voss	0	0	N/A	N/A

(a)	These options vested as to 100,000 shares on each of December 31, 2003 and December 31, 2004.

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

The following table sets forth information concerning the compensation of our non-employee directors for fiscal year 2009:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
James R. Link	10,000	0	10,000

Vernon A. Mickelson	11,000	0	11,000

A.R. Moulton, III	10,000	0	10,000

Ivan L. Simpson	10,000	0	10,000

Messrs. Link, Mickelson, Moulton and Simpson received $4,000 in quarterly retainer fees and $5,000 for five audit committee meetings. Messrs. Link, Mickelson and Simpson received $1,000 for one compensation committee meeting. Messrs. Mickelson and Moulton received $1,000 for one day of board conferences.

The following table sets forth information concerning the outstanding stock options held by our non-employee directors as of December 31, 2009:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James R. Link	0	0	N/A	N/A

Vernon A. Mickelson	0	0	N/A	N/A

A.R. Moulton, III	0	0	N/A	N/A

Ivan L. Simpson	5,000(a)	0	1.31	5/17/2011

“	5,000(b)	0	0.31	5/17/2012

(a)	These options vested in their entirety on May 17, 2002.
(b)	These options vested in their entirety on May 17, 2003.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of the common stock as of March 1, 2010, by (i) each person known to the Company to own beneficially 5% or more of the common stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the summary compensation table, and (iv) all directors and executive officers of the Company as a group. The percentage of beneficial ownership is based on 14,291,970 shares outstanding as of March 1, 2010. Any shares that are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of common stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown, and none of the listed shares has been pledged as security. Unless otherwise indicated, the address for each listed shareholder is c/o Great Lakes Aviation, Ltd., 1022 Airport Parkway, Cheyenne, Wyoming 82001.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock (1)

Douglas G. Voss	5,581,000(2)(3)	39.0%

Raytheon Aircraft Credit Corporation 10511 E. Central Avenue Wichita, Kansas 67206	5,371,980	37.6%

Gayle R. Brandt 256 Emerald Meadows Drive Arnolds Park, Iowa 51331	1,870,753(2)(3)	13.1%

Iowa Great Lakes Flyers, Inc. 10400 Milliron Road Cheyenne, Wyoming 82009	1,260,247(4)	8.8%

Charles R. Howell IV	200,000(5)	1.4%

Vernon A. Mickelson 1209 3rd Avenue West Spencer, Iowa 51301	17,000	*

Ivan L. Simpson 15239 215th Ave. Spirit Lake, Iowa 51360	20,450(6)	*

James R. Link	—	—

Michael O. Matthews	—	—

A.R. Moulton, III	—	—

All directors and executive officers as a group (8 persons)	5,840,880(7)	40.2%

*	Represents less than 1%.

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” as set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person, as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of March 31, 2010. The same shares may be beneficially owned by more than one person.
(2)	Mr. Voss is the beneficial owner of 2,450,000 shares. Ms. Brandt is the record owner of 1,870,753 shares. The 1,870,753 shares owned by Ms. Brandt and the 1,260,247 shares owned by Iowa Great Lakes Flyers, Inc. are included in the 5,581,000 shares reported by Mr. Voss.
(3)	Ms. Brandt has granted to Mr. Voss an irrevocable proxy to vote her shares until June 28, 2010. Mr. Voss and Ms. Brandt have also entered into a Shareholder Buy-Sell Agreement with respect to such shares. The term of the agreement is until June 28, 2010 or until such time as Ms. Brandt does not own any shares or the Company is dissolved or liquidated. Pursuant to the agreement, Ms. Brandt has the right to require Mr. Voss to purchase her shares for a share price to be negotiated or at market price, up to a total purchase amount not to exceed $50,000 per year. Mr. Voss has a right of first refusal to purchase for the market price any shares that Ms. Brandt desires to sell. The agreement also provides Mr. Voss the option to purchase any shares at any time during the term of the agreement for the market price of shares of common stock. The agreement provides that in any transaction in which Mr. Voss sells greater than 5% of his shares, Mr. Voss has the right to compel Ms. Brandt to include the shares held by her in such transaction on the same terms as the shares of Mr. Voss. In turn, Ms. Brandt has the right to have her shares included by Mr. Voss in any such transaction on a pro rata basis. The agreement also provides Mr. Voss with the right to purchase the shares at the market price upon the death of Ms. Brandt or upon an involuntary disposition of the shares held by Ms. Brandt.
(4)	Beneficial ownership of these shares of Common Stock is shared with Douglas G. Voss.
(5)	Represents 200,000 shares subject to currently exercisable options.
(6)	Includes 10,000 shares subject to currently exercisable options.
(7)	Includes an aggregate of 230,000 shares subject to currently exercisable options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

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

Review and Approval or Ratification of Transactions with Related Persons

The audit committee of our board of directors is responsible for reviewing any proposed transaction with a related person. In May 2007, our board of directors amended our audit committee charter to include a policy providing for the review and approval of related person transactions requiring disclosure under Rule 404(a) of Regulation S-K. This policy states that the audit committee is responsible for reviewing and approving or disapproving all proposed interested transactions, which are defined as any transaction, arrangement or relationship in which (a) the amount involved may be expected to exceed $120,000 in any fiscal year, (b) the Company will be a participant, and (c) a related person has a direct or indirect material interest. A related person is defined as an executive officer, director or nominee for director, or a greater than five percent beneficial owner of the Company’s common stock, or an immediate family member of the foregoing. The policy deems certain interested transactions to be pre-approved, including the employment and compensation of executive officers and compensation paid to directors. All future transactions between our company and its executive officers, directors and principal shareholders and their affiliates will be approved by the audit committee pursuant to the foregoing policy.

Transactions with Related Persons

Raytheon Aircraft Credit Corporation. As of March 1, 2010, Raytheon Aircraft Credit Corporation (Raytheon) owned 5,371,980 shares of our common stock, representing an approximate 37.6% interest in our outstanding common stock. We issued the shares to Raytheon in December 2002 as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. Raytheon is our principal creditor. As of March 1, 2010, Raytheon held promissory notes with a principal amount totaling approximately $49.0 million pursuant to our 2002 Restructuring Agreement. See Note 5 to the financial statements of our Form 10-K for a complete description of the Restructuring Agreement, including the continuing rights and obligations of the parties.

At March 1, 2010 the Company operated seven Beechcraft 1900D aircraft leased from Raytheon, four complete with engines and three without engines, which are accounted for under operating lease agreements. The lease agreements require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. In addition to scheduled future minimum lease payments, the Company is required to make payments to cover the cost of components related to leased engines, attached to four of the leased aircraft, as these components usable life cycle is consumed. During the years ended December 31, 2009 and 2008, engine consumption fees were $314,462 and $27,332 respectively.

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

The firm of KPMG LLP has been our independent auditors since 1998. Fees paid to KPMG LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services rendered by KPMG LLP for the years ended December 31, 2009 and 2008 were $383,440 and $438,195, respectively. Audit services consisted primarily of the audit and quarterly reviews of our financial statements, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, accounting and financial reporting consultations, and research work necessary to comply with generally accepted accounting principles.

Audit-Related Fees. Fees for audit-related services provided during the years ended December 31, 2009 and 2008 were $50,800 and $45,500, respectively. Audit-related services consisted primarily of professional services provided with respect to yearly audits of our 401(k) employee savings plan and Passenger Facility Charge audits.

Tax Fees. Fees for tax services billed during the years ended December 31, 2009 and 2008 were $0 and $33,555, respectively. Tax services included professional services provided for preparation of federal and state tax returns, review of tax returns prepared by the company, assistance in assembling data to respond to governmental review of past tax filings, and tax advice, exclusive of tax services rendered in connection with the audit.

All Other Fees. During the fiscal year 2009 and fiscal year 2008, no other services were provided by KPMG LLP to the company.

Audit Committee Pre-Approval Policies and Procedures

The charter of our audit committee provides that the audit committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for our company by the independent auditors, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent auditors include the committee reviewing a budget for audit services, audit-related services, tax services, and other services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are anticipated at the time the budget is submitted. Committee approval would be required to exceed the budgeted amount for a particular category of services or to engage the independent auditors for any services not included in the budget. Budgeted amounts were not exceeded in 2009. The audit committee periodically monitors the services rendered by, and actual fees paid to, the independent auditors to ensure that such services are within the parameters approved by the committee. The text of the audit committee charter is posted on our web site at www.flygreatlakes.com. The audit committee pre-approved all of the services we received from KPMG LLP during fiscal year 2009.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(1)	Financial statements of the Company included in Item 8, “Financial Statements and Supplementary Data”:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2009 and 2008

(iii)	Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

(iv)	Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
(v)	Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

(vi)	Notes to Financial Statements

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

GREAT LAKES AVIATION, LTD.

Dated: March 26, 2010	By:	/S/ CHARLES R. HOWELL IV
Charles R. Howell IV
Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ MICHAEL O. MATTHEWS
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

Signature	Title	Date

/S/ DOUGLAS G. VOSS	Chairman of the Board and President	March 26, 2010
Douglas G. Voss

/S/ CHARLES R. HOWELL IV	Chief Executive Officer	March 26, 2010
Charles R. Howell IV	(Principal Executive Officer)

/S/ MICHAEL O. MATTHEWS	Vice President and Chief Financial Officer	March 26, 2010
Michael O. Matthews	(Principal Accounting and Financial Officer)

/S/ VERNON A. MICKELSON	Director	March 26, 2010
Vernon A. Mickelson

/S/ IVAN L. SIMPSON	Director	March 26, 2010
Ivan L. Simpson

/S/ JAMES LINK	Director	March 26, 2010
James Link

/S/ ALLAN R. MOULTON III	Director	March 26, 2010
Allan R. Moulton III

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (2)

10.2	Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan. (2)

10.3	Amended and Restated Restructuring Agreement dated as of March 9, 2007 by and between the Company and Raytheon Aircraft Credit Corporation, including First Amendment to Amended and Restated Restructuring Agreement, entered into as of March 23, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (12)

10.4	Senior Note, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (8)

10.5	First Amendment to Security Agreement dated as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (8)

10.6	Form of Amended and Restated Promissory Note relating to 1900D aircraft, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (8)

10.7	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (3)

10.8	Fifth Amendment to Security Agreement, dated as of March 9, 2007 by and between Raytheon Aircraft Credit Corporation and the Company. (8)

10.9	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Aircraft Credit Corporation and the Company. (3)

10.10	Form of First Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (8)

10.11	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (3)

10.12	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (4)

10.13	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.14	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (5)

10.15	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (6)

10.16	Amended and Restated Term Cost Plan Agreement™ dated July 19, 2006 by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (7)

10.17	Second Amendment to Amended and Restated Restructuring Agreement, entered into as of June 30, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (9)

10.18	Third Amendment to Amended and Restated Restructuring Agreement, entered into as of July 30, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (9)

10.19	Second Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company, dated November 1, 2007. (10)

E-1

10.20	Form of Aircraft Lease by and between Raytheon Aircraft Credit Corporation and the Company. (11)

10.21	Amendment No. 2 to Code Share Agreement, dated July 1, 2009 by and between Frontier Airlines, Inc. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (13)

14	Code of Ethics. Available on the Company’s web site.

23	Consent of KPMG LLP.

24	Powers of Attorney (included on signature page).

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 000-23224)
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 000-23224)
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(File No. 000-23224)

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. (File No. 000-23224)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(File No. 000-23224)

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (File No. 000-23224)
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(File No. 000-23224)

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (File No. 000-23224)
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended. (File No. 000-23224)
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed July 14, 2009.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 30, 2009.

E-2