Form 10-Q
period 2010-03-31
GREAT LAKES AVIATION LTD
filed 2010-05-14
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, 14,291,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

i

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	March 31, 2010	December 31, 2009
Assets

Current assets:
Cash	$4,138,638	$4,327,538
Accounts receivable	9,644,032	9,528,102
Inventories	5,931,487	6,372,757
Prepaid expenses and other current assets	828,638	1,079,131
Current deferred tax assets	4,012,275	4,012,275

Total current assets	24,555,070	25,319,803

Property and equipment:
Flight equipment	113,367,553	112,728,482
Other property and equipment	8,853,884	8,821,022
Less accumulated depreciation and amortization	(66,935,164)	(65,650,280)

Total property and equipment	55,286,273	55,899,224

Maintenance deposits	1,704,895	1,562,568
Other assets	1,880,698	1,862,089

Total assets	$83,426,936	$84,643,684

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current maturities of long-term debt	$7,833,495	$7,791,492
Accounts payable	4,132,624	3,589,133
Accrued interest, unearned revenue and other liabilities	4,616,034	4,292,574

Total current liabilities	16,582,153	15,673,199

Long-term debt, net of current maturities	42,364,179	43,987,815
Other long-term liabilities	110,814	152,866
Deferred income taxes	616,486	860,251
Deferred credits	70,563	82,272

Total liabilities	59,744,195	60,756,403

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares
No shares issued and outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares
Issued and outstanding: 14,291,970 shares	142,920	142,920
Paid-in capital	33,568,669	33,568,669
Accumulated deficit	(10,028,848)	(9,824,308)

Total stockholders’ equity	23,682,741	23,887,281

Total liabilities and stockholders’ equity	$83,426,936	$84,643,684

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income (loss)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Operating Revenues:
Passenger	$13,438,897	$13,863,559
Public service	14,580,175	13,823,555
Freight, charter, and other	764,641	264,252

Total operating revenues	28,783,713	27,951,366

Operating expenses:
Salaries, wages, and benefits	8,159,421	7,671,580
Aircraft fuel	7,131,222	5,559,271
Aircraft maintenance, materials, and repairs	4,546,837	5,202,203
Depreciation and amortization	1,359,147	1,353,239
Aircraft rental	573,525	438,029
Other rentals and landing fees	1,568,638	1,753,746
Other operating expenses	5,291,280	5,196,295

Total operating expenses	28,630,070	27,174,363

Operating income	153,643	777,003
Other income (expense):
Interest expense, net of interest income of $1,173 and $1,156, respectively	(495,430)	(559,338)

Income (loss) before income taxes	(341,787)	217,665

Income tax benefit (expense)	137,247	(125,139)

Net income (loss)	$(204,540)	$92,526

Net income (loss) per share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Weighted average shares outstanding:
Basic	14,291,970	14,291,970

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(204,540)	$92,526
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,359,147	1,353,239
Amortization of deferred debt restructuring gain	(343,529)	(384,250)
Loss on items beyond economic repair	56,025	32,432
Deferred tax expense (benefit)	(243,765)	125,139
Change in current operating items:
Accounts receivable	(115,930)	(105,334)
Inventories	441,270	(558,249)
Prepaid expenses and other current assets	250,493	175,454
Maintenance deposits	(142,327)	—
Other Assets	(18,609)	(77,622)
Accounts payable	543,491	761,928
Accrued interest, unearned revenue and other liabilities	323,460	(45,184)
Other long-term liabilities	(42,052)	(104,968)
Deferred credits	(11,709)	(11,710)

Net cash provided by operating activities	1,851,425	1,253,401

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(802,221)	(231,388)

Net cash used in investing activities	(802,221)	(231,388)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(1,238,104)	(1,158,151)

Net cash used in financing activities	(1,238,104)	(1,158,151)

NET DECREASE IN CASH	(188,900)	(136,138)
Cash
Beginning of period	4,327,538	3,494,484

End of period	$4,138,638	$3,358,346

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$840,058	$944,558
Cash paid during the period for income taxes	$173,500	$58,550

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Three Months Ended March 31, 2010

	Common stock			Accumulated
	Shares	Amount	Paid-in capital	deficit	Total
Balance at January 1, 2010	14,291,970	$142,920	33,568,669	(9,824,308)	$23,887,281

Net (loss)	—	—	—	(204,540)	(204,540)

Balance at March 31, 2010	14,291,970	$142,920	33,568,669	(10,028,848)	$23,682,741

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

March 31, 2010

(unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009.

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

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after March 31, 2010, up until the issuance of the financial statements.

The Company has historically used debt to finance the purchase of its aircraft. The Company is scheduled to make principal payments of approximately $48.6 million over the next 54 months related to its existing long-term debt arrangement, of which approximately $6.5 million of these payments are scheduled over the next twelve months. In addition, a portion of the Company’s long-term debt matures on June 30, 2011 and will require a balloon payment of $32.7 million.

The Company’s cash flows from operations are not expected to be sufficient to fund the balloon payment due on June 30, 2011. In addition to the Company’s cash flows from operations, the Company will need to refinance the obligation with Raytheon Aircraft Credit Corporation, the existing lender and largest single shareholder, secure alternative sources of financing, raise additional capital through an equity offering, or achieve any combination thereof to be able to satisfy the debt maturing in June 2011. There is no assurance that the Company will be successful in obtaining additional financing, and, if obtained, there are no assurances that the financing will at commercially acceptable terms.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, which amends ASC 820 to require the disclosure of additional information related to fair value measurement and provide clarification to existing requirements for fair value measurement disclosure. ASU 2010-06 was effective for the Company beginning January 1, 2010. The Company’s disclosures conform to the requirements of ASU 2010-06. Refer to Note 9 for additional discussion of fair value measurements.

On September 23, 2009, the FASB ratified ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues task Force “. ASU No. 2009-13 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled “Revenue Arrangements with Multiple Deliverables.” ASU No. 2009-13 will be effective for annual reporting periods beginning January 1, 2011 for calendar-year entities. The Company is currently evaluating the impact of ASU No. 2009-13 on its financial position, results of operations, cash flows, and disclosures.

2. Accounting for Maintenance Deposits

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

The Company is required to make maintenance deposit payments for two of its Embraer EMB-120 Brasilia leased aircraft. At January 1, 2009, the Company had made maintenance deposits of approximately $1.1 million and as of March 31, 2010, the Company’s maintenance deposits were approximately $1.7 million. These maintenance deposits are reimbursable to the Company as maintenance is performed on the aircraft and the Company incurs maintenance expense for the major components of the aircraft. EITF 08-3 requires that lessees continually evaluate whether it is probable that an amount on deposit with a lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. When the underlying maintenance is performed, the maintenance costs shall be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. As of March 31, 2010, the Company has evaluated the maintenance deposits on account and determined that, based on historical and forecasted usage of the aircraft, that all amounts on deposit are probable of being returned to the Company as a result of the maintenance expected to be performed on the aircraft’s components. The Company will continue to evaluate its maintenance deposit account as the leases progress towards lease termination in April of 2013, and make the determination if any existing or future maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

3. Share-Based Compensation

The Great Lakes Aviation, Ltd. 1993 Incentive Stock Option Plan and Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan both expired in 2003 and, therefore, no new options may be granted under either of these stock option plans. The Company has not established any new stock option plans for which it may grant stock options. The Company did not realize any tax deductions related to the exercise of stock options during the three month periods ended March 31, 2010 and 2009. The Company will record any such deductions to additional paid in capital when realized. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2010 and 2009 was $207,808 and $264,706 respectively.

4. Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2010	2009
Numerator:
Net income (Loss)	$($204,540)	$92,526
Denominator:
Weighted average shares outstanding, basic	14,291,970	14,291,970
Dilutive effect of employee stock options	—	162,748

Weighted average shares outstanding, diluted	14,291,970	14,454,718

Net income (Loss) per share, basic	$(0.01)	$0.01
Net income (Loss) per share, diluted	$(0.01)	$0.01

For the three months ended March 31, 2010, 150,684 stock options were excluded from the calculation of net income per diluted common share as the exercise of all such options during a period when the Company has generated a loss would be antidilutive to the Company’s loss per share. For the three months ended March 31, 2009, no outstanding options were excluded from the calculation of net income per diluted common share as the exercise prices of all such options were lower than the average market price of common stock for the period.

5. Accrued Liabilities.

Accrued liabilities consisted of the following balances at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Accrued expenses	$231,237	$272,937
Unearned revenue	2,222,324	1,882,106
Accrued property taxes	151,380	62,049
Accrued payroll	2,011,093	2,075,482

Total accrued liabilities	$4,616,034	$4,292,574

6. Long-Term Debt

The following table sets forth, as of March 31, 2010 and December 31, 2009, the carrying amount of the Company’s long-term debt and the current maturities of long term debt. The carrying amount of the debt includes the principal payments contractually required under the debt agreements and the unamortized deferred debt restructuring gain. In 2002, the Company restructured its debt. The debt restructuring was accounted for as a troubled debt restructuring which resulted in the Company recording a deferred gain that is being amortized into income as a decrease to interest expense over the remaining term of the debt:

	March 31, 2010	December 31, 2009
Long-Term Debt:
Raytheon Aircraft Credit Corporation - principal	$48,596,646	$49,834,750
Deferred debt restructuring gains	1,601,028	1,944,557

Total long-term debt	50,197,674	51,779,307

Less
Current maturities of long-term debt	(6,532,479)	(6,446,880)
Current portion of deferred debt restructuring gains	(1,301,016)	(1,344,612)

Total current portion	(7,833,495)	(7,791,492)

Total long-term portion	$42,364,179	$43,987,815

As of March 31, 2010, the Raytheon Aircraft Credit Corporation (“Raytheon”) debt consisted of 25 Aircraft Notes secured by 25 Beechcraft model 1900D aircraft (the “Aircraft Notes”) and a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and substantially all of the other assets of the Company (the “Senior Note”) (collectively, the “Raytheon Notes.”). Each of the Aircraft Notes bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1.3 million will be due for each aircraft ($32.7 million in total). The Senior Note bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the 30th day of each month. The Senior Note provides for payments of principal on June 30, September 30, and December 30 of each year until the note matures on December 30, 2015.

Due to the amortization of the deferred debt restructuring gain, the Company’s interest expense will be significantly less than the contractual interest payments throughout the terms of the Raytheon notes. During the first quarter of 2010 and 2009, the Company’s contractual interest payments for all long-term debt were $0.8 million and $0.9 million. The Company amortized $0.3 million and $0.4 million of the deferred debt restructuring gain for the three months ending March 31, 2010 and 2009 as a reduction of interest expense. The Company’s net interest expense on long-term debt obligations, as reflected in the financial statements, net of interest income, was $0.5 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.

7. Related Parties

As of March 31, 2010, Douglas G. Voss, the Company’s Chairman, President and major shareholder, was the beneficial owner of 5,581,000 shares of the Company’s common stock, representing 39.1% of the outstanding common stock of the Company. Accordingly, Mr. Voss is in a position to control the management and affairs of the Company.

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman, President and major shareholder. Total payments for these leases were $7,125 for each of the three month periods ending March 31, 2010 and 2009, respectively.

As of March 31, 2010, Raytheon owned 5,371,980 shares of the Company’s common stock, representing an approximately 37.6% interest in the Company’s outstanding common stock. The Company issued the shares to Raytheon in December 2002 as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. See Note 6 for a discussion of these debt obligations.

In addition, the Company has entered into agreements with Raytheon to lease seven Beechcraft model 1900D aircraft, four with attached engines and three without engines. The Company expensed rental payments for the three months ended March 31, 2010 and 2009 of $418,500 and $283,004, respectively, for five aircraft leased from Raytheon in 2009 and seven aircraft leased from Raytheon in 2010. The lease agreements provide for the early termination after the first anniversary of the leases by either Raytheon or the Company.

8. Income Taxes

The Company’s estimated annual effective income tax rate is 43.2% for 2010. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income.

9. Fair Value Measurements

A fair value hierarchy that prioritizes the inputs used to measure fair value has been established by ASC 820, Fair Value Measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and other inputs that are observable or can be corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and long-term debt including the current portion. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The carrying value of our long term debt including the current portion reflects original cost net of unamortized deferred debt restructuring gain and was $48.6 million and $49.8 million as of March 31, 2010 and December 31, 2009, respectively. For additional information, see Note 6- Long-Term Debt.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board (the “FASB”).

All of the Company’s fixed rate debt is comprised of Raytheon Aircraft Notes and Senior Debt. There is not an active market for the Company’s notes. Additionally because the Company’s concentration of long-term debt is with one aircraft creditor, who is also a significant stockholder of the Company, the fair value of long-term debt cannot be reasonably determinable. If the fair value of the long-term debt was able to be determined, it would be a Level 3 measurement and would take into consideration inputs which include the future expected cash flows, the probability of early redemption, the probably of default on the part of the Company including overall creditworthiness, the interest rate of the debt and the prevailing interest rate in the market for similar financial instruments.

10. Subsequent Event

We evaluated events after March 31, 2010 through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Great Lakes Aviation, Ltd. (“Great Lakes” or the “Company”) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (“United Airlines” or “United”) and Frontier Airlines, Inc. (“Frontier Airlines” or “Frontier”). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. As of April 30, 2010 we served 59 airports in 15 states with a fleet of six Embraer EMB-120 Brasilias and 32 Raytheon/Beech 1900D regional airliners. The Company and United operate under a code share agreement that expires November 1, 2010. Terms of the agreement provide for us to implement United Airlines code sharing for destinations we currently service to and from our hubs at Billings, MT, Denver, CO, Kansas City, MO, Ontario, CA and Phoenix, AZ hubs. In April of 2010, we commenced operations at our Las Vegas, NV hub.

We operate under a similar code share agreement with Frontier. While the Frontier agreement does not have a fixed termination date, it is terminable 180 days after written notice by either party. The Frontier agreement provides for the use of Frontier’s flight designator code on our flights connecting with Frontier’s flights in Albuquerque, NM, Billings, MT, Denver, CO, and Phoenix, AZ.

We derived approximately 50.7% of our total revenue from the Essential Air Service program (“EAS”) in the three month period ending March 31, 2010. Under the EAS program, the United States Department of Transportation (“DOT”) subsidizes flights serving specified communities in order to promote the provision of essential air services to otherwise unprofitable or minimally profitable markets. As of April 30, 2010, we served 43 EAS communities on a subsidized basis.

We were incorporated on October 25, 1979 as an Iowa corporation and became a publicly traded company in January 1994.

Essential Air Service (“EAS”) Program Activity Subsequent to January 1, 2010

In January of 2010, we discontinued service to Burlington, IA from Kansas City, MO.

In January of 2010, we transferred our Ft. Leonard Wood, MO service from our St. Louis hub to our Kansas City hub and ceased operations in St. Louis.

In April of 2010, we discontinued service to Manhattan and Salina, KS from Kansas City, MO.

In April of 2010, we opened a new hub in Las Vegas, NV to serve Merced, CA and Kingman, AZ.

Financial Highlights

We had operating revenue of $28.8 million for the three month period ending March 31, 2010, a 3.0 percent increase compared to operating revenue of $28.0 for the three month period ending March 31, 2009. The increase in operating revenue is primarily attributable to a $0.5 million increase in other revenues as of a result of increased contract airline handling of other airlines.

We had operating income of $0.2 million for the three month period ending March 31, 2010, an 80.2 percent decrease compared to operating income of $0.8 million for the three month period ending March 31, 2009. The decrease in operating income is mostly attributable to higher fuel prices in 2010. On a year-over-year comparative basis, the average per gallon cost of fuel increased 41.4 percent, or $0.79 per gallon. The effect of the $0.79 increase in cost per gallon, excluding the quantity impacts of the decreased gallons consumed in 2010, caused our fuel expense to be higher in the three month period ending March 31, 2010 by $1.6 million as compared to the same period ending March 31, 2009.

We had a net loss of $0.2 million for the three month period ending March 31, 2010, compared to net income of $0.1 million for the three month period ending March 31, 2009. The decrease in net income is mostly attributable to higher fuel costs, partially offset by increased other income.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

The following table sets forth certain financial information regarding our results of operations for the three months ended March 31, 2010 and 2009.

Statement of Income (Loss) Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2010				2009
	Amount (in thousands)	Cents per ASM		% Increase (Decrease) from 2009	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$13,439	14.7	¢	(3.1)%	$13,864	14.3	¢
Public service	14,580	15.9		5.5	13,823	14.2
Freight, charter and other	765	0.8		189.8	264	0.2

Total operating revenues	28,784	31.5		3.0	27,951	28.8

Operating expenses:
Salaries, wages, and benefits	8,159	8.9		6.3	7,672	7.9
Aircraft fuel	7,131	7.8		28.3	5,559	5.7
Aircraft maintenance, materials and repairs	4,547	5.0		(12.6)	5,202	5.3
Depreciation and amortization	1,359	1.5		0.4	1,353	1.3
Aircraft rental	574	0.6		31.1	438	0.4
Other rentals and landing fees	1,569	1.7		(10.5)	1,754	1.8
Other operating expenses	5,291	5.8		1.8	5,196	5.3

Total operating expenses	28,630	31.3		5.4	27,174	28.0

Operating income	154	0.2		(80.2)	777	0.8
Interest expense, net	(495)	(0.5)		(11.4)	(559)	(0.5)

Income (Loss) before income taxes	(341)	(0.3	) ¢	(256.4)%	218	0.2	¢
Income tax benefit (expense)	137	0.1		(209.6)	(125)	(0.1)

Net income (Loss)	$(204)	(0.2	) ¢	(319.4)%	$93	0.2	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended March 31, 2010 and 2009.

	March 31, 2010		Increase (Decrease) from 2009	March 31, 2009
Selected Operating Data:
Available seat miles (in thousands) (1)	91,497		-5.4%	96,759
Revenue passenger miles (in thousands) (2)	30,665		0.5%	30,513
Revenue passengers carried	105,727		-4.2%	110,352
Departures flown	20,107		-10.4%	22,445
Passenger load factor (3)	33.5%		6.3%	31.5%
Average yield per revenue passenger mile (4)	43.8	¢	-3.5%	45.4	¢
Revenue per available seat miles (5)	31.5	¢	9.0%	28.9	¢
Cost per available seat mile (6)	31.3	¢	11.4%	28.1	¢
Average passenger fare (7)	$127.11		1.2%	$125.63
Average passenger trip length (miles) (8)	290		4.7%	277
Average cost per gallon of fuel	$2.70		41.4%	$1.91

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Quarter 2010 to First Quarter 2009

Passenger Revenues. Passenger revenues were $13.4 million in the first quarter of 2010, a decrease of 3.1% from $13.9 million in the first quarter of 2009. The $0.5 million decrease in passenger revenues was primarily attributable to a 4.2% decrease in passengers carried during the first quarter of 2010. Our available seat mile (ASM) capacity for the first quarter of 2010 decreased 5.4% from the ASM capacity for the first quarter of 2009 as a result of a decrease in the number of our regularly scheduled flights.

Public Service Revenues. Public service revenues collected through the EAS Program increased 5.5% to $14.6 million during the first quarter of 2010, as compared to $13.8 million during the first quarter of 2009. The increase in public service revenue was mostly due to renewed awards supporting higher subsidy levels. At March 31, 2010 and March 31, 2009, we served 43 and 47 communities, respectively, on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $0.8 million during the first quarter of 2010, an increase of 189.8% from the first quarter of 2009. The 189.8% increase was due to increases in contract ground handling of other carriers, offset in part by a decrease in cargo revenue and charter income.

Operating Expenses. Total operating expenses were $28.6 million, or 31.3 cents per ASM, in the first quarter of 2010, as compared to $27.2 million, or 28.0 cents per ASM in the first quarter of 2009.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $8.2 million in the first quarter of 2010, an increase of 6.3% from $7.7 million in the first quarter of 2009. The increase in salaries, wages, and benefits was mostly attributable to insurance benefit costs and pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $7.1 million, or 7.8 cents per ASM, in the first quarter of 2010. In comparison, our aircraft fuel and into-plane expense for the first quarter of 2009 was $5.6 million, or 5.7 cents per ASM. The 28.3% increase in our aircraft fuel expense was attributable to a 41.4% increase in average cost of fuel per gallon, offset in part by decreased consumption as the result of a 5.4% decrease in our available seat miles.

The average cost of fuel increased from $1.91 per gallon in the first quarter of 2009 to $2.70 per gallon in the first quarter of 2010. The effect of the $0.79 increase in cost per gallon was an increase in total cost of approximately $2.1 million in the first quarter of 2010, which was partially offset by decreased consumption as a result of a 5.4% reduction of ASM, resulting in a net increase of approximately $1.6 million. At rates of consumption for the first quarter of 2010, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $108,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $4.5 million during the first quarter of 2010, which was a 12.6% decrease from $5.2 million during the first quarter of 2009. The decrease was primarily attributable to EMB 120 engine overhauls and accelerated maintenance expenses associated with the preparation of six Company owned Beechcraft 1900D spare engines installed on three Raytheon aircraft leased without engines during the first quarter of 2009.

Depreciation and amortization. Depreciation and amortization expense was $1.4 million during the first quarter of 2010 and in the first quarter of 2009.

Aircraft Rental. Aircraft lease expense was $0.6 million during the first quarter of 2010, which was a 31.1% increase from the $0.4 million during the first quarter of 2009. The increase was attributable to the addition of a total of two 1900D aircraft leases from Raytheon during the second and third quarters of 2009.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.6 million during the first quarter of 2010, which was a 10.5% decrease from $1.8 million during the first quarter of 2009. The decrease is mostly attributable to the 10.4% decrease in departures flown as the result of fewer destinations served.

Other Operating Expenses. Other operating expenses were $5.3 million, or 5.8 cents per ASM, during the first quarter of 2010, an increase of 1.8% from $5.2 million, or 5.3 cents per ASM, during the first quarter of 2009. The increase in other operating expenses was primarily due to increases of approximately $176,000 in passenger related expenses, $158,000 in contract handling and $56,000 for taxes. These were offset by reductions for professional fees of $150,000, deicing fluid expense of $107,000 and other expenses of $38,000.

Interest Expense. Interest expense was $0.5 million during the first quarter of 2010, a decrease of 11.4% from the first quarter of 2009. The decrease was mostly the result of interest on lower principal portion of long-term debt balances which was partially offset by a reduction in the ASC 470-60-15 credits in interest expense related to the deferred gain on restructured Raytheon debt in 2002.

Income Tax Expense. For the three months ended March 31, 2010 we recorded an income tax benefit of $137,247 and for the three months ended March 31, 2009 we recorded an income tax expense of $125,139. Our estimated effective federal and state income tax rate is 40.2% for the quarter ending March 31, 2010. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income. The Company’s effective tax rate for the quarter ending March 31, 2010 was also impacted by discrete decreases in state income tax rates causing a decrease in deferred tax liabilities, offset by an increase in the Company’s valuation allowance for state NOLs expected to expire prior to being used.

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

Liquidity and Capital Resources

Contractual Obligations. The following table summarizes our major debt and lease payment obligations for periods beginning as of April 1 and ending as of March 31 for each of the designated time periods:

				After
	2011	2012-2013 (1)	2014-2015	2015	Total
Long-term debt - contractual	$6,532,479	$37,306,045	$3,805,543	$952,579	$48,596,646
Contractual interest on long-term debt(2)	3,141,581	1,501,962	432,956	33,088	5,109,587

Total debt	9,674,060	38,808,007	4,238,499	985,667	53,706,233
Aircraft lease obligations	2,274,000	2,602,920	—	—	4,876,920

Total lease obligations	2,274,000	2,602,920	—	—	4,876,920

Total obligations	$11,948,060	$41,410,927	$4,238,499	$985,667	$58,583,153

(1)	Approximately $32.7 million of aircraft debt associated with the Raytheon Aircraft Notes matures on June 30, 2011.

(2)	The amounts shown represent contractual interest payable on the notes and exclude total adjustments of $1,601,028, for all periods, recorded under ASC 470-60-15 to the carrying value of the notes in the financial statements.

Sources and Uses of Cash. As of March 31, 2010, our cash balance was $4.1 million, a $0.2 million decrease from the cash balance of $4.3 million as of December 31, 2009. We made principal payments on debt of $1.2 million during the first quarter of 2010. At March 31, 2010, we were current on payments due to our lenders and lessors.

Cash Provided by Operating Activities. During the first quarter of 2010, we had positive cash flow from operating activities in the amount of $1.8 million. During the quarter we generated a net loss of $204,540 and recorded non-cash depreciation and amortization of $1.4 million.

Cash Flows from Investing Activities. During the first quarter of 2010, we invested $0.8 million in replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first quarter of 2010, we utilized $1.2 million of cash to reduce our outstanding notes payable and long-term debt balances.

As of March 31, 2010, we had working capital of approximately $8.0 million, as compared to working capital of $9.6 million as of December 31, 2009.

At March 31, 2010, total assets were in excess of total liabilities by $23.7 million. The accounting treatment under ASC Section 470-60-15 for recording of gains from the restructuring of debt obligations at December 31, 2002 required that $22.3 million of such gain be deferred and amortized over the term of the restructured debt obligations. This has the effect of increasing net income and stockholders’ equity as the gain is amortized to earnings. At March 31, 2010, the remaining unamortized amount of deferred gain was $1.6 million, which will be amortized as a reduction of interest expense during the years 2010 through 2011.

We believe, absent unusual circumstances, our available cash resources and cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next 12 months.

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

Factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	the effect of general economic conditions on business and leisure travel;

2)	the receipt of economically sufficient Essential Air Service revenues;

3)	dependence on connecting capacity at our hubs;

4)	the payments and restrictions resulting from our contractual obligations;

5)	the effect of rules regarding major transactions in our common stock on the availability of net operating loss carryforwards;

6)	the incidence of domestic or international terrorism and military actions;

7)	competition from other airlines and from ground transportation;

8)	the volatility and level of fuel costs;

9)	the incidence of labor disruptions or strikes;

10)	dependence on our key personnel;

11)	the incidence of aircraft accidents;

12)	the level of regulatory and environmental costs;

13)	the incidence of technological failures or attacks;

14)	maintenance costs related to aging aircraft;

15)	the possibility of substantial numbers of shares being sold by our current investors;

16)	the limited market for our securities;

17)	volatility in the market price of our common stock;

18)	our ability to remediate timely any deficiencies in our internal controls;

19)	substantial numbers of shares being offered for sale;

20)	consent requirements for equity issuances under our agreements with Raytheon;

21)	no expectation of dividends; and

22)	anti-takeover provisions in our charter documents and Iowa law.

Readers are cautioned not to attribute undue certainty on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we do not undertake to update any forward-looking statements except as required by law in the normal course of our public disclosure practices.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel. As of March 31, 2010, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. Our earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 24.9% of our operating expenses in the first three months of 2010. A one cent change in the average cost of aircraft fuel would impact our aircraft fuel expense by approximately $108,000 annually, based upon fuel consumption in the first three months of 2010.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. As of March 31, 2010 all of our debt obligations were at fixed interest rates and we have no variable interest rate risk exposure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

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

During the period covered by this Quarterly Report on Form 10-Q, there were no material developments in any legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: May 14, 2010	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.

E-1