Form 10-Q
period 2010-06-30
GREAT LAKES AVIATION LTD
filed 2010-08-13
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, 14,291,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

i

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash	$5,046,684	$4,327,538
Accounts receivable	9,964,599	9,528,102
Inventories	5,677,648	6,372,757
Prepaid expenses and other current assets	1,108,901	1,079,131
Current deferred tax assets	4,012,275	4,012,275

Total current assets	25,810,107	25,319,803

Property and equipment:
Flight equipment	113,540,523	112,728,482
Other property and equipment	9,422,503	8,821,022
Less accumulated depreciation and amortization	(68,185,881)	(65,650,280)

Total property and equipment	54,777,145	55,899,224

Maintenance deposits	1,822,780	1,562,568
Other assets	1,952,898	1,862,089

Total assets	$84,362,930	$84,643,684

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current maturities of long-term debt	$40,542,085	$7,791,492
Accounts payable	4,048,354	3,589,133
Accrued interest, unearned revenue and other liabilities	5,187,153	4,292,574

Total current liabilities	49,777,592	15,673,199

Long-term debt, net of current maturities	7,737,279	43,987,815
Other long-term liabilities	—	152,866
Deferred income taxes	1,682,535	860,251
Deferred credits	58,854	82,272

Total liabilities	59,256,260	60,756,403

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares No shares issued and outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares Issued and outstanding: 14,291,970 shares	142,920	142,920
Paid-in capital	33,568,669	33,568,669
Accumulated deficit	(8,604,919)	(9,824,308)

Total stockholders’ equity	25,106,670	23,887,281

Total liabilities and stockholders’ equity	$84,362,930	$84,643,684

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Operating Revenues:
Passenger	$15,630,006	$14,039,882	$29,068,903	$27,903,441
Public service	14,985,900	15,539,471	29,566,075	29,363,026
Freight, charter, and other	410,318	257,218	1,174,959	521,470

Total operating revenues	31,026,224	29,836,571	59,809,937	57,787,937

Operating expenses:
Salaries, wages, and benefits	8,160,698	7,868,177	16,320,119	15,539,757
Aircraft fuel	7,755,662	6,311,199	14,886,884	11,870,470
Aircraft maintenance, materials, and repairs	3,808,890	3,690,431	8,355,727	8,892,634
Depreciation and amortization	1,321,252	1,357,653	2,680,399	2,710,892
Aircraft rental	573,525	497,513	1,147,050	935,542
Other rentals and landing fees	1,035,098	1,605,389	2,603,736	3,359,135
Other operating expenses	5,322,249	5,184,332	10,613,529	10,380,627

Total operating expenses	27,977,374	26,514,694	56,607,444	53,689,057

Operating income	3,048,850	3,321,877	3,202,493	4,098,880

Other income (expense):
Interest expense, net of interest income of $1,141, $3,662, $2,314 and $4,818, respectively	(488,876)	(544,477)	(984,306)	(1,103,815)

Income before income taxes	2,559,974	2,777,400	2,218,187	2,995,065

Income tax expense	(1,136,045)	(1,180,835)	(998,798)	(1,305,974)

Net income	$1,423,929	$1,596,565	$1,219,389	$1,689,091

Net income per share:
Basic	$0.10	$0.11	$0.09	$0.12
Diluted	$0.10	$0.11	$0.08	$0.12

Weighted average shares outstanding:
Basic	14,291,970	14,291,970	14,291,970	14,291,970
Diluted	14,446,102	14,449,797	14,443,576	14,453,356

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,219,389	$1,689,091
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,680,399	2,710,892
Amortization of deferred debt restructuring gain	(690,818)	(774,765)
Loss on items beyond economic repair	98,564	59,612
Deferred tax expense	822,284	1,305,974
Change in current operating items:
Accounts receivable	(436,497)	(926,373)
Inventories	695,109	(905,429)
Prepaid expenses and other current assets	(29,770)	51,464
Maintenance deposits	(260,212)	(237,279)
Other Assets	(90,809)	(124,794)
Accounts payable	459,221	(124,741)
Accrued interest, unearned revenue and other liabilities	894,579	590,213
Other long-term liabilities	(152,866)	(229,665)
Deferred credits	(23,418)	(23,419)

Net cash provided by operating activities	5,185,155	3,060,781

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(1,656,884)	(422,455)

Net cash used in investing activities	(1,656,884)	(422,455)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(2,809,125)	(2,646,045)

Net cash used in financing activities	(2,809,125)	(2,646,045)

NET INCREASE (DECREASE) IN CASH	719,146	(7,719)

Cash
Beginning of period	4,327,538	3,494,484

End of period	$5,046,684	$3,486,765

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$1,677,268	$1,889,990
Cash paid during the period for income taxes	$214,202	$59,850

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Six Months Ended June 30, 2010

(Unaudited)

	Common stock			Accumulated
	Shares	Amount	Paid-in capital	deficit	Total
Balance at January 1, 2010	14,291,970	$142,920	33,568,669	(9,824,308)	$23,887,281
Net Income	—	—	—	1,219,389	1,219,389

Balance at June 30, 2010	14,291,970	$142,920	33,568,669	(8,604,919)	$25,106,670

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

June 30, 2010

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Great Lakes Aviation, Ltd. (“Great Lakes” or the “Company”) considers its critical accounting policies involving more significant judgments and estimates to be those related to impairment of long-lived assets, valuation of maintenance deposits, valuation allowance on deferred income tax assets, and depreciation lives and residual values for property and equipment. Actual results could differ from those estimates.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2010, up until the issuance of the financial statements.

Liquidity

The Company has historically used debt to finance the purchase of its aircraft. At June 30, 2010, the largest portion of the Company’s long-term debt consisted of aircraft notes held by Raytheon Aircraft Credit Corporation (“Raytheon”) with a remaining principal balance of approximately $37.9 million. These aircraft notes are scheduled to mature on June 30, 2011 at which time the Company is required to make a balloon payment of approximately $32.7 million. The portion of the debt for which payments are due within the next 12 months is classified as a current liability on the Company’s balance sheet. The Company’s cash flows from operations are not expected to be sufficient to fund the balloon payment due on June 30, 2011. In addition to the Company’s cash flows from operations, the Company will need to refinance the obligation with Raytheon, the Company’s largest single shareholder, secure alternative sources of financing, raise additional capital through an equity offering, or achieve any combination thereof to be able to satisfy this obligation on June 30, 2011. There is no assurance that the Company will be successful in refinancing this debt or obtaining additional financing, and, if available, there are no assurances that the financing will be at commercially acceptable terms.

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

On September 23, 2009, the FASB ratified ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force”. ASU No. 2009-13 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled “Revenue Arrangements with Multiple Deliverables.” ASU No. 2009-13 will be effective for annual reporting periods beginning January 1, 2011 for calendar-year entities. The Company is currently evaluating the impact of ASU No. 2009-13 on its financial position, results of operations, cash flows, and disclosures.

2.	Accounting for Maintenance Deposits

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-3, Accounting by Lessees for Maintenance Deposits (“EITF 08-3”), included in ASC Subtopic 840-10. This issue applies to the lessee’s accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities. EITF 08-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of EITF 08-3 as of January 1, 2009 in its June 30, 2009 Form 10-Q. The Company determined that two of its leased aircraft have maintenance deposit provisions within the scope of ASC Subtopic 840-10. The cumulative effect of the change in accounting for nonrefundable maintenance deposits as of January 1, 2009 increased maintenance deposits by $1.1 million, decreased long-term deferred tax assets by $0.4 million and decreased accumulated deficit by $0.7 million as of January 1, 2009.

The Company is required to make maintenance deposit payments for two of its Embraer EMB-120 Brasilia leased aircraft. At January 1, 2009, the Company had made maintenance deposits of approximately $1.1 million and as of June 30, 2010, the Company’s maintenance deposits were approximately $1.8 million. These maintenance deposits are reimbursable to the Company as maintenance is performed on the aircraft and the Company incurs maintenance expense for the major components of the aircraft. ASC Subtopic 840-10 requires that lessees continually evaluate whether it is probable that an amount on deposit with a lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. When the underlying maintenance is performed, the maintenance costs shall be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. As of June 30, 2010, the Company has evaluated the maintenance deposits on account and determined that, based on historical and forecasted usage of the aircraft, that all amounts on deposit are probable of being returned to the Company as a result of the maintenance expected to be performed on the aircraft’s components. The Company will continue to evaluate its maintenance deposit account as the leases progress towards lease termination in April of 2013, and make the determination if any existing or future maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

3.	Share-Based Compensation

The Great Lakes Aviation, Ltd. 1993 Incentive Stock Option Plan and Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan both expired in 2003 and, therefore, no new options may be granted under either of these stock option plans. The Company has not established any new stock option plans for which it may grant stock options. The Company did not realize any tax deductions related to the exercise of stock options during the three or six month periods ended June 30, 2010 and 2009. The Company will record any such deductions to additional paid in capital when realized. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2010 and 2009 was $211,539 and $257,283, respectively.

4.	Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income	$1,423,929	$1,596,565	$1,219,389	$1,689,091
Denominator:
Weighted average shares outstanding, basic	14,291,970	14,291,970	14,291,970	14,291,970
Dilutive effect of employee stock options	154,132	157,827	151,606	161,386

Weighted average shares outstanding, diluted	14,446,102	14,449,797	14,443,576	14,453,356

Net income per share, basic	$0.10	$0.11	$0.09	$0.12
Net income per share, diluted	$0.10	$0.11	$0.08	$0.12

For the three month and six month periods ended June 30, 2010 and 2009, no outstanding options were excluded from the calculation of net income per diluted common share as the exercise prices of all such options were lower than the average market price of common stock for the period.

5.	Accrued Liabilities

Accrued liabilities consisted of the following balances at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Accrued expenses	$211,797	$272,937
Unearned revenue	2,700,092	1,882,106
Accrued property taxes	314,038	62,049
Accrued payroll	1,961,226	2,075,482

Total accrued liabilities	$5,187,153	$4,292,574

6.	Long-Term Debt

The following table sets forth, as of June 30, 2010 and December 31, 2009, the carrying amount of the Company’s long-term debt and the current maturities of long term debt. The carrying amount of the debt includes the principal payments contractually required under the debt agreements and the unamortized deferred debt restructuring gain. In 2002, the Company restructured its debt. The debt restructuring was accounted for as a troubled debt restructuring, which resulted in the Company recording a deferred gain that is being amortized into income as a decrease to interest expense over the remaining term of the debt:

	June 30, 2010	December 31, 2009
Long-Term Debt:
Raytheon Aircraft Notes - principal	$37,885,574	$40,368,310
Raytheon Senior Note - principal	9,140,051	9,466,440
Deferred debt restructuring gains	1,253,739	1,944,557

Total long-term debt	48,279,364	51,779,307

Less
Current maturities of Raytheon Aircraft Notes - principal	(37,885,574)	(5,044,108)
Current maturities of Raytheon Senior Note - principal	(1,402,772)	(1,402,772)
Current portion of deferred debt restructuring gains	(1,253,739)	(1,344,612)

Total current portion	(40,542,085)	(7,791,492)

Total long-term portion	$7,737,279	$43,987,815

As of June 30, 2010, the Raytheon debt consisted of 25 Aircraft Notes secured by 25 Beechcraft model 1900D aircraft (the “Aircraft Notes”) and a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and substantially all of the other assets of the Company (the “Senior Note”) (collectively, the “Raytheon Notes”). Each of the Aircraft Notes bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1.3 million will be due for each aircraft ($32.7 million in total). The Aircraft Notes are accounted for as a current maturity of long-term debt as the notes mature within the next 12 months. The Senior Note bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the 30th day of each month. The Senior Note provides for payments of principal on June 30, September 30, and December 30 of each year until the note matures on December 30, 2015.

Due to the amortization of the deferred debt restructuring gain, the Company’s interest expense will be significantly less than the contractual interest payments throughout the terms of the Raytheon notes. During the first six months of 2010 and 2009, the Company’s contractual interest payments for all long-term debt were $1.7 million and $1.9 million. The Company amortized $0.7 million and $0.8 million of the deferred debt restructuring gain for the six months ending June 30, 2010 and 2009 as a reduction of interest expense. The Company’s net interest expense on long-term debt obligations, as reflected in the financial statements, net of interest income, was $1.0 million and $1.1 million for the six months ended June 30, 2010 and 2009, respectively.

7.	Related Parties

As of June 30, 2010, Douglas G. Voss, the Company’s Chairman, President and major shareholder, was the beneficial owner of 3,710,247 shares of the Company’s common stock, representing 26.0% of the outstanding common stock of the Company. Accordingly, Mr. Voss is in a position to control the management and affairs of the Company.

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Mr. Voss. Total payments for these leases were $7,125 for each of the three months ending June 30, 2010 and 2009, respectively and $14,250 for each of the six months ending June 30, 2010 and 2009, respectively.

As of June 30, 2010, Raytheon owned 5,371,980 shares of the Company’s common stock, representing an approximately 37.6% interest in the Company’s outstanding common stock. The Company issued the shares to Raytheon in December 2002 as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. See Note 6 for a discussion of these debt obligations.

In addition, the Company has entered into agreements with Raytheon to lease seven Beechcraft model 1900D aircraft, four with attached engines and three without engines. The Company expensed rental payments for the three months ending June 30, 2010 and 2009 of $418,500 and $342,488, respectively and for the six months ended June 30, 2010 and 2009 of $837,000 and $625,492, respectively, for six aircraft leased from Raytheon in 2009 and seven aircraft leased from Raytheon in 2010. The lease agreements provide for the early termination after the first anniversary of the leases by either Raytheon or the Company.

8.	Income Taxes

The Company’s estimated annual effective income tax rate is 43.29% for 2010. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and long-term debt including the current portion. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The carrying value of our long term debt including the current portion reflects original cost net of unamortized deferred debt restructuring gain and was $47.0 million and $49.8 million as of June 30, 2010 and December 31, 2009, respectively. For additional information, see Note 6 Long-Term Debt.

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

All of the Company’s fixed rate debt is comprised of Raytheon Aircraft Notes and Senior Debt (see Note 6). There is not an active market for the Company’s notes. Additionally because the Company’s concentration of long-term debt is with one creditor, who is also a significant stockholder of the Company, the fair value of long-term debt cannot be reasonably determined. If the fair value of the long-term debt was able to be determined, it would be a Level 3 measurement and would take into consideration inputs which include the future expected cash flows, the probability of early redemption, the probably of default on the part of the Company including overall creditworthiness, the interest rate of the debt and the prevailing interest rate in the market for similar financial instrument.

10.	Subsequent Event

We evaluated events after June 30, 2010 through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Great Lakes Aviation, Ltd. (“Great Lakes” or the “Company”) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (“United Airlines” or “United”) and Frontier Airlines, Inc. (“Frontier Airlines” or “Frontier”). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. As of July 31, 2010 we served 59 airports in 15 states with a fleet of six Embraer EMB-120 Brasilia and 32 Raytheon/Beechcraft 1900D regional airliners. The Company and United operate under a code share agreement that expires November 1, 2010. Terms of the agreement provide for us to implement United Airlines code sharing for destinations we currently service to and from our hubs at Billings, MT, Denver, CO, Kansas City, MO, Las Vegas, NV, Ontario, CA and Phoenix, AZ.

We operate under a similar code share agreement with Frontier. While the Frontier agreement does not have a fixed termination date, it is terminable 180 days after written notice by either party. The Frontier agreement provides for the use of Frontier’s flight designator code on our flights connecting with Frontier’s flights in Albuquerque, NM, Billings, MT, Denver, CO, Milwaukee, WI and Phoenix, AZ.

We derived approximately 48.3% of our revenue from the Essential Air Service program (“EAS”) in the three month period ending June 30, 2010 and 49.4% in the six month period ending June 30, 2010. Under the EAS program, the United States Department of Transportation (“DOT”) subsidizes flights serving specified communities in order to promote the provision of essential air services to otherwise unprofitable or minimally profitable markets. As of July 31, 2010, we served 41 EAS communities on a subsidized basis.

We were incorporated on October 25, 1979 as an Iowa corporation and became a publicly traded company in January 1994.

Essential Air Service (“EAS”) Program Activity

In April of 2010, we discontinued service to Manhattan and Salina, KS from Kansas City, MO.

In April of 2010, we opened a new hub in Las Vegas, NV to serve Merced, CA and Kingman, AZ.

On May 4, 2010, we filed a 90-day notice with the DOT of our intent to terminate service at Fort Leonard Wood and Joplin, MO. We will continue to serve these communities until the DOT selects a replacement carrier and an orderly transition of service is performed with the yet to be identified carrier.

Financial Highlights

We had operating revenue of $59.8 million for the six month period ending June 30, 2010, a 3.5 percent increase compared to operating revenue of $57.8 for the six month period ending June 30, 2009. The increase in operating revenue is primarily attributable to a $1.2 million increase in passenger revenues as a result of higher average fares, a $0.7 million increase in ground handling revenues and a slight increase in passenger traffic.

We had operating income of $3.2 million for the six month period ending June 30, 2010, a 21.9 percent decrease compared to operating income of $4.1 million for the six month period ending June 30, 2009. The decrease in operating income is mostly attributable to higher fuel prices in 2010. On a year-over-year comparative basis, the average per gallon cost of fuel increased 35.8 percent, or $0.73 per gallon. The effect of the $0.73 increase in cost per gallon, excluding the quantity impacts of the fewer gallons consumed in 2010, caused our fuel expense to be higher in the six month period ending June 30, 2010 by $3.0 million as compared to the same period ending June 30, 2009.

We had net income of $1.2 million for the six month period ending June 30, 2010, compared to net income of $1.7 million for the six month period ending June 30, 2009. The decrease in net income is mostly attributable to higher fuel costs, partially offset by increases in revenue and a $0.6 million retroactive annual rate adjustment from Denver International Airport (“DIA”). Historically, we have received an annual rate adjustment credit from DIA in the third quarter.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

The following table sets forth certain financial information regarding our results of operations for the three months ended June 30, 2010 and 2009.

Statement of Income Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30,
	2010				2009
	Amount (in thousands)	Cents per ASM		% Increase (Decrease) from 2009	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$15,630	16.4	¢	11.3%	$14,040	13.7	¢
Public service	14,986	15.7		(3.6)	15,539	15.2
Freight, charter and other	410	0.4		59.5	257	0.2

Total operating revenues	31,026	32.5		4.0	29,836	29.1

Operating expenses:
Salaries, wages, and benefits	8,161	8.6		3.7	7,868	7.7
Aircraft fuel	7,756	8.1		22.9	6,311	6.1
Aircraft maintenance, materials and repairs	3,809	4.0		3.2	3,690	3.6
Depreciation and amortization	1,321	1.4		(2.7)	1,358	1.3
Aircraft rental	573	0.6		15.1	498	0.4
Other rentals and landing fees	1,035	1.1		(35.5)	1,605	1.5
Other operating expenses	5,322	5.6		2.7	5,184	5.0

Total operating expenses	27,977	29.3		5.5	26,514	25.9

Operating income	3,049	3.2		(8.2)	3,322	3.2
Interest expense, net	(489)	0.5		(10.3)	(545)	(0.5)

Income before income taxes	2,560	2.7	¢	(7.8)%	2,777	2.7	¢
Income tax expense	(1,136)	(1.2)		(3.8)	(1,181)	(1.1)

Net income	$1,424	1.5	¢	(10.8)%	$1,596	1.6	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010		Increase (Decrease) from 2009	Three Months Ended June 30, 2009
Selected Operating Data:
Available seat miles (in thousands) (1)	95,437		-6.4%	102,002
Revenue passenger miles (in thousands) (2)	36,842		12.3%	32,806
Revenue passengers carried	124,283		4.2%	119,241
Departures flown	20,507		-13.8%	23,802
Passenger load factor (3)	38.6%		19.9%	32.2%
Average yield per revenue passenger mile (4)	42.4	¢	-0.9%	42.8	¢
Revenue per available seat miles (5)	32.5	¢	10.9%	29.3	¢
Cost per available seat mile (6)	29.3	¢	12.7%	26.0	¢
Average passenger fare (7)	$125.76		6.8%	$117.74
Average passenger trip length (miles) (8)	296		7.6%	275
Average cost per gallon of fuel	$2.83		29.8%	$2.18

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Second Quarter 2010 to Second Quarter 2009

Passenger Revenues. Passenger revenues were $15.6 million in the second quarter of 2010, an increase of 11.3% from $14.0 million in the second quarter of 2009. The $1.6 million increase in passenger revenues was attributable to a 6.8% increase in average passenger fare and 4.2% increase in passengers carried during the second quarter of 2010. Our available seat mile (ASM) capacity for the second quarter of 2010 decreased 6.4% from the ASM capacity for the second quarter of 2009 as a result of a decrease in the number of our regularly scheduled flights.

Public Service Revenues. Public service revenues collected through the EAS Program decreased 3.6% to $15.0 million during the second quarter of 2010, as compared to $15.5 million during the second quarter of 2009. The decrease in public service revenue was mostly due to net decrease in communities served. At June 30, 2010 and June 30, 2009, we served 41 and 48 communities, respectively, on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $0.4 million during the second quarter of 2010, an increase of 59.5% from the second quarter of 2009. The 59.5% increase was due to increases in contract ground handling of other carriers.

Operating Expenses. Total operating expenses were $28.0 million, or 29.3 cents per ASM, in the second quarter of 2010, as compared to $26.5 million, or 25.9 cents per ASM in the second quarter of 2009.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $8.2 million in the second quarter of 2010, an increase of 3.7% from $7.9 million in the second quarter of 2009. The increase in salaries, wages, and benefits was mostly attributable to insurance benefit costs and pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $7.8 million, or 8.1 cents per ASM, in the second quarter of 2010. In comparison, our aircraft fuel and into-plane expense for the second quarter of 2009 was $6.3 million, or 6.1 cents per ASM. The 22.9% increase in our aircraft fuel expense was attributable to a 29.8% increase in average cost of fuel per gallon, offset in part by decreased consumption as the result of a 6.4% decrease in our available seat miles.

The average cost of fuel increased from $2.18 per gallon in the second quarter of 2009 to $2.83 per gallon in the second quarter of 2010. The effect of the $0.65 increase in cost per gallon was an increase in total cost of approximately $1.8 million in the second quarter of 2010, which was partially offset by decreased consumption as a result of a 6.4% reduction of ASMs. At rates of consumption for the second quarter of 2010, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $110,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $3.8 million during the second quarter of 2010, which was a 3.2% increase from $3.7 million during the second quarter of 2009. The increase was primarily attributable to Brasilia EMB 120 engine overhauls and Beechcraft 1900D engine overhauls which are not covered under our engine maintenance contract with Pratt and Whitney Canada Corporation. This increase was partially offset by the reduction of accelerated maintenance expenses associated with the preparation of leased aircraft in 2009.

Depreciation and amortization. Depreciation and amortization expense was $1.3 million during the second quarter of 2010 and $1.4 million in the second quarter of 2009.

Aircraft Rental. Aircraft lease expense was $0.6 million during the second quarter of 2010, which was a 15.1% increase from the $0.5 million during the second quarter of 2009. The increase was attributable to the addition of four Beechcraft 1900D aircraft leases from Raytheon Aircraft Credit Corporation (“Raytheon”) during 2009.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.0 million during the second quarter of 2010, which was a 35.5% decrease from $1.6 million during the second quarter of 2009. The decrease is mostly attributable to a retroactive annual rate adjustment from Denver International Airport (“DIA”) whereby we received a net credit of approximately $0.6 million. Historically, we have received this annual rate adjustment credit from DIA in the third quarter.

Other Operating Expenses. Other operating expenses were $5.3 million, or 5.6 cents per ASM, during the second quarter of 2010, an increase of 2.7% from $5.2 million, or 5.0 cents per ASM, during the second quarter of 2009. The increase in other operating expenses was primarily due to increases of approximately $251,000 in passenger related expenses, $110,000 in pilot training and associated lodging expenses, $58,000 for contract handling and $35,000 for other expenses. These were offset by reductions for professional fees of $190,000, deicing fluid expense of $79,000 and contract maintenance expense of $45,000.

Interest Expense. Interest expense was $0.5 million during the second quarter of 2010, a decrease of 10.3% from the second quarter of 2009. The decrease was mostly the result of the amortization of long-term debt balances, partially offset by a reduction in deferred debt restructuring gain amortization in interest expense related to the restructured Raytheon debt in 2002.

Income Tax Expense. For the three months ended June 30, 2010 we recorded an income tax expense of $1.1 million and for the three months ended June 30, 2009 we recorded an income tax expense of $1.2 million. Our estimated effective federal and state income tax rate is 43.29% for the six months ending June 30, 2010. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income. The Company’s effective tax rate for the quarter ending June 30, 2010 was also impacted by discrete decreases in state income tax rates causing a decrease in deferred tax liabilities, offset by an increase in the Company’s valuation allowance for state net operating losses (“NOLs”) expected to expire prior to being used.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

The following table sets forth certain financial information regarding our results of operations for the six months ended June 30, 2010 and 2009.

Statement of Income Data

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2010				2009
	Amount (in thousands)	Cents per ASM		% Increase (Decrease) from 2009	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$29,069	15.6	¢	4.2%	$27,903	14.0	¢
Public service	29,566	15.8		0.7	29,363	14.8
Freight, charter and other	1,175	0.6		125.1	522	0.2

Total operating revenues	59,810	32.0		3.5	57,788	29.1

Operating expenses:
Salaries, wages, and benefits	16,320	8.7		5.0	15,540	7.8
Aircraft fuel	14,887	8.0		25.4	11,870	6.0
Aircraft maintenance, materials and repairs	8,356	4.5		(6.0)	8,893	4.5
Depreciation and amortization	2,680	1.4		(1.1)	2,711	1.4
Aircraft rental	1,147	0.6		22.5	936	0.5
Other rentals and landing fees	2,604	1.4		(22.5)	3,359	1.7
Other operating expenses	10,614	5.7		2.3	10,380	5.2

Total operating expenses	56,608	30.3		5.4	53,689	27.0

Operating income	3,202	1.7		(21.9)	4,099	2.1
Interest expense, net	(984)	0.5		(10.9)	(1,104)	0.6

Income before income taxes	2,218	1.2	¢	(25.9)%	2,995	1.5	¢
Income tax expense	(999)	(0.5)		(23.5)	(1,306)	(0.7)

Net income	$1,219	0.7	¢	(27.8)%	$1,689	0.8	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30, 2010		Increase (Decrease) from 2009	Six Months Ended June 30, 2009
Selected Operating Data:
Available seat miles (in thousands) (1)	186,935		-5.9%	198,760
Revenue passenger miles (in thousands) (2)	67,507		6.6%	63,320
Revenue passengers carried	230,010		0.2%	229,593
Departures flown	40,614		-12.2%	46,247
Passenger load factor (3)	36.1%		13.2%	31.9%
Average yield per revenue passenger mile (4)	43.1	¢	-2.3%	44.1	¢
Revenue per available seat miles (5)	32.0	¢	10.0%	29.1	¢
Cost per available seat mile (6)	30.3	¢	12.2%	27.0	¢
Average passenger fare (7)	$126.38		4.0%	$121.53
Average passenger trip length (miles) (8)	293		6.2%	276
Average cost per gallon of fuel	$2.77		35.8%	$2.04

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(5)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Six Months 2010 to First Six Months 2009

Passenger Revenues. Passenger revenues were $29.1 million in the first six months of 2010, an increase of 4.2% from $27.9 million in the first six months of 2009. The $1.2 million increase in passenger revenues was primarily attributable to a 4.0% increase in average passenger fare during the first six months of 2010. Contributing to our increased average fare, was a 6.2% increase in passenger average trip length which was the primary driver for most of the 6.6% increase in RPMs. Our available seat mile (ASM) capacity for the first six months of 2010 decreased 5.9% from the ASM capacity for the first six months of 2009 as a result of a decrease in the number of our regularly scheduled flights.

Public Service Revenues. Public service revenues collected through the EAS Program increased 0.7% to $30.0 million during the first six months of 2010, as compared to $29.4 million during the first six months of 2009. The increase in public service revenue is attributable to service renewals supporting higher subsidy levels, partially offset by a net decrease in communities served. At June 30, 2010 and June 30, 2009, we served 41 and 48 communities, respectively, on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $1.2 million during the first six months of 2010, an increase of 125.1% from the first six months of 2009. The 125.1% increase was due to increases in contract ground handling of other carriers, offset in part by a decrease in cargo revenue and charter income.

Operating Expenses. Total operating expenses were $56.6 million, or 30.3 cents per ASM, in the first six months of 2010, as compared to $53.7 million, or 27.0 cents per ASM in the first six months of 2009.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $16.3 million in the first six months of 2010, an increase of 5.0% from $15.5 million in the first six months of 2009. The increase in salaries, wages, and benefits was mostly attributable to insurance benefit costs and pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $14.9 million, or 8.0 cents per ASM, in the first six months of 2010. In comparison, our aircraft fuel and into-plane expense for the first six months of 2009 was $11.9 million, or 6.0 cents per ASM. The 25.4% increase in our aircraft fuel expense was attributable to a 35.8% increase in average cost of fuel per gallon, offset in part by decreased consumption as the result of a 5.9% decrease in our available seat miles.

The average cost of fuel increased from $2.04 per gallon in the first six months of 2009 to $2.77 per gallon in the first six months of 2010. The effect of the $0.73 increase in cost per gallon was an increase in total cost of approximately $4.0 million in the first six months of 2010, which was partially offset by decreased consumption as a result of a 5.9% reduction of ASMs. At rates of consumption for the first six months of 2010, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $110,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $8.4 million during the first six months of 2010, which was a 6.0% decrease from $8.9 million during the first six months of 2009. The decrease was primarily attributable to the accelerated maintenance expenses associated with the preparation of six Company owned Beechcraft 1900D spare engines for installation on three Raytheon aircraft leased without engines during the first six months of 2009.

Depreciation and amortization. Depreciation and amortization expense was $2.7 million during the first six months of 2010 and in the first six months of 2009.

Aircraft Rental. Aircraft lease expense was $1.1 million during the first six months of 2010, which was a 22.5% increase from the $0.9 million during the first six months of 2009. The increase was attributable to the addition of four Beechcraft 1900D aircraft leases from Raytheon during 2009.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $2.6 million during the first six months of 2010, which was a 22.5% decrease from $3.4 million during the first six months of 2009. The decrease is mostly attributable to a retroactive annual rate adjustment from Denver International Airport whereby we received a net credit of approximately $0.6 million in conjunction with a 12.2% decrease in departures flown. Historically, we have received this annual rate adjustment credit from DIA in the third quarter.

Other Operating Expenses. Other operating expenses were $10.6 million, or 5.7 cents per ASM, during the first six months of 2010, an increase of 2.3% from $10.4 million, or 5.2 cents per ASM, during the first six months of 2009. The increase in other operating expenses was primarily due to increases of approximately $434,000 in passenger related expenses, $161,000 in contract handling, $102,000 in pilot training and associated lodging expenses and $61,000 for other expenses. These were offset by reductions for professional fees of $340,000 and deicing fluid expense of $186,000.

Interest Expense. Interest expense was $1.0 million during the first six months of 2010, a decrease of 10.9% from the first six months of 2009. The decrease was mostly the result of interest on the lower principal portion of long-term debt balances, partially offset by a reduction in deferred debt restructuring gain amortization in interest expense related to the restructured Raytheon debt in 2002.

Income Tax Expense. For the six months ended June 30, 2010 we recorded an income tax expense of $1.0 million and for the six months ended June 30, 2009 we recorded an income tax expense of $1.3 million. Our estimated effective federal and state income tax rate is 43.29% for the six months ending June 30, 2010. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income. The Company’s effective tax rate for the six months ending June 30, 2010 was also impacted by discrete decreases in state income tax rates causing a decrease in deferred tax liabilities, offset by an increase in the Company’s valuation allowance for state NOLs expected to expire prior to being used.

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

Liquidity and Capital Resources

Contractual Obligations. The following table summarizes our major debt and lease payment obligations for periods beginning as of July 1 and ending as of June 30 for each of the designated time periods:

	2011 (1)	2012-2013	2014-2015	After 2015	Total
Long-term debt - contractual	$39,288,346	$3,305,543	$3,805,543	$626,193	$47,025,625
Contractual interest on long-term debt(2)	3,027,833	864,770	365,812	16,281	4,274,696

Total debt	42,316,179	4,170,313	4,171,355	642,474	51,300,321
Aircraft lease obligations	2,274,000	2,034,420	—	—	4,308,420

Total lease obligations	2,274,000	2,034,420	—	—	4,308,420

Total obligations	$44,590,179	$6,204,733	$4,171,355	$642,474	$55,608,741

(1)	Approximately $32.7 million of aircraft debt associated with the Raytheon Aircraft Notes matures on June 30, 2011.
(2)	The amounts shown represent contractual interest payable on the notes and exclude total adjustments of $1,253,739, for all periods, recorded under ASC 470-60-15 to the carrying value of the notes in the financial statements.

At June 30, 2010, the largest portion of our long-term debt consisted of aircraft notes held by Raytheon with a remaining principal balance of approximately $37.9 million. These aircraft notes, secured by 25 Beechcraft 1900D aircraft, are scheduled to mature on June 30, 2011. The terms of our aircraft debt require us to make a balloon payment totaling $32.7 million, or $1.3 million per aircraft, on June 30, 2011. Our cash flows from operations are not expected to be sufficient to fund the balloon payment. In addition to our cash flows from operations, we will need to refinance the obligation with Raytheon, our largest single shareholder, secure alternative sources of financing, raise additional capital through an equity offering, or achieve any combination thereof to be able to satisfy this obligation on June 30, 2011. There is no assurance that we will be successful in refinancing this debt or obtaining additional financing, and, if available, there are no assurances that the financing will be at commercially acceptable terms.

Sources and Uses of Cash. As of June 30, 2010, our cash balance was $5.0 million, a $0.7 million increase from the cash balance of $4.3 million as of December 31, 2009. We made principal payments on debt of $2.8 million during the first six months of 2010. At June 30, 2010, we were current on payments due to our lenders and lessors.

Cash Provided by Operating Activities. During the first six months of 2010, we had positive cash flow from operating activities in the amount of $5.2 million. During the first six months we generated a net income of $1.2 million and recorded non-cash depreciation and amortization of $2.7 million.

Cash Flows from Investing Activities. During the first six months of 2010, we invested $1.7 million in replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first six months of 2010, we utilized $2.8 million of cash to reduce our outstanding notes payable and long-term debt balances.

As of June 30, 2010, we had negative working capital of approximately $24.0 million, as compared to working capital of $9.6 million as of December 31, 2009. The negative working capital is directly attributable to $37.9 million of aircraft debt maturing in the next 12 months, thereby classifying this debt as a current maturity, which increased the current portion of long-term debt by $32.7 million at June 30, 2010 compared to December 31, 2009.

At June 30, 2010, total assets were in excess of total liabilities by $25.1 million. The accounting treatment under ASC Section 470-60-15 for recording of gains from the restructuring of debt obligations at December 31, 2002 required that $22.3 million of such gain be deferred and amortized over the term of the restructured debt obligations. This has the effect of increasing net income and stockholders’ equity as the gain is amortized to earnings. At June 30, 2010, the remaining unamortized amount of deferred gain was $1.3 million, which will be amortized as a reduction of interest expense during the years 2010 through 2011.

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

Factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	the effect of general economic conditions on business and leisure travel;

2)	changes in the structure of or funding for the Essential Air Service program;

3)	dependence on connecting capacity at our hubs;

4)	the payments and restrictions resulting from our contractual obligations;

5)	the effect of rules regarding major transactions in our common stock on the availability of net operating loss carryforwards;

6)	the incidence of domestic or international terrorism and military actions;

7)	competition from other airlines and from ground transportation;

8)	the volatility and level of fuel costs;

9)	the incidence of labor disruptions or strikes;

10)	dependence on our key personnel;

11)	the incidence of aircraft accidents;

12)	the level of regulatory and environmental costs;

13)	the incidence of technological failures or attacks;

14)	maintenance costs related to aging aircraft;

15)	the possibility of substantial numbers of shares being sold by our current investors;

16)	the limited market for our securities;

17)	volatility in the market price of our common stock;

18)	our ability to remediate timely any deficiencies in our internal controls;

19)	substantial numbers of shares being offered for sale;

20)	consent requirements for equity issuances under our agreements with Raytheon;

21)	no expectation of dividends; and

22)	anti-takeover provisions in our charter documents and Iowa law.

Readers are cautioned not to attribute undue certainty on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we do not undertake to update any forward-looking statements except as required by law in the normal course of our public disclosure practices.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel. As of June 30, 2010, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. Our earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 26.3% of our operating expenses in the first six months of 2010. A one cent change in the average cost of aircraft fuel would impact our aircraft fuel expense by approximately $110,000 annually, based upon fuel consumption in the first six months of 2010.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. As of June 30, 2010, all of our debt obligations were at fixed interest rates and we have no variable interest rate risk exposure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 26, 2010, with the exception of the following risk factors, which are amended and restated as follows:

We have a significant amount of debt and other contractual obligations, including a $32.7 million balloon payment due to Raytheon in June 2011.

Our aircraft notes secured by 25 Beechcraft 1900D aircraft mature on June 30, 2011, at which time a $32.7 million balloon payment is due. Our cash flows from operations are not expected to be sufficient to fund the balloon payment. In addition to our cash flows from operations, we will need to refinance the obligation with Raytheon Aircraft Credit Corporation (“Raytheon”), our largest single shareholder, secure alternative sources of financing, raise additional capital through an equity offering, or achieve any combination thereof to be able to satisfy this obligation on June 30, 2011. There is no assurance that we will be successful in refinancing the debt or obtaining additional financing, and, if available, there are no assurances that the financing will be at commercially acceptable terms.

The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of June 30, 2010, we had approximately $48.3 million in total long-term debt obligations including current maturities. During the first six months of 2010, our mandatory debt service payments totaled $1.7 million and our mandatory aircraft lease payments totaled approximately $1.1 million. We have significant future contractual payment obligations for leased aircraft, which aggregated approximately $4.3 million at June 30, 2010. We cannot assure you that our operations will generate sufficient cash flow to make such payments, or that we will be able to obtain financing to acquire the additional aircraft or make other capital expenditures necessary for expansion. We are subject to various financial covenants under our restructuring agreement with Raytheon. If we default under our loans or lease agreements, Raytheon, our principal creditor, has available extensive remedies, including, without limitation, repossession, foreclosure and/or sale of substantially all of our aircraft and other assets.

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

Our Chairman of the Board and President, Douglas G. Voss, beneficially owns or controls 3,710,247 shares of our outstanding common stock, representing approximately 26.0% of our outstanding shares.

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

If our existing common stockholders sell, or attempt to sell, substantial amounts of common stock in the public market, the market price of our common stock could fall. We have registered for resale 5,371,980 shares of common stock under a registration statement on Form S-1 that was originally declared effective on October 20, 2009. In addition, Gayle Brandt may sell her 1,870,753 shares, subject to the availability of an appropriate exemption from registration such as Rule 144. If these shares are sold in the public market, or if it is perceived that they will be sold, the trading price of our common stock could be adversely affected.

The airline industry is subject to extensive government regulation, and new regulations, or changes in interpretations of current regulations, could increase our operating costs.

Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. For instance, the Federal Aviation Administration (“FAA”) from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that may necessitate significant expenditures. Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations and/or reduce our revenue. For example, the Aviation and Transportation Security Act, which became law in November 2001, mandated the federalization of certain airport security procedures and imposed additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. In addition, the Airline Safety and Federal Aviation Administration Extension Act of 2010 includes provisions which may affect experience requirements for FAR Part 121 scheduled air carrier service, to be effective no later than July 31, 2013. This Act is subject to further rulemaking, which we will monitor. Depending on the outcome of this rulemaking, the provisions could significantly negatively impact the supply of pilots available to conduct our flight operations. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. We expect to continue incurring expenses to comply with the FAA’s regulations, as well as regulation by states, airports and municipalities that have jurisdiction over our operations.

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

All of our pilots, flight attendants, mechanics and maintenance clerks, and dispatchers are represented by unions. Collectively, these employees represented approximately 40% of our workforce as of December 31, 2009. The collective bargaining agreements became amendable in 2010 for the pilots, 2002 for the flight attendants, and 2005 for the mechanics. If we are unable to reach agreement with any of our unionized work groups on the terms of their collective bargaining agreements when they are up for renewal, we may be subject to work interruptions and/or stoppages, which could adversely affect our business, financial condition, operating results and cash flows. A labor disruption or labor strike at either of our code share partners could have the same effects.

Item 5.	OTHER INFORMATION

Item 5.02	DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

(d) Effective August 10, 2010, the Board of Directors elected A.L. Maxson as a new director, filling the vacancy created by the death of director James Link. Each of our directors is elected to serve until his or her respective successor is elected and duly qualified, or until his or her earlier death, disqualification, resignation or removal. Mr. Maxson has been appointed to serve on the Audit Committee. The Board has determined that Mr. Maxson is an independent director and qualifies as an audit committee financial expert under the rules of the SEC.

Mr. Maxson previously served as the Company’s Chief Financial Officer and a director from 1993-1997. Mr. Maxson began his career in the aviation industry in 1966 when he joined Southern Airways, Inc. as its Controller and was made Chief Financial Officer shortly thereafter. Southern Airways, Inc. was ultimately merged with North Central Airlines Inc. to create Republic Airlines Inc., where Mr. Maxson also served as Chief Financial Officer. Mr. Maxson became Vice President Financial Planning for Northwest Airlines, Inc. upon that company’s acquisition of Republic Airlines, Inc. in 1986. Mr. Maxson remained with Northwest Airlines, Inc. until 1991, and was self-employed as a financial consultant during the period from 1991 to December of 1993. Since 1997, Mr. Maxson has been self-employed as a financial consultant.

There are no arrangements or understandings between Mr. Maxson and any other person pursuant to which he was elected as a director. There are no transactions in which Mr. Maxson has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Item 6.	EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: August 13, 2010	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.