Form 10-Q
period 2010-09-30
GREAT LAKES AVIATION LTD
filed 2010-11-12
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, 14,291,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

i

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	September 30, 2010	December 31, 2009

Assets
Current assets:
Cash	$7,599,165	$4,327,538
Accounts receivable	9,591,494	9,528,102
Inventories	5,895,061	6,372,757
Prepaid expenses and other current assets	1,075,112	1,079,131
Current deferred tax assets	4,012,275	4,012,275

Total current assets	28,173,107	25,319,803

Property and equipment:
Flight equipment	113,701,736	112,728,482
Other property and equipment	9,460,699	8,821,022
Less accumulated depreciation and amortization	(69,447,658)	(65,650,280)

Total property and equipment	53,714,777	55,899,224

Maintenance deposits	1,935,144	1,562,568
Other assets	1,925,517	1,862,089

Total assets	$85,748,545	$84,643,684

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current maturities of long-term debt	$38,939,776	$7,791,492
Accounts payable	3,816,596	3,589,133
Accrued interest, unearned revenue and other liabilities	4,635,566	4,292,574

Total current liabilities	47,391,938	15,673,199

Long-term debt, net of current maturities	7,410,893	43,987,815
Other long-term liabilities	—	152,866
Deferred income taxes	3,099,378	860,251
Deferred credits	47,144	82,272

Total liabilities	57,949,353	60,756,403

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares
No shares issued and outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares
Issued and outstanding: 14,291,970 shares	142,920	142,920
Paid-in capital	33,568,669	33,568,669
Accumulated deficit	(5,912,397)	(9,824,308)

Total stockholders’ equity	27,799,192	23,887,281

Total liabilities and stockholders’ equity	$85,748,545	$84,643,684

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues:
Passenger	$17,465,620	$15,822,226	$46,534,523	$43,725,667
Public service	15,571,707	15,922,990	45,137,782	45,286,016
Freight, charter, and other	412,786	283,594	1,587,745	805,064

Total operating revenues	33,450,113	32,028,810	93,260,050	89,816,747

Operating expenses:
Salaries, wages, and benefits	8,406,088	7,851,212	24,726,207	23,390,969
Aircraft fuel	7,992,390	7,363,784	22,879,275	19,234,254
Aircraft maintenance, materials, and repairs	3,932,002	3,689,855	12,287,729	12,582,489
Depreciation and amortization	1,312,226	1,537,434	3,992,625	4,248,326
Aircraft rental	573,525	557,267	1,720,575	1,492,809
Other rentals and landing fees	1,345,616	1,509,580	3,949,352	4,868,715
Other operating expenses	5,110,032	4,949,048	15,723,559	15,329,675

Total operating expenses	28,671,879	27,458,180	85,279,322	81,147,237

Operating income	4,778,234	4,570,630	7,980,728	8,669,510
Other income (expense):
Interest expense, net of interest income of $1,828, $1,765, $3,973 and $6,285, respectively	(471,868)	(537,617)	(1,456,174)	(1,641,432)

Income before income taxes	4,306,366	4,033,013	6,524,554	7,028,078

Income tax expense	(1,613,844)	(1,546,009)	(2,612,643)	(2,851,983)

Net income	$2,692,522	$2,487,004	$3,911,911	$4,176,095

Net income per share:
Basic	$0.19	$0.17	$0.27	$0.29
Diluted	$0.19	$0.17	$0.27	$0.29
Weighted average shares outstanding:
Basic	14,291,970	14,291,970	14,291,970	14,291,970
Diluted	14,448,683	14,422,518	14,444,468	14,445,617

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,911,911	$4,176,095
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,992,625	4,248,326
Amortization of deferred debt restructuring gain	(1,026,779)	(1,154,704)
Loss on items beyond economic repair	136,624	97,518
Deferred tax expense	2,239,127	2,717,610
Change in current operating items:
Accounts receivable	(63,392)	(591,275)
Inventories	477,696	(1,646,298)
Prepaid expenses and other current assets	4,019	225,395
Maintenance deposits	(372,576)	(269,280)
Other Assets	(63,428)	(219,958)
Accounts payable	227,463	(2,570)
Accrued interest, unearned revenue and other liabilities	342,992	(86,277)
Other long-term liabilities	(152,866)	(352,300)
Deferred credits	(35,128)	(35,128)

Net cash provided by operating activities	9,618,288	7,107,154

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(1,944,802)	(695,468)

Net cash used in investing activities	(1,944,802)	(695,468)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(4,401,859)	(4,154,210)

Net cash used in financing activities	(4,401,859)	(4,154,210)

NET INCREASE (DECREASE) IN CASH	3,271,627	2,257,476
Cash
Beginning of period	4,327,538	3,494,484

End of period	$7,599,165	$5,751,960

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$2,486,927	$2,809,310
Cash paid during the period for income taxes	$398,726	$112,650

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Nine Months Ended September 30, 2010

(Unaudited)

	Common stock			Accumulated
	Shares	Amount	Paid-in capital	deficit	Total
Balance at January 1, 2010	14,291,970	$142,920	33,568,669	(9,824,308)	$23,887,281
Net Income	—	—	—	3,911,911	3,911,911

Balance at September 30, 2010	14,291,970	$142,920	33,568,669	(5,912,397)	$27,799,192

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

September 30, 2010

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

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2010, up until the issuance of the financial statements.

Liquidity

The Company has historically used debt to finance the purchase of its aircraft. At September 30, 2010, the largest portion of the Company’s long-term debt consisted of aircraft notes held by Raytheon Aircraft Credit Corporation (“Raytheon”) with a remaining principal balance of approximately $36.6 million. These aircraft notes are scheduled to mature on June 30, 2011 at which time the Company is required to make a balloon payment of approximately $32.7 million. The portion of the debt for which payments are due within the next 12 months is classified as a current liability on the Company’s balance sheet. The Company’s cash flows from operations are not expected to be sufficient to fund the balloon payment due on June 30, 2011. In addition to the Company’s cash flows from operations, the Company will need to refinance the obligation with Raytheon, the Company’s largest single shareholder, secure alternative sources of financing, raise additional capital through an equity offering, or achieve any combination thereof to be able to satisfy this obligation on June 30, 2011. There is no assurance that the Company will be successful in refinancing this debt or obtaining additional financing, and, if available, there are no assurances that the financing will be at commercially acceptable terms.

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

The Company is required to make maintenance deposit payments for two of its Embraer EMB-120 Brasilia leased aircraft. At January 1, 2009, the Company had made maintenance deposits of approximately $1.1 million and as of September 30, 2010, the Company’s maintenance deposits were approximately $1.9 million. These maintenance deposits are reimbursable to the Company as maintenance is performed on the aircraft and the Company incurs maintenance expense for the major components of the aircraft. ASC Subtopic 840-10 requires that lessees continually evaluate whether it is probable that an amount on deposit with a lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. When the underlying maintenance is performed, the maintenance costs shall be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. As of September 30, 2010, the Company has evaluated the maintenance deposits on account and determined that, based on historical and forecasted usage of the aircraft, that all amounts on deposit are probable of being returned to the Company as a result of the maintenance expected to be performed on the aircraft’s components. The Company will continue to evaluate its maintenance deposit account as the leases progress towards lease termination in April of 2013, and make the determination if any existing or future maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

3.	Share-Based Compensation

The Great Lakes Aviation, Ltd. 1993 Incentive Stock Option Plan and Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan both expired in 2003 and, therefore, no new options may be granted under either of these stock option plans. The Company has not established any new stock option plans for which it may grant stock options. The Company did not realize any tax deductions related to the exercise of stock options during the three or nine month periods ended September 30, 2010 and 2009. The Company will record any such deductions to additional paid in capital when realized. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2010 and 2009 was $215,235 and $220,117, respectively.

4.	Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$2,692,522	$2,487,004	$3,911,911	$4,176,095
Denominator:
Weighted average shares outstanding, basic	14,291,970	14,291,970	14,291,970	14,291,970
Dilutive effect of employee stock options	156,713	130,548	152,498	153,647

Weighted average shares outstanding, diluted	14,448,683	14,422,518	14,444,468	14,445,617

Net income per share, basic	$0.19	$0.17	$0.27	$0.29
Net income per share, diluted	$0.19	$0.17	$0.27	$0.29

For the three month and nine month periods ended September 30, 2010 and 2009, no outstanding options were excluded from the calculation of net income per diluted common share as the exercise prices of all such options were lower than the average market price of common stock for the period.

5.	Accrued Liabilities

Accrued liabilities consisted of the following balances at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Accrued expenses	$258,822	$272,937
Unearned revenue	2,176,170	1,882,106
Accrued property taxes	240,864	62,049
Accrued payroll	1,959,710	2,075,482

Total accrued liabilities	$4,635,566	$4,292,574

6.	Long-Term Debt

The following table sets forth, as of September 30, 2010 and December 31, 2009, the carrying amount of the Company’s long-term debt and the current maturities of long term debt. The carrying amount of the debt includes the principal payments contractually required under the debt agreements and the unamortized deferred debt restructuring gain. In 2002, the Company restructured its debt. The debt restructuring was accounted for as a troubled debt restructuring, which resulted in the Company recording a deferred gain that is being amortized into income as a decrease to interest expense over the remaining term of the debt:

	September 30, 2010	December 31, 2009
Long-Term Debt:
Raytheon Aircraft Notes - principal	$36,619,228	$40,368,310
Raytheon Senior Note - principal	8,813,665	9,466,440
Deferred debt restructuring gains	917,776	1,944,557

Total long-term debt	46,350,669	51,779,307

Less
Current maturities of Raytheon Aircraft Notes - principal	(36,619,228)	(5,044,108)
Current maturities of Raytheon Senior Note - principal	(1,402,772)	(1,402,772)
Current portion of deferred debt restructuring gains	(917,776)	(1,344,612)

Total current portion	(38,939,776)	(7,791,492)

Total long-term portion	$7,410,893	$43,987,815

As of September 30, 2010, the Raytheon debt consisted of 25 Aircraft Notes secured by 25 Beechcraft model 1900D aircraft (the “Aircraft Notes”) and a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and substantially all of the other assets of the Company (the “Senior Note”) (collectively, the “Raytheon Notes”). Each of the Aircraft Notes bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1.3 million will be due for each aircraft ($32.7 million in total). The Aircraft Notes are accounted for as a current maturity of long-term debt as the notes mature within the next 12 months. The Senior Note bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the 30th day of each month. The Senior Note provides for payments of principal on June 30, September 30, and December 30 of each year until the note matures on December 30, 2015.

Due to the amortization of the deferred debt restructuring gain, the Company’s interest expense will be significantly less than the contractual interest payments throughout the terms of the Raytheon notes. During the first nine months of 2010 and 2009, the Company’s contractual interest payments for all long-term debt were $2.5 million and $2.8 million. The Company amortized approximately $1.0 million and $1.2 million of the deferred debt restructuring gain for the nine months ended September 30, 2010 and 2009 as a reduction of interest expense. The Company’s net interest expense on long-term debt obligations, as reflected in the financial statements, net of interest income, was $1.5 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively.

7.	Related Parties

As of September 30, 2010, Douglas G. Voss, the Company’s Chairman, President and major shareholder, was the beneficial owner of 4,160,247 shares of the Company’s common stock, representing 29.1% of the outstanding common stock of the Company. Accordingly, Mr. Voss is in a position to control the management and affairs of the Company.

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Mr. Voss. Total payments for these leases were $7,125 for each of the three months ended September 30, 2010 and 2009, respectively and $21,375 for each of the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, Raytheon owned 5,371,980 shares of the Company’s common stock, representing an approximately 37.6% interest in the Company’s outstanding common stock. The Company issued the shares to Raytheon in December 2002 as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. See Note 6 for a discussion of these debt obligations.

In addition, the Company has entered into agreements with Raytheon to lease seven Beechcraft model 1900D aircraft, four with attached engines and three without engines. The Company expensed rental payments for the three months ended September 30, 2010 and 2009 of $418,500 and $402,242, respectively and for the nine months ended September 30, 2010 and 2009 of $1,255,500 and $1,021,113, respectively, for seven aircraft leased from Raytheon. The lease agreements provide for the early termination after the first anniversary of the leases by either Raytheon or the Company.

8.	Income Taxes

The Company’s estimated annual effective income tax rate is 40.33% for 2010. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income. Prior to 2004, the Company reported significant cumulative losses and generated substantial net operating loss carryforwards. In 2007, 2008, 2009 and the current period, the Company utilized a portion of these carryforwards to offset taxable income.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and long-term debt including the current portion. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The carrying value of our long term debt including the current portion reflects original cost net of unamortized deferred debt restructuring gain and was $45.4 million and $49.8 million as of September 30, 2010 and December 31, 2009, respectively. For additional information, see Note 6 Long-Term Debt.

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

We evaluated events after September 30, 2010 through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Great Lakes Aviation, Ltd. (“Great Lakes” or the “Company”) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (“United Airlines” or “United”) and Frontier Airlines, Inc. (“Frontier Airlines” or “Frontier”). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. As of October 31, 2010 we served 59 airports in 15 states with a fleet of six Embraer EMB-120 Brasilia and 32 Raytheon/Beechcraft 1900D regional airliners. The Company and United operate under a code share agreement which was amended effective October 29, 2010 to extend the term to May 1, 2011. As amended, the terms of the agreement provide for us to continue United Airlines code sharing for destinations we currently service to and from our hubs at Billings, MT, Denver, CO, Kansas City, MO, Ontario, CA and Phoenix, AZ.

We operate under a similar code share agreement with Frontier. While the Frontier agreement does not have a fixed termination date, it is terminable 180 days after written notice by either party. The Frontier agreement provides for the use of Frontier’s flight designator code on our flights connecting with Frontier’s flights in Albuquerque, NM, Billings, MT, Denver, CO, Las Vegas, NV, Milwaukee, WI and Phoenix, AZ.

We derived approximately 46.6% of our revenue from the Essential Air Service program (“EAS”) in the three month period ended September 30, 2010 and 48.4% in the nine month period ended September 30, 2010. Under the EAS program, the United States Department of Transportation (“DOT”) subsidizes flights serving specified communities in order to promote the provision of essential air services to otherwise unprofitable or minimally profitable markets. As of October 31, 2010, we served 41 EAS communities on a subsidized basis.

We were incorporated on October 25, 1979 as an Iowa corporation and became a publicly traded company in January 1994.

Essential Air Service (“EAS”) Program Activity

In April of 2010, we discontinued service to Manhattan and Salina, KS from Kansas City, MO.

In April of 2010, we opened a new hub in Las Vegas, NV to serve Merced, CA and Kingman, AZ.

On May 4, 2010, we filed a 90-day notice with the DOT of our intent to terminate service at Fort Leonard Wood and Joplin, MO. The DOT has selected replacement carriers to service these communities. We are expecting to transition Fort Leonard Wood service to another carrier on December 14, 2010 and transition Joplin service to another carrier on February 10, 2010.

Financial Highlights

We had operating revenue of $93.3 million for the nine month period ended September 30, 2010, a 3.8 percent increase compared to operating revenue of $89.8 for the nine month period ended September 30, 2009. The increase in operating revenue is primarily attributable to a $2.8 million increase in passenger revenues as a result of increased passenger traffic at higher average fares and a $0.8 million increase in ground handling revenues.

We had operating income of $8.0 million for the nine month period ended September 30, 2010, a 7.9 percent decrease compared to operating income of $8.7 million for the nine month period ended September 30, 2009. The decrease in operating income is mostly attributable to higher fuel prices in 2010. On a year-over-year comparative basis, the average per gallon cost of fuel increased 26.9 percent, or $0.59 per gallon. The effect of the $0.59 increase in cost per gallon, including the quantity impacts of the fewer gallons consumed in 2010, caused our fuel expense to be higher in the nine month period ended September 30, 2010 by $3.6 million as compared to the same period ended September 30, 2009.

We had net income of $3.9 million for the nine month period ended September 30, 2010, compared to net income of $4.2 million for the nine month period ended September 30, 2009. The decrease in net income is mostly attributable to higher fuel costs and other expenses, offset by increases in revenue.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

The following table sets forth certain financial information regarding our results of operations for the three months ended September 30, 2010 and 2009.

Statement of Income Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30,
	2010				2009
	Amount (in thousands)	Cents per ASM		% Increase (Decrease) from 2009	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$17,466	17.4	¢	10.4%	$15,822	15.2	¢
Public service	15,572	15.5		(2.2)	15,923	15.3
Freight, charter and other	412	0.4		45.1	284	0.3

Total operating revenues	33,450	33.3		4.4	32,029	30.7

Operating expenses:
Salaries, wages, and benefits	8,406	8.4		7.1	7,851	7.5
Aircraft fuel	7,992	7.9		8.5	7,364	7.1
Aircraft maintenance, materials and repairs	3,932	3.9		6.6	3,690	3.5
Depreciation and amortization	1,312	1.3		(14.6)	1,537	1.5
Aircraft rental	574	0.6		3.1	557	0.5
Other rentals and landing fees	1,346	1.3		(10.9)	1,510	1.4
Other operating expenses	5,110	5.1		3.3	4,949	4.7

Total operating expenses	28,672	28.5		4.4	27,458	26.3

Operating income	4,778	4.8		4.5	4,571	4.4

Interest expense, net	(472)	(0.5)		(12.3)	(538)	(0.5)

Income before income taxes	4,306	4.3	¢	6.8%	4,033	3.9	¢

Income tax expense	(1,614)	(1.6)		4.4	(1,546)	(1.5)

Net income	$2,692	2.7	¢	8.2%	$2,487	2.4	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010		Increase (Decrease) from 2009	Three Months Ended September 30, 2009
Selected Operating Data:
Available seat miles (in thousands) (1)	100,554		-3.6%	104,289
Revenue passenger miles (in thousands) (2)	41,201		14.9%	35,873
Revenue passengers carried	138,908		6.7%	130,223
Departures flown	21,390		-11.6%	24,184
Passenger load factor (3)	41.0%		19.2%	34.4%
Average yield per revenue passenger mile (4)	42.4	¢	-3.9%	44.1	¢
Revenue per available seat miles (5)	33.3	¢	8.5%	30.7	¢
Cost per available seat mile (6)	28.5	¢	8.4%	26.3	¢
Average passenger fare (7)	$125.74		3.5%	$121.50
Average passenger trip length (miles) (8)	297		8.0%	275
Average cost per gallon of fuel	$2.80		13.4%	$2.47

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Third Quarter 2010 to Third Quarter 2009

Passenger Revenues. Passenger revenues were $17.5 million in the third quarter of 2010, an increase of 10.4% from $15.9 million in the third quarter of 2009. The $1.6 million increase in passenger revenues was attributable to a 3.5% increase in average passenger fare and a 6.7% increase in passengers carried during the third quarter of 2010. Our available seat mile (ASM) capacity for the third quarter of 2010 decreased 3.6% from the ASM capacity for the third quarter of 2009 as a result of a decrease in the number of our regularly scheduled flights.

Public Service Revenues. Public service revenues collected through the EAS Program decreased 2.2% to $15.6 million during the third quarter of 2010, as compared to $15.9 million during the third quarter of 2009. The decrease in public service revenue was mostly due to a net decrease in communities served. At September 30, 2010 and September 30, 2009, we served 41 and 48 communities, respectively, on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $0.4 million during the third quarter of 2010, an increase of 45.1% from the third quarter of 2009. The 45.1% increase was due to increases in contract ground handling of other carriers.

Operating Expenses. Total operating expenses were $28.7 million, or 28.5 cents per ASM, in the third quarter of 2010, as compared to $27.5 million, or 26.3 cents per ASM in the third quarter of 2009.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $8.4 million in the third quarter of 2010, an increase of 7.1% from $7.9 million in the third quarter of 2009. The increase in salaries, wages, and benefits was mostly attributable to insurance benefit costs and pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $8.0 million, or 7.9 cents per ASM, in the third quarter of 2010. In comparison, our aircraft fuel and into-plane expense for the third quarter of 2009 was $7.4 million, or 7.1 cents per ASM. The 8.5% increase in our aircraft fuel expense was attributable to a 13.4% increase in average cost of fuel per gallon, offset in part by decreased consumption as the result of a 3.6% decrease in our available seat miles.

The average cost of fuel increased from $2.47 per gallon in the third quarter of 2009 to $2.80 per gallon in the third quarter of 2010. A one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $113,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $3.9 million during the third quarter of 2010, which was a 6.6% increase from $3.7 million during the third quarter of 2009. The increase was primarily attributable to Brasilia EMB 120 engine overhauls which are not covered under our engine maintenance contract with Pratt and Whitney Canada Corporation, as well as general price increases in the cost of aircraft parts.

Depreciation and amortization. Depreciation and amortization expense was $1.3 million during the third quarter of 2010 and $1.5 million in the third quarter of 2009. The decrease is mainly due to items becoming fully depreciated.

Aircraft Rental. Aircraft lease expense was $0.6 million during the third quarter of 2010, which was a 3.1% increase from the $0.6 million during the third quarter of 2009. The increase was attributable to the addition of one Beechcraft 1900D aircraft lease from Raytheon Aircraft Credit Corporation (“Raytheon”) during the third quarter of 2009.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.3 million during the third quarter of 2010, which was a 10.9% decrease from $1.5 million during the third quarter of 2009. The decrease is mostly attributable a net reduction of locations served, including the discontinuation of service to our former St. Louis hub, whereby we incurred less rent and landing fee expense.

Other Operating Expenses. Other operating expenses were $5.1 million, or 5.1 cents per ASM, during the third quarter of 2010, an increase of 3.3% from $4.9 million, or 4.7 cents per ASM, during the third quarter of 2009. The increase in other operating expenses was primarily due to increases of approximately $254,000 in pilot training and associated lodging expenses and $233,000 in passenger related expenses. These were offset by reductions for professional fees of $203,000, contract handling of $62,000, deicing fluid expense of $17,000 and other expenses of $43,000.

Interest Expense. Interest expense was $0.5 million during the third quarter of 2010, a decrease of 12.3% from the third quarter of 2009. The decrease was mostly the result of the amortization of long-term debt balances, partially offset by a reduction in deferred debt restructuring gain amortization in interest expense related to the restructured Raytheon debt in 2002.

Income Tax Expense. For the three months ended September 30, 2010 we recorded an income tax expense of $1.6 million and for the three months ended September 30, 2009 we recorded an income tax expense of $1.5 million. Our estimated effective federal and state income tax rate is 40.33% for the nine months ended September 30, 2010. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

The following table sets forth certain financial information regarding our results of operations for the nine months ended September 30, 2010 and 2009.

Statement of Income Data

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2010				2009
	Amount (in thousands)	Cents per ASM		% Increase (Decrease) from 2009	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$46,534	16.2	¢	6.4%	$43,726	14.4	¢
Public service	45,138	15.7		(0.3)	45,286	14.9
Freight, charter and other	1,588	0.5		97.3	805	0.3

Total operating revenues	93,260	32.4		3.8	89,817	29.6

Operating expenses:
Salaries, wages, and benefits	24,726	8.6		5.7	23,391	7.7
Aircraft fuel	22,879	7.9		19.0	19,234	6.3
Aircraft maintenance, materials and repairs	12,288	4.3		(2.3)	12,582	4.2
Depreciation and amortization	3,993	1.4		(6.0)	4,248	1.4
Aircraft rental	1,721	0.6		15.3	1,493	0.5
Other rentals and landing fees	3,949	1.4		(18.9)	4,869	1.6
Other operating expenses	15,723	5.5		2.6	15,330	5.1

Total operating expenses	85,279	29.7		5.1	81,147	26.8

Operating income	7,981	2.8		(7.9)	8,670	2.9

Interest expense, net	(1,456)	(0.5)		(11.3)	(1,641)	(0.5)

Income before income taxes	6,525	2.3	¢	(7.2)%	7,029	2.3	¢

Income tax expense	(2,613)	(0.9)		(8.4)	(2,852)	(0.9)

Net income	$3,912	1.4	¢	(6.3)%	$4,177	1.4	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30, 2010		Increase (Decrease) from 2009	Nine Months Ended September 30, 2009
Selected Operating Data:
Available seat miles (in thousands) (1)	287,488		-5.1%	303,049
Revenue passenger miles (in thousands) (2)	108,708		9.6%	99,192
Revenue passengers carried	368,918		2.5%	359,816
Departures flown	62,004		-12.0%	70,431
Passenger load factor (3)	37.8%		15.6%	32.7%
Average yield per revenue passenger mile (4)	42.8	¢	-2.9%	44.1	¢
Revenue per available seat miles (5)	32.4	¢	9.5%	29.6	¢
Cost per available seat mile (6)	29.7	¢	10.8%	26.8	¢
Average passenger fare (7)	$126.14		3.8%	$121.52
Average passenger trip length (miles) (8)	295		6.9%	276
Average cost per gallon of fuel	$2.78		26.9%	$2.19

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Nine Months 2010 to First Nine Months 2009

Passenger Revenues. Passenger revenues were $46.5 million in the first nine months of 2010, an increase of 6.4% from $43.7 million in the first nine months of 2009. The $2.8 million increase in passenger revenues was primarily attributable to a 3.8% increase in average passenger fare during the first nine months of 2010. Contributing to our increased average fare was a 6.9% increase in passenger average trip length, which was the primary driver for most of the 9.6% increase in RPMs. Our available seat mile (ASM) capacity for the first nine months of 2010 decreased 5.1% from the ASM capacity for the first nine months of 2009 as a result of a decrease in the number of our regularly scheduled flights.

Public Service Revenues. Public service revenues collected through the EAS Program decreased 0.3% to $45.1 million during the first nine months of 2010, as compared to $45.3 million during the first nine months of 2009.

The decrease in public service revenue is attributable to a net decrease in communities served, partially offset by an increase in service renewals supporting higher subsidy levels. At September 30, 2010 and September 30, 2009, we served 41 and 48 communities, respectively, on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $1.6 million during the first nine months of 2010, an increase of 97.3% from the first nine months of 2009. The 97.3% increase was due to increases in contract ground handling of other carriers, offset in part by a decrease in cargo revenue and charter income.

Operating Expenses. Total operating expenses were $85.3 million, or 29.7 cents per ASM, in the first nine months of 2010, as compared to $81.1 million, or 26.8 cents per ASM in the first nine months of 2009.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $24.7 million in the first nine months of 2010, an increase of 5.7% from $23.4 million in the first nine months of 2009. The increase in salaries, wages, and benefits was mostly attributable to insurance benefit costs and pay rate increases.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $22.9 million, or 7.9 cents per ASM, in the first nine months of 2010. In comparison, our aircraft fuel and into-plane expense for the first nine months of 2009 was $19.2 million, or 6.3 cents per ASM. The 19.0% increase in our aircraft fuel expense was attributable to a 26.9% increase in average cost of fuel per gallon, offset in part by decreased consumption as the result of a 5.1% decrease in our available seat miles.

The average cost of fuel increased from $2.19 per gallon in the first nine months of 2009 to $2.78 per gallon in the first nine months of 2010. A one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $113,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $12.3 million during the first nine months of 2010, which was a 2.3% decrease from $12.6 million during the first nine months of 2009. The decrease was primarily attributable to the accelerated maintenance expenses associated with the preparation of six Company owned Beechcraft 1900D spare engines for installation on three Raytheon aircraft leased without engines during the first nine months of 2009.

Depreciation and amortization. Depreciation and amortization expense was $4.0 million during the first nine months of 2010 and $4.2 million during the first nine months of 2009. The decrease in depreciation expense was mostly attributable to fully depreciated items.

Aircraft Rental. Aircraft lease expense was $1.7 million during the first nine months of 2010, which was a 15.3% increase from the $1.5 million during the first nine months of 2009. The increase was attributable to the addition of four Beechcraft 1900D aircraft leases from Raytheon throughout the first nine months of 2009.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $3.9 million during the first nine months of 2010, which was a 18.9 decrease from $4.9 million during the first nine months of 2009. The decrease is mostly attributable to a retroactive annual rate adjustment from Denver International Airport whereby we received a net credit of $1.1 million, which was $0.6 million more than the first nine months of 2009. Additionally, we had a 12.0% decrease in departures flown, primarily attributable to the discontinuation of service to our former St. Louis hub, whereby we incurred less landing fee expense.

Other Operating Expenses. Other operating expenses were $15.7 million, or 5.5 cents per ASM, during the first nine months of 2010, an increase of 2.6% from $15.3 million, or 5.1 cents per ASM, during the first nine months of 2009. The increase in other operating expenses was primarily due to increases of approximately $665,000 in passenger related expenses, $368,000 in pilot training and associated lodging expenses, $96,000 in contract handling and $24,000 in other expenses. These were offset by reductions for professional fees of $557,000 and deicing fluid expense of $203,000.

Interest Expense. Interest expense was $1.5 million during the first nine months of 2010, a decrease of 11.3% from the first nine months of 2009. The decrease was mostly the result of interest on the lower principal portion of long-term debt balances, partially offset by a reduction in deferred debt restructuring gain amortization in interest expense related to the restructured Raytheon debt in 2002.

Income Tax Expense. For the nine months ended September 30, 2010 we recorded an income tax expense of $2.6 million and for the nine months ended September 30, 2009 we recorded an income tax expense of $2.9 million. Our estimated effective federal and state income tax rate is 40.33% for the nine months ended September 30, 2010. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income.

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

Liquidity and Capital Resources

Contractual Obligations. The following table summarizes our major debt and lease payment obligations for periods beginning as of October 1 and ending as of September 30 for each of the designated time periods:

	2011 (1)	2012-2013	2014-2015	After 2015	Total
Long-term debt - contractual	$38,022,000	$3,305,543	$3,805,543	$299,805	$45,432,891
Contractual interest on long-term debt(2)	2,356,930	806,448	298,668	5,232	3,467,278

Total debt	40,378,930	4,111,991	4,104,211	305,037	48,900,169
Aircraft lease obligations	2,274,000	1,465,920	—	—	3,739,920

Total lease obligations	2,274,000	1,465,920	—	—	3,739,920

Total obligations	$42,652,930	$5,577,911	$4,104,211	$305,037	$52,640,089

(1)	Approximately $32.7 million of aircraft debt associated with the Raytheon Aircraft Notes matures on June 30, 2011.
(2)	The amounts shown represent contractual interest payable on the notes and exclude total adjustments of $917,778, for all periods, recorded under ASC 470-60-15 to the carrying value of the notes in the financial statements.

At September 30, 2010, the largest portion of our long-term debt consisted of aircraft notes held by Raytheon with a remaining principal balance of approximately $36.6 million. These aircraft notes, secured by 25 Beechcraft 1900D aircraft, are scheduled to mature on June 30, 2011. The terms of our aircraft debt require us to make a balloon payment totaling $32.7 million, or $1.3 million per aircraft, on June 30, 2011. Our cash flows from operations are not expected to be sufficient to fund the balloon payment. In addition to our cash flows from operations, we will need to refinance the obligation with Raytheon, our largest single shareholder, secure alternative sources of financing, raise additional capital through an equity offering, or achieve any combination thereof to be able to satisfy this obligation on June 30, 2011. There is no assurance that we will be successful in refinancing this debt or obtaining additional financing, and, if available, there are no assurances that the financing will be at commercially acceptable terms.

Sources and Uses of Cash. As of September 30, 2010, our cash balance was $7.6 million, a $3.3 million increase from the cash balance of $4.3 million as of December 31, 2009. We made principal payments on debt of $4.4 million during the first nine months of 2010

Cash Provided by Operating Activities. During the first nine months of 2010, we had positive cash flow from operating activities in the amount of $9.6 million. During the first nine months we generated a net income of $3.9 million and recorded non-cash depreciation and amortization of $4.0 million.

Cash Flows from Investing Activities. During the first nine months of 2010, we invested $1.9 million in replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first nine months of 2010, we utilized $4.4 million of cash to reduce our outstanding notes payable and long-term debt balances.

As of September 30, 2010, we had negative working capital of approximately $19.2 million, as compared to working capital of $9.6 million as of December 31, 2009. The negative working capital is directly attributable to $36.6 million of aircraft debt maturing in the next 12 months, which increased the current portion of long-term debt by $32.7 million at September 30, 2010 compared to December 31, 2009.

At September 30, 2010, total assets were in excess of total liabilities by $27.8 million. The accounting treatment under ASC Section 470-60-15 for recording of gains from the restructuring of debt obligations at December 31, 2002 required that $22.3 million of such gain be deferred and amortized over the term of the restructured debt obligations. This has the effect of increasing net income and stockholders’ equity as the gain is amortized to earnings. At September 30, 2010, the remaining unamortized amount of deferred gain was $0.9 million, which will be amortized as a reduction of interest expense during the years 2010 through 2011.

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel. As of September 30, 2010, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency upon aircraft fuel for operations, airline operators are substantially impacted by changes in aircraft fuel prices. Our earnings are affected by changes in the price and availability of aircraft fuel. Aircraft fuel represented approximately 26.8% of our operating expenses in the first nine months of 2010. A one cent change in the average cost of aircraft fuel would impact our aircraft fuel expense by approximately $113,000 annually.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. As of September 30, 2010, all of our debt obligations were at fixed interest rates and we have no variable interest rate risk exposure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 26, 2010 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 13, 2010, with the exception of the following risk factor, which is amended and restated as follows:

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

The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of September 30, 2010, we had approximately $45.4 million in total long-term debt obligations including current maturities. During the first nine months of 2010, our mandatory debt service payments totaled $4.4 million and our mandatory aircraft lease payments totaled approximately $1.7 million. We have significant future contractual payment obligations for leased aircraft, which aggregated approximately $3.7 million at September 30, 2010. We cannot assure you that our operations will generate sufficient cash flow to make such payments, or that we will be able to obtain financing to acquire additional aircraft or make other capital expenditures necessary for expansion. We are subject to various financial covenants under our restructuring agreement with Raytheon. If we default under our loans or lease agreements, Raytheon, our principal creditor, has available extensive remedies, including, without limitation, repossession, foreclosure and/or sale of substantially all of our aircraft and other assets.

Even if we are able to timely service our debt, the size of our long-term debt and lease obligations could negatively affect our business, financial condition, operating results and cash flows in many ways, including:

•	increasing the cost, or limiting the availability of, additional financing for working capital, acquisitions or other purposes;

•	limiting the ways in which we can use our cash flow, much of which may have to be used to satisfy debt and lease obligations; and

•	adversely affecting our ability to respond to changing business or economic conditions.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: November 12, 2010	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Third Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company, dated October 29, 2010. Portions of this exhibit have been excluded from the publicly available document based on a pending confidential treatment request made to the Commission.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.