Form 10-Q/A
period 2010-09-30
GREAT LAKES AVIATION LTD
filed 2010-12-20
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of December 17, 2010, 14,291,970 shares of Common Stock of the registrant were issued and outstanding.

EXPLANATORY NOTE

Great Lakes Aviation, Ltd. (“Great Lakes” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend Part II, Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, originally filed with the Securities and Exchange Commission on November 12, 2010 (the “Original Quarterly Report”). The Company is filing this Amendment No. 1 for the sole purpose of re-filing Exhibit 10.1 to the Original Quarterly Report.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits hereto.

Except as described above, this Amendment No. 1 does not modify or update the disclosures presented in, or exhibits to, the Original Quarterly Report in any way. Those sections of the Original Quarterly Report that are unaffected by this Amendment No. 1 are not included herein. This Amendment No. 1 continues to speak as of the date of the Original Quarterly Report. Furthermore, this Amendment does not reflect events occurring after the filing of the Original Quarterly report. Accordingly, this Amendment should be read in conjunction with the Original Quarterly Report, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Quarterly Report.

Item 6.	EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: December 20, 2010	By:	/S/ CHARLES R. HOWELL IV
Charles R. Howell IV
Chief Executive Officer

	By:	/S/ MICHAEL O. MATTHEWS
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Third Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company, dated October 29, 2010. Portions of this exhibit have been excluded from the publicly available document based on a pending confidential treatment request made to the Commission.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer (furnished as Exhibit 32.1 to the Company’s quarterly report on Form 10-Q filed on November 12, 2010, and incorporated herein by reference).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer (furnished as Exhibit 32.2 to the Company’s quarterly report on Form 10-Q filed on November 12, 2010, and incorporated herein by reference).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.