Form 10-K
period 2010-12-31
GREAT LAKES AVIATION LTD
filed 2011-04-05
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of registrant’s most recently completed second fiscal quarter was approximately $4,325,000.

As of March 1, 2011 there were 14,291,970 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREAT LAKES AVIATION, LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2010

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

As more fully described in this report, important factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	the receipt of sufficient passenger revenues on the routes that we serve;

2)	the continuance of the federal Essential Air Service program at current funding levels;

3)	the ability to refinance debt maturing on June 30, 2011 on commercially reasonable terms;

4)	the volatility and level of fuel costs;

5)	the ability of our major creditor and lessor to exercise early termination provisions on seven Beechcraft 1900D aircraft upon 90 days notice;

6)	the effect of general economic conditions on business and leisure travel;

7)	dependence on connecting capacity at our hubs;

8)	the payments and restrictions resulting from our contractual obligations;

9)	the effect of rules regarding the effect of stock sales on the availability of net operating loss carryforwards;

10)	the incidence of domestic or international terrorism and military actions;

11)	competition from other airlines and from ground transportation;

12)	the incidence of labor disruptions or strikes;

13)	dependence on our key personnel;

14)	the incidence of aircraft accidents;

15)	the level of regulatory and environmental costs;

16)	the incidence of technological failures or attacks;

17)	maintenance costs related to aging aircraft;

18)	the possibility of substantial numbers of shares being sold by our current investors;

19)	the limited market for our securities;

20)	our ability to remediate timely any deficiencies in our internal controls;

21)	substantial numbers of shares being offered for sale;

22)	consent requirements for equity issuances under our agreements with Raytheon;

23)	no expectation of dividends; and

24)	anti-takeover provisions in our charter documents and Iowa law.

See also Item 1A. ”Risk Factors,” below for additional discussion of these factors.

Readers are cautioned not to attribute undue certainty on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we do not undertake to update any forward-looking statements except as required by law in the normal course of our public disclosure practices.

PART I

Item 1.	BUSINESS

General

We were incorporated on October 25, 1979 as an Iowa corporation and became a publicly traded company in January 1994. We commenced scheduled air service operations on October 12, 1981. Great Lakes Airlines currently operates hubs at Albuquerque, Billings, Denver, Las Vegas, Milwaukee, Ontario, CA and Phoenix.

We are a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (“United” or “United Airlines”) and Frontier Airlines, Inc. (“Frontier” or “Frontier Airlines”). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. As of March 1, 2011 we served 56 airports in 14 states with a fleet of six Embraer EMB-120 Brasilias and 32 Raytheon/Beech 1900D regional airliners.

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

Essential Air Service (“EAS”) Program

We derived approximately 48% of our total revenue from the EAS program in 2010, which is administered by the United States Department of Transportation (“DOT”). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets. The EAS program has received 18 short-term Congressional extensions of the program. This most recent extension, signed by the President on March 31, 2011, expires on May 31, 2011. The EAS program is authorized by Congress under the recurring FAA Reauthorization process. We will be posting updates on the status of Congressional events, as they relate to the EAS program, on our website at www.flygreatlakes.com.

An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before the airline may terminate, suspend, or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. EAS rates are normally set for two-year periods for each city. Significant fluctuations in passenger traffic, fares and associated revenues, as well as fluctuations in fuel and other costs, may cause EAS routes to become unprofitable during these two-year terms. Near the end of the two year term for EAS service to a particular city, the DOT will request for service proposals from the Company and potentially, competitive proposals from other airlines. Proposals, when requested, are evaluated on, among other things, the level of service provided, the amount of subsidy requested, the fitness of the applicant, and comments from the communities served.

As of March 1, 2011, we served 39 EAS communities on a subsidized basis. We have been deliberately reducing our reliance on EAS revenues in markets and hubs whereby EAS subsidy revenues represented an excessively high percentage of subsidy revenue compared to expense. In January of 2010, we discontinued our St. Louis EAS hub operation and in February of 2011, we discontinued our Kansas City EAS hub operation. We expect to discontinue operations at our EAS hubs in Milwaukee, WI and Billings, MT in April 2011 and

May 2011, respectively. All four of these hubs were developed by the Company in recent years to serve EAS markets exclusively. Due to the substantial downsizing of connecting capacity at these hubs, we determined that redeploying aircraft to hubs with greater connecting opportunities would offer the highest and best use of our aircraft and offer a greater number of passengers the ability to connect to the national and international air transportation system.

For additional information regarding the EAS Program see Item 1A “Risk Factors.”

Essential Air Service (“EAS”) Program Activity

In January of 2010, our St. Louis EAS hub was closed and Ft. Leonard Wood, MO EAS service was transitioned to Kansas City.

In April of 2010, we discontinued service to Manhattan and Salina, KS from Kansas City, MO.

In April of 2010, we opened a new hub in Las Vegas, NV to serve Merced, CA and Kingman, AZ.

On December 14, 2010, we transitioned Fort Leonard Wood, MO EAS responsibilities to another carrier.

On January 18, 2011, the DOT selected another carrier to provide subsidized EAS service at Ironwood, MI, and Manistee, MI. Service is expected to transition in April of 2011 at which time we will cease operations at our Milwaukee hub and discontinue service to Ironwood, MI, Manistee, MI and Rhinelander, WI.

On January 31, 2011 the DOT issued an order selecting another carrier to service Grand Island, NE. We expect to transition this service in June of 2011.

On February 3, 2011 the DOT issued an order selecting another carrier to service the seven Montana communities which we currently serve. We anticipate the other carrier to commence service in May of 2011 at which time we will cease utilization of Billings as an EAS hub. Great Lakes viewed Denver as a better hub for these markets. However, the communities’ preferences were to maintain service to Billings primarily due to the regional medical facilities that are located in Billings. These small markets, with very low load factors, that will be discontinued are: Glasgow, Glendive, Havre, Lewiston, Miles City, Sidney and Wolf Point, MT.

On February 10, 2011 we transitioned Joplin, MO service to another carrier and ceased operations at our Kansas City, MO hub.

United Airlines and Frontier Airlines Code Share Relationships

United Airlines. We have operated under ticket revenue proration code share agreements with United Airlines since April 1992. On May 1, 2001, we transitioned from a United Express branded code share agreement to a unique code share agreement that provides United with code share marketable access to all seats on Great Lakes aircraft where the United code share product can provide our mutual customers connecting opportunities and access to all of the benefits of the United product line including convenient baggage transfer and United’s frequent flyer program. The agreement provides Great Lakes the opportunity to establish code share relationships and interline relationships with any other carriers at any Great Lakes hub. The current terms of the United code share agreement provides for the use of United Airlines flight designator codes on certain flights that connect with United flights at our Denver, CO, Los Angeles, CA and Phoenix, AZ hubs.

Frontier Airlines. On May 3, 2001, we entered into a code share agreement with Frontier, which was implemented July 9, 2001. While the Frontier agreement does not have a fixed termination date, it is terminable 180 days after written notice by either party. The Frontier agreement facilitates additional convenient access to connecting seat inventories and makes available the entire Frontier product line to all Great Lakes communities. The Frontier flight designator code (F9) can be used on Great Lakes’ flights connecting with Frontier’s flights at our Albuquerque, NM, Denver, CO, Las Vegas, NV, Los Angeles, CA and Phoenix, AZ hubs.

Accordingly, certain flights to and from our Denver, Los Angeles and Phoenix hubs carry both the United Airlines and Frontier Airlines flight designator codes and all flights throughout our route system carry the Great Lakes designator code.

During 2010, we estimate that approximately 35% of Great Lakes’ passenger traffic utilized the United code share product line and approximately 22% of Great Lakes’ passenger traffic utilized the Frontier code share product line.

Interline Relationships

Since 1982, Great Lakes has developed and maintained various interline relationships with numerous domestic and international airlines. In recent years, the airline industry has modified its interline ticketing and baggage agreements to move towards electronic processing of interline transactions and related customer services. Great Lakes is committed to being part of the airline industry’s mission to simplify the customer relationship. As a byproduct of this commitment, we have recently developed electronic ticketing (e-ticket) interline agreements with American Airlines, Continental Airlines, Frontier Airlines, United Airlines and U.S. Airways. We intend to update our remaining paper ticket interline agreements with e-ticket processing procedures.

Markets

Great Lakes expects that as of July 1, 2011, we will operate 222 weekday flights. Service scheduled to and from our five hubs will include: 144 flights at Denver, 8 flights at Albuquerque, 14 flights at Phoenix, 8 flights at Los Angeles (LAX), and 8 flights at Las Vegas. Beginning July 2011, Great Lakes’ route map, reflecting anticipated scheduled service will be as follows:

We frequently modify our routes. For a current map of routes being flown, please visit our website at www.flygreatlakes.com.

Marketing

Our services are marketed primarily by means of our internet website, code-share partners’ websites, global distributions systems (travel agencies and travel agent websites) and our reservation system’s call center. Our promotional programs emphasize our close affiliation with our code share partners and, in particular, the opportunity for our passengers to participate in related customer service benefits, such as frequent flyer programs.

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

Charter, Freight and Contract Service

Great Lakes uses its Beechcraft 1900Ds and Embraer Brasilia aircraft to provide charter services to private individuals, corporations and athletic teams. We also carry freight and small packages on most of our scheduled flights and provide contract services for other airlines. Combined revenues from our charter flights, freight and contract services were 1.5%, 1.5%, and 1.0% of our total revenues for the years ended December 31, 2010, 2009, and 2008, respectively.

Seasonality

Seasonal factors, related to weather conditions and changes in passenger demand, generally affect our monthly passenger enplanements. We have historically shown a higher level of passenger enplanements in the May through October period as compared with the November through April period for many of the cities served. These seasonal factors have generally resulted in reduced revenues, lower operating income, and reduced cash flow for us during the November through April period. As a result of such factors, our revenues and earnings have shown a corresponding increase during the May through October period. Essential Air Service revenues are generated under subsidy per departure rates established by the DOT and we realize revenue as departures are performed. Inherently, most of our EAS revenues, other than winter weather related cancellations, are not affected by seasonality. Certain EAS markets do receive summer season increased departures which are eligible for subsidy revenue.

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

Aircraft

As of March 1, 2011, our fleet consisted of 32 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft.

Beechcraft 1900D Aircraft. The 19 passenger Beechcraft 1900D aircraft are pressurized and weather radar equipped, and offer a 310-mile per hour cruising speed.

Embraer Brasilia Aircraft. The 30-passenger Embraer Brasilia aircraft are pressurized, weather radar equipped, configured with lavatories, staffed with a flight attendant, and offer a 330-mile per hour cruising speed.

A summary of our operating aircraft as of December 31, 2010, 2009 and 2008 is as follows:

	2010		2009		2008
	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia
Owned	25	4	25	4	25	4
Operating leases	7	2	7	2	3	2

	32	6	32	6	28	6

As of March 1, 2011, the average age of our aircraft was approximately 16 years.

Maintenance

We utilize Federal Aviation Administration (“FAA”) approved maintenance programs developed by Great Lakes for periodic inspection and maintenance of our aircraft. We perform inspection and maintenance of our aircraft at our maintenance bases in Cheyenne, WY, Farmington, NM and Williston, ND. Select components such as engine gas generators, power sections and avionics repairs and/or overhauls may be contracted with third parties certified to perform such maintenance. Line maintenance is also performed in Denver, CO and Phoenix, AZ. Parts inventories are maintained at these locations to promote the mechanical dispatch reliability of the fleet. We also keep an inventory of spare engines and propellers for our fleet to allow for minimal downtime during major overhauls. We operate a FAA certified repair station utilizing company-trained mechanics and repair personnel to perform overhaul and repair of selected aircraft components for our fleet of Beechcraft 1900D and Embraer Brasilia EMB-120 aircraft.

Fuel

We expect to continue to be able to obtain fuel in quantities sufficient to meet our future requirements. We contract, both through intermediaries and directly with refiners, for the purchase of a significant portion of our aircraft fuel requirements. However, standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, an increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues or subsidies, could have a material adverse impact on our future operating results. During 2010, our average price of fuel, including taxes and into plane service fees, was $2.83 per gallon, as compared to $2.29 in 2009 and $3.58 in 2008. Based on rates of consumption for 2010, a one cent increase or decrease in the per gallon price of fuel would increase or decrease our fuel expense by approximately $114,000 annually.

Liquidity and Financing

Raytheon Aircraft Credit Corporation

Our primary creditor and single largest shareholder is Raytheon Aircraft Credit Corporation (“Raytheon”). Our aircraft debt with Raytheon consists of promissory notes (the “Aircraft Notes”), each secured by 1 of the 25 Beech 1900D aircraft security agreements. Each of the Aircraft Notes had an original principal amount of $2,116,574, for a total amount of $52,914,343, bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments with interest in arrears. At December 31, 2010 the principal balance outstanding on these Aircraft Notes was $35,324,205. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1,306,675 is due for each aircraft or $32,666,871 for all 25 Beech 1900D aircraft. In order to satisfy this obligation we will need to secure alternative sources of financing, raise additional sufficient capital to repay Raytheon, refinance the obligation with which to repay Raytheon, or achieve a combination of any or all of the foregoing that might be required to satisfy the terms of the Aircraft Notes.

As of April 5, 2011, we have not extended the terms of the Aircraft Notes or secured alternative sources of financing to satisfy these obligations. Raytheon has informed the Company that it does not intend to extend or refinance the obligations due on June 30, 2011. This raises substantial doubt as to our ability to continue operating as a going concern.

Additional Raytheon debt consists of a Senior Note secured by four Embraer Brasalia aircraft, as well as all other assets of the Company. The Senior Note had an original principal amount of $13,174,755 and bears interest at a fixed rate of 7.00%. Interest on the Senior Note is payable monthly in arrears on the last day of each month. At December 31, 2010 the principal outstanding balance on the Senior Note was $8,063,668. The Senior Note provides for quarterly payments of principal on June 30, September 30, and December 30 each year until the note fully amortizes and matures on December 30, 2015.

In September of 2008 prior to the economic financial crisis, the company engaged Raytheon to assemble short-term three year leases for seven Beech 1900 D aircraft. Either party may terminate the leases, prior to lease expiration, upon 90 days notice. In the fourth quarter of 2008 and the first quarter of 2009, Great Lakes leased four Beechcraft 1900D aircraft from Raytheon for a term of three years. In the second and third quarters of 2009, three additional Beechcraft 1900D aircraft, without engines, were leased from Raytheon for a term of three years. These three leased aircraft are equipped with six engines from our inventory of eight company owned Pratt and Whitney PT6A-67D spare engines. These lease agreements have scheduled terminations from October 2011 through July 2012.

We opted to lease rather than purchase these aircraft on a short-term basis due to uncertainty related to possible changes to the EAS program at the time stemming from the initial FAA Reauthorization bill drafts. The recession of 2008 and 2009 significantly impacted the airline industry, and substantial capacity reductions were made due to declines in passenger demand. Connecting capacity at small to medium hubs throughout the country was the first place the airline industry went to reduce or eliminate financial losses. Our EAS hubs at St. Louis, Kansas City, Milwaukee and Billings were rendered impractical as a result of the reduced connectivity to the nation’s domestic air transportation network at those EAS hub locations.

We have had ongoing discussions with Raytheon regarding the potential outcome of the EAS program revisions. We could return a portion or all of the seven short-term leased aircraft if the passenger demand in non-EAS markets or new larger EAS communities with a higher level of passenger traffic were not available to support continued use of the aircraft. Management represented to Raytheon at the time that the short-term leases were developed that our reasoning for the short-term commitment was due to our inability to forecast the outcome of potential EAS program revisions.

Raytheon has informed us that it may exercise its contractual rights to terminate the leases upon 90 days notice for any or all of the seven aircraft we lease from Raytheon on or about April 15, 2011, depending on our progress on refinancing the debt due June 30, 2011. A termination notice dated April 15, 2011 would result in Great Lakes returning any or all of the seven leased aircraft to Raytheon on July 15, 2011. We have had communications with Raytheon whereby the aircraft may be available to the Company for purchase. In particular, three of the leased aircraft are operated with Company owned engines and we are leasing the airframes without engines, so these airframes may be able to be acquired at commercially reasonable prices.

If Congress were to choose to eliminate the EAS program, the loss of all EAS revenue would adversely affect our business, financial condition, operating results and cash flows. It could also adversely affect our ability to refinance or secure alternative sources of financing to satisfy our debt obligations.

For additional information regarding the EAS Program and Liquidity and Capital Resources see Item 1A “Risk Factors.” For additional information regarding the our arrangements with Raytheon, see Item 7, “Management’s

Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources and Contractual Obligations” and Notes 4 and 6 to the Company’s financial statements included in this Annual Report on Form 10-K.

Employees

At March 1, 2011, the Company had 759 full-time and 363 part-time active employees, as compared to 778 full-time and 397 part-time active employees at March 1, 2010.

The Company’s pilots are represented by the United Transportation Union (“UTU”). The pilot collective bargaining agreement became amendable on September 16, 2010. The Company and the UTU are currently engaged in contract mediation under the auspices of the National Mediation Board.

The Company’s flight attendants are also represented by the UTU, and the Company’s agreement with the flight attendants became amendable on April 1, 2002. The Company and the flight attendants are currently engaged in contract mediation under the auspices of the National Mediation Board.

The Company’s mechanics and maintenance clerks are represented by the International Association of Machinists and Aerospace Workers (“IAM”). The collective bargaining agreements between the Company and the clerks and mechanics represented by IAM, District 143, became amendable in 2002 and 2005, respectively. We are currently engaged in contract mediation under the auspices of the National Mediation Board.

In 2003, the Company’s dispatchers voted to be represented by the International Brotherhood of Teamsters. Negotiations with the dispatchers are not active at the present time.

Executive Officers of the Registrant

The following table provides information with respect to the Company’s executive officers as of March 1, 2010.

Name	Age	Title
Douglas G. Voss	56	Chairman of the Board of Directors and President
Charles R. Howell IV	53	Chief Executive Officer
Michael O. Matthews	54	Vice President and Chief Financial Officer
Michael L. Tuinstra	57	Treasurer

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

Regulation

The U.S. Department of Transportation (“DOT”) has continuous economic and fitness oversight of the Company’s operations. The Company’s economic authority is authorized under DOT Part 298 commuter air carrier certification regulations. The Deregulation Act of 1978 eliminated many regulatory constraints so that airlines became free to set fares and, with limited exceptions, to establish domestic routes without the necessity of seeking government approval.

The DOT is authorized to establish consumer protection regulations in order to prohibit certain pricing practices, mandate conditions of carriage, and make ongoing determinations of a carrier’s fitness, willingness, and ability to provide air transportation properly and lawfully. The DOT also has the power to bring proceedings to enforce its regulations and seek penalties, including the assessment of civil penalties, the revocation of operating authority, and criminal sanctions.

We hold an air carrier operating certificate issued by the Federal Aviation Administration (“FAA”) pursuant to Federal Aviation Regulation (FAR) Part 121. As a result, we are subject to the jurisdiction of the FAA with respect to our flight operations, aircraft maintenance, and safety related matters, including, but not limited to, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel, and other matters affecting air safety. Our certificate is subject to suspension or revocation for cause.

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

As a result of the September 11, 2001 terrorist attacks, aviation insurers have significantly increased premiums for all aviation coverage, while dramatically reducing the amount of coverage available for war-risk occurrences. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act (the Stabilization Act) provided U.S. air carriers with the option to purchase certain war-risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available in the private market. We have purchased this coverage and anticipate renewing it for as long as the coverage is available from the United States government. The airline and insurance industries, together with the United States and other governments, are continuing to evaluate both the cost of aviation insurance and options for providing insurance coverage. We anticipate that we will follow industry practices with respect to sources of insurance. We believe our insurance is adequate as to amounts and risks covered. There can be no assurance, however, that the limits of our insurance will be sufficient to cover any catastrophic loss, or that we will be able to renew insurance at commercially reasonable rates.

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

Risks Related to Our Business

We depend on Essential Air Service revenue to justify a substantial portion of our capacity.

We receive Essential Air Service (“EAS”) revenue as compensation for essential air service provided by us to smaller communities. We received $60.4 million of EAS revenue for the twelve month period ending December 31, 2010, representing approximately 48% of our total operating revenue, compared to $61.3 million of EAS revenue, or approximately 50% of our total operating revenue, for the twelve month period ending December 31, 2009. We expect EAS revenue to decrease, in the near term, as a percentage of our revenue due to our deliberate desire to maximize the utilization of our aircraft and other resources by deploying our resources to larger hubs offering more connecting opportunities to the domestic and international air transportation system. The total amount of EAS revenue ultimately received by us over an extended period is determined by, among other things, overall funding levels of the EAS program by the U.S. Congress (which could be reduced), competitive bids by other carriers (which could cause us to lose EAS revenue to competitors), and our ability to optimize our schedules. EAS revenue awards generally have a term of two years. The U.S. Department of Transportation, which administers the EAS program, has the right to cancel EAS revenue awards if it deems that the communities served by such arrangements are no longer eligible. In addition, Congress could choose to reduce or eliminate the EAS program, in which case we would be required to seek other markets. Unplanned reduction of EAS revenue would adversely affect our business, financial condition, operating results and cash flows.

There is current legislation in the U. S. Congress which may reduce the size of, or eliminate entirely, the EAS program. The uncertainty surrounding the future of the EAS Program impedes our ability to obtain financing on commercially reasonable terms. This legislation is actively changing; on March 31, 2011 the President signed the 18th short-term extension bill to continue the operations of the Federal Aviation Administration, including the EAS Program, through May 31, 2011. On April 1, 2011, the U. S. House of Representatives passed its version of the FAA Reauthorization and Reform Act (H.R. 658). It will be forwarded to the U. S. Senate and House of Representative Conferees in an effort to assemble a merged bill with the U.S. Senate FAA Air Transportation Modernization and Safety Improvement Act (S.223). It is expected that the merged bill, when completed, will then be presented to the U. S. Senate and U. S. House of Representatives for confirmation votes and ultimately sent to the President of the United States for his signature and enactment into law.

The U. S. Senate passed its version of their bill (S.223) in January of 2011. Significant differences exist between the U.S. Senate version of the FAA Reauthorization legislation versus the U. S. House of Representatives version of the proposed legislation. Current language in the House bill phases out the EAS program in its entirety in 2013. The Senate bill maintains the existence of the EAS program with some meaningful changes. Community eligibility changes in the Senate bill would reduce EAS program communities currently served by approximately 10 to 40 communities nationwide. This would be accomplished by changing mileage criteria for a community’s proximity to medium or large hubs from 70 to 90 miles and by requiring a minimum of ten passengers to be enplaned daily at eligible EAS service points.

The Federal Government has also continued to maintain its operations and financial commitments through the use of short-term appropriation processes (Continuing Resolutions), the most recent of which is scheduled to expire on April 8, 2011.

Due to the wide differences in the House and Senate bills, we cannot predict what the final version of the FAA Reauthorization legislation will contain, or when it may be enacted. Furthermore, we cannot predict whether there will be appropriations necessary to maintain and sustain the EAS program in future years. The loss or the reduction of EAS revenue would adversely affect our business, financial condition, operating results and cash flows. It will also adversely affect our ability to refinance or secure alternative sources of financing to satisfy our debt obligations.

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

The Company has not extended the terms of the aircraft notes or secured alternative sources of financing to satisfy these obligations as of April 5, 2011. Raytheon has informed the Company that it does not intend to extend or refinance the obligations due on June 30, 2011. In the event that we are unable to obtain new financing, Raytheon may exercise remedies available to it, including the foreclosure and taking of the 25 mortgaged aircraft. Raytheon would also have the right to accelerate the Company’s $7.2 million senior note to Raytheon if the debt due June 30, 2011 goes into default. This raises substantial doubt as to our ability to continue operating as a going concern as we have not generated sufficient cash from operations to be able to make a June 30, 2011 payment to Raytheon in the amount of $32.7 million. If these events occur, we would be unable to fly our scheduled service, our passenger and EAS revenues would cease, and we would be forced to file for protection from our creditors.

Raytheon has informed us that it may exercise its contractual rights to terminate the leases upon 90 days notice for any or all of the seven aircraft we lease from Raytheon on or about April 15, 2011, depending on our progress on refinancing the debt due June 30, 2011. A termination notice dated April 15, 2011 would result in Great Lakes returning any or all of the seven leased aircraft to Raytheon on July 15, 2011. Even if we are able to timely service our debt, the size of our long-term debt and lease obligations could negatively affect our business, financial condition, operating results and cash flows in many ways, including:

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

Our code share agreement with United Airlines expires in May of 2011. We can make no assurances that this agreement will be renewed, or if renewed, at substantially the same terms as the current agreement. We estimate that approximately 35% of our connecting passenger traffic utilizes the United Airlines code share product line. For the year ending December 31, 2010, approximately 17.6% ($22.1 million) of our total revenue was generated from tickets purchased and fees paid which were associated with the United Airlines designator code.

Our code share agreement with Frontier Airlines does not have a fixed termination date, but it is terminable 180 days after written notice by either party. We estimate that approximately 22% of our connecting passenger traffic utilizes the Frontier Airlines code share product line. For the year ending December 31, 2010, approximately 10.6% ($13.3 million) of our total revenue was generated from tickets purchased and fees paid which were associated with the Frontier Airlines designator code. While we are the only carrier serving the majority of the non-hub destinations we serve, we can make no assurances that absent a code share agreement with United Airlines or Frontier Airlines, that passengers wishing to travel to these destinations would either: (i) purchase travel through our interline e-ticketing agreements established with United Airlines, Frontier Airlines, Continental Airlines, U.S. Airways and American Airlines or (ii) purchase their travel directly through our own sales channels. Therefore, if the United Airlines code share agreement is not renewed or if the Frontier Airline code share agreement is terminated, we cannot predict the effect this would have on our future total operating revenue.

An “ownership change” under IRS Section 382 could reduce, eliminate, or defer the utilization of our net operating loss carryforwards.

At December 31, 2010, we had estimated net operating loss carryforwards (“NOLs”) of $46.4 million for federal income tax purposes that expire beginning in 2020 and continuing through 2024. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change”. Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period.

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

Expenditures for fuel and related taxes represent one of the largest costs of operating our business. Our operations depend on the availability of jet fuel supplies, and our results are significantly impacted by changes in jet fuel prices, which have been volatile in the last 36 months. Jet fuel prices increased in 2010 and continue to increase in first quarter of 2011. We do not participate in fuel hedging instruments. Fuel prices could increase dramatically and supplies could be disrupted as a result of many factors outside of our control. Further volatility in jet fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations, financial condition and liquidity.

Any labor disruption by our employees or those of our code share partners would adversely affect our ability to conduct our business.

All of our pilots, flight attendants, mechanics and maintenance clerks, and dispatchers are represented by unions. Collectively, these employees represented approximately 40% of our workforce as of December 31, 2010. The collective bargaining agreements became amendable in 2010 for the pilots, 2002 for the flight attendants, and 2005 for the mechanics. If we are unable to reach agreement with any of our unionized work groups on the terms of their collective bargaining agreements when they are up for renewal, we may be subject to work interruptions and/or stoppages, which could adversely affect our business, financial condition, operating results and cash flows. A labor disruption or labor strike at either of our code share partners could have the same effects.

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

In 2010 Congress passed legislation, effective in July 2013, which may require the company to alter its minimum flight crew (pilot) hiring requirements for First Officers. The new legislation will require a minimum of 1,500 hours of piloting experience and Airline Transport Pilot FAA certification. This Act is subject to further rulemaking and the FAA Administrator has been designated by Congress with the authority to grant exemptions to the new hiring standard subject to the development of specialized pilot training programs. The airline industry has had a long history of recognizing regional airlines, such as Great Lakes, for providing initial FAR Part 121 pilot experience development.

With the most recent economic recession and the statutory retirement age for airline pilots increasing from age 60 to age 65, the airline industry has experienced a reduced level of pilot hiring as pilots have been allowed to extend their careers. New student pilot certificates have decreased dramatically in the past three years and subsequently the pool of eligible pilots qualified to be new hires into the airline industry has been diminishing significantly. The new federally mandated changes to hiring requirements, along with the current reduction of eligible and qualified pilot work force, could create a potentially serious regional airline pilot shortage. Depending on the outcome of this rulemaking, the provisions could significantly negatively impact the supply of pilots available to conduct our flight operations.

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

As of December 31, 2010, we operated a fleet of 32 Beechcraft Model 1900D 19-passenger aircraft and 6 Embraer Brasilia Model 120 30-passenger aircraft, neither of which of which are currently being manufactured. These aircraft types continue to receive factory parts, manufacturing and engineering support. We may experience increased maintenance costs as our fleet ages.

Risks Related to Our Securities

We are controlled by two principal stockholders.

Raytheon, our principal creditor, owns 5,371,980 shares of our outstanding common stock, representing approximately 37.6% of our outstanding shares. Raytheon acquired the shares in consideration for concessions granted by Raytheon to our company pursuant to a restructuring agreement we entered into in 2002.

Our Chairman of the Board and President, Douglas G. Voss, beneficially owns or controls 4,160,247 shares of our outstanding common stock, representing approximately 29.1% of our outstanding shares.

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

The price of our common stock may fluctuate, depending on many factors, some of which are beyond our control and may not be related to our operating performance. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the stock. The price of our common stock will be determined in the marketplace and may be influenced by many factors, including:

•	the extremely limited “float” in the public market;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of companies in the airline industry;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of financial market analysts;

•	regulatory changes affecting the airline industry;

•	investor perceptions of our industry, in general, and our company, in particular;

•	passenger concerns about the safety of air travel, in general, and public perceptions of our company, in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	major catastrophic events;

•	loss of external funding sources;

•	sales of large blocks of our stock or sales by insiders; or departures of key personnel.

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

In the event we identify control deficiencies that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements, and the trading price of our common stock and our ability to obtain any necessary equity or debt financing could suffer.

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

If we were to issue additional equity securities in the future, other than pursuant to certain benefits plans and other excepted issuances, such issuance would require approval from Raytheon under our 2007 agreement. Raytheon has such rights while debt is outstanding under our 2007 agreement. In addition, Raytheon has certain rights to purchase a specified number of shares in any new offering, subject to certain exceptions. While we have no plans to issue securities in a manner that would require the consent of Raytheon, we could elect to do so in the future. Such issuances would dilute the holdings of existing common stockholders.

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

Aircraft

We operate a total of 38 aircraft consisting of 32 19-passenger Beechcraft 1900D aircraft and six 30-passenger Embraer Brasilia aircraft. The average age of our fleet is approximately 16 years. Twenty-five of the Beechcraft 1900D aircraft are owned and seven are leased. Four of the Embraer Brasilia aircraft are owned and two are leased. All of our owned aircraft are pledged as security for our loan agreements with Raytheon.

Ground Facilities

We lease approximately 94,000 square feet of space for maintenance, operations, and administration in Cheyenne, Wyoming.

On September 1, 2008 we entered into a lease for an approximate 120,000 square foot hangar and aircraft maintenance facility in Farmington, NM.

At March 1, 2011 we leased gate, terminal and ramp facilities at 56 airports where ticketing and passenger loading and unloading are handled by Great Lakes personnel.

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

Stock Quotations	High	Low
2010:
First quarter	$1.50	$1.20
Second quarter	1.69	1.36
Third quarter	1.61	1.05
Fourth quarter	2.50	1.35

2009:
First quarter	$1.90	$1.02
Second quarter	1.85	1.10
Third quarter	1.59	0.25
Fourth quarter	1.55	1.00

As of March 1, 2011, we had approximately 297 record holders of our Common Stock.

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

There were no sales of unregistered securities of the Company during the fiscal year ended December 31, 2010.

See Item 12 with respect to securities authorized for issuance under equity compensation plans.

Item 6.	SELECTED FINANCIAL AND OPERATING DATA

The following statement of operations and balance sheet data as of, and for each of the years in the five-year period ended December 31, 2010 have been derived from our audited financial statements. The financial statements as of December 31, 2010 and 2009, and for each of the years in the three-year period ended December 31, 2010, and the audit report thereon, are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010 (9)	2009	2008	2007	2006
	(in thousands, except per share and selected operating data)
Statement of Operations Data:
Passenger revenues	$63,066	$58,737	$75,719	$73,283	$62,477
Public service revenues	60,398	61,258	39,250	24,149	23,851
Freight, charter, and other	1,937	1,849	1,187	728	1,286

Total operating revenues	125,401	121,844	116,156	98,160	87,614

Operating expenses:
Salaries, wages and benefits	32,847	31,500	26,834	22,505	20,993
Aircraft fuel	31,374	26,631	38,556	24,913	19,517
Aircraft maintenance, material, and repairs	16,066	16,925	13,774	13,781	11,585
Depreciation and amortization	5,300	5,641	5,606	5,632	5,744
Aircraft rental	2,294	2,066	968	620	1,666
Other rentals and landing fees	5,717	6,646	5,162	4,225	4,566
Other operating expense	21,160	20,490	18,411	15,949	14,707

Total operating expenses	114,758	109,899	109,311	87,625	78,778

Operating income	10,643	11,945	6,845	10,535	8,836

Interest expense, net	(1,910)	(2,160)	(2,336)	(2,319)	(3,540)
Gain on extinguishment of debt and deferred leases	—	—	—	412	10,498

Income before income taxes	8,733	9,785	4,509	8,628	15,794
Income tax benefit (expense)	(3,680)	(4,003)	(2,568)	9,585	(115)

Net income	$5,053	$5,782	$1,941	$18,213	$15,679

Net income per share:
Basic	$0.35	$0.40	$0.14	$1.29	$1.11
Diluted	0.35	0.40	0.13	1.26	1.09

Average number of common shares outstanding:
Basic	14,292	14,292	14,237	14,077	14,072
Diluted	14,446	14,442	14,414	14,446	14,380

Balance Sheet Data:
Working capital (deficit)	$(18,778)	$9,647	$3,086	$3,764	$(3,462)
Total assets	84,350	84,644	86,217	92,049	82,312
Long-term debt (including current installments) and long-term debt classified as current	43,988	51,779	59,411	67,202	75,523
Stockholders’ equity (deficit)	28,941	23,887	17,385	15,364	(2,872)

	Year Ended December 31,
	2010		2009		2008		2007		2006
Selected Operating Data (unaudited):
Available seat miles (in thousands) (1)	388,162		401,068		360,636		318,524		283,272
Revenue passenger miles (in thousands) (2)	149,131		134,077		154,655		157,144		132,251
Revenue passengers carried	499,439		481,668		569,846		578,773		504,666
Departures flown	82,802		92,517		82,477		68,360		61,806
Passenger load factor (3)	38.4%		33.4%		42.9%		49.3%		46.7%
Average yield per revenue passenger mile (4)	42.3	¢	43.8	¢	49.0	¢	46.6	¢	47.2	¢
Revenue per available seat mile (5)	32.3	¢	30.4	¢	32.2	¢	30.8	¢	30.9	¢
Operating cost per available seat mile (6)	29.6	¢	27.4	¢	30.3	¢	27.5	¢	27.8	¢
Average passenger fare (7)	$126.27		$121.94		$132.88		$126.62		$123.80
Average passenger trip length (miles) (8)	299		278		271		272		262
Aircraft in service (end of period)	38		38		34		31		31
Destinations served (end of period)	58		62		59		44		37

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Operating cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.
(9)	The working capital deficit of $18.8 million, at December 31, 2010, is due to our aircraft notes for 25 Beechcraft 1900D aircraft maturing on June 30, 2011 which requires a $32.7 million balloon payment. This debt is included in current notes payable and current maturities of long-term debt.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Great Lakes began providing air charter service in 1979, and has provided scheduled passenger service since 1981. We provide scheduled local services to our hubs under the Great Lakes brand. Connecting code share products are available to both United and Frontier Airlines at selected hubs. As of March 1, 2011, we provided passenger service to 56 airports in 14 states.

Financial Highlights

We had operating revenue of $125.4 million for the year ending December 31, 2010, a 2.9 percent increase compared to operating revenue of $121.8 million for the year ending December 31, 2009. The increase in operating revenue is due to passenger revenue increasing $4.3 million, offset by public service revenue decreasing $0.9 million. The $4.3 million increase in passenger revenue in 2010 can be attributed to (i) a 3.7 percent (approximately 18,000) increase in passenger enplanements, and (ii) a 3.6 percent (approximately $4.33) increase in average fares.

We had operating income of $10.6 million for the year ending December 31, 2010, a 10.9 percent decrease compared to operating income of $11.9 million for the year ending December 31, 2009. The decrease in operating income is mostly attributable to increases in fuel prices resulting in a $4.7 million increase in fuel cost in 2010.

We had net income of $5.1 million for the year ending December 31, 2010, a 12.6 percent decrease compared to net income of $5.8 million for the year ending December 31, 2009. The decrease in net income is primarily a result of the increase in fuel costs.

Results of Operations

(dollars in thousands)

	For the Years Ended December 31,
	2010				2009				2008
	Amount	Cents per ASM		% Increase (decrease) from 2009	Amount	Cents per ASM		% Increase (decrease) from 2008	Amount	Cents per ASM
Operating revenues:
Passenger	$63,066			7.4%	$58,737			(22.4)%	$75,719
Public service	60,398			(1.4)	61,258			56.1	39,250
Other	1,937			4.8	1,849			55.8	1,187

Total operating revenues	125,401			2.9%	121,844			4.9%	116,156

Salaries, wages, and benefits	32,847	8.5	¢	4.3%	31,500	7.9	¢	17.4%	26,834	7.4	¢
Aircraft fuel	31,374	8.1		17.8	26,631	6.6		(30.9)	38,556	10.7
Aircraft maintenance materials and component repairs	16,066	4.1		(5.1)	16,925	4.2		22.9	13,774	3.8
Depreciation and amortization	5,300	1.4		(6.0)	5,641	1.4		0.6	5,606	1.6
Aircraft rental	2,294	0.6		11.0	2,066	0.5		113.4	968	0.3
Other rentals and landing fees	5,717	1.5		(14.0)	6,646	1.7		28.7	5,162	1.4
Other operating expense	21,160	5.5		3.3	20,490	5.1		11.3	18,411	5.1

Total operating expenses	114,758	29.7	¢	4.4%	109,899	27.5	¢	0.5%	109,311	30.3	¢

Operating income	$10,643				$11,945				$6,845

	2010		Increase/ (decrease) from 2009	2009		Increase/ (decrease) from 2008	2008
Available seat miles (thousands)	388,162		(3.2)%	401,068		11.2%	360,636
Revenue passenger miles (thousands)	149,131		11.2%	134,077		(13.3)%	154,655
Passenger load factor	38.4%		15.0%	33.4%		(22.1)%	42.9%
Average yield per revenue passenger mile	42.3	¢	(3.4)%	43.8	¢	(10.6)%	49.0	¢
Revenue per available seat mile	32.3	¢	6.3%	30.4	¢	(5.6)%	32.2	¢
Cost per available seat mile	29.6	¢	8.0%	27.4	¢	(9.6)%	30.3	¢

Comparison of 2010 to 2009

Passenger Revenues. Passenger revenues increased 7.4% from 2009. The increase in passenger revenues was largely due to an 11.2% increase in revenue passenger miles offset by a 3.4% reduction in average yield per revenue passenger mile.

Public Service Revenues. Public service revenues earned through the Essential Air Service program decreased 1.4% to $60.4 million in 2010, as compared to $61.3 million in 2009. The decrease in public service revenues was mainly attributable to a net decrease in communities served by us under the Essential Air Service Program, partially offset by an increase in service renewals supporting higher subsidy levels. In January of 2010, we exited the St. Louis EAS hub and transitioned EAS service to Ft. Leonard Wood, MO to our Kansas City EAS hub. In April of 2010, we also discontinued EAS service to Manhattan and Salina KS, from our Kansas City EAS hub. The discontinuation of these EAS routes, offset by increases in other public service revenues, resulted in a net decrease of $0.9 million of EAS revenue in 2010 as compared to 2009.

In February 2011, the Company transitioned EAS service to Joplin MO. Additionally, the Company expects to transition current EAS service and discontinue service to Ironwood MI, Manistee, MI, Rhinelander, WI, Grand Island, NE, and all seven communities currently serviced in Montana.

We deliberately chose to exit these markets. No single route is significant to our operations and we have the ability to redeploy capacity to other markets. Due to the substantial downsizing of connecting capacity at these EAS hubs, we determined that redeploying aircraft to hubs with greater connecting opportunities would offer the highest and best use of our aircraft.

Other Revenues. Other revenues increased 4.8% to $1.9 million in 2010. This increase was mainly due to ground handling services provided to other carriers who served the same locations in which we had ongoing operations, offset in part by a decrease in cargo revenue and charter income.

Operating Expenses. Total operating expenses increased 4.4%, or $4.9 million from the previous year, primarily related to fuel costs. Fuel costs increased 17.8%, or $4.7 million, from 6.6 cents per ASM in 2009 to 8.1 cents per ASM in 2010.

Salaries, wages, and benefits increased 4.3% to $32.8 million, which was primarily attributable to increasing insurance benefit costs and pay rate increases.

Aircraft fuel expense was $31.4 million, or 8.1 cents per ASM, in 2010, an increase of $4.7 million. In comparison, our aircraft fuel expense for 2009 was $26.6 million, or 6.6 cents per ASM. The average cost of fuel increased from $2.29 per gallon in 2009 to $2.83 per gallon in 2010. The effect of the $0.54 increase in cost per gallon increased our total fuel cost by $6.1 million in 2010. The 17.8% increase in our aircraft fuel expense is attributable to the 23.6% increase in the average cost of fuel per gallon, partially offset by a 4.7%

decrease in consumption resulting from the 3.2% decrease in ASMs. At 2010 rates of consumption, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $114,000 annually.

Aircraft maintenance, materials, and component repair expense was $16.1 million, or 4.1 cents per ASM, in 2010, a decrease of $0.9 million from 2009. In comparison, our aircraft maintenance, materials, and repairs expense for 2009 was $16.9 million, or 4.2 cents per ASM. The 5.1% decrease in 2010 aircraft maintenance was primarily attributable to the accelerated maintenance expenses associated with the preparation of six Company owned Beechcraft 1900D spare engines for installation on three Raytheon aircraft leased without engines during 2009.

Depreciation and amortization expense was $5.3 million during 2010 and $5.6 million during 2009. The decrease was primarily attributable to a reduction of depreciation on items becoming fully depreciated.

Aircraft rental expense was $2.3 million during 2010, an increase of 11.0% compared to $2.1 million during 2009. The increase was primarily attributable to the addition of four 1900D aircraft leases during 2009 from Raytheon.

Other rentals and landing fees decreased 14.0% to $5.7 million in 2010 from $6.6 million in 2009. The decrease in other rentals and landing fees expenses is mostly attributable to a retroactive annual rate adjustment from Denver International Airport whereby we received a net credit of $1.1 million, which was $0.6 million more than 2009. Additionally, we had a 10.5% decrease in departures flown, primarily attributable to the discontinuation of service to our former St. Louis hub, whereby we incurred less landing fee expense.

Other operating expenses increased 3.3% in 2010 to $21.2 million, or 5.5 cents per ASM from $20.5 million or 5.1 cents per ASM in 2009. The increase in other operating expenses is primarily due to an increase of approximately $0.9 million in passenger related expenses, $0.6 million in pilot training and associated lodging expenses and $0.2 million for other expenses. These were offset by reductions for professional fees of $0.5 million, deicing fluid expense of $0.3 million and contract maintenance of $0.2 million.

Interest Expense. Interest expense was $1.9 million during 2010, a decrease of 11.6% from $2.2 million in 2009. The decrease was mostly the result of interest on the lower principal portion of long-term debt balance, partially offset by a reduction in deferred debt restructuring gain amortization in interest expense related to the restructured Raytheon debt in 2002.

Income Tax Expense. We had income tax expense of $3.7 million in 2010 compared to $4.0 million in 2009. The provision for income taxes, as a percentage of income before taxes, increased to 42.1 percent in 2010 from 40.9 percent in 2009. The 2010 rate includes $0.1 million for the impact of changes in rates due to state apportionment of income factor changes and $0.1 million charge related to an increase of valuation allowances on state NOLs which were previously expected to be utilized prior to expiration.

As of December 31, 2010, we had approximately $46.4 million of federal net operating loss carryforwards, and $16.9 million in state net operating loss carryforwards, which will be available to offset future taxable income. A valuation allowance of approximately $624,608 remained at December 31, 2010 for state net operating loss carryforwards that may not be utilized before they expire.

Comparison of 2009 to 2008

Passenger Revenues. Passenger revenues decreased 22.4% from 2008. The decrease in passenger revenues was due to the 10.6% decrease in average yield per revenue passenger mile.

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

Aircraft maintenance, materials, and component repair expense was $16.9 million, or 4.2 cents per ASM, in 2009, an increase of $3.2 million from 2008. In comparison, our aircraft maintenance, materials, and repairs expense for 2008 was $13.8 million, or 3.8 cents per ASM. The 22.9% increase in 2009 aircraft maintenance was primarily attributable to aircraft component overhaul activity, flight hours used in the Term Cost Plan™ Agreement (the FMP contract) and increased parts usage associated with the seven additional aircraft placed in service in late 2008 through mid-year 2009.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $10.6 million at December 31, 2010 compared to $8.3 million at December 31, 2009. We had negative working capital of $18.8 million and a current ratio of 0.6:1 at December 31, 2010, compared to working capital of $9.6 million and a current ratio of 1.6:1 at December 31, 2009. The decrease in working capital, at December 31, 2010, is primarily due to our aircraft notes for 25 Beechcraft 1900D aircraft, which have a June 30, 2011 maturity and require a $32.7 million balloon payment, being included in current notes payable and current maturities of long-term debt.

Our principal creditor and largest single shareholder, Raytheon, holds the Company’s aircraft notes secured by 25 Beechcraft 1900D aircraft which mature on June 30, 2011. A $32.7 million balloon payment for all 25 aircraft notes is due upon maturity of the notes. In order to satisfy this obligation we will need to generate sufficient cash from operations to repay the obligation, secure alternative sources of financing with which to repay Raytheon, raise additional capital sufficient to repay Raytheon, refinance the obligation with Raytheon, or achieve a combination of any or all of the foregoing to satisfy the terms of the aircraft notes.

It is management’s plan to obtain new financing with a different lender. Furthermore, it is management’s intention to continue the operations of the business in the normal course. As of April 5, 2011, we have not extended the terms of the Aircraft Notes or secured alternative sources of financing to satisfy these obligations. Further, we have not generated sufficient cash from operations to be able to make a June 30, 2011 payment to Raytheon in the amount of $32.7 million. Raytheon has informed the Company that it does not intend to extend or refinance the obligations due on June 30, 2011. In the event that we are unable to obtain new financing, Raytheon may exercise remedies available to it, including the foreclosure and taking of the 25 mortgaged aircraft and causing the $7.2 million Senior Note to become due and payable. If these events occur, we would be unable to fly our scheduled service, our passenger and EAS revenues would cease, and we would be forced to file for protection from our creditors.

Raytheon has informed the Company that it may exercise its contractual rights to terminate upon 90-days notice the leases for any or all of the seven aircraft the Company leases from Raytheon on or about April 15, 2011, depending on the Company’s progress on refinancing the debt due June 30, 2011. A termination notice dated April 15, 2011 would result in Great Lakes returning any or all of the seven leased aircraft to Raytheon on July 15, 2011. By that time, Great Lakes will have refinanced the debt due June 30, 2011, or will be in default thereunder. We have had communications with Raytheon whereby the aircraft may be available to the Company for purchase. In particular, three of the leased aircraft are operated with Company owned engines and we are leasing the airframes without engines, so these airframes may be able to be acquired at commercially reasonable prices.

Failure to successfully implement a refinancing plan or otherwise address this liquidity issue within the timeframe permitted will have a material adverse effect on our business, results of operations, and financial position. This raises substantial doubt as to our ability to continue operating as a going concern.

For additional information regarding Liquidity and Capital Resources see Item 1A “Risk Factors.”

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2010 was $10.6 million as compared to $8.3 million for the year ended December 31, 2009.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2010 was $2.8 million for the purchase of flight equipment and other property and equipment. Net cash used in investing activities for the year ended December 31, 2009 was $1.3 million.

Financing Activities. Cash used in financing activities for the year ended December 31, 2010 was $6.4 million. During the year ended December 31, 2010, we repaid $6.4 million on our notes payable.

Contractual Obligations

The following table summarizes our major contractual payment obligations as of December 31, 2010:

	2011 (1)	2012-2013	2014-2015	After 2015	Total
Long-term debt - contractual	$37,820,224	$3,555,543	$2,012,103	$—	$43,387,870
Contractual interest on long-term debt (2)	1,667,809	639,300	129,284	—	2,436,393

Total debt	39,488,033	4,194,843	2,141,387	—	45,824,263
Aircraft lease obligations	2,187,032	959,387	—	—	3,146,419

Total lease obligations	2,187,032	959,387	—	—	3,146,419

Total Obligations	$41,675,065	$5,154,230	$2,141,387	$—	$48,970,682

(1)	Approximately $32 million of aircraft debt associated with the Raytheon Aircraft Notes matures on June 30, 2011. This table does not contemplate refinancing of debt obligations.
(2)	The amounts shown represent contractual interest payable on the notes and exclude total adjustments of $599,945, for all periods, recorded under ASC 470-60-15 to the carrying value of the notes in the financial statements.

See discussion below for contractual interest obligations.

Contractual Interest Expense

Due to the amortization of the deferred gain on forgiveness of debt associated with our 2002 Restructuring Agreement with Raytheon, in accordance with procedures set forth in ASC Section 470-60-15 (originally pursuant to SFAS No. 15- Accounting by Debtors and Creditors for Troubled Debt Restructurings), our recorded interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon notes. During 2010, our contractual interest expense for all long-term debt obligations was $3.2 million. In 2010, we amortized $1.3 million of the deferred gain on forgiven debt associated with the Raytheon 2002 Restructuring Agreement in accordance with ASC Section 470-60-15. As a result, our net interest expense on long-term debt obligations, as reflected on the financial statements, was $1.9 million.

The projected contractual interest expense on our long-term obligations (based on the interest rate stated in the debt instruments) for the next five years and thereafter is as follows:

Maturity	Fixed Rate Contractual Interest	Average Fixed Interest Rate
2011	$1,667,809	6.823%
2012	378,842	7.000%
2013	260,458	7.000%
2014	125,415	7.000%
2015	3,869	7.000%
Thereafter	—	—%

In comparison, after applying the amortization of the deferred gain on forgiven debt amounts against our contractual interest expense, our reportable interest expense using ASC 470-60-15 for long-term obligations that are due in the five subsequent years and thereafter is estimated to be as follows:

Maturity	Fixed Rate Interest adjusted for Deferred Debt Restructuring Gain	Avg. Fixed Interest Rate adjusted for Deferred Debt Restructuring Gain
2011	$1,067,864	4.369%
2012	378,842	7.000%
2013	260,458	7.000%
2014	125,415	7.000%
2015	3,869	7.000%
Thereafter	—	—%

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

Accounting for Maintenance Deposits. We have evaluated the maintenance deposits on account which relate to two Brasilia aircraft and amount to approximately $2 million at December 31, 2010 and determined that, based on historical and forecasted usage of the aircraft, that all amounts on deposit are probable of being returned as a result of the maintenance expected to be performed on the aircraft’s components prior to the leased aircraft’s lease expiration (April 2013). If amounts paid on deposit are probable of being returned, as a result of the maintenance expected to be performed on the aircraft’s components prior to lease expiration, we will treat that amount paid as a refundable deposit. If, based on historical and forecasted usage of the aircraft, we do not expect an amount paid to be returned, we will expense that amount as maintenance expense at the time that expense is incurred. We will continue to evaluate our maintenance deposit account as the leases progress toward lease termination, and make the determination if any maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

Inventories. Inventories are comprised primarily of expendable spare aircraft parts, fuel, materials, and supplies relating to flight equipment, which are recorded at the lower of cost (average cost) or market. Expendable spare aircraft parts are subject to reserves for obsolescence.

Aircraft Valuation and Impairments. In accordance with ASC Section 360-10-35 (originally Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of) long-lived assets, such as property, plant, equipment and aircraft, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The tax net operating loss carryforwards (NOLs) that have been generated are due in large part to the accelerated depreciation of property and equipment over a shorter useful life for tax purposes. Our NOLs will expire between 2020 and 2024. The book basis of property and equipment is approximately $45.9 million greater than the tax basis at December 31, 2010, all of which is expected to reverse during periods in which NOLs are available. Approximately $12.0 million ($624,000 tax effected) of state NOLs are expected to expire unused and accordingly a valuation allowance has been provided for these deferred tax assets. Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, the Company believes it is more likely than not that it will realize the benefits of most of the deductible temporary differences and NOLs. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of December 31, 2010, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 27.3% of our operating expenses in 2010. At 2010 rates of consumption, a one cent increase or decrease in the per gallon price of fuel would increase or decrease our fuel expense by approximately $114,000 annually.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At December 31, 2010, all of the Company’s long-term debt was financed with fixed interest rates, thereby eliminating our current exposure to increases in interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of December 31, 2010, 2009 and 2008, together with the Report of the Company’s Independent Registered Public Accounting Firm, are included in this Form 10-K on the pages indicated below.

Supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Great Lakes Aviation, Ltd.:

We have audited the accompanying balance sheets of Great Lakes Aviation, Ltd. (the Company) as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has $38.4 million of debt payments and maturities due in 2011, including a one-time payment in the amount of $32.7 million due on June 30, 2011. The Company’s cash flows from operations are not sufficient to fund these debt obligations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Denver, Colorado

April 5, 2011

GREAT LAKES AVIATION, LTD.

Balance Sheets

December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash	$5,716,105	$4,327,538
Accounts receivable	9,100,412	9,528,102
Inventories	6,591,209	6,372,757
Prepaid expenses and other current assets	2,037,525	1,079,131
Deferred income taxes	3,770,873	4,012,275

Total current assets	27,216,124	25,319,803

Property and equipment:
Flight equipment	114,415,177	112,728,482
Other property and equipment	9,485,938	8,821,022
Less accumulated depreciation and amortization	(70,714,717)	(65,650,280)

Total property and equipment	53,186,398	55,899,224

Maintenance deposits	2,024,444	1,562,568
Other assets	1,923,459	1,862,089

Total assets	$84,350,425	$84,643,684

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current maturities of long-term debt	$38,420,169	$7,791,492
Accounts payable	3,233,965	3,589,133
Accrued interest, unearned revenue and other liabilities	4,340,469	4,292,574

Total current liabilities	45,994,603	15,673,199

Long-term debt, net of current maturities	5,567,646	43,987,815
Other long-term liabilities	—	152,866
Deferred income taxes	3,812,182	860,251
Deferred credits	35,435	82,272

Total liabilities	55,409,866	60,756,403

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.
No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares.
Issued and outstanding: 14,291,970 shares	142,920	142,920
Paid-in capital	33,568,669	33,568,669
Accumulated deficit	(4,771,030)	(9,824,308)

Total stockholders’ equity	28,940,559	23,887,281
Commitments and contingencies

Total liabilities and stockholders’ equity	$84,350,425	$84,643,684

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Operating revenues:
Passenger	$63,065,692	$58,736,610	$75,719,222
Public service	60,398,036	61,258,859	39,250,276
Freight, charter, and other	1,936,602	1,849,162	1,187,148

Total operating revenues	125,400,330	121,844,631	116,156,646

Operating expenses:
Salaries, wages, and benefits	32,846,739	31,500,185	26,833,757
Aircraft fuel	31,374,203	26,630,846	38,556,174
Aircraft maintenance, materials, and repairs	16,065,583	16,925,204	13,774,409
Depreciation and amortization	5,300,217	5,640,649	5,606,241
Aircraft rental	2,294,100	2,066,334	967,710
Other rentals and landing fees	5,717,207	6,646,086	5,162,310
Other operating expense	21,159,510	20,489,441	18,410,838

Total operating expenses	114,757,559	109,898,745	109,311,439

Operating income	10,642,771	11,945,886	6,845,207
Other expense:
Interest expense net of interest income of $6,104, $7,949 and $85,550 respectively	(1,909,642)	(2,160,483)	(2,336,322)

Total other expense	(1,909,642)	(2,160,483)	(2,336,322)

Income before income taxes	8,733,129	9,785,403	4,508,885
Income tax expense	(3,679,851)	(4,003,519)	(2,567,541)

Net income	$5,053,278	$5,781,884	$1,941,344

Net income per share:
Basic	$0.35	$0.40	$0.14
Diluted	0.35	0.40	0.13
Average shares outstanding:
Basic	14,291,970	14,291,970	14,237,325
Diluted	14,445,732	14,442,357	14,414,207

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Years Ended December 31, 2010, 2009, and 2008

	Common stock			Accumulated
	Shares	Amount	Paid-in capital	deficit	Total

Balance at December 31, 2007	14,091,970	$140,920	$33,490,669	$(18,267,974)	$15,363,615

Issuance of common stock	200,000	2,000	78,000	—	80,000
Net income and comprehensive income	—	—	—	1,941,344	1,941,344

Balance at January 1, 2009	14,291,970	142,920	33,568,669	(16,326,630)	17,384,959

Cumulative effect of change in accounting for maintenance deposits (Note 2)	—	—	—	720,438	720,438

Revised balance at January 1, 2009	14,291,970	142,920	33,568,669	(15,606,192)	18,105,397

Net income and comprehensive income	—	—	—	5,781,884	5,781,884

Balance at December 31, 2009	14,291,970	142,920	33,568,669	(9,824,308)	23,887,281

Net income and comprehensive income	—	—	—	5,053,278	5,053,278

Balance at December 31, 2010	14,291,970	$142,920	$33,568,669	(4,771,030)	$28,940,559

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,053,278	$5,781,884	$1,941,344
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,300,217	5,640,649	5,606,241
Loss on items beyond economic repair	178,341	148,481	135,691
Amortization of deferred debt restructuring gain	(1,344,610)	(1,517,335)	(1,685,890)
Deferred tax expense	3,193,333	3,570,531	2,590,489
Change in current operating items:
Accounts receivable	427,690	(1,030,144)	(1,810,354)
Inventories	(218,452)	(2,100,496)	844,734
Prepaid expenses and other current assets	(958,394)	(293,608)	440,897
Maintenance deposits	(461,876)	(403,931)	—
Other assets	(61,370)	(238,420)	(517,007)
Accounts payable	(355,168)	(128,368)	259,703
Accrued interest, unearned revenue and other liabilities	47,895	(570,919)	126,632
Other long-term liabilities	(152,866)	(558,196)	(402,262)
Deferred credits	(46,837)	(46,838)	(46,837)

Net cash provided by operating activities	10,601,181	8,253,290	7,483,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(2,765,732)	(1,306,097)	(2,008,522)

Net cash flows used in investing activities	(2,765,732)	(1,306,097)	(2,008,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(6,446,882)	(6,114,139)	(6,105,120)
Proceeds from the issuance of common stock	—	—	80,000

Net cash used in financing activities	(6,446,882)	(6,114,139)	(6,025,120)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,388,567	833,054	(550,261)

Cash and Cash Equivalents:
Beginning of year	4,327,538	3,494,484	4,044,745

End of year	$5,716,105	$4,327,538	$3,494,484

Supplementary cash flow information:
Cash paid during the year for interest (contractual)	$3,260,357	$3,692,657	$4,107,762
Cash paid during the year for income taxes	$660,226	$299,950	$30,200

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

Note 1.	Business

Great Lakes Aviation, Ltd. (Great Lakes, the Company, we or us) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). The Company and United operate under a code share agreement that expires May 1, 2011. Terms of the agreement provide for the Company to implement United Airlines code sharing for destinations the Company currently services to and from Billings, MT, Denver, CO, Ontario, CA and Phoenix, AZ hubs.

The Company operates under a similar code share agreement with Frontier. While the Frontier agreement does not have a fixed termination date, it is terminable 180 days after written notice by either party. The Frontier agreement provides for the use of Frontier’s flight designator code on the Company’s flights connecting with Frontier’s flights in Albuquerque, NM, Billings, MT, Denver, CO, Milwaukee, WI, and Phoenix, AZ.

Currently, we estimate that approximately 35% of Great Lakes’ connecting passenger traffic utilizes the United code share product line and approximately 22% of Great Lakes’ connecting passenger traffic utilizes the Frontier code share product line.

Approximately 48%, 50%, and 34% of the Company’s total revenue during 2010, 2009, and 2008, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The EAS program is authorized by Congress under the recurring FAA Reauthorization process. The EAS program has received 18 short-term Congressional extensions of the program. This most recent extension, signed by the President on March 31, 2011, expires on May 31, 2011. Currently, the U. S. House of Representatives is working to pass its version of the FAA Reauthorization and Reform Act (H.R. 658) so that it may be forwarded to the U. S. Senate and House of Representative Conferees in an effort to assemble a merged bill with the U.S. Senate FAA Air Transportation Modernization and Safety Improvement Act (S.223). It is expected that the merged bill, when completed, will then be presented to the U. S. Senate and U. S. House of Representatives for confirmation votes and ultimately sent to the President of the United States for his signature and enactment into law.

Significant differences exist between the U.S. Senate version of the FAA Reauthorization legislation versus the U. S. House of Representatives version of the proposed legislation. Current draft language in the House bill phases out the EAS program in its entirety in 2013. The Senate bill maintains the existence of the EAS program with some meaningful changes. Community eligibility changes are promulgated that would reduce EAS program communities served anywhere from approximately 10 to 40 communities nationwide. This would be accomplished by extending mileage criteria to a community’s proximity to medium or large hubs from 70 to 90 miles and by requiring a minimum of ten passengers to be enplaned daily at eligible EAS service points. Due to the wide differences in the draft versions of the House and Senate bills, forecasting the outcome of the conference committee report and the resulting impact on the capacity that the Company dedicates to EAS and the corresponding revenue stream associated with the EAS program, is not possible.

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights and in certain locations, provides ground handling for other carriers.

As of December 31, 2010, the Company served fifteen states at 58 airports. The company operates hubs at Albuquerque, NM, Denver, CO, Las Vegas, NV, Milwaukee, WI, Ontario, CA, Phoenix, AZ, and Billings, MT. In January of 2010, the Company ceased its operations at its St. Louis, MO EAS hub. In April of 2010, we discontinued service to Manhattan and Salina, KS from Kansas City, MO. In April of 2010, we opened a new hub in Las Vegas, NV to serve Merced, CA and Kingman, AZ. On December 14, 2010, we transitioned Fort Leonard Wood, MO service to another carrier. In February of 2011 the Company ceased its operations at its Kansas City, MO EAS hub and transitioned Joplin, MO service to another carrier

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

There have been additional changes to operations since December, 31, 2010. On January 18, 2011, the DOT selected another carrier to provide subsidized EAS service at Ironwood, MI, and Manistee, MI. Service is expected to transition in April of 2011 at which time we will cease operations at our Milwaukee EAS hub and discontinue service to Ironwood, MI, Manistee, MI and Rhinelander, WI. On January 31, 2011 the DOT issued an order selecting another carrier to service Grand Island, NE. We expect to transition this service in June of 2011. On February 3, 2011 the DOT issued an order selecting another carrier to service the seven Montana communities which we currently serve. We anticipate the other carrier to commence service in May of 2011 at which time we will cease operations at our Billings, MT EAS hub and discontinue serving Glasgow, Glendive, Havre, Lewiston, Miles City, Sidney and Wolf Point, MT.

Liquidity

The Company has historically used debt to finance the purchase of its aircraft. At December 31, 2010, the Company has $38.4 million of long-term debt payments or debt maturity debt payments due in 2011 (see Note 6). At December 31, 2010, the largest portion of the Company’s long-term debt was held by the Company’s principal creditor and largest single shareholder, Raytheon Aircraft Credit Corporation (Raytheon). The notes which were used to finance the purchase of aircraft are secured by 25 Beechcraft 1900D aircraft and mature on June 30, 2011. A $32.7 million balloon payment for all 25 aircraft notes is due upon maturity of the notes. The Company’s cash flows from operations will not be sufficient to fund the balloon payment at June 30, 2011. The Company will need to secure alternative sources of financing with which to repay Raytheon, raise additional capital sufficient to repay Raytheon, refinance the obligation with Raytheon, or achieve a combination of any or all of the foregoing to satisfy the terms of the aircraft notes. A default on the aircraft notes could also result in other Raytheon debt being declared in default and subject to acceleration of the maturity of that debt.

It is management’s plan to obtain new financing with a different lender. Furthermore, it is management’s intention to continue the operations of the business in the normal course.

As of April 5, 2011, the Company has not refinanced the obligation or secured alternative sources of financing to satisfy the obligations. Raytheon has informed the Company that it does not intend to extend or refinance the obligations due on June 30, 2011. In addition, Raytheon has informed the Company that it may exercise its contractual rights to terminate the leases upon 90-days notice for any or all of the seven aircraft the Company leases from Raytheon on or about April 15, 2011, depending on the Company’s progress on refinancing the debt due June 30, 2011. A termination notice dated April 15, 2011 would result in Great Lakes returning any or all of the seven leased aircraft to Raytheon on July 15, 2011. By that time, Great Lakes will have refinanced the debt due June 30, 2011, or will be in default thereunder. There is no assurance that the Company will be successful in refinancing this debt or obtaining additional financing, and if available, there are no assurances that the financing will be at commercially acceptable terms. Failure to successfully implement a refinancing plan or otherwise address this liquidity issue within the timeframe permitted may have a material adverse effect on our business, results of operations, and financial position. These conditions and circumstances cast substantial doubt as to the Company’s ability to continue operating as a going concern.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

Additionally, if Congress were to choose to eliminate or substantially reduce the EAS program, the loss of all or a substantial portion of the Company’s EAS revenue would adversely affect our business, financial condition, operating results and cash flows. It could also adversely affect our ability to refinance or secure alternative sources of financing to satisfy our debt obligations.

NOTE 2.	Change in Accounting for Maintenance Deposits

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

The Company is required to make maintenance deposit payments for two of its Embraer EMB-120 Brasilia leased aircraft. At January 1, 2009, the Company had made maintenance deposits of approximately $1.1 million and as of December 31, 2010, the Company’s maintenance deposits were approximately $2.0 million. See Note 3(h) Summary of Significant Accounting Policies and Procedures – Maintenance Deposits for the Company’s accounting policy. As of December 31, 2010, the Company has evaluated the maintenance deposits on account and determined that, based on historical and forecasted usage of the aircraft, that all amounts on deposit are probable of being returned to the Company as a result of the maintenance expected to be performed on the aircraft’s components. The Company will continue to evaluate its maintenance deposit account as the leases progress towards lease expiration in April of 2013, and make the determination if any existing or future maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

Note 3.	Summary of Significant Accounting Policies and Procedures

(a) Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the salvage value of fixed assets; the valuation of deferred tax assets, fixed assets, maintenance deposits and inventory; and reserves for employee benefit obligations and other contingencies.

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

(c) Accounts Receivable. Substantially all accounts receivable balances are due from various airlines, credit card companies, or the United States government. The table below shows the composition and approximate percentages attributable to our receivables at December 31, 2010 and 2009.

	December 31,
	2010	2009
United Airlines	10%	8%
Frontier Airlines	10	9
Other Airlines	1	9
Credit card companies	14	13
United States government	62	59
Other	3	2

Total accounts receivable	100%	100%

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

(g) Other Assets. Other assets consist primarily of deposits with financial institutions, bonding companies, facilities lessors, aircraft lessors and others to secure the payment of fixed obligations. Deposits related to long-term facility leases were $1.0 million and $1.0, and aircraft lessors were $0.4 million and $0.4 million at December 31, 2010 and 2009, respectively.

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

(j) Code Share Relationships. At December 31, 2010, the Company operated under code share agreements with United Airlines and Frontier Airlines. These code share agreements are prorate agreements whereby the passenger’s fare is split between the two carriers based on the distance traveled by the passenger on each airline. Revenue from these code share agreements is recorded as passenger revenue when the services are rendered. The Company also participates in United’s “Mileage Plus” frequent flyer program. If a customer books travel on United which includes a segment on Great Lakes, the United customer earns points in their United frequent flier account for the miles flown on the Great Lakes segment. When a United frequent flier customer earns sufficient points to earn an award, he or she can choose whether to redeem those points on a United flight connecting with a Great Lakes flight. Our participation in United’s frequent flyer program does not require us to issue tickets in exchange for frequent flyer awards. Award redemption can only be facilitated through United on United flights in conjunction with a Great Lakes flight. Tickets sold to passengers on Great Lakes ticket stock for Great Lakes flight segments (ZK designator) are not eligible to accrue United frequent flyer credits. The Company accounts for the incremental cost to fly United frequent flyer passengers at the time of service since the Company does not have sufficient information to estimate future awards expected to be redeemed on a Great Lakes segment, and an estimated frequent flyer liability would be insignificant in the aggregate given the historical volume of awards used for flights including Great Lakes segments.

(k) Income Taxes. The Company accounts for income taxes using the asset and liability method. Under that method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

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

(m) Stock Option Plans. For the years ending December 31, 2010, 2009 and 2008 there were no stock-based compensation awards granted.

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

(p) Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, which amends ASC 820 to require the disclosure of additional information related to fair value measurement and provide clarification to existing requirements for fair value measurement disclosure. ASU 2010-06 was effective for the Company beginning January 1, 2010. The Company’s disclosures conform to the requirements of ASU 2010-06. Refer to Note 10 for additional discussion of fair value measurements.

On September 23, 2009, the FASB ratified ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force”. ASU No. 2009-13 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled “Revenue Arrangements with Multiple Deliverables.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company expects that the adoption of ASU 2009-13 in 2011 will not have a material impact on its consolidated financial statements.

Note 4.	Leases

Aircraft Leases

At December 31, 2010 and 2009 the Company operated two leased Embraer Brasilia Model 120 aircraft, which are accounted for under operating lease agreements that expire in April 2013. In addition to scheduled future minimum lease payments, the Company is required to make supplemental rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft which are reimbursable to the Company at the time maintenance overhauls are completed. These supplemental rentals are based on the number of flight hours flown and/or flight departures and are recorded as maintenance deposits. See Note 3(h) Summary of Significant Accounting Policies and Procedures – Maintenance Deposits for the Company’s accounting policy. The lease agreements also require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. During the years ended December 31, 2010, 2009 and 2008 supplemental rent payments were $486,848, $589,377 and $588,133, respectively.

At December 31, 2010, the Company operated seven Beechcraft 1900D aircraft leased from Raytheon which are accounted for under operating lease agreements which expire from October 2011 through July 2012. Either party may early terminate the leases upon 90 day notice. In addition, Raytheon has informed the Company that it may exercise its contractual rights to terminate the leases upon 90 day notice for any or all of the seven aircraft the Company leases from Raytheon on or about April 15, 2011, depending on the Company’s progress on refinancing the debt due June 30, 2011. A termination notice dated April 15, 2011 would result in Great Lakes returning any or all of the seven leased aircraft to Raytheon on July 15, 2011. Four of the aircraft were complete with engines and three aircraft were without engines. The lease agreements require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. In addition to scheduled future minimum lease payments, the Company is required to make payments to cover the cost of components related to leased engines, attached to four of the leased aircraft, as these components usable life cycle is consumed. During the years ended December 31, 2010, 2009 and 2008 engine consumption fees were $313,997, $314,462 and $27,322, respectively.

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

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

At December 31, 2010, commitments under non-cancelable operating leases (excluding aircraft supplemental rent requirements and assuming the aircraft leases are not terminated early) with terms in excess of one year were as follows:

	Aircraft	Other	Total
2011	$2,187,032	$—	$2,187,032
2012	834,387	—	834,387
2013	125,000	—	125,000
2014	—	—	—
2015	—	—	—
Thereafter	—	—	—

	$3,146,419	$—	$3,146,419

Facilities rental expense under operating leases, including month-to-month leases, for the years ended December 31, 2010, 2009 and 2008 was $2.8 million, $3.9 million, and $3.1 million, respectively.

Note 5.	Accrued Liabilities

Accrued liabilities consisted of the following balances at December 31, 2010 and 2009:

	2010	2009
Accrued expenses	$297,547	$272,937
Unearned revenue	1,810,263	1,882,106
Accrued property taxes	63,766	62,049
Accrued payroll	2,168,893	2,075,482

Total accrued liabilities	$4,340,469	$4,292,574

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

Note 6.	Notes Payable and Long-Term Debt

The following table sets forth, as of December 31, 2010 and December 31, 2009, the carrying amount of the Company’s long-term debt and the current maturities of long term debt. The carrying amount of the debt includes the principal payments contractually required under the debt agreements and the unamortized deferred debt restructuring gain. In 2002, the Company restructured its debt. The debt restructuring was accounted for as a troubled debt restructuring, which resulted in the Company recording a deferred gain that is being amortized into income as a decrease to interest expense over the remaining term of the debt:

	December 31, 2010	December 31, 2009
Long-term debt:
Raytheon Aircraft Notes - principal	$35,324,205	$40,368,310
Raytheon Senior Note - principal	8,063,665	9,466,440
Raytheon Aircraft Notes deferred debt restructuring gains	599,945	1,944,557

Total long-term debt	43,987,815	51,779,307
Less:
Current maturities of Raytheon Aircraft Notes - principal	(35,324,205)	(5,044,108)
Current maturities of Raytheon Senior Note - principal	(2,496,019)	(1,402,772)
Current portion of deferred debt restructuring gains	(599,945)	(1,344,612)

Total current portion	(38,420,169)	(7,791,492)

Total long-term portion	$5,567,646	$43,987,815

As of December 31, 2010, the Raytheon debt consisted of 25 Aircraft Notes secured by 25 Beechcraft model 1900D aircraft (the “Aircraft Notes”) and a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and substantially all of the other assets of the Company (the “Senior Note”) (collectively, the “Raytheon Notes”). Each of the Aircraft Notes bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1.3 million will be due for each aircraft ($32.7 million in total). The Aircraft Notes are accounted for as a current maturity of long-term debt as the notes mature within the next 12 months. The Senior Note bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the 30th day of each month. The Senior Note provides for payments of principal on June 30, September 30, and December 30 of each year until the note matures on December 30, 2015.

The debt agreement requires the Company to prepay amounts outstanding under the Company’s notes held by Raytheon in an amount equal to 70% of the “excess cash” for any fiscal year. “Excess cash” means as at the end of any fiscal year an amount equal to (i) the sum of the Company’s cash, cash equivalents and short term instruments, minus (ii) a minimum of $3.0 million plus 4% of the difference in revenue for the current year and revenue for the year ending December 31, 2006 of $87.6 million. Based on the Company’s financial results for the year ending December 31, 2009 the Company was not required to make an additional prepayment. In January of 2011, the Company made a mandatory prepayment of debt, applied to the Senior Note, in an amount of $843,247 due to the December 31, 2010 financial results.

The amount of long-term debt also includes deferred debt restructuring gains related to the aircraft notes pursuant to ASC Section 470-60-15. This additional debt is being amortized as a reduction of interest expense over the remaining term of the debt. Due to the amortization of the deferred debt restructuring gains on the Company’s restructured debt obligations to Raytheon, the Company’s interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon Aircraft Notes. During 2010, the Company’s contractual interest expense for all long-term debt was $3.3 million. The Company amortized $1.3 million, $1.5 million and $1.7 million of deferred debt restructuring gains for the year ending December 31, 2010, 2009 and 2008, respectively. The Company’s net interest expense on long-term debt obligations, as reflected in the financial statements, net of interest income, was $1.9 million, $2.2 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

Contractual Debt Payments. As of December 31, 2010, the long-term debt obligations due in the five subsequent years and thereafter under their contractual terms were as follows:

	Beechcraft 1900Ds	Other	Total
2011	$35,324,205	$2,496,019	$37,820,224
2012	—	1,652,772	1,652,772
2013	—	1,902,772	1,902,772
2014	—	1,902,772	1,902,772
2015	—	109,330	109,330
Thereafter	—	—	—

	35,324,205	8,063,665	43,387,870

Additional carrying value
Deferred debt restructuring gain	599,945	—	599,945

	$35,924,150	$8,063,665	$43,987,815

Note 7.	Income Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The tax net operating loss carryforwards (NOLs) that have been generated are due to historic operating losses that the Company had in previous years. The Company’s NOLs expire between 2020 and 2024. The book basis of property and equipment is approximately $45.9 million greater than the tax basis at December 31, 2010, all of which is expected to reverse during periods in which NOLs are available. Approximately $12.0 million ($625,000 tax effected) of state NOLs are expected to expire unused and accordingly a valuation allowance has been provided for these deferred tax assets. Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, the Company believes it is more likely than not that it will realize the benefits of most of the deductible temporary differences and NOLs. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company’s estimated net operating loss carryforwards for federal income tax purposes totaling approximately $46.4 million at December 31, 2010, expire in years 2020 through 2024 as follows (in thousands):

Year of Expiration	Amount
2020	17,882
2021	22,526
2023	4,011
2024	2,055

$46,474

In order for the Company to utilize these NOLs prior to expiration, the Company would need to generate taxable income of $44.8 million during the next 10 years, or approximately $4.4 million per year. The Company had taxable income of $10.0 million in 2010 and $10.6 million in 2009.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

Income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Current	Deferred	Total
Year ended December 31, 2010:
U.S. Federal	$232,586	$2,740,756	$2,973,342
State and local	$253,932	452,577	$706,509

	$486,518	$3,193,333	$3,679,851

Year ended December 31, 2009:
U.S. Federal	$200,909	$3,127,525	$3,328,434
State and local	232,079	$443,006	$675,085

	$432,988	$3,570,531	$4,003,519

Year ended December 31, 2008:
U.S. Federal	($43,301)	$2,197,034	$2,153,733
State and local	20,353	$393,455	$413,808

	($22,948)	$2,590,489	$2,567,541

The federal statutory tax rate of 35% differs from the Company’s effective income tax rate for the years ended December 31, 2010, 2009, and 2008 as follows:

	2010	2009	2008

Income tax expense at the federal statutory income tax rate	$3,056,595	$3,424,891	$1,578,110
State income tax expense, net of federal income tax benefit	280,601	428,787	293,105
Book expenses not deductible for tax purposes	164,025	134,800	110,939
Increase (Decrease) in valuation allowance	111,950	(117,192)	(90,000)
Expiration of NOLs unused	—	—	459,792
Impact of changes in rates	66,680	132,756	52,877
Other	—	(523)	162,718

Income tax expense	$3,679,851	$4,003,519	$2,567,541

Deferred tax assets (liabilities) as of December 31, 2010 and 2009, were as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$17,063,218	$20,799,921
Alternative minimum tax carryforwards	642,537	426,020
Deferred debt restructuring gain	229,405	743,524
Inventory reserve	858,462	911,787
Deferred revenue	692,202	719,644
Other reserves	306,200	367,551
Other	1,755	—

Total gross deferred tax assets	19,793,779	23,968,447
Less: valuation allowance	(624,608)	(512,808)

Net deferred tax assets	19,169,171	23,455,639
Deferred tax liabilities:
Property and equipment	(18,988,799)	(20,303,615)
Other	(221,681)	—

Total deferred tax (liability) asset	$(41,309)	$3,152,024

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

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

The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all of the Company’s employees. The Company matches up to 4% of participating employees’ contributions. Company contributions, net of forfeitures, totaled $340,630 in 2010, $294,594 in 2009, and $254,055 in 2008.

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

During the year ended December 31, 2010, there were no options granted. The Company did not realize any tax deductions related to the exercise of stock options during 2010, 2009 or 2008. The Company will record such deductions to additional paid in capital when realized. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2010 and 2009 was $262,148 and $210,541 respectively. There was no unrecognized compensation cost from unvested stock options at the implementation date of ASC Section 718-10-25 (originally pursuant to SFAS 123(R)-Share Based Payment).

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

A summary of the option activity under all stock option plans during the year ended December 31, 2010 is presented below:

	Shares	Weighted Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at January 1, 2010	230,000	$0.48
Granted	—	—
Canceled	20,000	1.06
Exercised	—	—

Outstanding at December 31, 2010	210,000	$0.51	2

Options exercisable at December 31, 2010	210,000	$0.51	2

Note 9.	Income Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented:

	2010			2009			2008
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic income per share attributable to common stockholders	$5,053,278	14,291,970	$0.35	$5,781,884	14,291,970	$0.40	$1,941,344	14,237,325	$0.14
Effect of dilutive securities: Stock options	—	153,762	—	—	150,387	—	—	176,882	(0.01)

Diluted income per share attributable to common stockholders	$5,053,278	14,445,732	$0.35	$5,781,884	14,442,357	$0.40	$1,941,344	14,414,207	$0.13

For the years ended December 31, 2010, 2009 and 2008, there were no stock options excluded from the calculation of diluted earnings per share.

Under the terms of the Company’s debt agreements with Raytheon, the Company is prohibited from paying dividends.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

Note 10.	Fair Value Measurements

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

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and long-term debt including the current portion. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The carrying value of our long term debt including the current portion reflects original cost net of unamortized deferred debt restructuring gain and was $43.4 million and $49.8 million as of December 31, 2010 and December 31, 2009, respectively. For additional information, see Note 6 Long-Term Debt.

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

Note 11.	Transactions with Affiliates

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for the leases were $28,500 in 2010, $28,500 in 2009, and $28,500 in 2008. As of December 31, 2010, Mr. Douglas Voss controlled 4,160,247 shares of common stock of the Company, representing an approximate 29.1% interest in the Company’s outstanding common stock.

As of December 31, 2010, Raytheon owned 5,371,980 shares of common stock of the Company, representing an approximate 37.6% interest in the Company’s outstanding common stock.

The Company made cash payments to Raytheon, consisting of principal and interest payments on debt, lease payments, lease deposits, and supplemental lease fees, of approximately $11.7 million, $11.7 million and $10.5 million in 2010, 2009 and 2008, respectively.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

Note 12.	Commitments and Contingencies

Litigation. The Company is a party to ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Union Agreements. As of March 1, 2011, approximately 40 percent of the Company’s employees are subject to union agreements.

The Company’s pilots are represented by the United Transportation Union (“UTU”). The pilot collective bargaining agreement became amendable on September, 16 2010. The Company and the UTU are currently engaged in contract mediation under the auspices of the National Mediation Board.

The Company’s flight attendants are also represented by the UTU, and the Company’s agreement with the flight attendants became amendable on April 1, 2002. The Company and the flight attendants are currently engaged in contract mediation under the auspices of the National Mediation Board.

The Company’s mechanics and maintenance clerks are represented by the International Association of Machinists and Aerospace Workers (“IAM”). We are currently engaged in contract mediation under the auspices of the National Mediation Board.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2010 and December 31, 2009

Note 13.	Selected Quarterly Financial Data (unaudited)

The following table presents selected quarterly unaudited financial data for quarters during the year ended December 31, 2010 and 2009 (in thousands, except for per share information):

	First	Second	Third	Fourth	Total
2010	Quarter	Quarter	Quarter	Quarter	Year
Operating revenues	$28,784	$31,026	$33,450	$32,140	$125,400
Operating income	154	3,049	4,778	2,662	10,643
Net income	(205)	1,424	2,693	1,141	5,053
Net income per share
Basic	$(0.01)	$0.10	$0.19	$0.08	$0.35
Diluted	(0.01)	0.10	0.19	0.08	0.35
Weighted average shares outstanding
Basic	14,292	14,292	14,292	14,292	14,292
Diluted	14,292	14,446	14,449	14,450	14,446

2009	Quarter	Quarter	Quarter	Quarter	Year
Operating revenues	$27,951	$29,837	$32,029	$32,027	$121,844
Operating income	777	3,322	4,571	3,275	11,945
Net income	93	1,597	2,487	1,605	5,782
Net income per share
Basic	$0.01	$0.11	$0.17	$0.11	$0.40
Diluted	0.01	0.11	0.17	0.11	0.40
Weighted average shares outstanding
Basic	14,292	14,292	14,292	14,292	14,292
Diluted	14,455	14,500	14,423	14,438	14,442

The above financial data includes normal recurring adjustments and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of such financial data. The Company’s business is seasonal and, accordingly, interim results are not indicative of results for a full year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2010. Management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on this assessment, management believes that as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

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

Our Directors

The following table and narrative provide information concerning the members of our board of directors as of March 1, 2011. Our directors are elected by a plurality of the votes cast. Each director has been appointed to serve until the next annual meeting of shareholders and until their respective successors are elected and duly qualified. There are no familial relationships between any director or officer.

Name	Age	Principal Occupation	Position with Company	Director Since
Douglas G. Voss	56	Chairman of the Board of Directors and President of Great Lakes Aviation, Ltd.	Chairman of the Board of Directors and President of Great Lakes Aviation, Ltd.	1979
A.L. Maxson(1)	75	Financial Consultant	Director	2010
Vernon A. Mickelson(1)(2)(3)	84	Business Consultant	Director	1994
A.R. Moulton, III(1)	68	Financial Consultant	Director	2005
Ivan L. Simpson(1)(2)(3)	60	Airline Transport Pilot for American Airlines	Director	1997

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating committee.

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

A.L. Maxson. Mr. Maxson became a director of the Company in August 2010. He previously served as the Company’s Chief Financial Officer and a director from 1993-1997. Mr. Maxson began his career in the aviation industry in 1966 when he joined Southern Airways, Inc. as its Controller and was made Chief Financial Officer shortly thereafter. Southern Airways, Inc. was ultimately merged with North Central Airlines Inc. to create Republic Airlines Inc., where Mr. Maxson also served as Chief Financial Officer. Mr. Maxson became Vice President Financial Planning for Northwest Airlines, Inc. upon that company’s acquisition of Republic Airlines, Inc. in 1986. Mr. Maxson remained with Northwest Airlines, Inc. until 1991, and was self-employed as a financial consultant during the period from 1991 to December of 1993. Since 1997, Mr. Maxson has been self-employed as a financial consultant. Mr. Maxson serves as one of our independent directors and our “audit committee financial expert,” and he brings to our board his financial expertise and industry perspective.

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

A.R. Moulton, III. Mr. Moulton became a director of the Company in September 2005. Until 2010 Mr. Moulton was a Managing Director of Airline Capital Associates, a consulting firm serving the commercial air transport sector. During his career at Airline Capital Associates he served as a financial advisor to manufacturing companies, financial institutions, and labor unions, providing advice on all aspects of the commercial air transportation industry. Prior to joining Airline Capital Associates in 1990, Mr. Moulton was a Senior Vice President and head of Bank of New England’s loan production office in New York City from June 1988 to June 1990. Prior to joining Bank of New England, Mr. Moulton was a Vice President at Morgan Guaranty Trust Company from April 1974 to June 1988. Mr. Moulton is qualified to serve on our board as one of our independent directors through his combination of over 35 years as a commercial banker and financial consultant, giving him financial and industry experience.

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

Audit Committee Matters

We have an audit committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act, comprised of A.L. Maxson, Vernon A. Mickelson, A.R. Moulton, III and Ivan L. Simpson. Under NASDAQ Marketplace Rules that would apply if our common stock was listed on NASDAQ, each member of the audit committee would be required to (i) be independent as defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules; (ii) meet the criteria for independence set forth in Rule 10A-3 under the Exchange Act; (iii) not have participated in the preparation of the financial statements of our company or any current subsidiary of our company at any time during the past three years, and (iv) be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. Our company’s board of directors has determined that each member of the audit committee would meet these requirements, except that Mr. Maxson is not independent under the specific standards applicable to audit committee members in Rule 10A-3 due to the consulting services he has provided to our company from time to time. The audit committee, Mr. Maxson abstaining, has considered this issue and has approved Mr. Maxson’s consulting services under its charter and Mr. Maxson’s service on the audit committee.

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

In addition, our board of directors has determined that Mr. Maxson qualifies as our audit committee financial expert under the rules of the SEC. Our audit committee charter is posted on our web site at www.flygreatlakes.com and is available in print upon written request to our Corporate Secretary at Great Lakes Aviation, Ltd., 1022 Airport Parkway, Cheyenne, WY 82001.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2010 and 2009:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(a)	Total ($)

Charles R. Howell IV	2010	155,000	—	3,100	158,100
Chief Executive Officer	2009	155,000	—	3,100	158,100

Michael O. Matthews	2010	150,000	—	6,000	156,000
Vice President and Chief Financial Officer	2009	150,000	—	6,000	156,000

Douglas G. Voss	2010	175,000	—	—	175,000
Chairman of the Board of Directors and President	2009	175,000	—	—	175,000

(a)	Represents matching contributions made by the company on behalf of Mr. Howell and Mr. Matthews under our 401(k) retirement savings plan. These matching contributions are subject to vesting in accordance with the terms of the plan. See discussion below under “Retirement Savings Plan.”

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards held by our named executive officers as of December 31, 2010:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Charles R. Howell IV	200,000	(a)	—	0.40	12/30/2012
Michael O. Matthews	—		—	N/A	N/A
Douglas G. Voss	—		—	N/A	N/A

(a)	These options vested as to 100,000 shares on each of December 31, 2003 and December 31, 2004.

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

Director Compensation

Our directors who are not employees of the company were paid a director fee consisting of a quarterly retainer fee of $1,000, $1,000 per day for each board conference attended and $1,000 for each board or committee meeting attended, plus reimbursement for all out-of-pocket expenses incurred on behalf of the company.

The following table sets forth information concerning the compensation of our non-employee directors for fiscal year 2010:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

James R. Link	5,000	—	5,000

A.L Maxson	6,000	13,463(a)	19,463

Vernon A. Mickelson	19,000	—	19,000

A.R. Moulton, III	12,000	—	12,000

Ivan L. Simpson	12,000	—	12,000

Messrs. Mickelson, Moulton and Simpson received $4,000 in quarterly retainer fees and $5,000 for five audit committee meetings, Mr. Maxson received $1,000 for quarterly retainer fees and $3,000 for three audit committee meetings and Mr. Link received $2,000 for quarterly retainer fees and $2,000 for two audit committee meetings. Messrs. Mickelson and Simpson received $2,000 for two compensation committee meetings and Messrs. Link and Moulton received $1,000 for one compensation committee meeting. Mr. Mickelson received $8,000, Messrs. Maxson and Moulton received $2,000 and Mr. Simpson $1,000 for conferences.

(a)	Mr. Maxson received consulting fees of $13,463 prior to becoming a board member in August of 2010.

The following table sets forth information concerning the outstanding stock options held by our non-employee directors as of December 31, 2010:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

A. L. Maxson	—	—	N/A	N/A

Vernon A. Mickelson	—	—	N/A	N/A

A.R. Moulton, III	—	—	N/A	N/A

Ivan L. Simpson	5,000(a)	—	1.31	5/17/2011

“	5,000(b)	—	0.31	5/17/2012

(a)	These options vested in their entirety on May 17, 2002.
(b)	These options vested in their entirety on May 17, 2003.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of the common stock as of March 1, 2011, by (i) each person known to the Company to own beneficially 5% or more of the common stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the summary compensation table, and (iv) all directors and executive officers of the Company as a group. The percentage of beneficial ownership is based on 14,291,970 shares outstanding as of March 1, 2011. Any shares that are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of common stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown, and none of the listed shares has been pledged as security. Unless otherwise indicated, the address for each listed shareholder is c/o Great Lakes Aviation, Ltd., 1022 Airport Parkway, Cheyenne, Wyoming 82001.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock (1)

Raytheon Aircraft Credit Corporation 10511 E. Central Avenue Wichita, Kansas 67206	5,371,980		37.6%

Douglas G. Voss	4,160,247	(2)	29.1%

Iowa Great Lakes Flyers, Inc. 10400 Milliron Road Cheyenne, Wyoming 82009	1,710,247	(3)	12.0%

Gayle R. Brandt 256 Emerald Meadows Drive Arnolds Park, Iowa 51331	1,420,753	(4)	9.9%

Charles R. Howell IV	200,000	(5)	1.4%

Ivan L. Simpson 15239 215th Ave. Spirit Lake, Iowa 51360	20,450	(6)	*

Vernon A. Mickelson 1209 3rd Avenue West Spencer, Iowa 51301	17,000		*

A.L. Maxson	2,000		*

Michael O. Matthews	—		—

A.R. Moulton, III	—		—

All directors and executive officers as a group (8 persons)	4,399,697	(7)	30.3%

*	Represents less than 1%.

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” as set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person, as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of March 31, 2011. The same shares may be beneficially owned by more than one person.
(2)	Mr. Voss is the beneficial owner of 4,160,247 shares. The 1,710,247 shares owned by Iowa Great Lakes Flyers, Inc. are included in the shares reported by Mr. Voss.
(3)	Beneficial ownership of these shares of Common Stock is shared with Douglas G. Voss.
(4)	According to Ms. Brandt’s most recent amendment to Schedule 13D, filed on September 23, 2010.
(5)	Represents 200,000 shares subject to currently exercisable options.
(6)	Includes 10,000 shares subject to currently exercisable options.
(7)	Includes an aggregate of 210,000 shares subject to currently exercisable options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	210,000	$0.51	—

Equity compensation plans not approved by security holders	—	—	—

Total	210,000	$0.51	—

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Transactions with Related Persons

Raytheon Aircraft Credit Corporation. As of March 1, 2011, Raytheon Aircraft Credit Corporation (Raytheon) owned 5,371,980 shares of our common stock, representing an approximate 37.6% interest in our outstanding common stock. We issued the shares to Raytheon in December 2002 as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. Raytheon is our principal creditor. As of March 1, 2011, Raytheon held promissory notes with a principal amount totaling approximately $49.0 million pursuant to our 2002 Restructuring Agreement. See Note 6 to the financial statements of our Form 10-K for a complete description of the Restructuring Agreement, including the continuing rights and obligations of the parties.

At March 1, 2011 the Company operated seven Beechcraft 1900D aircraft leased from Raytheon, four complete with engines and three without engines, which are accounted for under operating lease agreements. The lease agreements require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. In addition to scheduled future minimum lease payments, the Company is required to make payments to cover the cost of components related to leased engines, attached to four of the leased aircraft, as these components usable life cycle is consumed. During the years ended December 31, 2010 and 2009, engine consumption fees were $313,997 and $314,462 respectively.

Other than as set forth above, we have no transactions requiring disclosure under Item 404(a).

Director Independence

Our company’s board of directors is comprised of a majority of “independent” directors as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. Our independent directors are A.L. Maxson, Vernon A. Mickelson, A.R. Moulton, III and Ivan L. Simpson. James R. Link, a former director who died in May 2010, was also an independent director. Douglas G. Voss, our Chairman and President, is not an independent director. Our board of directors has an audit committee, compensation committee and nominating committee. Our nominating committee consists of members who are independent as defined in the applicable Marketplace Rules of the NASDAQ Stock Market. Each member of the compensation committee is a non-employee director as defined in Rule 16b-3 of the Exchange Act and is an outside director as defined in Section 162(m) of the Internal Revenue Code, and each member of our audit committee is independent as defined in Exchange Rule 10A-3 except Mr. Maxson. (See Item 10, Audit Committee Matters.)

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of KPMG LLP has been our independent auditors since 1998. Fees paid to KPMG LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services rendered by KPMG LLP for the years ended December 31, 2010 and 2009 were $303,590 and $383,440, respectively. Audit services consisted primarily of the audit and quarterly reviews of our financial statements, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, accounting and financial reporting consultations, and research work necessary to comply with generally accepted accounting principles.

Audit-Related Fees. Fees for audit-related services provided during the years ended December 31, 2010 and 2009 were $50,800 and $50,800, respectively. Audit-related services consisted primarily of professional services provided with respect to yearly audits of our 401(k) employee savings plan and Passenger Facility Charge audits.

Tax Fees. Fees for tax services billed during the years ended December 31, 2010 and 2009 were $0 and $0, respectively.

All Other Fees. During the fiscal year 2010 and fiscal year 2009, no other services were provided by KPMG LLP to the company.

Audit Committee Pre-Approval Policies and Procedures

The charter of our audit committee provides that the audit committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for our company by the independent auditors, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent auditors include the committee reviewing a budget for audit services, audit-related services, tax services, and other services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are anticipated at the time the budget is submitted. Committee approval would be required to exceed the budgeted amount for a particular category of services or to engage the independent auditors for any services not included in the budget. Budgeted amounts were not exceeded in 2010. The audit committee periodically monitors the services rendered by, and actual fees paid to, the independent auditors to ensure that such services are within the parameters approved by the committee. The text of the audit committee charter is posted on our web site at www.flygreatlakes.com. The audit committee pre-approved all of the services we received from KPMG LLP during fiscal year 2010.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial statements of the Company included in Item 8, “Financial Statements and Supplementary Data”:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2010 and 2009

(iii)	Statements of Income for the Years Ended December 31, 2010, 2009 and 2008

(iv)	Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

(v)	Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

(vi)	Notes to Financial Statements

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

GREAT LAKES AVIATION, LTD.

Dated: April 5, 2011	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael O. Matthews
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

Signature	Title	Date

/s/ Douglas G. Voss	Chairman of the Board and President	April 5, 2011
Douglas G. Voss

/s/ Charles R. Howell IV	Chief Executive Officer	April 5, 2011
Charles R. Howell IV	(Principal Executive Officer)

/s/ Michael O. Matthews	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	April 5, 2011
Michael O. Matthews

/s/ Vernon A. Mickelson	Director	April 5, 2011
Vernon A. Mickelson

/s/ Ivan L. Simpson	Director	April 5, 2011
Ivan L. Simpson

/s/ Albert L. Maxson	Director	April 5, 2011
Albert L. Maxson

/s/ Allan R. Moulton III	Director	April 5, 2011
Allan R. Moulton III

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (2)

10.2	Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan. (2)

10.3	Amended and Restated Restructuring Agreement dated as of March 9, 2007 by and between the Company and Raytheon Aircraft Credit Corporation, including First Amendment to Amended and Restated Restructuring Agreement, entered into as of March 23, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (12)

10.4	Senior Note, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (8)

10.5	First Amendment to Security Agreement dated as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (8)

10.6	Form of Amended and Restated Promissory Note relating to 1900D aircraft, dated as of March 9, 2007, issued by the Company to Raytheon Aircraft Credit Corporation. (8)

10.7	Security Agreement, dated December 31, 2002, by and between Raytheon Aircraft Credit Corporation and the Company. (3)

10.8	Fifth Amendment to Security Agreement, dated as of March 9, 2007 by and between Raytheon Aircraft Credit Corporation and the Company. (8)

10.9	Amended and Restated Security Agreement, dated December 31, 2002 by and between Raytheon Aircraft Credit Corporation and the Company. (3)

10.10	Form of First Amendment to Amended and Restated Security Agreement relating to 1900D aircraft, date as of March 9, 2007, by and between the Company and Raytheon Aircraft Credit Corporation. (8)

10.11	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (3)

10.12	Code Share and Regulatory Cooperation and Marketing Agreement, dated February 1, 2001, by and between United Air Lines, Inc. and the Company. (4)

10.13	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.14	Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company effective July 18, 2003. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (5)

10.15	Group A Engine Overhaul Note executed on December 31, 2003 by the Company and delivered to Raytheon Aircraft Credit Corporation. (6)

10.16	Amended and Restated Term Cost Plan Agreement™ dated July 19, 2006 by and between Pratt & Whitney Canada Corp. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (7)

10.17	Second Amendment to Amended and Restated Restructuring Agreement, entered into as of June 30, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (9)

10.18	Third Amendment to Amended and Restated Restructuring Agreement, entered into as of July 30, 2007, by and between Raytheon Aircraft Credit Corporation and the Company. (9)

10.19	Second Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company, dated November 1, 2007. (10)

10.20	Form of Aircraft Lease by and between Raytheon Aircraft Credit Corporation and the Company. (11)

10.21	Amendment No. 2 to Code Share Agreement, dated July 1, 2009 by and between Frontier Airlines, Inc. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (13)

10.22	Third Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company, dated October 29, 2010. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (14)

14	Code of Ethics. Available on the Company’s web site.

23	Consent of KPMG LLP.

24	Powers of Attorney. (included in signature page)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 000-23224)
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 000-23224)
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (File No. 000-23224)
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. (File No. 000-23224)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. (File No. 000-23224)
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (File No. 000-23224)
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. (File No. 000-23224)
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (File No. 000-23224)
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended. (File No. 000-23224)
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed July 14, 2009.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 30, 2009.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as amended December 20, 2010. (File No. 000-23224)