Form 10-Q
period 2011-03-31
GREAT LAKES AVIATION LTD
filed 2011-05-10
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 10, 2011, 14,291,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

i

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	March 31, 2011	December 31, 2010
Assets

Current assets:
Cash	$4,194,601	$5,716,105
Accounts receivable	9,298,157	9,100,412
Inventories	6,461,220	6,591,209
Prepaid expenses and other current assets	1,236,775	2,037,525
Deferred income taxes	3,770,873	3,770,873

Total current assets	24,961,626	27,216,124

Property and equipment:
Flight equipment	114,496,310	114,415,177
Other property and equipment	9,586,792	9,485,938
Less accumulated depreciation and amortization	(71,974,000)	(70,714,717)

Total property and equipment	52,109,102	53,186,398

Maintenance deposits	2,134,708	2,024,444
Other assets	1,934,291	1,923,459

Total assets	$81,139,727	$84,350,425

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current maturities of long-term debt	$35,953,285	$38,420,169
Accounts payable	3,142,661	3,233,965
Accrued interest, unearned revenue and other liabilities	4,674,869	4,340,469

Total current liabilities	43,770,815	45,994,603

Long-term debt, net of current maturities	5,567,646	5,567,646
Deferred income taxes	3,414,387	3,812,182
Deferred credits	23,726	35,435

Total liabilities	52,776,574	55,409,866

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares Issued and outstanding: 14,291,970 shares	142,920	142,920
Paid-in capital	33,568,669	33,568,669
Accumulated deficit	(5,348,436)	(4,771,030)

Total stockholders’ equity	28,363,153	28,940,559
Commitments and contingencies
Total liabilities and stockholders’ equity	$81,139,727	$84,350,425

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income (loss)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Operating revenues:
Passenger	$14,929,493	$13,438,897
Public service	14,235,396	14,580,175
Freight, charter, and other	525,824	764,641

Total operating revenues	29,690,713	28,783,713

Operating expenses:
Salaries, wages, and benefits	7,934,128	8,159,421
Aircraft fuel	9,410,691	7,131,222
Aircraft maintenance, materials, and repairs	4,220,153	4,546,837
Depreciation and amortization	1,306,523	1,359,147
Aircraft rental	573,525	573,525
Other rentals and landing fees	1,579,243	1,568,638
Other operating expenses	5,316,681	5,291,280

Total operating expenses	30,340,944	28,630,070

Operating income (loss)	(650,231)	153,643
Other expense:
Interest expense, net of interest incomeof $1,907 and $1,173, respectively	(418,413)	(495,430)

Loss before income taxes	(1,068,644)	(341,787)

Income tax benefit	491,238	137,247

Net loss	$(577,406)	$(204,540)

Net loss per share:
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)

Weighted average shares outstanding:
Basic	14,291,970	14,291,970
Diluted	14,291,970	14,291,970

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(577,406)	$(204,540)
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,306,523	1,359,147
Amortization of deferred debt restructuring gain	(299,933)	(343,529)
Loss on items beyond economic repair	35,637	56,025
Deferred tax benefit	(397,795)	(243,765)
Change in current operating items:
Accounts receivable	(197,745)	(115,930)
Inventories	129,989	441,270
Prepaid expenses and other current assets	800,750	250,493
Maintenance deposits	(110,264)	(142,327)
Other Assets	(10,832)	(18,609)
Accounts payable	(91,304)	543,491
Accrued interest, unearned revenue and other liabilities	334,400	323,460
Other long-term liabilities	—	(42,052)
Deferred credits	(11,709)	(11,709)

Net cash provided by operating activities	910,311	1,851,425

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(264,864)	(802,221)

Net cash used in investing activities	(264,864)	(802,221)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(2,166,951)	(1,238,104)

Net cash used in financing activities	(2,166,951)	(1,238,104)

NET DECREASE IN CASH	(1,521,504)	(188,900)

Cash
Beginning of period	5,716,105	4,327,538

End of period	$4,194,601	$4,138,638

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$720,237	$840,058

Cash paid during the period for income taxes	$68,600	$173,500

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Three Months Ended March 31, 2011

	Common stock			Accumulated
	Shares	Amount	Paid-in capital	deficit	Total
Balance at January 1, 2011	14,291,970	$142,920	33,568,669	(4,771,030)	$28,940,559
Net (loss)	—	—	—	(577,406)	(577,406)

Balance at March 31, 2011	14,291,970	$142,920	33,568,669	(5,348,436)	$28,363,153

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

March 31, 2011

(unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2010.

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

Business

Great Lakes Aviation, Ltd. (Great Lakes, the Company, we or us) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). The Company and United operate under a code share agreement that expires August 1, 2011. Terms of the agreement provide for the Company to implement United Airlines code sharing for destinations the Company currently services to and from Billings, MT, Denver, CO, Ontario, CA and Phoenix, AZ hubs.

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

Currently, we estimate that approximately 40% of Great Lakes’ connecting passenger traffic utilizes the United code share product line and approximately 21% of Great Lakes’ connecting passenger traffic utilizes the Frontier code share product line.

Approximately 48% and 51% of the Company’s total revenue during the three months ended March 31, 2011 and the year ended 2010, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The EAS program is authorized by Congress under the recurring FAA Reauthorization process. The EAS program has received 18 short-term Congressional extensions of the program. This most recent extension, signed by the President on March 31, 2011, expires on May 31, 2011. On April 1, 2011, the U.S. House of Representatives passed its version of the FAA Reauthorization and Reform Act (H.R. 658). It will be forwarded to the U.S. Senate and House of Representative Conferees in an effort to assemble a merged bill with the U.S. Senate FAA Air Transportation Modernization and Safety Improvement Act (S.223). It is expected that the merged bill, when completed, will then be presented to the U.S. Senate and U.S. House of Representatives for confirmation votes and ultimately sent to the President of the United States for his signature and enactment into law.

Significant differences exist between the U.S. Senate version of the FAA Reauthorization legislation versus the U.S. House of Representatives version of the proposed legislation. Current draft language in the House bill phases out the EAS program in its entirety in federal fiscal year 2013, which ends September 30, 2014. The Senate bill maintains the existence of the EAS program with some meaningful changes. Community eligibility changes are promulgated that would reduce EAS program communities served anywhere from approximately 10 to 40 communities nationwide.

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

As of March 31, 2010, the Company served fourteen states at 55 airports. As of May 10, 2011 we served 47 airports in 12 states with a fleet of six Embraer EMB-120 Brasilia and 32 Raytheon/Beechcraft 1900D regional airliners. The Company currently operates hubs at Albuquerque, NM, Denver, CO, Las Vegas, NV, Ontario, CA, Phoenix, AZ, and Billings, MT. On February 10, 2011, we transitioned Joplin, MO service to another carrier and ceased operations at our Kansas City, MO EAS hub. On April 18, 2011 we transitioned Ironwood and Manistee, MI and Rhinelander, WI service to another carrier and ceased operations at our Milwaukee, WI EAS hub. In the first two weeks of May, 2011 we discontinued service to Glasgow, Havre, Lewiston and Wolf Point, MT. We expect to discontinue service to Glendive, Miles City and Sidney, MT by May 31, 2011 thereby, terminating EAS service at our Billings, MT hub.

Liquidity

The Company has historically used debt to finance the purchase of its aircraft. At March 31, 2011, the Company has $36.0 million of long-term debt payments or debt maturity debt payments due in the next twelve months (see Note 6). At March 31, 2011, the largest portion of the Company’s long-term debt was held by the Company’s principal creditor and largest single shareholder, Raytheon Aircraft Credit Corporation (“Raytheon”). The notes, which were used to finance the purchase of aircraft, are secured by 25 Beechcraft 1900D aircraft and mature on June 30, 2011. A $32.7 million balloon payment for all 25 aircraft notes is due upon maturity of the notes. The Company’s senior note with Raytheon, in the amount of $7.2 million at March 31, 2011, is cross defaulted to the aircraft notes. In order to satisfy these obligations the Company will need to generate sufficient cash from operations to repay the obligations, secure alternative sources of financing with which to repay Raytheon, raise additional capital sufficient to repay Raytheon, refinance the obligations with Raytheon, or achieve a combination of any or all of the foregoing to satisfy the terms of the aircraft notes.

It is management’s plan to obtain new financing with a different lender. Furthermore, it is management’s intention to continue the operations of the business in the normal course.

As of May 10, 2011, we have not extended the terms of the aircraft notes or secured alternative sources of financing to satisfy these obligations. The Company has not generated sufficient cash from operations to be able to make a June 30, 2011 payment to Raytheon in the amount of $32.7 million. Raytheon has informed the Company that it does not intend to extend or refinance the obligations due on June 30, 2011. In the event that we are unable to obtain new financing, Raytheon may exercise remedies available to it, including the foreclosure and taking of the 25 mortgaged aircraft and causing the $7.2 million senior note to become due and payable. There is no assurance that the Company will be successful in refinancing this debt or obtaining additional financing, and if available, there are no assurances that the financing will be at commercially acceptable terms.

The inability to successfully implement a refinancing plan or otherwise address the Company’s liquidity issue within the timeframe permitted will have a material adverse effect on our business, results of operations, and financial position. This raises substantial doubt as to our ability to continue operating as a going concern.

Additionally, if Congress were to choose to eliminate or substantially reduce the EAS program, the loss of all or a substantial portion of the Company’s EAS revenue would adversely affect our business, financial condition, operating results and cash flows. It could also adversely affect our ability to secure alternatives sources of financing to satisfy our debt obligations.

The Company leases seven Beechcraft model 1900D aircraft from Raytheon whereby the terms of the operating leases provide for either party to terminate a lease upon 90 days notice. Raytheon has given notice of lease termination on the seven leased Beechcraft model 1900D aircraft, however, the first requested aircraft return would not occur until August 2011 and the last in January of 2012. Raytheon has stated that its notice is rescindable and deferrable at any time in the interim at Raytheon’s discretion. Further, Raytheon has communicated its willingness to engage in negotiations to sell the seven aircraft outright to the Company concurrent with the satisfaction of the Company’s obligations related to the Raytheon debt on the 25 Beechcraft model 1900D aircraft.

Since February 1, 2010 the Company has discontinued service, or has taken actions that commit it to discontinuing service by July 1, 2011, at 18 EAS communities, two non-EAS communities and four EAS hubs with no fleet changes. This is part of a deliberate strategy of re-focusing its route system on markets that are less dependent on EAS subsidy payments and less difficult to support operationally. The Company’s current fleet requirements have been reduced as a result of these route system changes, and some and or all of these seven leased aircraft from Raytheon will be surplus to our operational needs given the Company’s anticipated schedule changes in the fall of 2011. The phased withdrawal of these seven aircraft will begin concurrent with the end of the heavy summer travel season, and therefore is not expected to have a material effect on operations. When the Company began entering into the short-term leases with Raytheon, it did so to enable the Company the flexibility of returning excess aircraft if the EAS program were to undergo significant downsizing and/or the Company believed business conditions were such that it made sense to downsize the Beechcraft model 1900D fleet.

Recent Accounting Pronouncements

On September 23, 2009, the FASB ratified ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force”. ASU No. 2009-13 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled “Revenue Arrangements with Multiple Deliverables.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under previous rules. Additionally, the new guidance requires entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangement entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has evaluated and determined that the adoption of ASU No. 2009-13 has no impact on its financial position, results of operations, cash flows, and disclosures.

2.	Accounting for Maintenance Deposits

The Company is required to make maintenance deposit payments for two of its Embraer EMB-120 Brasilia leased aircraft. At January 1, 2011, the Company had made maintenance deposits of approximately $2.0 million and as of March 31, 2011, the Company’s maintenance deposits were approximately $2.1 million. These maintenance deposits are reimbursable to the Company as qualifying maintenance is performed on the aircraft and the Company incurs maintenance expense for the major components of the aircraft. ASC Subtopic 840-10 requires that lessees continually evaluate whether it is probable that an amount on deposit with a lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. When the underlying maintenance is performed, the maintenance costs shall be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. As of March 31, 2011, the Company has evaluated the maintenance deposits on account and determined that, based on historical and forecasted usage of the aircraft, that all amounts on deposit are probable of being returned to the Company as a result of the maintenance expected to be performed on the aircraft’s components. The Company will continue to evaluate its maintenance deposit account as the leases progress towards lease termination in April of 2013, and make the determination if any existing or future maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

3.	Share-Based Compensation

The Great Lakes Aviation, Ltd. 1993 Incentive Stock Option Plan and Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan both expired in 2003 and, therefore, no new options may be granted under either of these stock option plans. The Company has not established any new stock option plans for which it may grant stock options. The Company did not realize any tax deductions related to the exercise of stock options during the three month periods ended March 31, 2011 and March 31, 2010. The Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2011 and March 31, 2010, was $205,875 and $208,015 respectively.

4.	Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	March 31,
	2011	2010
Numerator:
Net Loss	$($577,406)	$($204,540)
Denominator:
Weighted average shares outstanding, basic	14,291,970	14,291,970
Dilutive effect of employee stock options	—	—

Weighted average shares outstanding, diluted	14,291,970	14,291,970

Net loss per share, basic	$(0.04)	$(0.01)
Net loss per share, diluted	$(0.04)	$(0.01)

For the respective three month periods ended March 31, 2011 and March 31, 2010, 147,054 and 150,684 stock options were excluded from the calculation of net income per diluted common share as the exercise of all such options during a period when the Company has generated a loss would be antidilutive to the Company’s loss per share.

5.	Accrued Liabilities

Accrued liabilities consisted of the following balances at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Accrued expenses	$293,297	$297,547
Unearned revenue	2,178,424	1,810,263
Accrued property taxes	168,855	63,766
Accrued payroll	2,034,293	2,168,893

Total accrued liabilities	$4,674,869	$4,340,469

6.	Long-Term Debt

The following table sets forth, as of March 31, 2011 and December 31, 2010, the carrying amount of the Company’s long-term debt and the current maturities of long term debt. The carrying amount of the debt includes the principal payments contractually required under the debt agreements and the unamortized deferred debt restructuring gain. In 2002, the Company restructured its debt. The debt restructuring was accounted for as a troubled debt restructuring which resulted in the Company recording a deferred gain that is being amortized into income as a decrease to interest expense over the remaining term of the debt:

	March 31, 2011	December 31, 2010
Long-term debt:
Raytheon Aircraft Notes - principal	$34,000,501	$35,324,205
Raytheon Senior Note - principal	7,220,418	8,063,665
Raytheon Aircraft Notes deferred debt restructuring gains	300,012	599,945

Total long-term debt	41,520,931	43,987,815

Less:
Current maturities of Raytheon Aircraft Notes - principal	(34,000,501)	(35,324,205)
Current maturities of Raytheon Senior Note - principal	(1,652,772)	(2,496,019)
Current portion of deferred debt restructuring gains	(300,012)	(599,945)

Total current portion	(35,953,285)	(38,420,169)

Total long-term portion	$5,567,646	$5,567,646

As of March 31, 2011, the Raytheon debt consisted of 25 Aircraft Notes secured by 25 Beechcraft model 1900D aircraft (the “Aircraft Notes”) and a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and substantially all of the other assets of the Company (the “Senior Note”) (collectively, the “Raytheon Notes”). Each of the Aircraft Notes bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears. The Aircraft Notes mature on June 30, 2011, at which time a final payment of $1.3 million will be due for each aircraft ($32.7 million in total). The Senior Note bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the 30th day of each month. The Senior Note provides for payments of principal on June 30, September 30, and December 30 of each year until the note matures on December 30, 2015. The Company’s senior note with Raytheon is cross defaulted to the aircraft notes. Raytheon would have the right to accelerate the Company’s $7.2 million senior note if the debt due June 30, 2011 goes into default.

The debt agreement requires the Company to prepay amounts outstanding under the Company’s notes held by Raytheon in an amount equal to 70% of the “excess cash” for any fiscal year. “Excess cash” means as at the end of any fiscal year an amount equal to (i) the sum of the Company’s cash, cash equivalents and short term instruments, minus (ii) a minimum of $3.0 million plus 4% of the difference in revenue for the current year and revenue for the year ending December 31, 2006 of $87.6 million. In January 2011, based on the Company’s “Excess cash” position for the year ending December 31, 2010, the Company made a prepayment of debt, applied to the Senior Note, in an amount of $843,247.

The amount of long-term debt also includes deferred debt restructuring gains related to the aircraft notes pursuant to ASC Section 470-60-15. This additional debt is being amortized as a reduction of interest expense over the remaining term of the debt. Due to the amortization of the deferred debt restructuring gains on the Company’s restructured debt obligations to Raytheon, the Company’s interest expense will be significantly less than the contractual interest expense throughout the terms of the Raytheon Aircraft Notes. During the first quarter of 2011 and 2010, the Company’s contractual interest expense for all long-term debt was $0.7 million and $0.8 million. The Company amortized $0.3 million and $0.3 million of deferred debt restructuring gains for the three month periods ending March 31, 2011 and 2010, respectively. The Company’s net interest expense on long-term debt obligations, as reflected in the financial statements, net of interest income, was $0.4 million and $0.5 million for the three month periods ended March 31, 2011 and 2010, respectively.

7.	Related Parties

As of March 31, 2011, Douglas G. Voss, the Company’s Chairman, President and major shareholder, was the beneficial owner of 4,160,247 shares of the Company’s common stock, representing 29.1% of the outstanding common stock of the Company. Accordingly, Mr. Voss is in a position to control the management and affairs of the Company.

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman, President and major shareholder. Total payments for these leases were $7,125 for each of the three months ending March 31, 2011 and 2010, respectively.

As of March 31, 2011, Raytheon owned 5,371,980 shares of the Company’s common stock, representing an approximately 37.6% interest in the Company’s outstanding common stock. The Company issued the shares to Raytheon in December 2002 as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. In the three month period ending March 31, 2011, the Company made principal repayments of debt to Raytheon in the amount of $2,166,951, including a non-scheduled prepayment of debt on its Senior Note in the amount of $843,247 as a result of the Company’s “Excess cash” position for the year ending December 31, 2010. See Note 6 for a discussion of these debt obligations.

In 2008 and 2009, the Company entered into agreements with Raytheon to lease seven Beechcraft model 1900D aircraft, four with attached engines and three without engines. The Company expensed rental payments for the three months ended March 31, 2011 and 2010 of $418,500 and $418,500, respectively, for the seven aircraft leased from Raytheon. See Note 1 for further discussion of these lease agreements.

8.	Income Taxes

The Company’s estimated annual effective income tax rate is 42.89% for 2011. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income. Prior to 2004, the Company reported significant cumulative losses and generated substantial net operating loss carryforwards. From 2007 through the current period, the Company utilized a portion of these carryforwards to offset taxable income.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and long-term debt including the current portion. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The carrying value of our long term debt including the current portion reflects original cost net of unamortized deferred debt restructuring gain and was $41.2 million and $43.4 million as of March 31, 2011 and December 31, 2010, respectively. For additional information, see Note 6 Long-Term Debt.

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

We evaluated events after March 31, 2011, through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Great Lakes Aviation, Ltd. (“Great Lakes” or the “Company”) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (“United Airlines” or “United”) and Frontier Airlines, Inc. (“Frontier Airlines” or “Frontier”). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. As of May 10, 2011 we served 47 airports in 12 states with a fleet of six Embraer EMB-120 Brasilia and 32 Raytheon/Beechcraft 1900D regional airliners.

The Company and United operate under a code share agreement which was amended effective October 29, 2010 to extend the term to May 1, 2011. The term of the agreement has been further extended to August 1, 2011. As amended, the terms of the agreement provide for us to continue United Airlines code sharing for destinations we currently service to and from our hubs at Billings, MT, Denver, CO, Ontario, CA and Phoenix, AZ.

We operate under a similar code share agreement with Frontier. While the Frontier agreement does not have a fixed termination date, it is terminable 180 days after written notice by either party. The Frontier agreement provides for the use of Frontier’s flight designator code on our flights connecting with Frontier’s flights in Albuquerque, NM, Billings, MT, Denver, CO, Las Vegas, NV and Phoenix, AZ.

We were incorporated on October 25, 1979 as an Iowa corporation and became a publicly traded company in January 1994.

Essential Air Service (“EAS”) Program

We derived approximately 48% of our total revenue from the Essential Air Service (‘EAS”) program during the three month period ended March 31, 2011. The EAS program, which is administered by the United States Department of Transportation (“DOT”), was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets. The EAS program has received 18 short-term Congressional extensions of the program. This most recent extension, signed by the President on March 31, 2011, expires on May 31, 2011. The EAS program is authorized by Congress under the recurring FAA Reauthorization process.

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

As of March 31, 2011, we served 39 EAS communities on a subsidized basis. We have been deliberately reducing our reliance on EAS revenues in markets and hubs whereby EAS subsidy revenues represented an excessively high percentage of subsidy revenue compared to expense. In January of 2010, we discontinued our St. Louis EAS hub operation. In February of 2011, we discontinued our Kansas City EAS hub operation and in April of 2011 we discontinued our EAS hub operation in Milwaukee. We expect to discontinue EAS operations at Billings, MT in May 2011. All four of these hubs were developed by the Company in recent years to serve EAS markets exclusively. Due to the substantial downsizing of connecting capacity at these hubs, we determined that redeploying aircraft to hubs with greater connecting opportunities would offer the highest and best use of our aircraft and offer a greater number of passengers the ability to connect to the national and international air transportation system. We expect to transition our EAS hub operation in Ontario, CA to Los Angeles International Airport (LAX) in May of 2011, as part of our strategy to operate at hubs which offer our passengers more opportunity to connect to more final destinations.

Essential Air Service (“EAS”) Program Activity Subsequent to January 1, 2011

On February 10, 2011, we transitioned Joplin, MO service to another carrier and ceased operations at our Kansas City, MO hub.

On April 18, 2011 we transitioned Ironwood and Manistee, MI service to another carrier and ceased operations at our Milwaukee, WI hub.

The DOT issued an order selecting another carrier to service Grand Island, NE. We expect to transition this service in June of 2011.

The DOT issued an order selecting another carrier to service the seven Montana communities which we currently serve. We anticipate the other carrier to commence service in May of 2011 at which time we will cease utilization of Billings as an EAS hub. Great Lakes viewed Denver as a better hub for these markets. However, the communities’ preferences were to maintain service to Billings primarily due to the regional medical facilities that are located in Billings. These small markets, with very low load factors, that will be discontinued are: Glasgow, Glendive, Havre, Lewiston, Miles City, Sidney and Wolf Point, MT. As of May 8, 2011, we have partially completed this transition by discontinuing service at Glasgow, Havre, Lewiston and Wolf Point, MT.

Financial Highlights

We had operating revenue of $29.7 million for the three month period ended March 31, 2011, a 3.2 percent increase compared to operating revenue of $28.8 million for the three month period ended March 31, 2010. The increase in operating revenue is due to passenger revenue increasing $1.5 million, offset by public service revenue decreasing $0.3 million. The $1.5 million increase in passenger revenue can be attributed to (i) a 10.1 percent increase in passenger enplanements (10,661 passengers), and (ii) a 0.9 percent (approximately $1.16) increase in average fares.

We had an operating loss of $0.7 million for the three month period ended March 31, 2011, compared to operating income of $0.2 million for the three month period ended March 31, 2010. The decrease in operating income is mostly attributable to increases in fuel prices, which resulted in a $2.3 million increase in fuel cost in the three month period ended March 31, 2011, compared to the same period ended March 31, 2010. On a year-over-year comparative basis, the average per gallon cost of fuel increased 29.6 percent, or $0.80 per gallon. The effect of the $0.80 increase in cost per gallon, excluding the quantity impacts of the increased gallons consumed in 2011, caused our fuel expense to be higher in the three month period ended March 31, 2011, by $2.1 million as compared to the same period ended March 31, 2010.

We had a net loss of $0.6 million for the three month period ended March 31, 2011, compared to a net loss of $0.2 million for the three month period ended March 31, 2010. The increased net loss is primarily a result of the increase in fuel prices described above, offset by higher passenger revenues.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following table sets forth certain financial information regarding our results of operations for the three months ended March 31, 2011 and 2010.

Statement of Income (Loss) Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2011				2010
	Amount	Cents per ASM		% Increase (Decrease) from 2010	Amount	Cents per ASM
	(in thousands)				(in thousands)
Operating revenues:
Passenger	$14,930	16.1	¢	11.1%	$13,439	14.7	¢
Public service	14,235	15.3		(2.4)	14,580	15.9
Freight, charter and other	526	0.6		(31.2)	765	0.8

Total operating revenues	29,691	32.0		3.2	28,784	31.5

Operating expenses:
Salaries, wages, and benefits	7,934	8.5		(2.8)	8,159	8.9
Aircraft fuel	9,411	10.1		32.0	7,131	7.8
Aircraft maintenance, materials and repairs	4,220	4.5		(7.2)	4,547	5.0
Depreciation and amortization	1,307	1.4		(3.8)	1,359	1.5
Aircraft rental	574	0.6		0.0	574	0.6
Other rentals and landing fees	1,579	1.7		0.6	1,569	1.7
Other operating expenses	5,317	5.7		0.5	5,291	5.8

Total operating expenses	30,342	32.7		6.0	28,630	31.3

Operating income (loss)	(651)	(0.7)		(522.7)	154	0.2

Interest expense, net	(418)	(0.5)		(15.6)	(495)	(0.5)

Loss before income taxes	(1,069)	(1.2	)¢	213.5%	(341)	(0.3	)¢

Income tax benefit	491	0.5		258.4	137	0.1

Net Loss	$(578)	(0.6	)¢	183.3%	$(204)	(0.2	)¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended March 31, 2011 and 2010.

	March 31, 2011		Increase (Decrease) from 2010	March 31, 2010
Selected Operating Data:
Available seat miles (in thousands) (1)	92,808		1.4%	91,497
Revenue passenger miles (in thousands) (2)	36,030		17.5%	30,665
Revenue passengers carried	116,388		10.1%	105,727
Departures flown	19,114		-4.9%	20,107
Passenger load factor (3)	38.8%		15.8%	33.5%
Average yield per revenue passenger mile (4)	41.4	¢	-5.5%	43.8	¢
Revenue per available seat miles (5)	32.0	¢	1.6%	31.5	¢
Cost per available seat mile (6)	32.7	¢	4.5%	31.3	¢
Average passenger fare (7)	$128.27		0.9%	$127.11
Average passenger trip length (miles) (8)	310		6.9%	290
Average cost per gallon of fuel	$3.50		29.6%	$2.70

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Quarter 2011 to First Quarter 2010

Passenger Revenues. Passenger revenues were $14.9 million in the first quarter of 2011, an increase of 11.1% from $13.4 million in the first quarter of 2010. The $1.5 million quarter-over-quarter increase in passenger revenues was primarily attributable to a 10.1% increase in passengers carried during the first quarter of 2011. Our available seat mile (ASM) capacity for the first quarter of 2011 increased 1.4% from the ASM capacity in the first quarter of 2010 as a result of more miles flown per departure (stage length).

Public Service Revenues. Public service revenues collected through the EAS Program decreased 2.4% to $14.2 million during the first quarter of 2011, as compared to $14.6 million during the first quarter of 2010. The decrease in public service revenue was mostly due to a net decrease in communities served. At March 31, 2011 and March 31, 2010, we served 39 and 43 communities, respectively, on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $0.5 million during the first quarter of 2011, a decrease of 31.2% from the first quarter of 2010. The 31.2% decrease was due to decreases in contract ground handling of other carriers, offset in part by an increase in charter income.

Operating Expenses. Total operating expenses were $30.3 million, or 32.7 cents per ASM, in the first quarter of 2011, as compared to $28.6 million, or 31.3 cents per ASM in the first quarter of 2010.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $7.9 million in the first quarter of 2011, a decrease of 2.8% from $8.2 million in the first quarter of 2010. The decrease in salaries, wages, and benefits was mostly attributable to reduction of insurance benefit costs and reduction in the number of our support employees resulting from the decrease in communities served.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $9.4 million, or 10.1 cents per ASM, in the first quarter of 2011. In comparison, our aircraft fuel and into-plane expense for the first quarter of 2010 was $7.1 million, or 7.8 cents per ASM. The 32.0% increase in our aircraft fuel expense was attributable to a 29.6% increase in average cost of fuel per gallon.

The average cost of fuel increased from $2.70 per gallon in the first quarter of 2010 to $3.50 per gallon in the first quarter of 2011. The effect of the $0.80 increase in cost per gallon was an increase in total cost of approximately $2.1 million in the first quarter of 2011, which along with a small increase in consumption, resulted in a net increase of approximately $2.3 million. At rates of consumption for the first quarter of 2011, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $110,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $4.2 million during the first quarter of 2011, which was a 7.2% decrease from $4.5 million during the first quarter of 2010. The decrease was primarily attributable to less engine overhauls during the first quarter of 2011 which were not covered under our engine maintenance contract with Pratt and Whitney Canada Corporation.

Depreciation and amortization. Depreciation and amortization expense was $1.3 million during the first quarter of 2011 and $1.4 million in the first quarter of 2010. The decrease is mainly due to items becoming fully depreciated.

Aircraft Rental. Aircraft lease expense was $0.6 million during the first quarter of 2011, which was consistent with the first quarter of 2010.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.6 million during the first quarter of 2011, which was consistent with the first quarter of 2010. The decrease in communities served was partially offset by increased hub costs in the first quarter of 2011.

Other Operating Expenses. Other operating expenses were $5.3 million, or 5.7 cents per ASM during the first quarter of 2011, which was consistent with the first quarter of 2010. The increase in other operating expenses was primarily due to increases of approximately $97,000 in passenger related expenses, $83,000 in deicing fluid expenses and $17,000 in other expenses. These were offset by reductions in contract handling of $84,000, professional fees of $52,000 and pilot training and associated lodging expenses of $36,000.

Interest Expense. Interest expense was $0.4 million during the first quarter of 2011, a decrease of 15.6% from the first quarter of 2010. The decrease was mostly the result of the amortization of long-term debt balances, partially offset by a reduction in deferred debt restructuring gain amortization in interest expense related to the restructured Raytheon debt in 2002.

Income Tax Expense. For the three months ended March 31, 2011, we recorded an income tax benefit of $491,238 and for the three months ended March 31, 2010, we recorded an income tax benefit of $137,247. Our estimated effective federal and state income tax rate is 45.97% for the three months ended March 31, 2011. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income.

Seasonality

Seasonal factors, related to weather conditions and changes in passenger demand, generally affect our monthly passenger enplanements. We have historically shown a higher level of passenger enplanements in the May through October period as compared with the November through April period for many of the cities served. These seasonal factors have generally resulted in reduced revenues, lower operating income, and reduced cash flow for us during the November through April period. As a result of such factors, our revenues and earnings have shown a corresponding increase during the May through October period. Essential Air Service revenues are generated under subsidy per departure rates established by the DOT and we realize revenue as departures are performed. Most of our EAS revenues, other than winter weather related cancellations, are not affected by seasonality, but certain EAS markets do receive summer season increased departures which are eligible for subsidy revenue.

Liquidity and Capital Resources

Contractual Obligations. The following table summarizes our major debt and lease payment obligations for periods beginning as of April 1 and ending as of March 31 for each of the designated time periods:

	2012 (1)	2013-2014	2015-2016	After 2016	Total
Long-term debt - contractual	$35,653,273	$3,555,543	$2,012,103	$—	$41,220,919
Contractual interest on long-term debt(2)	1,046,088	575,996	94,072	—	1,716,156

Total debt	36,699,361	4,131,539	2,106,175	—	42,937,075
Aircraft lease obligations	1,904,028	673,892	—	—	2,577,920

Total lease obligations	1,904,028	673,892	—	—	2,577,920

Total obligations	$38,603,389	$4,805,431	$2,106,175	$—	$45,514,995

(1)	Includes approximately $32.7 million of aircraft debt associated with the Raytheon Aircraft Notes which matures on June 30, 2011.
(2)	The amounts shown represent contractual interest payable on the notes and exclude total adjustments of $300,012, for all periods, recorded under ASC 470-60-15 to the carrying value of the notes in the financial statements.

We have historically used debt to finance the purchase of our aircraft. At March 31, 2011, we had $36.0 million of long-term debt payments or debt maturity debt payments due in the next twelve months (see Note 6). At March 31, 2011, the largest portion of our long-term debt was held by our principal creditor and largest single shareholder, Raytheon Aircraft Credit Corporation (“Raytheon”). The notes, which were used to finance the purchase of aircraft, are secured by 25 Beechcraft 1900D aircraft and mature on June 30, 2011. A $32.7 million balloon payment for all 25 aircraft notes is due upon maturity of the notes. Our senior note with Raytheon, in the amount of $7.2 million at March 31, 2011, is cross defaulted to the aircraft notes. In order to satisfy these obligations we will need to generate sufficient cash from operations to repay the obligations, secure alternative sources of financing with which to repay Raytheon, raise additional capital sufficient to repay Raytheon, refinance the obligations with Raytheon, or achieve a combination of any or all of the foregoing to satisfy the terms of the aircraft notes.

It is management’s plan to obtain new financing with a different lender. Furthermore, it is management’s intention to continue the operations of the business in the normal course. We have retained Raymond James & Associates, Inc. to act as our external investment banking advisor in attracting new financing and optimizing the repayment terms of our existing indebtedness relative to the aircraft notes which mature on June 30, 2011.

As of May 10, 2011, we have not extended the terms of the Aircraft Notes or secured alternative sources of financing to satisfy these obligations. Further, we have not generated sufficient cash from operations to be able to make a June 30, 2011 payment to Raytheon in the amount of $32.7 million. Raytheon has informed us that it does not intend to extend or refinance the obligations due on June 30, 2011. In the event that we are unable to obtain new financing, Raytheon may exercise remedies available to it, including the foreclosure and taking of the 25 mortgaged aircraft and causing the $7.2 million Senior Note to become due and payable.

The inability to successfully implement a refinancing plan or otherwise address this liquidity issue within the timeframe permitted will have a material adverse effect on our business, results of operations, and financial position. This raises substantial doubt as to our ability to continue operating as a going concern.

Furthermore, we lease seven Beechcraft model 1900D aircraft from Raytheon whereby the terms of the operating leases provide for either party to terminate a lease upon 90 days notice. Raytheon has given notice of lease termination on the seven leased Beechcraft model 1900D aircraft, however, the first requested aircraft return would not occur until August 2011 and the last in January of 2012. Raytheon has stated that its notice is rescindable and deferrable at any time in the interim at Raytheon’s discretion. Further, Raytheon has communicated its willingness to engage in negotiations to sell the seven aircraft outright to us concurrent with the satisfaction of our obligations related to the Raytheon debt on the 25 Beechcraft model 1900D aircraft.

Since February 1, 2010 we have discontinued service, or have taken actions that commit us to discontinuing service by July 1, 2011, at 18 EAS communities, two non-EAS communities and four EAS hubs with no fleet changes. This is part of a deliberate strategy of re-focusing its route system on markets that are less dependent on EAS subsidy payments and less difficult to support operationally. Our current fleet requirements have been reduced as a result of these route system changes, and some and or all of these seven leased aircraft from Raytheon will be surplus to our operational needs given our anticipated schedule changes in the fall of 2011. The phased withdrawal of these seven aircraft will begin concurrent with the end of the heavy summer travel season, and therefore, is not expected to have a material effect on operations. When we began entering into the short-term leases with Raytheon, it did so to enable us the flexibility of returning excess aircraft if the EAS program were to undergo significant downsizing and/or our believed business conditions were such that it made sense to downsize the Beechcraft model 1900D fleet.

There is current legislation in the U.S. Congress which may reduce the size of, or eliminate entirely, the EAS program. The uncertainty surrounding the future of the EAS Program impedes our ability to obtain financing on commercially reasonable terms. This legislation is actively changing; on March 31, 2011, the President signed the 18th short-term extension bill to continue the operations of the Federal Aviation Administration, including the EAS Program, through May 31, 2011. On April 1, 2011, the U.S. House of Representatives passed its version of the FAA Reauthorization and Reform Act (H.R. 658). It will be forwarded to the U.S. Senate and House of Representative Conferees in an effort to assemble a merged bill with the U.S. Senate FAA Air Transportation Modernization and Safety Improvement Act (S.223). It is expected that the merged bill, when completed, will then be presented to the U.S. Senate and U.S. House of Representatives for confirmation votes and ultimately sent to the President of the United States for his signature and enactment into law.

The U.S. Senate passed its version of their bill (S.223) in January of 2011. Significant differences exist between the U.S. Senate version of the FAA Reauthorization legislation versus the U.S. House of Representatives version of the proposed legislation. Current language in the House bill phases out the EAS program in its entirety in federal fiscal year 2013, which ends September 30, 2014. The Senate bill maintains the existence of the EAS program with some meaningful changes. Community eligibility changes in the Senate bill would reduce EAS program communities currently served by approximately 10 to 40 communities nationwide. This would be accomplished by changing mileage criteria for a community’s proximity to medium or large hubs from 70 to 90 miles and by requiring a minimum of ten passengers to be enplaned daily at eligible EAS service points.

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

Sources and Uses of Cash. As of March 31, 2011, our cash balance was $4.2 million, a $1.5 million decrease from the cash balance of $5.7 million as of December 31, 2010. We made principal payments on debt of $2.2 million during the first quarter of 2011. At March 31, 2011, we were current on payments due to our lenders and lessors.

Cash Provided by Operating Activities. During the first quarter of 2011, we had positive cash flow from operating activities in the amount of $0.9 million. During the quarter we generated a net loss of $577,406 and recorded non-cash depreciation and amortization of $1.3 million.

Cash Flows from Investing Activities. During the first quarter of 2011, we invested $0.3 million in replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first quarter of 2011, we utilized $2.2 million of cash to reduce our outstanding notes payable and long-term debt balances.

As of March 31, 2011, we had a working capital deficit of approximately $18.8 million, consistent with the working capital deficit of $18.8 million, at December 31, 2010, which was due to our aircraft notes for 25 Beechcraft 1900D aircraft maturing on June 30, 2011 which requires a $32.7 million balloon payment. This debt is included in current notes payable and current maturities of long-term debt.

At March 31, 2011, total assets were in excess of total liabilities by $28.4 million. The accounting treatment under ASC Section 470-60-15 for recording of gains from the restructuring of debt obligations at December 31, 2002 required that $22.3 million of such gain be deferred and amortized over the term of the restructured debt obligations. This has the effect of increasing net income and stockholders’ equity as the gain is amortized to earnings. At March 31, 2011, the remaining unamortized amount of deferred gain was $0.3 million, which will be amortized as a reduction of interest expense through June 2011.

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

Factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	the receipt of sufficient passenger revenues on the routes that we serve;

2)	the continuance of the federal Essential Air Service program at current funding levels;

3)	the ability to refinance debt maturing on June 30, 2011 on commercially reasonable terms;

4)	the volatility and level of fuel costs;

5)	the ability of our major creditor and lessor to exercise early termination provisions on seven Beechcraft 1900D aircraft upon 90 days notice;

6)	the effect of general economic conditions on business and leisure travel;

7)	dependence on connecting capacity at our hubs;

8)	the payments and restrictions resulting from our contractual obligations;

9)	the effect of rules regarding the effect of stock sales on the availability of net operating loss carryforwards;

10)	the incidence of domestic or international terrorism and military actions;

11)	competition from other airlines and from ground transportation;

12)	the incidence of labor disruptions or strikes;

13)	dependence on our key personnel;

14)	the incidence of aircraft accidents;

15)	the level of regulatory and environmental costs;

16)	the incidence of technological failures or attacks;

17)	maintenance costs related to aging aircraft;

18)	the possibility of substantial numbers of shares being sold by our current investors;

19)	the limited market for our securities;

20)	our ability to remediate timely and deficiencies in our internal controls;

21)	substantial numbers of shares being offered for sale;

22)	consent requirements for equity issuance under our agreements with Raytheon;

23)	no expectation of dividends; and

24)	anti-takeover provisions in our charter documents and Iowa law.

Readers are cautioned not to attribute undue certainty on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we do not undertake to update any forward-looking statements except as required by law in the normal course of our public disclosure practices.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel. As of March 31, 2011, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 31.0% of our operating expenses in the first three months of 2011. A one cent change in the average cost of aircraft fuel would impact our aircraft fuel expense by approximately $110,000 annually.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. As of March 31, 2011, all of our debt obligations were at fixed interest rates and we have no variable interest rate risk exposure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

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

During the period covered by this Quarterly Report on Form 10-Q, there were no material developments in any legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on April 5, 2011.

Item 5.	OTHER INFORMATION

ITEM 1.02	TERMINATION OF A MATERIAL DEFINITIVE AGREEMENT

On May 4, 2011, Great Lakes Aviation, Ltd. (the “Company”) received lease termination notices from Raytheon Aircraft Credit Corporation (“Raytheon”) with respect to the seven Beechcraft model 1900D aircraft the Company leases from Raytheon. However, the first requested aircraft return would not occur until August 2011 and the last in January of 2012. Raytheon has stated that its notice is rescindable and deferrable at any time in the interim at Raytheon’s discretion. Further, Raytheon has communicated its willingness to engage in negotiations to sell the seven aircraft outright to the Company concurrent with the satisfaction of the Company’s obligations related to the Raytheon debt on twenty-five Beechcraft model 1900D aircraft. See “Management’s Discussion and Analysis” in this Form 10-Q for further detail about the Raytheon debt and management’s discussion of these leased aircraft.

The Leases

In September of 2008, the Company engaged Raytheon to assemble short-term three year leases for seven Beechcraft model 1900D aircraft. Under the leases, either party could terminate the leases prior to lease expiration upon 90 days notice. In the fourth quarter of 2008 and the first quarter of 2009, the Company leased four Beechcraft model 1900D aircraft from Raytheon for a term of three years. In the second and third quarters of 2009, three additional Beechcraft model 1900D aircraft, without engines, were leased from Raytheon for a term of three years. These three leased aircraft are equipped with six engines from the Company’s inventory of eight Company-owned Pratt and Whitney PT6A-67D spare engines. The lease agreements had scheduled terminations from October 2011 through July 2012.

Raytheon Aircraft Credit Corporation

Raytheon is the Company’s primary creditor and single largest shareholder. The aircraft debt with Raytheon consists of promissory notes (the “aircraft notes”), which were used to finance the purchase of aircraft, are secured by 25 Beechcraft model 1900D aircraft and mature on June 30, 2011. A $32.7 million balloon payment for all 25 aircraft notes is due upon maturity of the notes. The Company’s senior note with Raytheon, in the amount of $7.2 million at March 31, 2011, is cross defaulted to the aircraft notes. The senior note is secured by four Embraer Brasalia aircraft as well as all other assets of the Company.

Item 6.	EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: May 10, 2011	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Fourth Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company, dated April 25, 2011.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.