Form 10-Q
period 2011-06-30
GREAT LAKES AVIATION LTD
filed 2011-08-11
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 31, 2011, 14,291,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

i

Item 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash	$2,875,996	$5,716,105
Accounts and other receivables	10,250,371	9,100,412
Inventories	6,569,084	6,591,209
Prepaid expenses and other current assets	1,169,591	2,037,525
Deferred income taxes	3,770,873	3,770,873

Total current assets	24,635,915	27,216,124

Property and equipment:
Flight equipment	114,758,696	114,415,177
Other property and equipment	9,612,144	9,485,938
Less accumulated depreciation and amortization	(73,220,879)	(70,714,717)

Total property and equipment	51,149,961	53,186,398

Maintenance deposits	2,101,900	2,024,444
Other assets	2,060,993	1,923,459

Total assets	$79,948,769	$84,350,425

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current maturities of long-term debt	$34,319,643	$38,420,169
Accounts payable	2,808,337	3,233,965
Accrued interest, unearned revenue and other liabilities	4,900,286	4,340,469

Total current liabilities	42,028,266	45,994,603

Long-term debt, net of current maturities	5,241,260	5,567,646
Deferred income taxes	3,697,522	3,812,182
Deferred credits	12,016	35,435

Total liabilities	50,979,064	55,409,866

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares
No shares issued and outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares
Issued and outstanding: 14,291,970 shares	142,920	142,920
Paid-in capital	33,568,669	33,568,669
Accumulated deficit	(4,741,884)	(4,771,030)

Total stockholders’ equity	28,969,705	28,940,559

Total liabilities and stockholders’ equity	$79,948,769	$84,350,425

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues:
Passenger	$17,744,828	$15,630,006	$32,674,321	$29,068,903
Public service	13,247,898	14,985,900	27,483,294	29,566,075
Freight, charter, and other	223,039	410,318	748,863	1,174,959

Total operating revenues	31,215,765	31,026,224	60,906,478	59,809,937

Operating expenses:
Salaries, wages, and benefits	7,951,310	8,160,698	15,885,428	16,320,119
Aircraft fuel	10,221,355	7,755,662	19,632,046	14,886,884
Aircraft maintenance, materials, and repairs	2,806,254	3,808,890	7,026,407	8,355,727
Depreciation and amortization	1,304,900	1,321,252	2,611,423	2,680,399
Aircraft rental	573,525	573,525	1,147,050	1,147,050
Other rentals and landing fees	1,678,513	1,035,098	3,257,756	2,603,736
Other operating expenses	5,168,283	5,322,249	10,484,974	10,613,529

Total operating expenses	29,704,140	27,977,374	60,045,084	56,607,444

Operating income	1,511,625	3,048,850	861,394	3,202,493

Other expense:
Interest expense, net of interest income of $45, $1,141, $1,952 and $2,314, respectively	(408,012)	(488,876)	(826,425)	(984,306)

Income before income taxes	1,103,613	2,559,974	34,969	2,218,187

Income tax expense	(497,061)	(1,136,045)	(5,823)	(998,798)

Net income	$606,552	$1,423,929	$29,146	$1,219,389

Net income per share:
Basic	$0.04	$0.10	$0.00	$0.09
Diluted	$0.04	$0.10	$0.00	$0.08
Weighted average shares outstanding:
Basic	14,291,970	14,291,970	14,291,970	14,291,970
Diluted	14,372,214	14,446,102	14,412,806	14,443,576

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,146	$1,219,389
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,611,423	2,680,399
Amortization of deferred debt restructuring gain	(599,945)	(690,818)
Loss on items beyond economic repair	69,691	98,564
Deferred tax expense	(114,660)	822,284
Change in current operating items:
Accounts and other receivables	(1,149,959)	(436,497)
Inventories	22,125	695,109
Prepaid expenses and other current assets	867,934	(29,770)
Maintenance deposits	(77,456)	(260,212)
Other Assets	(137,534)	(90,809)
Accounts payable	(425,628)	459,221
Accrued interest, unearned revenue and other liabilities	559,817	894,579
Other long-term liabilities	—	(152,866)
Deferred credits	(23,419)	(23,418)

Net cash provided by operating activities	1,631,535	5,185,155

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(644,677)	(1,656,884)

Net cash used in investing activities	(644,677)	(1,656,884)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(3,826,967)	(2,809,125)

Net cash used in financing activities	(3,826,967)	(2,809,125)

NET INCREASE (DECREASE) IN CASH	(2,840,109)	719,146

Cash
Beginning of period	5,716,105	4,327,538

End of period	$2,875,996	$5,046,684

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$1,428,271	$1,677,268
Cash paid during the period for income taxes	$69,035	$214,202

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Six Months Ended June 30, 2011

(Unaudited)

	Common stock			Accumulated
	Shares	Amount	Paid-in capital	deficit	Total
Balance at January 1, 2011	14,291,970	$142,920	33,568,669	(4,771,030)	$28,940,559
Net Income	—	—	—	29,146	29,146

Balance at June 30, 2011	14,291,970	$142,920	33,568,669	(4,741,884)	$28,969,705

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

June 30, 2011

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

Business

Passenger Revenue

Great Lakes Aviation, Ltd. (Great Lakes, the Company, we or us) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). The Company and United operate under a code share agreement that expires September 1, 2011. Terms of the agreement provide for the Company to continue United Airlines code sharing for destinations the Company currently services to and from Denver, CO, Los Angeles, CA and Phoenix, AZ hubs.

The Company operates under a similar code share agreement with Frontier. While the Frontier agreement does not have a fixed termination date, it is terminable 180 days after written notice by either party. The Frontier agreement provides for the use of Frontier’s flight designator code on the Company’s flights connecting with Frontier’s flights in Albuquerque, NM, Denver, CO, Los Angeles, CA, and Phoenix, AZ.

Currently, we estimate that approximately 35% of Great Lakes’ passenger revenue is earned from the United code share product line and approximately 21% of Great Lakes’ passenger traffic is earned from the Frontier code share product line.

Freight Charter and Other Revenue

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights and in certain locations, provides ground handling for other carriers.

Public Service Revenue

Approximately 45% and 49% of the Company’s total revenue during the six months ended June 30, 2011 and 2010, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The EAS program is authorized by Congress under the recurring FAA Reauthorization process. The EAS program has received 21 short-term Congressional extensions of the program. The most recent extension was passed by the U.S. House of Representatives on July 20, 2011 as the Airport and Airway Extension Act of 2011, Part IV (H.R. 2553) and the bill was forwarded to the Senate for consideration and passage of the bill. The Senate passed the bill on August 5, 2011 and the bill was signed into law by the President on the same day. This 21st extension will expire on September 16, 2011 and Congress will either need to pass further extensions or agree on long-term FAA Authorization legislation when they return from summer recess on September 6, 2011.

Significant differences existed between the U.S. Senate version of the long-term FAA Authorization legislation versus the U.S. House of Representatives version of the proposed legislation. Original language in the House bill (H.R 658) phased out the EAS program in its entirety in federal fiscal year 2013, which ends September 30, 2014. However, House bill (H.R. 2553), signed by the President on August 5, 2011, removed the language which phased out the EAS program. The bill also attempts to more closely align changes in the EAS program with the changes to the EAS program proposed by Senate bill (S.223). The Senate bill (S. 223) and the House bill (H.R. 2553) maintain the existence of the EAS program with some meaningful changes. In both the Senate bill (S. 223) and House bill H.R. (2553), community eligibility changes are promulgated that would reduce EAS program communities served anywhere from approximately 10 to 40 communities nationwide. This would be accomplished by extending mileage criteria to a community’s proximity to medium or large hubs from 70 to 90 miles. House bill (H.R.2553) proposes to limit the amount of subsidy per passenger to no more than $1,000 per flight. It is expected that three communities would no longer be eligible for EAS subsidy under this provision of House bill (H.R. 2553). Similarly, Senate bill (S. 223) proposes a minimum of ten passengers to be enplaned daily for communities to be eligible for EAS program subsidies.

As of June 30, 2011, and August 11, 2011, the Company served 42 airports, of which 29 locations receive EAS subsidy, in 11 states with a fleet of six Embraer EMB-120 Brasilia and 32 Raytheon/Beechcraft 1900D regional airliners. The Company currently operates hubs at Albuquerque, NM, Denver, CO, Las Vegas, NV, Los Angeles, CA and Phoenix, AZ. On April 18, 2011 we transitioned Ironwood and Manistee, MI and Rhinelander, WI service to another carrier and ceased operations at our Milwaukee, WI EAS hub. In May of 2011, we discontinued EAS service to the Montana communities of Glasgow, Glendive, Havre, Lewiston, Miles City, Sidney and Wolf Point, MT. We ceased operations at our Billings, MT EAS hub on June 30, 2011. On June 9, 2011 we transitioned EAS service at Grand Island, NE to another carrier.

Liquidity

The Company has historically used debt to finance the purchase of its aircraft. At June 30, 2011, the Company has $34.3 million of long-term debt payments or debt maturity debt payments due in the next twelve months (see Note 6). At June 30, 2011, the largest portion of the Company’s long-term debt was held by the Company’s principal creditor and largest single shareholder, Raytheon Aircraft Credit Corporation (“Raytheon”). The notes, which were used to finance the purchase of aircraft, are secured by 25 Beechcraft 1900D aircraft and originally matured on June 30, 2011. Under an agreement with Raytheon dated June 10, 2011, the maturity date of these aircraft notes was extended to August 31, 2011 at which time a $31.8 million balloon payment for all 25 aircraft notes is due. The Company’s senior note with Raytheon, in the amount of $6.9 million at June 30, 2011, is cross defaulted to the aircraft notes. In order to satisfy these obligations the Company will need to generate sufficient cash from operations to repay the obligations, secure alternative sources of financing with which to repay Raytheon, raise additional capital sufficient to repay Raytheon, refinance the obligations with Raytheon, or achieve a combination of any or all of the foregoing to satisfy the terms of the aircraft notes.

It is management’s plan to obtain new financing with a different lender. Furthermore, it is management’s intention to continue the operations of the business in the normal course.

As of August 11, 2011, we have not extended the terms of the aircraft notes beyond August 31, 2011 or secured alternative sources of financing to satisfy these obligations. The Company has not generated sufficient cash from operations to be able to make an August 31, 2011 payment to Raytheon in the amount of $31.8 million. Raytheon has no obligation to extend or refinance the debt maturities due on August 31, 2011. In the event that we are unable to obtain new financing, Raytheon may exercise alternatives available to it, including the foreclosure and taking of the 25 mortgaged aircraft and causing the $6.9 million senior note to become due and payable. There is no assurance that the Company will be successful in refinancing this debt or obtaining additional financing, and if available, there are no assurances that the financing will be at commercially acceptable terms.

The inability to successfully implement a refinancing plan or otherwise address the Company’s liquidity issue within the timeframe permitted will have a material adverse effect on our business, results of operations, and financial position. This raises substantial doubt as to our ability to continue operating as a going concern.

Additionally, if Congress were to choose to eliminate or substantially reduce the EAS program, the loss of all or a substantial portion of the Company’s EAS revenue would adversely affect our business, financial condition, operating results and cash flows. It could also adversely affect our ability to secure alternative sources of financing to satisfy our debt obligations.

The Company leases seven Beechcraft model 1900D aircraft from Raytheon whereby the terms of the operating leases provide for either party to terminate a lease upon 90 days notice. Raytheon has given notice of lease termination on the seven leased Beechcraft model 1900D aircraft, however, the first requested aircraft return would not occur until August 10, 2011 and the last in January of 2012. Raytheon has stated that its notice is rescindable and deferrable at any time in the interim at Raytheon’s discretion. Further, Raytheon has communicated its willingness to engage in negotiations to sell some or all of the seven aircraft outright to the Company concurrent with the satisfaction of the Company’s obligations related to the Raytheon debt on the 25 Beechcraft model 1900D aircraft. The Company returned one of the seven aircraft on August 10, 2011. This aircraft was leased without engines and the Company will utilize two Company-owned engines, used to power the returned leased airframe, as spare engines to maximize efficiencies in the normal course of operations.

From February 1, 2010 through June 30, 2011, the Company has discontinued service at 18 EAS communities, two non-EAS communities and four EAS hubs with no fleet changes. This is part of a deliberate strategy of re-focusing its route system on markets that are less dependent on EAS subsidy payments and less difficult to support operationally. The Company’s current fleet requirements have been reduced as a result of these route system changes, and some and or all of these seven leased aircraft from Raytheon will be surplus to our operational needs given the Company’s anticipated schedule changes in the fall of 2011. The phased withdrawal of these seven aircraft will begin concurrent with the end of the heavy summer travel season, and therefore is not expected to have a material effect on operations. When the Company began entering into the short-term leases with Raytheon, it did so to enable the Company the flexibility of returning excess aircraft if the EAS program were to undergo significant downsizing and/or the Company believed business conditions were such that it made sense to downsize the Beechcraft model 1900D fleet.

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

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which relates to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this pronouncement for its fiscal year beginning January 1, 2012. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

2. Accounting for Maintenance Deposits

The Company is required to make maintenance deposit payments for two of its Embraer EMB-120 Brasilia leased aircraft. At January 1, 2011, the Company had made maintenance deposits of approximately $2.0 million and as of

June 30, 2011, the Company’s maintenance deposits were approximately $2.1 million. These maintenance deposits are reimbursable to the Company as qualifying maintenance is performed on the aircraft and the Company incurs maintenance expense for the major components of the aircraft. ASC Subtopic 840-10 requires that lessees continually evaluate whether it is probable that an amount on deposit with a lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. When the underlying maintenance is performed, the maintenance costs shall be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. As of June 30, 2011, the Company has evaluated the maintenance deposits on account and determined that, based on historical and forecasted usage of the aircraft, that all amounts on deposit are probable of being returned to the Company as a result of the maintenance expected to be performed on the aircraft’s components. The Company will continue to evaluate its maintenance deposit account as the leases progress towards lease termination in April of 2013, and make the determination if any existing or future maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

3. Share-Based Compensation

The Great Lakes Aviation, Ltd. 1993 Incentive Stock Option Plan and Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan both expired in 2003 and, therefore, no new options may be granted under either of these stock option plans. The Company has not established any new stock option plans for which it may grant stock options. The Company did not realize any tax deductions related to the exercise of stock options during the three or six month periods ended June 30, 2011 and June 30, 2010. The Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2011 and June 30, 2010, was $117,101 and $211,539 respectively.

4. Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$606,552	$1,423,929	$29,146	$1,219,389
Denominator:
Weighted average shares outstanding, basic	14,291,970	14,291,970	14,291,970	14,291,970
Dilutive effect of employee stock options	80,244	154,132	120,836	151,606

Weighted average shares outstanding, diluted	14,372,214	14,446,102	14,412,806	14,443,576

Net income per share, basic	$0.04	$0.10	$0.00	$0.09
Net income per share, diluted	$0.04	$0.10	$0.00	$0.08

For the three month and six month periods ended June 30, 2011 and 2010, no outstanding options were excluded from the calculation of net income per diluted common share as the exercise prices of all such options were lower than the average market price of common stock for the period.

5. Accrued Liabilities

Accrued liabilities consisted of the following balances at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Accrued expenses	$249,969	$297,547
Unearned revenue	2,417,495	1,810,263
Accrued property taxes	329,642	63,766
Accrued payroll	1,903,180	2,168,893

Total accrued liabilities	$4,900,286	$4,340,469

6. Long-Term Debt

The following table sets forth, as of June 30, 2011 and December 31, 2010, the carrying amount of the Company's long-term debt and the current maturities of long term debt. The carrying amount of the debt includes the principal payments contractually required under the debt agreements and the unamortized deferred debt restructuring gain. In 2002, the Company restructured its debt. The debt restructuring was accounted for as a troubled debt restructuring which resulted in the Company recording a deferred gain that is being amortized into income as a decrease to interest expense over the remaining term of the debt:

	June 30,	December 31,
	2011	2010
Long-term debt:
Raytheon Aircraft Notes - principal	$32,666,871	$35,324,205
Raytheon Senior Note - principal	6,894,032	8,063,665
Raytheon Aircraft Notes deferred debt restructuring gains	—	599,945

Total long-term debt	39,560,903	43,987,815
Less:
Current maturities of Raytheon Aircraft Notes - principal	(32,666,871)	(35,324,205)
Current maturities of Raytheon Senior Note - principal	(1,652,772)	(2,496,019)
Current portion of deferred debt restructuring gains	—	(599,945)

Total current portion	(34,319,643)	(38,420,169)

Total long-term portion	$5,241,260	$5,567,646

As of June 30, 2011, the Raytheon debt consisted of 25 Aircraft Notes secured by 25 Beechcraft model 1900D aircraft (the "Aircraft Notes") and a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and substantially all of the other assets of the Company (the "Senior Note") (collectively, the "Raytheon Notes"). Each of the Aircraft Notes bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears. Under an agreement with Raytheon dated June 10, 2011, the Aircraft Notes maturity dates were extended from June 30, 2011 to August 31, 2011, at which time a final payment of $1.27 million will be due for each aircraft ($31.8 million in total). The Senior Note bears interest at a rate of 7.00% per annum. Interest on the Senior Note is payable monthly in arrears on the 30th day of each month. The Senior Note provides for payments of principal on June 30, September 30, and December 30 of each year until the note matures on December 30, 2015. The Company’s Senior Note with Raytheon is cross defaulted to the Aircraft Notes. Raytheon would have the right to accelerate the Company’s $6.9 million Senior Note if the debt due August 31, 2011 goes into default.

The debt agreement requires the Company to prepay amounts outstanding under the Company's notes held by Raytheon in an amount equal to 70% of the "excess cash" for any fiscal year. "Excess cash" means as at the end of any fiscal year an amount equal to (i) the sum of the Company’s cash, cash equivalents and short term instruments, minus (ii) a minimum of $3.0 million plus 4% of the difference in revenue for the current year and revenue for the year ending December 31, 2006 of $87.6 million. In January 2011, based on the Company’s “Excess cash” position for the year ending December 31, 2010, the Company made a prepayment of debt, applied to the Senior Note, in an amount of $843,247.

The amount of long-term debt also included deferred debt restructuring gains related to the Aircraft Notes pursuant to ASC Section 470-60-15. This additional debt was being amortized as a reduction of interest expense over the original remaining term of the debt. Due to the amortization of the deferred debt restructuring gains on the Company's restructured debt obligations to Raytheon, the Company's interest expense was significantly less than the contractual interest expense throughout the terms of the Raytheon Aircraft Notes. During the first six months of 2011 and 2010, the Company's contractual interest expense for all long-term debt was $1.4 million and $1.7 million. The Company amortized $0.6 million and $0.7 million of deferred debt restructuring gains for the six month periods ending June 30, 2011 and 2010, respectively. The Company's net interest expense on long-term debt obligations, as reflected in the financial statements, net of interest income, was $0.8 million and $1.0 million for the six month periods ended June 30, 2011 and 2010, respectively.

7. Related Parties

As of June 30, 2011, Douglas G. Voss, the Company's Chairman, President and major shareholder, was the beneficial owner of 4,160,247 shares of the Company's common stock, representing 29.1% of the outstanding common stock of the Company. Accordingly, Mr. Voss is in a position to control the management and affairs of the Company.

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company's Chairman, President and major shareholder. Total payments for these leases were $14,250 for each of the six months ending June 30, 2011 and 2010, respectively.

As of June 30, 2011, Raytheon owned 5,371,980 shares of the Company’s common stock, representing an approximately 37.6% interest in the Company's outstanding common stock. The Company issued the shares to Raytheon in December 2002 as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. In the six month period ending June 30, 2011, the Company made principal repayments of debt to Raytheon in the amount of $3.8 million, including a non-scheduled prepayment of debt on its Senior Note in the amount of $843,247 as a result of the Company’s “Excess cash” position for the year ending December 31, 2010. See Note 6 for a discussion of these debt obligations.

In 2008 and 2009, the Company entered into agreements with Raytheon to lease seven Beechcraft model 1900D aircraft, four with attached engines and three without engines. The Company expensed rental payments for each of the three months ended June 30, 2011 and 2010 of $418,500 and for each of the six months ended June 30, 2011 and 2010 of $837,000. See Note 1 for further discussion of these lease agreements.

8. Income Taxes

The Company's estimated annual effective income tax rate is 43.0% for 2011. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income. Prior to 2004, the Company reported significant cumulative losses and generated substantial net operating loss carryforwards. From 2007 through the current period, the Company utilized a portion of these carryforwards to offset taxable income.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board (the "FASB").

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and long-term debt including the current portion. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The carrying value of our long term debt including the current portion reflects original cost net of unamortized deferred debt restructuring gain and was $39.6 million and $44.0 million as of June 30, 2011 and December 31, 2010, respectively. For additional information, see Note 6 (Long-Term Debt).

All of the Company's fixed rate debt is comprised of Raytheon Aircraft Notes and Senior Debt (see Note 6). There is not an active market for the Company's notes. Additionally, because the Company's concentration of long-term debt is with one creditor, who is also a significant stockholder of the Company, the fair value of long-term debt cannot be reasonably determined. If the fair value of the long-term debt was able to be determined, it would be a Level 3 measurement and would take into consideration inputs which include the future expected cash flows, the probability of early redemption, the probably of default on the part of the Company including overall creditworthiness, the interest rate of the debt and the prevailing interest rate in the market for similar financial instruments.

10. Subsequent Event

Effective July 27, 2011, the Company and United entered into a Fifth Amendment to the Code Share and Regulatory Cooperation and Marketing Agreement between the parties which extended the date of such agreement to September 1, 2011.

We evaluated events after June 30, 2011, through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Great Lakes Aviation, Ltd. (“Great Lakes” or the “Company”) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (“United Airlines” or “United”) and Frontier Airlines, Inc. (“Frontier Airlines” or “Frontier”). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. As of August 11, 2011 we served 42 airports in 11 states with a fleet of six Embraer EMB-120 Brasilia and 32 Raytheon/Beechcraft 1900D regional airliners.

The Company and United operate under a code share agreement which was amended effective October 29, 2010 to extend the term to August 1, 2011. The term of the agreement was further extended on July 27, 2011 to September 1, 2011. As amended, the terms of the agreement provide for us to continue United Airlines code sharing for destinations we currently service to and from our hubs at Denver, CO, Los Angeles, CA and Phoenix, AZ.

We operate under a similar code share agreement with Frontier. While the Frontier agreement does not have a fixed termination date, it is terminable 180 days after written notice by either party. The Frontier agreement provides for the use of Frontier's flight designator code on our flights connecting with Frontier's flights in Albuquerque, NM, Denver, CO, Las Vegas, NV, Los Angeles, CA and Phoenix, AZ.

We were incorporated on October 25, 1979 as an Iowa corporation and became a publicly traded company in January 1994.

Essential Air Service (“EAS”) Program

We derived approximately 45% of our total revenue from the Essential Air Service (‘EAS”) program during the six month period ended June 30, 2011. The EAS program, which is administered by the United States Department of Transportation (“DOT”), was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of "essential air service." In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets. The EAS program has received 21 short-term Congressional extensions of the program. The most recent extension, signed by the President on August 5, 2011, expires on September 16, 2011. The EAS program is authorized by Congress under the recurring FAA Reauthorization process. Current funding for the EAS program is appropriated through federal fiscal year 2011 ending September 30, 2011.

An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before the airline may terminate, suspend, or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. EAS rates are normally set for two-year periods for each city. Significant fluctuations in passenger traffic, fares and associated revenues, as well as fluctuations in fuel and other costs, may cause EAS routes to become unprofitable during these two-year terms. Near the end of the two year term for EAS service to a particular city, the DOT will request service proposals from the Company and potentially, competitive proposals from other airlines. Proposals, when requested, are evaluated on, among other things, the level of service provided, the amount of subsidy requested, the fitness of the applicant, and comments from the communities served.

As of June 30, 2011, we served 29 EAS communities on a subsidized basis. We have been deliberately reducing our reliance on EAS revenues in markets and hubs whereby EAS subsidy revenues represented an excessively high percentage of subsidy revenue compared to expense. In January of 2010, we discontinued our St. Louis EAS hub operation. In February of 2011, we discontinued our Kansas City EAS hub operation and in April of 2011 we discontinued our EAS hub operation in Milwaukee. We discontinued EAS operations to seven Montana communities in May of 2011 and ceased operations at our Billings, MT EAS hub on June 30, 2011. All four of these hubs were developed by the Company in recent years to serve EAS markets exclusively. Due to the substantial downsizing of connecting capacity at these hubs, we determined that redeploying aircraft to hubs with greater connecting opportunities would offer the highest and best use of our aircraft and offer a greater number of passengers the ability to connect to the national and international air transportation system. We transitioned our EAS hub operation in Ontario, CA to Los Angeles International Airport (LAX) in May of 2011, as part of our strategy to operate at hubs which offer our passengers more opportunity to connect to more final destinations.

Essential Air Service (“EAS”) Program Activity Subsequent to January 1, 2011

On February 10, 2011, we transitioned Joplin, MO service to another carrier and ceased operations at our Kansas City, MO hub.

On April 18, 2011 we transitioned Ironwood and Manistee, MI service to another carrier and ceased operations at our Milwaukee, WI hub.

In May of 2011, we transitioned EAS service at Glasgow, Glendive, Havre, Lewiston, Miles City, Sidney and Wolf Point, MT to another carrier. We subsequently ceased operations at our Billings, MT hub on June 30, 2011. Great Lakes viewed Denver as a better hub opportunity to increase passenger traffic for these markets as they are historically relatively low load factor markets and inherently dependent on higher levels of EAS subsidy. However, the communities’ preferences were to maintain service to Billings primarily due to the regional medical facilities that are located in Billings.

We transitioned EAS service at Grand Island, NE to another carrier on June 9, 2011.

Financial Highlights

We had operating revenue of $60.9 million for the six month period ended June 30, 2011, a 1.8 percent increase compared to operating revenue of $59.8 million for the six month period ended June 30, 2010. The increase in operating revenue is due to passenger revenue increasing $3.6 million, offset by public service revenue decreasing $2.1 million. The $3.6 million increase in passenger revenue can be attributed to (i) a 6.3 percent increase in passenger enplanements (14,545 passengers), and (ii) a 5.7 percent (approximately $7.23) increase in average fares.

We had operating income of $0.9 million for the six month period ended June 30, 2011, compared to operating income of $3.2 million for the six month period ended June 30, 2010. The decrease in operating income is mostly attributable to increases in fuel prices, which resulted in a $4.7 million increase in fuel cost in the six month period ended June 30, 2011, compared to the same period ended June 30, 2010. On a year-over-year comparative basis, the average per gallon cost of fuel increased 33.2 percent, or $0.92 per gallon. The effect of the $0.92 increase in cost per gallon, including the quantity impacts of the decreased gallons consumed in 2011, caused our fuel expense to be higher in the six month period ended June 30, 2011, by $4.7 million as compared to the same period ended June 30, 2010.

We had net income of $29,146 for the six month period ended June 30, 2011, compared to income of $1.2 million for the six month period ended June 30, 2010. The decreased net income is primarily a result of the increase in fuel prices described above, offset by higher passenger revenues.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

The following table sets forth certain financial information regarding our results of operations for the three months ended June 30, 2011 and 2010.

Statement of Income Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30,
	2011				2010
		Cents		% Increase		Cents
		per		(Decrease)		per
	Amount	ASM		from 2010	Amount	ASM
	(in thousands)				(in thousands)

Operating revenues:
Passenger	$17,745	19.2	¢	13.5%	$15,630	16.4	¢
Public service	13,248	14.3		(11.6)	14,986	15.7
Freight, charter and other	223	0.2		(45.6)	410	0.4

Total operating revenues	31,216	33.8		0.6	31,026	32.5

Operating expenses:
Salaries, wages, and benefits	7,951	8.6		(2.6)	8,161	8.6
Aircraft fuel	10,221	11.1		31.8	7,756	8.1
Aircraft maintenance, materials and repairs	2,806	3.0		(26.3)	3,809	4.0
Depreciation and amortization	1,305	1.4		(1.2)	1,321	1.4
Aircraft rental	574	0.6		0.2	573	0.6
Other rentals and landing fees	1,679	1.8		62.2	1,035	1.1
Other operating expenses	5,168	5.6		(2.9)	5,322	5.6

Total operating expenses	29,704	32.1		6.2	27,977	29.3

Operating income	1,512	1.6		(50.4)	3,049	3.2
Interest expense, net	(408)	(0.4)		(16.6)	(489)	(0.5)

Income before income taxes	1,104	1.2	¢	(56.9)%	2,560	2.7	¢
Income tax expense	(497)	(0.5)		(56.3)	(1,136)	(1.2)

Net income	$607	0.7	¢	(57.4)%	$1,424	1.5	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended June 30, 2011 and 2010.

	Three Months Ended			Three Months Ended
	June 30, 2011		Increase (Decrease) from 2010	June 30, 2010
Selected Operating Data:
Available seat miles (in thousands) (1)	92,422		-3.2%	95,437
Revenue passenger miles (in thousands) (2)	40,928		11.1%	36,842
Revenue passengers carried	128,167		3.1%	124,283
Departures flown	18,609		-9.3%	20,507
Passenger load factor (3)	44.3%		14.8%	38.6%
Average yield per revenue passenger mile (4)	43.4	¢	2.4%	42.4	¢
Revenue per available seat miles (5)	33.8	¢	4.0%	32.5	¢
Cost per available seat mile (6)	32.1	¢	9.6%	29.3	¢
Average passenger fare (7)	$138.45		10.1%	$125.76
Average passenger trip length (miles) (8)	319		7.8%	296
Average cost per gallon of fuel	$3.88		37.1%	$2.83

(1)	"Available seat miles" or "ASMs" represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	"Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.
(3)	"Passenger load factor" represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	"Average yield per revenue passenger mile" represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	"Revenue per available seat mile" represents the average total operating revenue received for each available seat mile.
(6)	"Cost per available seat mile" represents operating expenses divided by available seat miles.
(7)	"Average passenger fare" represents passenger revenue divided by the number of revenue passengers carried.
(8)	"Average passenger trip length" represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Second Quarter 2011 to Second Quarter 2010

Passenger Revenues. Passenger revenues were $17.7 million in the second quarter of 2011, an increase of 13.5% from $15.6 million in the second quarter of 2010. The $2.1 million quarter-over-quarter increase in passenger revenues was primarily attributable to a 10.1% increase in average passenger fare and a 3.1% increase in passengers carried during the second quarter of 2011. Our available seat mile (ASM) capacity for the second quarter of 2011 decreased 3.2% from the ASM capacity for the second quarter of 2010.

Public Service Revenues. Public service revenues collected through the EAS Program decreased 11.6% to $13.2 million during the second quarter of 2011, as compared to $15.0 million during the second quarter of 2010. The decrease in public service revenue was mostly due to a net decrease in EAS communities served. At June 30, 2011 and June 30, 2010, we served 29 and 41 EAS communities, respectively, on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $0.2 million during the second quarter of 2011, a decrease of 45.6% from the second quarter of 2010. The 45.6% decrease was due to decreases in contract ground handling of other carriers.

Operating Expenses. Total operating expenses were $29.7 million, or 32.1 cents per ASM, in the second quarter of 2011, as compared to $28.0 million, or 29.3 cents per ASM in the second quarter of 2010.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $8.0 million in the second quarter of 2011, a decrease of 2.6% from $8.2 million in the second quarter of 2010. The decrease in salaries, wages, and benefits was mostly attributable to a reduction of health insurance claims and fewer employees needed to support the decreased number of communities served.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $10.2 million, or 11.1 cents per ASM, in the second quarter of 2011. In comparison, our aircraft fuel and into-plane expense for the second quarter of 2010 was $7.8 million, or 8.1 cents per ASM. The 31.8% increase in our aircraft fuel expense was attributable to a 37.1% increase in average cost of fuel per gallon.

The average cost of fuel increased from $2.83 per gallon in the second quarter of 2010 to $3.88 per gallon in the second quarter of 2011. The effect of the $1.05 increase in cost per gallon was an increase in total cost of approximately $2.9 million in the second quarter of 2011, which was partially offset by a small decrease in consumption, resulted in a net increase of approximately $2.5 million. At rates of consumption for the second quarter of 2011, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $109,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $2.8 million during the second quarter of 2011, which was a 26.3% decrease from $3.8 million during the second quarter of 2010. The decrease was primarily attributable to fewer engine overhauls during the second quarter of 2011 which were not covered under our engine maintenance contract with Pratt and Whitney Canada Corporation combined with lower aircraft parts installation expenses.

Depreciation and amortization. Depreciation and amortization expense was $1.3 million during the second quarter of 2011, which was consistent with the second quarter of 2010.

Aircraft Rental. Aircraft lease expense was $0.6 million during the second quarter of 2011, which was consistent with the second quarter of 2010.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.7 million during the second quarter of 2011, which was a 62.2% increase from $1.0 million during the second quarter of 2010. The increase is mostly attributable to a net $0.6 million retroactive annual rate adjustment from Denver International Airport (“DIA”) in the second quarter of 2010 which is expected to be received in the third quarter of 2011 this year.

Other Operating Expenses. Other operating expenses were $5.2 million, or 5.6 cents per ASM, during the second quarter of 2011, a decrease of 2.9% from $5.3 million, or 5.6 cents per ASM, during the second quarter of 2010. The decrease in other operating expenses was primarily due to decreases of approximately $112,000 in utilities, $67,000 in contract handling, $63,000 in pilot training and associated lodging expenses and $61,000 in passenger related expenses. These were offset by increases for professional fees of $91,000 and other expenses of $58,000.

Interest Expense. Interest expense was $0.4 million during the second quarter of 2011, a decrease of 16.6% from the second quarter of 2010. The decrease was mostly the result of the amortization of long-term debt balances, partially offset by a reduction in deferred debt restructuring gain amortization in interest expense related to the restructured Raytheon debt in 2002.

Income Tax Expense. For the three months ended June 30, 2011 we recorded an income tax expense of $0.5 million and for the three months ended June 30, 2010 we recorded an income tax expense of $1.1 million.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

The following table sets forth certain financial information regarding our results of operations for the six months ended June 30, 2011 and 2010.

Statement of Income Data

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2011				2010
		Cents		% Increase		Cents
		per		(Decrease)		per
	Amount	ASM		from 2010	Amount	ASM
	(in thousands)				(in thousands)

Operating revenues:
Passenger	$32,674	17.6	¢	12.4%	$29,069	15.6	¢
Public service	27,483	14.8		(7.0)	29,566	15.8
Freight, charter and other	749	0.4		(36.3)	1,175	0.6

Total operating revenues	60,906	32.9		1.8	59,810	32.0

Operating expenses:
Salaries, wages, and benefits	15,885	8.6		(2.7)	16,320	8.7
Aircraft fuel	19,632	10.6		31.9	14,887	8.0
Aircraft maintenance, materials and repairs	7,026	3.8		(15.9)	8,356	4.5
Depreciation and amortization	2,612	1.4		(2.5)	2,680	1.4
Aircraft rental	1,147	0.6		0.0	1,147	0.6
Other rentals and landing fees	3,258	1.8		25.1	2,604	1.4
Other operating expenses	10,485	5.7		(1.2)	10,614	5.7

Total operating expenses	60,045	32.4		6.1	56,608	30.3

Operating income	861	0.5		(73.1)	3,202	1.7
Interest expense, net	(826)	(0.4)		(16.1)	(984)	(0.5)

Income before income taxes	35	0.0	¢	(98.4)%	2,218	1.2	¢
Income tax expense	(6)	0.0		(99.4)	(999)	(0.5)

Net income	$29	0.0	¢	(97.6)%	$1,219	0.7	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the six months ended June 30, 2010 and 2009.

	Six Months Ended			Six Months Ended
	June 30, 2011		Increase (Decrease) from 2010	June 30, 2010
Selected Operating Data:
Available seat miles (in thousands) (1)	185,230		-0.9%	186,935
Revenue passenger miles (in thousands) (2)	76,958		14.0%	67,507
Revenue passengers carried	244,555		6.3%	230,010
Departures flown	37,723		-7.1%	40,614
Passenger load factor (3)	41.5%		15.0%	36.1%
Average yield per revenue passenger mile (4)	42.5	¢	-1.4%	43.1	¢
Revenue per available seat miles (5)	32.9	¢	2.8%	32.0	¢
Cost per available seat mile (6)	32.4	¢	6.9%	30.3	¢
Average passenger fare (7)	$133.61		5.7%	$126.38
Average passenger trip length (miles) (8)	315		7.5%	293
Average cost per gallon of fuel	$3.69		33.2%	$2.77

(1)	"Available seat miles" or "ASMs" represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	"Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.
(3)	"Passenger load factor" represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	"Average yield per revenue passenger mile" represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	"Revenue per available seat mile" represents the average total operating revenue received for each available seat mile.
(6)	"Cost per available seat mile" represents operating expenses divided by available seat miles.
(7)	"Average passenger fare" represents passenger revenue divided by the number of revenue passengers carried.
(8)	"Average passenger trip length" represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Six Months 2011 to First Six Months 2010

Passenger Revenues. Passenger revenues were $32.7 million in the first six months of 2011, an increase of 12.4% from $29.1 million in the first six months of 2010. The $3.6 million increase in passenger revenues was primarily attributable to a 6.3% increase in passengers carried and a 5.7% increase in average passenger fare during the first six months of 2011. Our available seat mile (ASM) capacity for the first six months of 2011 decreased 0.9% from the ASM capacity for the first six months of 2010.

Public Service Revenues. Public service revenues collected through the EAS Program decreased 7.0% to $27.5 million during the first six months of 2010, as compared to $30.0 million during the first six months of 2010. The decrease in public service revenue was mostly due to a net decrease in the number of EAS communities served. At

June 30, 2011 and June 30, 2010, we served 29 and 41 communities, respectively, on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $0.7 million during the first six months of 2011, a decrease of 36.3% from the first six months of 2010. The 36.3% decrease was due to decreases in contract ground handling of other carriers, offset in part by an increase in charter income.

Operating Expenses. Total operating expenses were $60.0 million, or 32.4 cents per ASM, in the first six months of 2011, as compared to $56.6 million, or 30.3 cents per ASM in the first six months of 2010.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $15.9 million in the first six months of 2011, a decrease of 2.7% from $16.3 million in the first six months of 2010. The decrease in salaries, wages, and benefits was mostly attributable to reduction of insurance benefit costs and fewer employees needed to support the decreased number of communities served.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $19.6 million, or 10.6 cents per ASM, in the first six months of 2011. In comparison, our aircraft fuel and into-plane expense for the first six months of 2010 was $14.9 million, or 8.0 cents per ASM. The 31.9% increase in our aircraft fuel expense was attributable to a 33.2% increase in average cost of fuel per gallon.

The average cost of fuel increased from $2.77 per gallon in the first six months of 2010 to $3.69 per gallon in the first six months of 2011. The effect of the $0.92 increase in cost per gallon was an increase in total cost of approximately $5.0 million in the first six months of 2011, which along with a small decrease in consumption, resulted in a net increase of approximately $4.7 million. At rates of consumption for the first six months of 2011, a one cent increase or decrease in the price of a gallon of fuel, will increase or decrease our fuel expense by approximately $109,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $7.0 million during the first six months of 2011, which was a 15.9% decrease from $8.4 million during the first six months of 2010. The decrease was primarily attributable to fewer engine overhauls during the second quarter of 2011 which were not covered under our engine maintenance contract with Pratt and Whitney Canada Corporation, combined with lower aircraft parts installation expenses.

Depreciation and amortization. Depreciation and amortization expense was $2.6 million during the first six months of 2011 and $2.7 million in the first six months of 2010.

Aircraft Rental. Aircraft lease expense was $1.1 million during the first six months of 2011, which was consistent with the first six months of 2010.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $3.3 million during the first six months of 2011, which was a 25.1% increase from $2.6 million during the first six months of 2010. The increase is mostly attributable to a net $0.6 million retroactive annual rate adjustment from Denver International Airport (“DIA”) in the second quarter of 2010 which is expected to be received in the third quarter of 2011 this year.

Other Operating Expenses. Other operating expenses were $10.5 million, or 5.7 cents per ASM, during the first six months of 2011, a decrease of 1.20% from $10.6 million, or 5.7 cents per ASM, during the first six months of 2010. The decrease in other operating expenses was primarily due to decreases of approximately $151,000 in contract handling, $142,000 in utilities and $43,000 in pilot training and associated lodging expenses. These were offset by increases for deicing expenses of $101,000, professional fees of $47,000, passenger related expenses of $32,000 and $27,000 for other expenses.

Interest Expense. Interest expense was $0.8 million during the first six months of 2011, a decrease of 16.1% from the first six months of 2010. The decrease was mostly the result of interest on the lower principal portion of long-term debt balances, partially offset by a reduction in deferred debt restructuring gain amortization in interest expense related to the restructured Raytheon debt in 2002.

Income Tax Expense. For the six months ended June 30, 2011 we recorded an income tax expense of $5,823 and for the six months ended June 30, 2010 we recorded an income tax expense of $1.0 million.

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

Liquidity and Capital Resources

Contractual Obligations. The following table summarizes our major debt and lease payment obligations for periods beginning as of July 1 and ending as of June 30 for each of the designated time periods:

				After
	2012 (1)	2013-2014	2015-2016	2016	Total
Long-term debt - contractual	$34,319,643	$3,555,543	$1,685,717	$—	$39,560,903
Contractual interest on long-term debt	808,643	512,391	58,078	—	1,379,112

Total debt	35,128,286	4,067,934	1,743,795	—	40,940,015
Aircraft lease obligations	1,134,156	425,000	—	—	1,559,156

Total lease obligations	1,134,156	425,000	—	—	1,559,156

Total obligations	$36,262,442	$4,492,934	$1,743,795	$—	$42,499,171

(1)	Approximately $31.8 million of aircraft debt associated with the Raytheon Aircraft Notes matures on August 31, 2011.

We have historically used debt to finance the purchase of our aircraft. At June 30, 2011, we had $34.3 million of long-term debt payments or debt maturity debt payments due in the next twelve months (see Note 6 to the Financial Statements). At June 30, 2011, the largest portion of our long-term debt was held by our principal creditor and largest single shareholder, Raytheon Aircraft Credit Corporation (“Raytheon”). The notes, which were used to finance the purchase of aircraft, are secured by 25 Beechcraft 1900D aircraft. The maturity dates for these notes were extended from June 30, 2011 to August 31, 2011, at which time a final payment of $1.27 million will be due for each aircraft note ($31.8 million in total). Our senior note with Raytheon, in the amount of $6.9 million at June 30, 2011, is cross defaulted to the aircraft notes. In order to satisfy these obligations we will need to generate sufficient cash from operations to repay the obligations, secure alternative sources of financing with which to repay Raytheon, raise additional capital sufficient to repay Raytheon, refinance the obligations with Raytheon, or achieve a combination of any or all of the foregoing to satisfy the terms of the aircraft notes.

It is management’s plan to obtain new financing with a different lender. Furthermore, it is management’s intention to continue the operations of the business in the normal course. We have retained Raymond James & Associates, Inc. to act as our external investment banking advisor in attracting new financing and optimizing the repayment terms of our existing indebtedness relative to the aircraft notes which mature on August 31, 2011.

As of August 11, 2011, we have not extended the terms of the aircraft notes beyond August 31, 2011 or secured alternative sources of financing to satisfy these obligations. Further, we have not generated sufficient cash from operations to be able to make a August 31, 2011 payment to Raytheon in the amount of $31.8 million. Raytheon has no obligation to extend or refinance the debt maturities due on August 31, 2011. In the event that we are unable to obtain new financing, Raytheon may exercise alternatives available to it, including the foreclosure and taking of the 25 mortgaged aircraft and causing the $6.9 million senior note to become due and payable.

The inability to successfully implement a refinancing plan or otherwise address this liquidity issue within the timeframe permitted will have a material adverse effect on our business, results of operations, and financial position. This raises substantial doubt as to our ability to continue operating as a going concern.

Furthermore, we lease seven Beechcraft model 1900D aircraft from Raytheon whereby the terms of the operating leases provide for either party to terminate a lease upon 90 days notice. Raytheon has given notice of lease termination on the seven leased Beechcraft model 1900D aircraft, however, the first requested aircraft return would not occur until August 10, 2011 and the last in January of 2012. Raytheon has stated that its notice is rescindable and deferrable at any time in the interim at Raytheon’s discretion. Further, Raytheon has communicated its willingness to engage in negotiations to sell some or all of the seven aircraft outright to the Company concurrent with the satisfaction of the Company’s obligations related to the Raytheon debt on the 25 Beechcraft model 1900D aircraft. The Company returned one of the seven aircraft on August 10, 2011. This aircraft was leased without engines and the Company will utilize two Company-owned engines, used to power the returned leased airframe, as spare engines to maximize efficiencies in the normal course of operations.

From February 1, 2010 through June 30, 2011, we have discontinued service at 18 EAS communities, two non-EAS communities and four EAS hubs with no fleet changes. This is part of a deliberate strategy of re-focusing its route system on markets that are less dependent on EAS subsidy payments and less difficult to support operationally. Our current fleet requirements have been reduced as a result of these route system changes, and some and or all of these seven leased aircraft from Raytheon will be surplus to our operational needs given our anticipated schedule changes in the fall of 2011. The phased withdrawal of these seven aircraft will begin concurrent with the end of the heavy summer travel season, and therefore is not expected to have a material effect on operations. When we began entering into the short-term leases with Raytheon, we did so to enable us the flexibility of returning excess aircraft if the EAS program were to undergo significant downsizing and/or we believed business conditions were such that it made sense to downsize the Beechcraft model 1900D fleet.

The uncertainty surrounding the future of the EAS Program has impeded our ability to obtain financing on commercially reasonable terms. The EAS program has received 21 short-term Congressional extensions of the program. This most recent extension was passed by the U.S. House of Representatives on July 20, 2011 as the Airport and Airway Extension Act of 2011, Part IV (H.R. 2553) and the bill was forwarded to the Senate for consideration and passage of the bill. The Senate passed the bill on August 5, 2011 and the bill was signed into law by the President on the same day. This 21st extension will expire on September 16, 2011 and Congress will either need to pass further extensions or agree on long-term FAA Authorization legislation when they return from summer recess on September 6, 2011. In the meantime, funds are appropriated for the EAS program for federal fiscal year 2011 ending September 30, 2011.

Significant differences existed between the U.S. Senate version of the long-term FAA Authorization legislation versus the U.S. House of Representatives version of the proposed legislation. Original language in the House bill (H.R 658) phased out the EAS program in its entirety in federal fiscal year 2013, which ends September 30, 2014. However, House bill (H.R. 2553), signed by the President on August 5, 2011, removed this language which phased out the EAS program. The bill also attempts to more closely align changes in the EAS program with the changes to the EAS program proposed by Senate bill (S.223). The Senate bill (S. 223) and the House bill (H.R. 2553) maintain the existence of the EAS program with some meaningful changes. In both the Senate bill (S. 223) and House bill H.R. (2553), community eligibility changes are promulgated that would reduce EAS program communities served anywhere from approximately 10 to 40 communities nationwide. This would be accomplished by extending mileage criteria to a community’s proximity to medium or large hubs from 70 to 90 miles. House bill (H.R.2553) proposes to limit the amount of subsidy per passenger to no more than $1,000 per flight. It is expected that three communities would no longer be eligible for EAS subsidy under this provision of House bill (H.R. 2553). Similarly, Senate bill (S. 223) proposes a minimum of ten passengers to be enplaned daily for communities to be eligible for EAS program subsidies.

The loss or the reduction of EAS revenue would adversely affect our business, financial condition, operating results and cash flows. It would also adversely affect our ability to refinance or secure alternative sources of financing to satisfy our debt obligations.

Sources and Uses of Cash. As of June 30, 2011, our cash balance was $2.9 million, a $2.9 million decrease from the cash balance of $5.7 million as of December 31, 2010. We made principal payments on debt of $3.8 million during the first six months of 2011. Included in our principal payments of debt was $0.8 million mandatory prepayment of our senior note to RACC made in January 2011. At June 30, 2011, we were current on payments due to our lenders and lessors.

Cash Provided by Operating Activities. During the first six months of 2011, we had positive cash flow from operating activities in the amount of $1.6 million. During the first six months we generated a net income of $29,146 and recorded non-cash depreciation and amortization of $2.6 million.

Cash Flows from Investing Activities. During the first six months of 2011, we invested $0.6 million in replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first six months of 2011, we utilized $3.8 million of cash to reduce our outstanding notes payable and long-term debt balances.

As of June 30, 2011, we had a working capital deficit of approximately $17.4 million, consistent with the working capital deficit of $18.8 million, at December 31, 2010, which was due to our aircraft notes for 25 Beechcraft 1900D aircraft maturing on August 31, 2011 which requires a $31.8 million balloon payment. This debt is included in current notes payable and current maturities of long-term debt.

At June 30, 2011, total assets were in excess of total liabilities by $29.0 million. The accounting treatment under ASC Section 470-60-15 for recording of gains from the restructuring of debt obligations at December 31, 2002 required that $22.3 million of such gain be deferred and amortized over the term of the restructured debt obligations. This had the effect of increasing net income and stockholders' equity as the gain was amortized to earnings. At June 30, 2011, the total deferred gain had been amortized as a reduction of interest expense.

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

Factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	the receipt of sufficient passenger revenues on the routes that we serve;

2)	the continuance of the federal Essential Air Service program at current funding levels;

3)	the ability to refinance debt maturing on August 31, 2011 on commercially reasonable terms;

4)	the volatility and level of fuel costs;

5)	the effect of general economic conditions on business and leisure travel;

6)	dependence on connecting capacity at our hubs;

7)	the payments and restrictions resulting from our contractual obligations;

8)	the effect of rules regarding the effect of stock sales on the availability of net operating loss carryforwards;

9)	the incidence of domestic or international terrorism and military actions;

10)	competition from other airlines and from ground transportation;

11)	the incidence of labor disruptions or strikes;

12)	dependence on our key personnel;

13)	the incidence of aircraft accidents;

14)	the level of regulatory and environmental costs;

15)	the incidence of technological failures or attacks;

16)	maintenance costs related to aging aircraft;

17)	the possibility of substantial numbers of shares being sold by our current investors;

18)	the limited market for our securities;

19)	our ability to remediate timely and deficiencies in our internal controls;

20)	substantial numbers of shares being offered for sale;

21)	consent requirements for equity issuance under our agreements with Raytheon;

22)	no expectation of dividends; and

23)	anti-takeover provisions in our charter documents and Iowa law.

Readers are cautioned not to attribute undue certainty on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we do not undertake to update any forward-looking statements except as required by law in the normal course of our public disclosure practices.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel. As of June 30, 2011, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry's dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 32.7% of our operating expenses in the first six months of 2011. A one cent change in the average cost of aircraft fuel would impact our aircraft fuel expense by approximately $109,000 annually.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. As of June 30, 2011, all of our debt obligations were at fixed interest rates and we have no variable interest rate risk exposure. However, we must refinance the majority of our long-term debt by August 31, 2011 which may involve adjustments to our current interest rate terms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

During the Company's most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. EXHIBITS

See "Exhibit Index."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: August 11, 2011	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Fifth Amendment to Code Share and Regulatory Cooperation and Marketing Agreement by and between United Air Lines, Inc. and the Company, dated July 27, 2011.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.