Form 10-Q
period 2011-09-30
GREAT LAKES AVIATION LTD
filed 2011-11-21
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011, 14,291,970 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

i

Item 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash	$4,341,870	$5,716,105
Accounts and other receivables	9,901,003	9,100,412
Inventories	7,348,375	6,591,209
Prepaid expenses and other current assets	1,200,674	2,037,525
Deferred income taxes	3,770,873	3,770,873

Total current assets	26,562,795	27,216,124

Property and equipment:
Flight equipment	114,908,256	114,415,177
Other property and equipment	9,609,622	9,485,938
Less accumulated depreciation and amortization	(74,440,762)	(70,714,717)

Total property and equipment	50,077,116	53,186,398

Maintenance deposits	2,205,138	2,024,444
Other assets	2,047,077	1,923,459

Total assets	$80,892,126	$84,350,425

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$2,917,163	$38,420,169
Accounts payable	2,653,340	3,233,965
Accrued interest, unearned revenue and other liabilities	4,541,015	4,340,469

Total current liabilities	10,111,518	45,994,603

Long-term debt, net of current maturities	34,954,907	5,567,646
Deferred income taxes	5,032,488	3,812,182
Deferred credits	307	35,435

Total liabilities	50,099,220	55,409,866

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares No shares issued and outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares Issued and outstanding: 14,291,970 shares	142,920	142,920
Paid-in capital	33,568,669	33,568,669
Accumulated deficit	(2,918,683)	(4,771,030)

Total stockholders’ equity	30,792,906	28,940,559

Total liabilities and stockholders’ equity	$80,892,126	$84,350,425

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues:
Passenger	$20,276,476	$17,465,620	$52,950,797	$46,534,523
Public service	12,377,725	15,571,707	39,861,019	45,137,782
Freight, charter, and other	118,664	412,786	867,527	1,587,745

Total operating revenues	32,772,865	33,450,113	93,679,343	93,260,050

Operating expenses:
Salaries, wages, and benefits	7,995,072	8,406,088	23,880,510	24,726,207
Aircraft fuel	9,999,196	7,992,390	29,631,242	22,879,275
Aircraft maintenance, materials, and repairs	3,135,924	3,932,002	10,164,331	12,287,729
Depreciation and amortization	1,302,171	1,312,226	3,913,594	3,992,625
Aircraft rental	506,317	573,525	1,653,367	1,720,575
Other rentals and landing fees	1,075,863	1,345,616	4,333,619	3,949,352
Other operating expenses	4,820,897	5,110,032	15,303,861	15,723,559

Total operating expenses	28,835,440	28,671,879	88,880,524	85,279,322

Operating income	3,937,425	4,778,234	4,798,819	7,980,728
Other expense:
Interest expense, net of interest income of $1,841, $1,828, $3,741 and $3,973, respectively	(724,040)	(471,868)	(1,550,465)	(1,456,174)

Income before income taxes	3,213,385	4,306,366	3,248,354	6,524,554

Income tax expense	(1,390,184)	(1,613,844)	(1,396,007)	(2,612,643)

Net income	$1,823,201	$2,692,522	$1,852,347	$3,911,911

Net income per share:
Basic	$0.13	$0.19	$0.13	$0.27
Diluted	$0.13	$0.19	$0.13	$0.27
Weighted average shares outstanding:
Basic	14,291,970	14,291,970	14,291,970	14,291,970
Diluted	14,384,679	14,448,683	14,409,195	14,444,468

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,852,347	$3,911,911
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,913,594	3,992,625
Amortization of deferred debt restructuring gain	(599,945)	(1,026,779)
Loss on items beyond economic repair	115,749	136,624
Deferred tax expense	1,220,306	2,239,127
Change in current operating items:
Accounts and other receivables	(800,591)	(63,392)
Inventories	(757,166)	477,696
Prepaid expenses and other current assets	836,851	4,019
Maintenance deposits	(180,694)	(372,576)
Other Assets	(123,618)	(63,428)
Accounts payable	(580,625)	227,463
Accrued interest, unearned revenue and other liabilities	200,545	342,992
Other long-term liabilities	—	(152,866)
Deferred credits	(35,127)	(35,128)

Net cash provided by operating activities	5,061,626	9,618,288

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(920,061)	(1,944,802)

Net cash used in investing activities	(920,061)	(1,944,802)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(5,515,800)	(4,401,859)

Net cash used in financing activities	(5,515,800)	(4,401,859)

NET INCREASE (DECREASE) IN CASH	(1,374,235)	3,271,627

Cash
Beginning of period	5,716,105	4,327,538

End of period	$4,341,870	$7,599,165

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$2,154,152	$2,486,927
Cash paid during the period for income taxes	$103,576	$398,726

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Nine Months Ended September 30, 2011

(Unaudited)

	Common stock			Accumulated
	Shares	Amount	Paid-in capital	deficit	Total
Balance at January 1, 2011	14,291,970	$142,920	33,568,669	(4,771,030)	$28,940,559
Net Income	—	—	—	1,852,347	1,852,347

Balance at September 30, 2011	14,291,970	$142,920	33,568,669	(2,918,683)	$30,792,906

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

September 30, 2011

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

The financial statements do not give recognition to the future recording of the refinancing of the Company’s long-term debt and re-acquisition of its Common Stock which occurred on November 16, 2011 as described in the “Liquidity”, “Liquidity and Capital Resources” and “Subsequent Event” sections of this report.

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

Business

Passenger Revenue

Great Lakes Aviation, Ltd. (Great Lakes, the Company, we or us) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). The Company and United entered into a new code share agreement on September 1, 2011. Terms of the agreement provide for the Company to continue United Airlines code sharing for destinations the Company currently services to and from Denver, CO, Los Angeles, CA and Phoenix, AZ hubs.

The Company operates under a similar code share agreement with Frontier. The Frontier agreement provides for the use of Frontier’s flight designator code on the Company’s flights connecting with Frontier’s flights in Albuquerque, NM, Denver, CO, Los Angeles, CA, and Phoenix, AZ. The Company’s code share agreements do not have fixed termination dates and are cancellable by either party upon sufficient notice.

Currently, we estimate that approximately 37% of Great Lakes’ passenger revenue is earned from the United code share product line and approximately 22% of Great Lakes’ passenger traffic is earned from the Frontier code share product line.

Freight Charter and Other Revenue

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights and in certain locations, provides ground handling for other carriers.

Public Service Revenue

Approximately 42.6% and 48.4% of the Company’s total revenue during the nine months ended September 30, 2011 and 2010, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The EAS program is authorized by Congress under the recurring FAA Reauthorization process. The EAS program has received 22 short-term Congressional extensions of the program. The most recent extension was passed by the U.S. House of

Representatives on September 13, 2011 as the Surface and Air Transportation Programs Extension Act of 2011 (H.R. 2887) and the bill was forwarded to the Senate for consideration and passage of the bill. The Senate passed the bill on September 15, 2011 and the bill was signed into law by the President on September 16, 2011. This 22nd extension will expire on January 31, 2012 and Congress will either need to pass further extensions or agree on long-term FAA Authorization legislation prior to January 31, 2012.

Significant differences existed between the U.S. Senate version of the long-term FAA Authorization legislation versus the U.S. House of Representatives version of the proposed legislation. Original language in the House bill (H.R 658) phased out the EAS program in its entirety in federal fiscal year 2014, which ends September 30, 2014. However, House bill (H.R. 2553), signed by the President on August 5, 2011, removed the language which phased out the EAS program. The bill also attempts to more closely align changes in the EAS program with the changes to the EAS program proposed by Senate bill (S.223). The Senate bill (S. 223) and the House bill (H.R. 2553) maintain the existence of the EAS program with some meaningful changes. In both the Senate bill (S. 223) and House bill H.R. (2553), community eligibility changes are promulgated that would reduce EAS program communities served anywhere from approximately 10 to 40 communities nationwide. This would be accomplished by extending mileage criteria to a community’s proximity to medium or large hubs from 70 to 90 miles. House bill (H.R.2553) proposes to limit the amount of subsidy per passenger to no more than $1,000 per flight. It is expected that one community served by the Company would no longer be eligible for EAS subsidy under this provision of House bill (H.R. 2553). Similarly, Senate bill (S. 223) proposes a minimum of ten passengers to be enplaned daily for communities to be eligible for EAS program subsidies.

On November 17, 2011, Congress passed and the President subsequently enacted appropriations for the continuance of the EAS program through federal fiscal year ending September 30, 2012 in the amount of $143 million. These appropriated funds, in combination with other non-appropriated federal funds earmarked for the EAS program, will provide a minimum funding level for the continuance of the EAS program for federal fiscal year ending September 30, 2012 of $193 million. Language in the appropriations legislation also provides for previously appropriated unused funds, estimated to be approximately $17 million, to be made available for the EAS program in federal fiscal year 2012.

As of November 17, 2011, the Company served 42 airports, of which 29 locations receive EAS subsidy, in 11 states with a fleet of six Embraer EMB-120 Brasilia and 26 Raytheon/Beechcraft 1900D regional airliners. The Company currently operates hubs at Albuquerque, NM, Denver, CO, Las Vegas, NV, Los Angeles, CA and Phoenix, AZ.

Liquidity

The Company has historically used debt to finance the purchase of its aircraft. At September 30, 2011, the Company had $37.9 million of outstanding debt, of which approximately $32.9 million was due in the next twelve months (see Note 6). At September 30, 2011, the Company’s long-term debt was held by the Raytheon Aircraft Credit Corporation (“Raytheon”). The notes, which were used to finance the purchase of aircraft, were secured by 25 Beechcraft 1900D aircraft and were originally scheduled to mature on June 30, 2011. Prior to the scheduled maturity, The Company and Raytheon amended the agreement extending the maturity date of these aircraft notes to November 17, 2011 at which time a $30.9 million balloon payment for all 25 aircraft notes was due. The Company’s senior note with Raytheon, in the amount of $6.6 million at September 30, 2011, was cross defaulted to the aircraft notes.

On November 16, 2011, the Company entered into a new financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”). Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which the Company may borrow up to $10 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%.

The Company has subsequently also drawn down $5.5 million on the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

On November 16, 2011, the Company obtained $29.5 million of funding available under the new Credit Agreement. $27 million of the proceeds was used to satisfy all the outstanding debt obligations with Raytheon, at a discount, and to repurchase the Company’s common stock owned by Raytheon representing approximately 37.6% of the outstanding shares of common stock. $2.5 million was used to pay the closing fee and professional fees associated with the transaction. On that day, the debt obligations with Raytheon were extinguished and 5,371,980 shares of the Company’s common stock were returned. As a result of entering into the new financing arrangement and extinguishing the obligations with Raytheon, the Company’s mandatory contractual principal and interest obligations for the next 12 months will be approximately $5.9 million. In addition to the mandatory contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows, on September 30 of each year beginning September 30, 2012, as determined in the Credit Agreement.

In 2008 and 2009, the Company entered into agreements with Raytheon to lease seven Beechcraft model 1900D aircraft, four with attached engines and three without engines. The Company returned three of the seven aircraft in the quarter ended September 30, 2011, returned an additional three aircraft subsequent to September 30, 2011 and will return the remaining one aircraft prior to December 10, 2011. The return of three leased aircraft, leased without engines, will afford the Company the use of an additional six spare engines to maximize efficiencies in the normal course of operations.

From February 1, 2010 through June 30, 2011, the Company has discontinued service at 18 EAS communities, two non-EAS communities and four EAS hubs with no fleet changes. This is part of a strategy of re-focusing its route system on markets that are less dependent on EAS subsidy payments and less difficult to support operationally. The Company’s current fleet requirements have been reduced as a result of these route system changes, and seven leased aircraft from Raytheon will be surplus to our operational needs given the Company’s schedule changes in the fall of 2011. The Company does not expect to see a material effect on operating income as a result of exiting communities or returning all of the seven leased aircraft. Instead, management expects a shift in revenue to a higher percentage of passenger revenue versus EAS revenue, and that any reductions in revenue attributable to discontinued routes will be offset by cost reductions associated with the decreases in capacity. When the Company began entering into the short-term leases with Raytheon, it did so to enable the Company the flexibility of returning excess aircraft if the EAS program were to undergo significant downsizing and/or the Company believed business conditions were such that it made sense to downsize the Beechcraft model 1900D fleet.

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

2. Accounting for Maintenance Deposits

The Company is required to make maintenance deposit payments for two of its Embraer EMB-120 Brasilia leased aircraft. At January 1, 2011, the Company had made maintenance deposits of approximately $2.0 million and as of September 30, 2011, the Company’s maintenance deposits were approximately $2.2 million. These maintenance deposits are reimbursable to the Company as qualifying maintenance is performed on the aircraft and the Company incurs maintenance expense for the major components of the aircraft. ASC Subtopic 840-10 requires that lessees continually evaluate whether it is probable that an amount on deposit with a lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. When the underlying maintenance is performed, the maintenance costs shall be expensed or capitalized in accordance with the lessee’s maintenance accounting policy.

As of September 30, 2011, the Company has evaluated the maintenance deposits on account and determined that, based on historical and forecasted usage of the aircraft, that all amounts on deposit are probable of being returned to the Company as a result of the maintenance expected to be performed on the aircraft’s components. The Company will continue to evaluate its maintenance deposit account as the leases progress towards lease termination in April of 2013, and make the determination if any existing or future maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

3. Share-Based Compensation

The Great Lakes Aviation, Ltd. 1993 Incentive Stock Option Plan and Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan both expired in 2003 and, therefore, no new options may be granted under either of these stock option plans. The Company has not established any new stock option plans for which it may grant stock options. The Company did not realize any tax deductions related to the exercise of stock options during the three or nine month periods ended September 30, 2011 and September 30, 2010. The Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2011 and September 30, 2010, was $108,929 and $215,235 respectively.

4. Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income	$1,823,201	$2,692,522	$1,852,347	$3,911,911
Denominator:
Weighted average shares outstanding, basic	14,291,970	14,291,970	14,291,970	14,291,970
Dilutive effect of employee stock options	92,709	156,713	117,225	152,498

Weighted average shares outstanding, diluted	14,384,679	14,448,683	14,409,195	14,444,468
Net income per share, basic	$0.13	$0.19	$0.13	$0.27
Net income per share, diluted	$0.13	$0.19	$0.13	$0.27

For the three month and nine month periods ended September 30, 2011 and 2010, no outstanding options were excluded from the calculation of net income per diluted common share as the exercise prices of all such options were lower than the average market price of common stock for the period.

5. Accrued Liabilities

Accrued liabilities consisted of the following balances at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Accrued expenses	$239,454	$297,547
Unearned revenue	2,253,263	1,810,263
Accrued property taxes	219,743	63,766
Accrued payroll	1,828,555	2,168,893

Total accrued liabilities	$4,541,015	$4,340,469

6. Long-Term Debt

As of September 30, 2011, the Raytheon debt consisted of 25 Aircraft Notes secured by 25 Beechcraft model 1900D aircraft (the “Aircraft Notes”) and a Senior Note secured by four Embraer Brasilia EMB 120 aircraft and substantially all of the other assets of the Company (the “Senior Note”) (collectively, the “Raytheon Notes”). Each of the original Aircraft Notes bears interest at a fixed rate of 6.75% per annum, and provides for monthly payments in arrears. The agreement with Raytheon was amended, most recently on October 14, 2011, extending the Aircraft Notes maturity dates from June 30, 2011 to November 17, 2011, at which time a final payment of $1.23 million was due for each aircraft ($30.9 million in total). The aircraft notes were modified to increase the interest rate from 6.75% to 8.75% per annum for the period beginning July 1, 2011 and ending November 17, 2011. The Senior Note bears interest at a rate of 7.00% per annum. Interest on the Senior Note was payable monthly in arrears on the 30th day of each month. The Senior Note provides for payments of principal on June 30, September 30, and December 30 of each year until the note matures on December 30, 2015. The Company’s Senior Note with Raytheon was cross defaulted to the Aircraft Notes.

The debt agreement required the Company to prepay amounts outstanding under the Company’s notes held by Raytheon in an amount equal to 70% of the “excess cash” for any fiscal year. “Excess cash” means as at the end of any fiscal year an amount equal to (i) the sum of the Company’s cash, cash equivalents and short term instruments, minus (ii) a minimum of $3.0 million plus 4% of the difference in revenue for the current year and revenue for the year ending December 31, 2006 of $87.6 million. In January 2011, based on the Company’s “Excess cash” position for the year ending December 31, 2010, the Company made a prepayment of debt, applied to the Senior Note, in an amount of $843,247.

The amount of long-term debt also included deferred debt restructuring gains related to the Aircraft Notes pursuant to ASC Section 470-60-15. This additional debt was being amortized as a reduction of interest expense over the original remaining term of the debt. Due to the amortization of the deferred debt restructuring gains on the Company’s restructured debt obligations to Raytheon, the Company’s interest expense was significantly less than the contractual interest expense throughout the terms of the Raytheon Aircraft Notes. During the first nine months of 2011 and 2010, the Company’s contractual interest expense for all long-term debt was $2.2 million and $2.5 million. The Company amortized $0.6 million and $1.0 million of deferred debt restructuring gains for the nine month periods ending September 30, 2011 and 2010, respectively. The Company’s net interest expense on long-term debt obligations, as reflected in the financial statements, net of interest income, was $1.6 million and $1.5 million for the nine month periods ended September 30, 2011 and 2010, respectively.

On November 16, 2011, the Company entered into a new financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”). Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which the Company may borrow up to $10 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%.

The Company has subsequently also drawn down $5.5 million on the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

On November 16, 2011, the Company obtained $29.5 million of funding available under the new Credit Agreement. $27 million of the proceeds was used to satisfy all the outstanding debt obligations with Raytheon, at a discount, and to repurchase the Company’s common stock owned by Raytheon representing approximately 37.6% of the outstanding shares of common stock. $2.5 million was used to pay the closing fee and professional fees associated with the transaction. On that day, the debt obligations with Raytheon were extinguished and 5,371,980 shares of the Company’s common stock were returned. In addition to mandatory contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows, on September 30 of each year beginning September 30, 2012, as determined in the Credit Agreement. The Company’s ability to comply with the new debt may be impacted by government decisions related to funding of the EAS program as well as the Company’s ability to maintain compliance with specified financial and non-financial covenants.

The following table sets forth the minimum contractual principal obligation of the new Credit Agreement exclusive of principal payments resulting from excess cash flows:

Calendar Year
2011	$—
2012	3,000,000
2013	3,500,000
2014	4,000,000
2015	18,973,333

$29,473,333

The following table sets forth, as of September 30, 2011 and December 31, 2010, the carrying amount of the Company’s long-term debt and the current maturities of long term debt. The carrying amount of the debt includes the principal payments contractually required under the debt agreements and the unamortized deferred debt restructuring gain. In 2002, the Company restructured its debt. The debt restructuring was accounted for as a troubled debt restructuring which resulted in the Company recording a deferred gain that is being amortized into income as a decrease to interest expense over the remaining term of the debt. The current portion of the debt obligations is based on the obligations that will be satisfied in the following 12 months using cash flows made available from the Company’s operations. As such, an amount equal to the cash payments required to be made to satisfy contractual principal payments to GM Merchant Partners, LLC and Crystal Capital LLC under the new Credit Agreement in the twelve months ending September 30, 2012 are recorded as current obligations as of September 30, 2011. The debt obligations with Raytheon that were extinguished on November 16, 2011 were satisfied with proceeds that were made available with the new Credit Agreement with GB Merchant Partners, LLC and Crystal Capital LLC. As such, these obligations are excluded from the current obligations.

	September 30,	December 31,
	2011	2010
Long-term debt:
Raytheon Notes - principal	$37,872,070	$43,387,870
Raytheon Notes deferred debt restructuring gains	—	599,945

Total long-term debt	37,872,070	43,987,815
Less:
Current maturities of Raytheon Notes - principal	(2,917,163)	(37,820,224)
Current portion of deferred debt restructuring gains	—	(599,945)

Total current portion	(2,917,163)	(38,420,169)

Total long-term portion	$34,954,907	$5,567,646

7. Related Parties

As of September 30, 2011, Douglas G. Voss, the Company’s Chairman, President and major shareholder, was the beneficial owner of 4,160,247 shares of the Company’s common stock, representing 29.1% of the outstanding common stock of the Company. Accordingly, Mr. Voss is in a position to control the management and affairs of the Company.

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman, President and major shareholder. Total payments for these leases were $21,375 for each of the nine months ending September 30, 2011 and 2010, respectively.

As of September 30, 2011, Raytheon owned 5,371,980 shares of the Company’s common stock, representing an approximately 37.6% interest in the Company’s outstanding common stock. The Company issued the shares to Raytheon in December 2002 as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. In the nine month period ending September 30, 2011, the Company made principal repayments of debt to Raytheon in the amount of $5.5 million, including a non-scheduled prepayment of debt on its Senior Note in the amount of $843,247 as a result of the Company’s “Excess cash” position for the year ending December 31, 2010. See Note 6 and Note 10 for a discussion of these debt obligations.

In 2008 and 2009, the Company entered into agreements with Raytheon to lease seven Beechcraft model 1900D aircraft, four with attached engines and three without engines. The Company expensed rental payments for each of the three months ended September 30, 2011 and 2010 of $351,292 and $418,500 and for each of the nine months ended September 30, 2011 and 2010 of $1,188,292 and 1,255,500. See Note 1 for further discussion of these lease agreements.

8. Income Taxes

The Company’s estimated annual effective income tax rate is 43.0% for 2011. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income. Prior to 2004, the Company reported significant cumulative losses and generated substantial net operating loss carryforwards. From 2007 through the current period, the Company utilized a portion of these carryforwards to offset taxable income.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and long-term debt including the current portion. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The carrying value of our long term debt including the current portion reflects original cost net of unamortized deferred debt restructuring gain and was $37.9 million and $44.0 million as of September 30, 2011 and December 31, 2010, respectively. For additional information, see Note 6 (Long-Term Debt).

As of September 30, 2011, all of the Company’s fixed rate debt was comprised of Raytheon Aircraft Notes and Senior Debt (see Note 6). There is not an active market for the Company’s notes. Additionally, because the Company’s concentration of long-term debt is with one creditor, who is also a significant stockholder of the Company, the fair value of long-term debt cannot be reasonably determined. If the fair value of the long-term debt was able to be determined, it would be a Level 3 measurement and would take into consideration inputs which include the future expected cash flows, the probability of early redemption, the probably of default on the part of the Company including overall creditworthiness, the interest rate of the debt and the prevailing interest rate in the market for similar financial instruments.

10. Subsequent Event

On November 16, 2011, the Company entered into a new financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”). Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which the Company may borrow up to $10 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%.

The Company has subsequently also drawn down $5.5 million on the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

On November 16, 2011, the Company obtained $29.5 million of funding available under the new Credit Agreement. $27 million of the proceeds was used to satisfy all the outstanding debt obligations with Raytheon, at a discount, and to repurchase the Company’s common stock owned by Raytheon representing approximately 37.6% of the outstanding shares of common stock. $2.5 million was used to pay the closing fee and professional fees associated with the transaction. On that day, the debt obligations with Raytheon were extinguished and 5,371,980 shares of the Company’s common stock were returned. As a result of entering into the new financing arrangement and extinguishing the obligations with Raytheon, the Company’s mandatory contractual principal and interest obligations for the next 12 months will be approximately $5.9 million. In addition to the mandatory contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows, on September 30 of each year beginning September 30, 2012, as determined in the Credit Agreement.

We evaluated events after September 30, 2011, through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Great Lakes Aviation, Ltd. (“Great Lakes” or the “Company”) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (“United Airlines” or “United”) and Frontier Airlines, Inc. (“Frontier Airlines” or “Frontier”). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. As of November 16, 2011 we served 42 airports in 11 states with a fleet of six Embraer EMB-120 Brasilia and 26 Raytheon/Beechcraft 1900D regional airliners.

The Company and United entered into a new code share agreement on September 1, 2011. Terms of the agreement provide for the Company to continue United Airlines code sharing for destinations the Company currently services to and from Denver, CO, Los Angeles, CA and Phoenix, AZ hubs.

The Company operates under a similar code share agreement with Frontier. The Frontier agreement provides for the use of Frontier’s flight designator code on the Company’s flights connecting with Frontier’s flights in Albuquerque, NM, Denver, CO, Los Angeles, CA, and Phoenix, AZ. The Company’s code share agreements do not have fixed termination dates and are cancellable by either party upon sufficient notice.

We were incorporated on October 25, 1979 as an Iowa corporation and became a publicly traded company in January 1994.

Replacement Financing and Return of Common Stock

On November 16, 2011, the Company entered into a new financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”) at which time the Company borrowed a total of $29.5 million. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which the Company may borrow up to $10 million for a total of $34 million of available financing. This new financing arrangement, as more fully described below, enabled the Company to:

•	Make a one-time payment to Raytheon in the amount of $27 million to satisfy $37.2 million of outstanding debt obligations.

•	Pay related expenses of $2.5 million, and

•	Obtain, as a part of the transaction, the return of all 5,371,980 shares of Great Lakes common stock previously held by Raytheon.

Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%. The revolving loan bears interest at a floating rate of 30 day LIBOR plus 8% with a minimum rate of 10.5%.

Essential Air Service (“EAS”) Program

We derived approximately 42.6% of our total revenue from the Essential Air Service (‘EAS”) program during the nine month period ended September 30, 2011. The EAS program, which is administered by the United States Department of Transportation (“DOT”), was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets The EAS program has received 22 short-term Congressional extensions of the program. The most recent extension was passed by the U.S. House of Representatives on September 13, 2011 as the Surface and Air Transportation Programs Extension Act of 2011 (H.R. 2887) and the bill was forwarded to the Senate for consideration and passage of the bill. The Senate passed the bill on September 15, 2011 and the bill was signed into law by the President on September 16, 2011. This 22nd extension will expire on January 31, 2012 and Congress will either need to pass further extensions or agree on long-term FAA Authorization legislation prior to January 31, 2012.

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

As of September 30, 2011, we served 29 EAS communities on a subsidized basis. We have been reducing our reliance on EAS revenues in markets and hubs whereby EAS subsidy revenues represented an excessively high percentage of subsidy revenue compared to expense. In January of 2010, we discontinued our St. Louis EAS hub operation. In February of 2011, we discontinued our Kansas City EAS hub operation and in April of 2011 we discontinued our EAS hub operation in Milwaukee. We discontinued EAS operations to seven Montana communities in May of 2011 and ceased operations at our Billings, MT EAS hub on June 30, 2011. All four of these hubs were developed by the Company in recent years to serve EAS markets exclusively. Due to the substantial downsizing of connecting capacity at these hubs, we determined that redeploying aircraft to hubs with greater connecting opportunities would offer the highest and best use of our aircraft and offer a greater number of passengers the ability to connect to the national and international air transportation system. We transitioned our EAS hub operation in Ontario, CA to Los Angeles International Airport (LAX) in May of 2011, as part of our strategy to operate at hubs which offer our passengers more opportunity to connect to more final destinations.

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

We transitioned EAS service at Grand Island, NE to another carrier on June 9, 2011.

Financial Highlights

We had operating revenue of $93.7 million for the nine month period ended September 30, 2011, a 0.5 percent increase compared to operating revenue of $93.3 million for the nine month period ended September 30, 2010. The increase in operating revenue is due to passenger revenue increasing $6.4 million, offset by a decrease in public service revenue of $5.3 million. The $6.4 million increase in passenger revenue can be attributed to (i) a 5.3 percent increase in passenger enplanements (19,667 passengers), and (ii) an 8.0 percent (approximately $10.13) increase in average fares.

We had operating income of $4.8 million for the nine month period ended September 30, 2011, compared to operating income of $8.0 million for the nine month period ended September 30, 2010. The decrease in operating income is mostly attributable to increases in fuel prices, which resulted in a $6.8 million increase in fuel cost in the nine month period ended September 30, 2011, compared to the same period ended September 30, 2010. On a year-over-year comparative basis, the average per gallon cost of fuel increased 33.5 percent, or $0.93 per gallon. The effect of the $0.93 increase in cost per gallon, including the quantity impacts of the decreased gallons consumed in 2011, caused our fuel expense to be higher in the nine month period ended September 30, 2011, by $6.8 million as compared to the same period ended September 30, 2010.

We had net income of $1.9 million for the nine month period ended September 30, 2011, compared to income of $3.9 million for the nine month period ended September 30, 2010. The decreased net income is primarily a result of the increase in fuel prices described above, partially offset by higher passenger revenues.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

The following table sets forth certain financial information regarding our results of operations for the three months ended September 30, 2011 and 2010.

Statement of Income Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30,
	2011				2010
	Amount (in thousands)	Cents per ASM		% Increase (Decrease) from 2010	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$20,276	21.4	¢	16.1%	$17,466	17.4	¢
Public service	12,378	13.1		(20.5)	15,572	15.5
Freight, charter and other	119	0.1		(71.1)	412	0.4

Total operating revenues	32,773	34.6		(2.0)	33,450	33.3

Operating expenses:
Salaries, wages, and benefits	7,995	8.4		(4.9)	8,406	8.4
Aircraft fuel	9,999	10.5		25.1	7,992	7.9
Aircraft maintenance, materials and repairs	3,136	3.3		(20.2)	3,932	3.9
Depreciation and amortization	1,302	1.4		(0.8)	1,312	1.3
Aircraft rental	506	0.5		(11.8)	574	0.6
Other rentals and landing fees	1,076	1.1		(20.1)	1,346	1.3
Other operating expenses	4,821	5.1		(5.7)	5,110	5.1

Total operating expenses	28,835	30.4		0.6	28,672	28.5

Operating income	3,938	4.2		(17.6)	4,778	4.8
Interest expense, net	(724)	0.8		53.4	(472)	(0.5)

Income before income taxes	3,214	3.4	¢	(25.4)%	4,306	4.3	¢
Income tax expense	(1,390)	(1.5)		(13.9)	(1,614)	(1.6)

Net income	$1,823	1.9	¢	(32.3)%	$2,692	2.7	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011		Increase (Decrease) from 2010	Three Months Ended September 30, 2010
Selected Operating Data:
Available seat miles (in thousands) (1)	94,827		-5.7%	100,554
Revenue passenger miles (in thousands) (2)	44,430		7.8%	41,201
Revenue passengers carried	144,030		3.7%	138,908
Departures flown	19,175		-10.4%	21,390
Passenger load factor (3)	46.9%		14.4%	41.0%
Average yield per revenue passenger mile (4)	45.6	¢	7.5%	42.4	¢
Revenue per available seat miles (5)	34.6	¢	3.9%	33.3	¢
Cost per available seat mile (6)	30.4	¢	6.7%	28.5	¢
Average passenger fare (7)	$140.78		12.0%	$125.74
Average passenger trip length (miles) (8)	308		3.7%	297
Average cost per gallon of fuel	$3.75		33.9%	$2.80

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Third Quarter 2011 to Third Quarter 2010

Passenger Revenues. Passenger revenues were $20.3 million in the third quarter of 2011, an increase of 16.1% from $17.5 million in the third quarter of 2010. The $2.8 million quarter-over-quarter increase in passenger revenues was primarily attributable to a 12.0% increase in average passenger fare and a 3.7% increase in passengers carried during the third quarter of 2011. Our available seat mile (ASM) capacity for the third quarter of 2011 decreased 5.7% from the ASM capacity for the third quarter of 2010.

Public Service Revenues. Public service revenues collected through the EAS Program decreased 20.5% to $12.4 million during the third quarter of 2011, as compared to $15.6 million during the third quarter of 2010. The decrease in public service revenue was mostly due to a net decrease in EAS communities served. At September 30,

2011 and September 30, 2010, we served 29 and 41 EAS communities, respectively, on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $0.1 million during the third quarter of 2011, a decrease of 71.1% from the third quarter of 2010. The 71.1% decrease was mainly due to a $0.3 million decrease in contract ground handling of other carriers.

Operating Expenses. Total operating expenses were $28.9 million, or 30.4 cents per ASM, in the third quarter of 2011, as compared to $28.7 million, or 28.5 cents per ASM in the third quarter of 2010.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $8.0 million in the third quarter of 2011, a decrease of 4.9% from $8.4 million in the third quarter of 2010. The decrease in salaries, wages, and benefits was mostly attributable to a reduction of health insurance claims and fewer employees needed to support the decreased number of communities served.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $10.0 million, or 10.5 cents per ASM, in the third quarter of 2011. In comparison, our aircraft fuel and into-plane expense for the third quarter of 2010 was $8.0 million, or 7.9 cents per ASM. The 25.1% increase in our aircraft fuel expense was attributable to a 33.9% increase in average cost of fuel per gallon.

The average cost of fuel increased from $2.80 per gallon in the third quarter of 2010 to $3.75 per gallon in the third quarter of 2011. The effect of the $0.95 increase in cost per gallon, net of a small decrease in consumption, was an increase in total cost of approximately $2.0 million in the third quarter of 2011. At rates of consumption for the third quarter of 2011, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $109,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $3.1 million during the third quarter of 2011, which was a 20.2% decrease from $3.9 million during the third quarter of 2010. The decrease was primarily attributable to the ending of our engine maintenance contract with Pratt and Whitney Canada Corporation partially offset by additional engine overhauls during the third quarter of 2011 and increased aircraft parts installation expenses.

Depreciation and amortization. Depreciation and amortization expense was $1.3 million during the third quarter of 2011, which was consistent with the third quarter of 2010.

Aircraft Rental. Aircraft lease expense was $0.5 million during the third quarter of 2011. In comparison, aircraft rental for the third quarter of 2010 was $0.6 million. The decrease resulted from the return during the quarter of three Beechcraft model 1900D aircraft leased from Raytheon.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.1 million during the third quarter of 2011, which was a 20.1% decrease from $1.3 million during the third quarter of 2010. The decrease is mostly attributable to the decrease in communities served.

Other Operating Expenses. Other operating expenses were $4.8 million, or 5.1 cents per ASM, during the third quarter of 2011, a decrease of 5.7% from $5.1 million, or 5.1 cents per ASM, during the third quarter of 2010. The decrease in other operating expenses was primarily due to decreases of approximately $305,000 in pilot training and associated lodging expense, $127,000 in passenger related expenses, $60,000 in contract handling and $51,000 other expenses. These were partially offset by increases for professional fees of $253,000.

Interest Expense. Interest expense was $0.7 million during the third quarter of 2011, an increase of 53.4% from $0.5 million in the third quarter of 2010. The increase was mostly the result of the amortization of gains from the deferred debt restructuring in interest expense related to the restructured Raytheon debt in 2002 becoming fully amortized as of June 30, 2011, which reduced prior period interest expense. This increase was partially offset by lower interest expense on lower long-term debt balances.

Income Tax Expense. For the three months ended September 30, 2011 we recorded an income tax expense of $1.4 million and for the three months ended September 30, 2010 we recorded an income tax expense of $1.6 million.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

The following table sets forth certain financial information regarding our results of operations for the nine months ended September 30, 2011 and 2010.

Statement of Income Data

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2011				2010
	Amount (in thousands)	Cents per ASM		% Increase (Decrease) from 2010	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$52,951	18.9	¢	13.8%	$46,534	16.2	¢
Public service	39,861	14.2		(11.7)	45,138	15.7
Freight, charter and other	868	0.3		(45.3)	1,588	0.6

Total operating revenues	93,680	33.5		0.5	93,260	32.4

Operating expenses:
Salaries, wages, and benefits	23,881	8.5		(3.4)	24,726	8.6
Aircraft fuel	29,631	10.6		29.5	22,879	8.0
Aircraft maintenance, materials and repairs	10,164	3.6		(17.3)	12,288	4.3
Depreciation and amortization	3,914	1.4		(2.0)	3,993	1.4
Aircraft rental	1,653	0.6		(4.0)	1,721	0.6
Other rentals and landing fees	4,334	1.5		9.7	3,949	1.4
Other operating expenses	15,304	5.5		(2.7)	15,723	5.5

Total operating expenses	88,881	31.7		4.2	85,279	29.7

Operating income	4,799	1.7		(39.9)	7,981	2.8
Interest expense, net	(1,551)	(0.6)		6.5	(1,456)	(0.5)
Income before income taxes	3,248	1.2	¢	(50.2)%	6,525	2.3	¢
Income tax expense	(1,396)	(0.5)		(46.6)	(2,613)	(0.9)

Net income	$1,852	0.7	¢	(52.7)%	$3,912	1.4	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30, 2011		Increase (Decrease) from 2010	Nine Months Ended September 30, 2010
Selected Operating Data:
Available seat miles (in thousands) (1)	280,057		-2.6%	287,488
Revenue passenger miles (in thousands) (2)	121,387		11.7%	108,708
Revenue passengers carried	388,585		5.3%	368,918
Departures flown	56,898		-8.2%	62,004
Passenger load factor (3)	43.3%		14.6%	37.8%
Average yield per revenue passenger mile (4)	43.6	¢	1.9%	42.8	¢
Revenue per available seat miles (5)	33.5	¢	3.4%	32.4	¢
Cost per available seat mile (6)	31.7	¢	6.7%	29.7	¢
Average passenger fare (7)	$136.27		8.0%	$126.14
Average passenger trip length (miles) (8)	312		5.8%	295
Average cost per gallon of fuel	$3.71		33.5%	$2.78

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Nine Months 2011 to First Nine Months 2010

Passenger Revenues. Passenger revenues were $53.0 million in the first nine months of 2011, an increase of 13.8% from $46.5 million in the first nine months of 2010. The $6.4 million increase in passenger revenues was primarily attributable to a 5.3% increase in passengers carried and an 8.0% increase in average passenger fare during the first nine months of 2011. Our available seat mile (ASM) capacity for the first nine months of 2011 decreased 2.6% from the ASM capacity for the first nine months of 2010.

Public Service Revenues. Public service revenues collected through the EAS Program decreased 11.7% to $39.9 million during the first nine months of 2011, as compared to $45.1 million during the first nine months of 2010. The decrease in public service revenue was mostly due to a net decrease in the number of EAS communities served.

At September 30, 2011 and September 30, 2010, we served 29 and 41 communities, respectively, on a subsidized basis under the U.S. Department of Transportation EAS Program.

Other Revenues. Other revenues were $0.9 million during the first nine months of 2011, a decrease of 45.3% from the first nine months of 2010. The 45.3% decrease was mainly due to a $0.7 million decrease in contract ground handling of other carriers, offset in part by an increase in charter income.

Operating Expenses. Total operating expenses were $88.9 million, or 31.7 cents per ASM, in the first nine months of 2011, as compared to $85.3 million, or 29.7 cents per ASM in the first nine months of 2010.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $23.9 million in the first nine months of 2011, a decrease of 3.4% from $24.7 million in the first nine months of 2010. The decrease in salaries, wages, and benefits was mostly attributable to reduction of insurance benefit costs and fewer employees needed to support the decreased number of communities served.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $29.6 million, or 10.6 cents per ASM, in the first nine months of 2011. In comparison, our aircraft fuel and into-plane expense for the first nine months of 2010 was $22.9 million, or 8.0 cents per ASM. The 29.5% increase in our aircraft fuel expense was attributable to a 33.5% increase in average cost of fuel per gallon.

The average cost of fuel increased from $2.78 per gallon in the first nine months of 2010 to $3.71 per gallon in the first nine months of 2011. The effect of the $0.93 increase in cost per gallon was an increase in total cost, net of decreases in consumption, of approximately $6.8 million. At rates of consumption for the first nine months of 2011, a one cent increase or decrease in the price of a gallon of fuel, will increase or decrease our fuel expense by approximately $109,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $10.2 million during the first nine months of 2011, which was a 17.3% decrease from $12.3 million during the first nine months of 2010. The decrease was primarily attributable to the ending of our engine maintenance contract with Pratt and Whitney Canada Corporation and fewer engine overhauls during the first nine months of 2011 which were not covered under our engine maintenance contract. These were partially offset with increased aircraft parts installation expenses.

Depreciation and amortization. Depreciation and amortization expense was $3.9 million during the first nine months of 2011 and $4.0 million in the first nine months of 2010.

Aircraft Rental. Aircraft lease expense was $1.7 million during the first nine months of 2011 and 2010 respectively.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $4.3 million during the first nine months of 2011, which was a 9.7% increase from $3.9 million during the first nine months of 2010. The increase is mostly attributable to reduced retroactive annual rate adjustment from Denver International Airport (“DIA”), which was partially offset by decreases in expense mostly attributable to the decrease in communities served.

Other Operating Expenses. Other operating expenses were $15.3 million, or 5.5 cents per ASM, during the first nine months of 2011, a decrease of 2.7% from $15.7 million, or 5.5 cents per ASM, during the first nine months of 2010. The decrease in other operating expenses was primarily due to decreases of approximately $379,000 in pilot training and associated lodging, $211,000 in contract handling, $149,000 in utilities, $93,000 in passenger related expenses and $24,000 for other expenses. These were partially offset by increases for professional fees of $332,000 and deicing expenses of $105,000.

Interest Expense. Interest expense was $1.6 million during the first nine months of 2011, an increase of 6.5% from the first nine months of 2010. The increase was mostly the result of the amortization of gains from the deferred debt restructuring in interest expense related to the restructured Raytheon debt in 2002 becoming fully amortized as of June 30, 2011 which reduced prior period interest expense. This increase was partially offset by lower interest expense on lower long-term debt balances.

Income Tax Expense. For the nine months ended September 30, 2011 we recorded an income tax expense of $1.4 million and for the nine months ended September 30, 2010 we recorded an income tax expense of $2.6 million.

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

Liquidity and Capital Resources

Contractual Obligations. The contractual obligations did not materially change between June 30, 2011 and September 30, 2011. On November 16, 2011 the Company entered into a new Credit Agreement and extinguished its then outstanding long-term debt obligations. The following table summarizes our major debt and lease payment obligations after consideration of the obligations related to the new Credit Agreement and the extinguishment of the old debt obligations:

				After
	2012	2013-2014	2015-2016	2016	Total
Long-term debt—contractual	$3,000,000	$7,500,000	$18,973,333	$—	$29,473,333
Contractual interest on long-term debt	4,095,519	6,637,002	2,133,966	—	12,866,487

Total debt	7,095,519	14,137,002	21,107,299	—	42,339,820
Aircraft lease obligations	692,285	275,000	—	—	967,285

Total lease obligations	692,285	275,000	—	—	967,285

Total obligations	$7,787,804	$14,412,002	$21,107,299	$—	$43,307,105

We have historically used debt to finance the purchase of our aircraft. At September 30, 2011, we had $33.7 million of long-term debt payments or debt maturity debt payments due in the next twelve months (see Note 6 to the Financial Statements). At September 30, 2011, our long-term debt was held by our principal creditor and largest single shareholder, Raytheon Aircraft Credit Corporation (“Raytheon”). The notes, which were used to finance the purchase of aircraft, are secured by 25 Beechcraft 1900D aircraft. The maturity dates for these notes were extended from June 30, 2011 to November 17, 2011, at which time a final payment of $1.22 million was due for each aircraft note ($30.9 million in total). Our senior note with Raytheon was in the amount of $6.6 million at September 30, 2011.

On November 16, 2011, the Company entered into a new financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”). Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which the Company may borrow up to $10 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%.

The Company has subsequently also drawn down $5.5 million on the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

On November 16, 2011, the Company obtained $29.5 million of funding available under the new Credit Agreement. $27 million of the proceeds was used to satisfy all the outstanding debt obligations with Raytheon, at a discount, and to repurchase the Company’s common stock owned by Raytheon representing approximately 37.6% of the outstanding shares of common stock. $2.5 million was used to pay the closing fee and professional fees associated with the transaction. On that day, the debt obligations with Raytheon were extinguished and 5,371,980 shares of the Company’s common stock were returned. As a result of entering into the new financing arrangement and extinguishing the obligations with Raytheon, the Company’s mandatory contractual principal and interest obligations for the next 12 months will be approximately $5.9 million. In addition to the mandatory contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows, on September 30 of each year beginning September 30, 2012, as determined in the Credit Agreement. The Company’s ability to comply with the new debt may be impacted by government decisions related to funding of the EAS program as well as the Company’s ability to maintain compliance with specified financial and non-financial covenants.

In 2008 and 2009, the Company entered into agreements with Raytheon to lease seven Beechcraft model 1900D aircraft, four with attached engines and three without engines. The Company returned three of the seven aircraft in the quarter ended September 30, 2011, returned an additional three aircraft subsequent to September 30, 2011 and will return the remaining one aircraft prior to December 10, 2011. The return of three leased aircraft, leased without engines, will afford the Company the use of an additional six spare engines to maximize efficiencies in the normal course of operations.

From February 1, 2010 through June 30, 2011, the Company has discontinued service at 18 EAS communities, two non-EAS communities and four EAS hubs with no fleet changes. This is part of a strategy of re-focusing our route system on markets that are less dependent on EAS subsidy payments and less difficult to support operationally. The Company’s current fleet requirements have been reduced as a result of these route system changes, and seven leased aircraft from Raytheon will be surplus to our operational needs given the Company’s schedule changes in the fall of 2011. The Company does not expect to see a material effect on operating income as a result of exiting communities or returning all of the seven leased aircraft. Instead, management expects a shift in revenue to a higher percentage of passenger revenue versus EAS revenue, and that any reductions in revenue attributable to discontinued routes will be offset by cost reductions associated with the decreases in capacity. When the Company began entering into the short-term leases with Raytheon, it did so to enable the Company the flexibility of returning excess aircraft if the EAS program were to undergo significant downsizing and/or the Company believed business conditions were such that it made sense to downsize the Beechcraft model 1900D fleet.

The EAS program has received 22 short-term Congressional extensions of the program. The most recent extension was passed by the U.S. House of Representatives on September 13, 2011 as the Surface and Air Transportation Programs Extension Act of 2011 (H.R. 2887) and the bill was forwarded to the Senate for consideration and passage of the bill. The Senate passed the bill on September 15, 2011 and the bill was signed into law by the President on September 16, 2011. This 22nd extension will expire on January 31, 2012 and Congress will either need to pass further extensions or agree on long-term FAA Authorization legislation prior to January 31, 2012.

Significant differences existed between the U.S. Senate version of the long-term FAA Authorization legislation versus the U.S. House of Representatives version of the proposed legislation. Original language in the House bill (H.R 658) phased out the EAS program in its entirety in federal fiscal year 2014, which ends September 30, 2014. However, House bill (H.R. 2553), signed by the President on August 5, 2011, removed the language which phased out the EAS program. The bill also attempts to more closely align changes in the EAS program with the changes to the EAS program proposed by Senate bill (S.223). The Senate bill (S. 223) and the House bill (H.R. 2553) maintain the existence of the EAS program with some meaningful changes. In both the Senate bill (S. 223) and House bill H.R. (2553), community eligibility changes are promulgated that would reduce EAS program communities served anywhere from approximately 10 to 40 communities nationwide. This would be accomplished by extending mileage criteria to a community’s proximity to medium or large hubs from 70 to 90 miles. House bill (H.R.2553) proposes to limit the amount of subsidy per passenger to no more than $1,000 per flight. It is expected that one community served by the Company would no longer be eligible for EAS subsidy under this provision of House bill

(H.R. 2553). Similarly, Senate bill (S. 223) proposes a minimum of ten passengers to be enplaned daily for communities to be eligible for EAS program subsidies.

On November 17, 2011, Congress passed and the President subsequently enacted appropriations for the continuance of the EAS program through federal fiscal year ending September 30, 2012 in the amount of $143 million. These appropriated funds, in combination with other non-appropriated federal funds earmarked for the EAS program, will provide a minimum funding level for the continuance of the EAS program for federal fiscal year ending September 30, 2012 of $193 million. Language in the appropriations legislation also provides for previously appropriated unused funds, estimated to be approximately $17 million, to be made available for the EAS program in federal fiscal year 2012.

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, scheduled lease payments and debt service obligations for at least the next 12 months.

Sources and Uses of Cash. As of September 30, 2011, our cash balance was $4.3 million, a $1.4 million decrease from the cash balance of $5.7 million as of December 31, 2010. We made principal payments on debt of $5.5 million during the first nine months of 2011. Included in our principal payments of debt was $1.5 million mandatory prepayment of our senior note to RACC made in January 2011. At September 30, 2011, we were current on payments due to our lenders and lessors.

Cash Provided by Operating Activities. During the first nine months of 2011, we had positive cash flow from operating activities in the amount of $5.1 million. During the first nine months we generated a net income of $1.9 million and recorded non-cash depreciation and amortization of $3.9 million.

Cash Flows from Investing Activities. During the first nine months of 2011, we invested $0.9 million in replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first nine months of 2011, we utilized $5.5 million of cash to reduce our outstanding notes payable and long-term debt balances.

As of September 30, 2011, we had working capital of approximately $16.5 million, compared with the working capital deficit of $18.8 million, at December 31, 2010, which was due to our aircraft notes for 25 Beechcraft 1900D aircraft maturing on November 17, 2011 which requires a $30.9 million balloon payment. This debt was included in current notes payable and current maturities of long-term debt at December 31, 2010.

At September 30, 2011, total assets were in excess of total liabilities by $30.8 million. The accounting treatment under ASC Section 470-60-15 for recording of gains from the restructuring of debt obligations at December 31, 2002 required that $22.3 million of such gain be deferred and amortized over the term of the restructured debt obligations. This had the effect of increasing net income and stockholders’ equity as the gain was amortized to earnings. At June 30, 2011, the total deferred gain had been amortized as a reduction of interest expense.

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

3) the volatility and level of fuel costs;

4) the effect of general economic conditions on business and leisure travel;

5) dependence on connecting capacity at our hubs;

6) the payments and restrictions resulting from our contractual obligations;

7) the effect of rules regarding the effect of stock sales on the availability of net operating loss carryforwards;

8) exposure to increases in interest rates associated with our new debt financing;

9) our ability to maintain compliance with specified financial and non-financial covenants.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel. As of September 30, 2011, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 33.3% of our operating expenses in the first nine months of 2011. A one cent change in the average cost of aircraft fuel would impact our aircraft fuel expense by approximately $109,000 annually.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. As of September 30, 2011, all of our debt obligations were at fixed interest rates and we have no variable interest rate risk exposure. However, in November 2011 the Company replaced approximately $37.2 million of fixed rate debt with $29.5 million of variable rate debt. Going forward, the Company will be subjected to interest rate risk if the 30 day LIBOR rate increases by more than 2.25%.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

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

Item 5. OTHER INFORMATION

ITEM 1.01	ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.

Credit Agreement

On November 16, 2011, Great Lakes Aviation, Ltd. (the “Company”) entered into a new financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”). Terms of the financing include a four-year term loan in the amount of $24 million, secured by 25 Beech 1900 aircraft and four Embraer EMB-120 Brasilia aircraft, and a revolving loan credit facility in which the Company may borrow up to $10 million. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%. The Company also drew down $5.5 million on a revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The Company is also required to pay a closing fee based on the initial lender commitment, a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement and associated loan documents. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. In addition, the Credit Agreement contains, among other things, customary affirmative, negative and financial covenants, representations and warranties, as well as customary events of default. The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to such document, a copy of which is attached hereto as Exhibit 10.4. Copies of the related pledge and security agreement and aircraft security agreement are also attached to this Form 10-Q as Exhibits 10.5 and 10.6, respectively, and the above summary is qualified in its entirety by reference to those agreements.

RACC Payoff

On November 16, 2011, upon its entry into the Credit Agreement above, the Company entered into a letter agreement with Raytheon (the “Payoff Letter”) pursuant to which the Company paid off its debt due to Raytheon on a discounted basis and re-acquired the shares of its common stock held by Raytheon.

RACC was the Company’s primary creditor and its single largest shareholder. The RACC debt consisted of 25 aircraft notes secured by 25 Beechcraft model 1900D aircraft and a senior note secured by four Embraer Brasilia EMB 120 aircraft and substantially all of the Company’s other assets (collectively, the “RACC Notes”), which were issued pursuant to the Amended and Restated Restructuring Agreement dated as of March 9, 2007, by and between the Company and RACC, as amended. Pursuant to the RACC Notes, obligations due to RACC consisted of a balloon payment of approximately $31.0 million on the aircraft notes due on November 17, 2011 and $6.6 million of principal and accrued interest on the senior note.

Pursuant to the Payoff Letter, RACC terminated the security agreements and released all of its security interests in the Company’s aircraft and other assets, and returned the Shares to the Company. The Company also agreed to pay RACC’s reasonable fees and expenses, including legal fees and disbursements, for preparing the Payoff Letter and the previously executed Second Amendment to the Agreement between the Company and RACC, as well as related matters.

The above description of the Payoff Letter is only a summary of its terms and is qualified in its entirety by such document, which is attached hereto as Exhibit 10.7.

ITEM 1.02	TERMINATION OF A MATERIAL DEFINITIVE AGREEMENT.

The information presented in Item 1.01 regarding the Payoff Letter and the transactions contemplated thereby is incorporated herein by reference.

ITEM 2.03	CREATION OF A DIRECT FINANCIAL OBLIGATION OR AN OBLIGATION UNDER AN OFF-BALANCE SHEET ARRANGEMENT OF A REGISTRANT.

The information presented in Item 1.01 above regarding the Credit Agreement is incorporated herein by reference.

ITEM 9.01	FINANCIAL STATEMENTS AND EXHIBITS.

(d)	See “Exhibit Index”

Item 6. EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: November 21, 2011	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Amendment to Agreement between the Company and Raytheon Aircraft Credit Corporation, dated August 31, 2011. (3)

10.2	Codeshare Agreement between the Company and United Air Lines, dated September 1, 2011. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.3	Amendment to Agreement between the Company and Raytheon Aircraft Credit Corporation, dated October 14, 2011. (5)

10.4	Credit Agreement by and among the registrant, GB Merchant Partners, LLC, Crystal Financial LLC, and the other financial institutions and entities party thereto, dated November 16, 2011.

10.5	Pledge and Security Agreement by and among the registrant and the Pledgors, dated November 16, 2011.

10.6	Aircraft, Engines, Spare Engines, Propellers, Spare Propellers and Spare Parts Mortgage and Security Agreement, dated November 16, 2011.

10.7	Payoff Letter Agreement dated November 16, 2011 between the Company and Raytheon Aircraft Credit Corporation.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 2, 2011.
(4)	Incorporated by reference to the Company’s Amendment No. 1 to its Current Report on Form 8-K filed on October 25, 2011.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 17, 2011.