Form 10-K
period 2011-12-31
GREAT LAKES AVIATION LTD
filed 2012-03-29
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of registrant’s most recently completed second fiscal quarter was approximately $1,325,000.

As of March 20, 2012 there were 8,919,990 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREAT LAKES AVIATION, LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Great Lakes Aviation, Ltd. (Great Lakes, we, our, its, it or the Company) notes that certain statements in this Form 10-K and elsewhere are forward-looking and provide other than historical information. Our management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning our general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words “may,” “will,” “believe,” “plan,” “continue,” “could,” “should,” “hope,” “likely,” “estimate,” “project,” “intend,” “expect,” “anticipate” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the forward-looking statements contained in this Form 10-K or elsewhere should be relied on as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may prove to be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

As more fully described in this report, important factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include, but are not limited to:

1) the receipt of sufficient passenger revenues on the routes that we serve;

2) the continued funding of the Essential Air Service program;

3) the volatility of fuel costs;

4) the effect of general economic conditions on business and leisure travel;

5) dependence on other air carrier connecting capacity at our hubs;

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

See also Item 1A.”Risk Factors,” below for additional discussion of these factors.

Readers are cautioned not to attribute undue certainty on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we assume no obligation to publicly update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting these statements other than as required by applicable law.

PART I

Item 1. BUSINESS

General

We were incorporated on October 25, 1979 as an Iowa corporation and became a publicly traded company in January 1994. We commenced scheduled air service operations on October 12, 1981. Great Lakes Airlines currently operates hubs at Albuquerque, NM, Denver, CO, Los Angeles, CA, Las Vegas, NV, Minneapolis, MN and Phoenix, AZ.

We are a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United or United Airlines) and Frontier Airlines, Inc. (Frontier or Frontier Airlines). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. As of March 20, 2012, we served 46 airports in 13 states with a fleet of six Embraer EMB-120 Brasilias and 28 Raytheon/Beech 1900D regional airliners.

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

Essential Air Service (EAS) Program

We derived approximately 42% of our total revenue from the EAS program in 2011, which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program for federal fiscal years 2011 through 2014. Federal fiscal year 2014 ends on September 30, 2015. The FAA Modernization and Reform Act of 2012 reaffirmed the Congressional commitment to the continuance of the Essential Air Service program.

An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before the airline may terminate, suspend, or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. EAS rates are normally set for two-year periods for each city. Significant fluctuations in passenger traffic, fares and associated revenues, as well as fluctuations in fuel and other costs, may cause EAS routes to become unprofitable during these two-year terms. Near the end of the two year term for EAS service to a particular city, the DOT will request service proposals from the Company and competitive proposals from other airlines. Proposals, when requested, are evaluated on, among other things, the level of service provided, the amount of subsidy requested, the fitness of the applicant, and comments from the communities served.

As of March 20, 2012, we served 32 EAS communities on a subsidized basis.

During 2011, we deliberately exited certain EAS markets, including ceasing operations at our Kansas City, MO, Milwaukee, WI and Billings, MT hubs, which had been developed by our company in recent years to serve EAS markets exclusively, due to the substantial downsizing of other air carrier provided connecting capacity at these hubs.

Going forward, we expect EAS revenue to increase but to represent a lower percentage of total revenue. This shift in revenue mix is due to our deliberate efforts to maximize the utilization of our aircraft and other resources by deploying our resources to larger hubs offering more connecting opportunities to the domestic and international air transportation system. Our expansion into the Minneapolis, MN EAS markets is consistent with this strategy.

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

We transitioned EAS service at Grand Island, NE to another carrier on June 9, 2011.

On December 17, 2011, February 1, 2012, March 11, 2012 and March 17, 2012, we initiated service to our Minneapolis hub from Devil’s Lake, ND, Pierre, SD (non-EAS subsidized), Ironwood, MI, Jamestown, ND and Williston, ND (non-EAS subsidized), respectively.

In addition to the three EAS-subsidized destinations and two non-EAS subsidized destinations mentioned above, on April 2, 2012 we will initiate service from Watertown, SD to Minneapolis, MN and on April 11th we will initiate service from Fort Dodge, IA and Mason City, IA to Minneapolis, MN.

On April 4, 2012 we will discontinue EAS service to Garden City, KS and transition this service to another carrier.

We have also been selected to provide EAS service from Minneapolis, MN to Iron Mountain, MI, Brainerd, MN, International Falls, MN, Thief River Falls, MN and Rhinelander, WI. Commencement dates for initial service to these communities is yet to be determined.

United Airlines and Frontier Airlines Code Share Relationships

United Airlines. We have operated under ticket revenue proration code share agreements with United Airlines since April 1992. On May 1, 2001, we transitioned from a United Express branded code share agreement to a unique code share agreement that provides United with code share marketable access to all seats on Great Lakes aircraft where the United code share product can provide our mutual customers connecting opportunities and access to all of the benefits of the United product line including convenient baggage transfer and United’s frequent flyer program. The Company and United entered into a new code share agreement on September 1, 2011. Terms of the agreement provide for the Company to continue United Airlines code sharing for destinations the Company currently services to and from our Denver, CO, Los Angeles, CA and Phoenix, AZ hubs.

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

During 2011, we estimate that approximately 39% of Great Lakes’ passenger traffic utilized the United code share product line and approximately 21% of Great Lakes’ passenger traffic utilized the Frontier code share product line.

Interline Relationships

Since 1982, Great Lakes has developed and maintained various interline relationships with numerous domestic and international airlines. In recent years, the airline industry has modified its interline ticketing and baggage agreements to move towards electronic processing of interline transactions and related customer services. Great Lakes is committed to being part of the airline industry’s mission to simplify the customer relationship. As a byproduct of this commitment, we have developed electronic ticketing (e-ticket) interline agreements with American Airlines, Delta Airlines, Frontier Airlines, United Airlines and U.S. Airways. We intend to update our remaining paper ticket interline agreements with e-ticket processing procedures.

Markets

As of March 20, 2012 we operated 237 weekday flights. Service scheduled to and from our six hubs includes: 148 flights at Denver, 8 flights at Albuquerque, 12 flights at Phoenix, 8 flights at Los Angeles (LAX), 8 flights at Las Vegas, and 16 flights at Minneapolis. Great Lakes’ route map below illustrates our current route map as well as, the future destinations as part of our expansion at our Minneapolis hub:

Great Lakes Airlines

www.flygreatlakes.com

Williston
Devils Lake
International Falls
Thief River Falls
Dickinson
Jamestown
Brainerd
Ironwood
Iron Mountain
Rhinelander
Sheridan
Worland
Gillette
Riverton
Pierre
Watertown
Huron
MINNEAPOLIS
Chadron
Alliance
Scottsbluff
Mason City
Fort Dodge
Laramie
Cheyenne
North Platte
Vernal
Kearney
DENVER
McCook
Ely
Merced
Moab
Hays
Great Bend
Telluride
Garden City
Visalia
LAS VEGAS
Cortez
Pueblo
Page
Alamosa
Dodge City
Kingman
Farmington
Liberal
LOS ANGELES
Prescott
ALBUQUERQUE
Show Low
Clovis
PHOENIX
Silver City
47 Airports Served in 13 States
33 EAS Communities
8 Non EAS Communites
7 Upcoming EAS Communites
6 Hubs
Route Map
as of
March 2012

We frequently modify our routes. For a current map of routes being flown, please visit our website at www.flygreatlakes.com.

Marketing

Our services are marketed primarily by means of our internet website, code-share partners’ websites, the Delta.com website, global distributions systems (travel agencies and travel agent websites) and our reservation system’s call center. Our promotional programs emphasize our close affiliation with our code share and interline e-ticket partners and, in particular, the opportunity for our passengers to participate in related customer service benefits, such as frequent flyer programs.

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

Charter, Freight and Contract Service

Great Lakes uses its Beechcraft 1900Ds and Embraer Brasilia aircraft to provide charter services to private individuals, corporations and athletic teams. We also carry freight and small packages on most of our scheduled flights and provide contract services for other airlines. Combined revenues from our charter flights, freight and contract services were 0.8%, 1.5%, and 1.5% of our total revenues for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Aircraft

As of March 1, 2012, our fleet consisted of 28 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft.

Beechcraft 1900D Aircraft. The 19 passenger Beechcraft 1900D aircraft are pressurized and weather radar equipped, and offer a 310-mile per hour cruising speed.

Embraer Brasilia Aircraft. The 30-passenger Embraer Brasilia aircraft are pressurized, weather radar equipped, configured with lavatories, staffed with a flight attendant, and offer a 330-mile per hour cruising speed.

A summary of our operating aircraft as of December 31, 2011, 2010 and 2009 is as follows:

	2011		2010		2009
	Beechcraft 1900D(1)	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia
Owned	27	4	25	4	25	4
Operating leases	0	2	7	2	7	2

	27	6	32	6	32	6

(1)	An additional Beechcraft 1900D was acquired January 16, 2012, making our current total 28 Beechcraft 1900D.

As of March 1, 2012, the average age of our aircraft was approximately 17 years.

Maintenance

We utilize Federal Aviation Administration (“FAA”) approved FAR part 121 maintenance programs developed by Great Lakes for periodic inspection and maintenance of our aircraft. We have operated and maintained Beechcraft 1900 aircraft since August of 1987 and we have operated and maintained Embraer Brasilia EMB 120 aircraft since June of 1994. We perform inspection and maintenance of our aircraft at our maintenance bases in Cheyenne, WY, Farmington, NM and Williston, ND. Select components such as engine gas generators, power sections and avionics repairs and/or overhauls may be contracted with third parties certified to perform such maintenance. Line maintenance is also performed in Denver, CO. Parts inventories are maintained at these locations to promote the mechanical dispatch reliability of the fleet. We also keep an inventory of spare engines and propellers for our fleet to allow for minimal downtime during major overhauls.

Since 1979, we have operated a FAA certified repair station (CRS), under FAA Federal Aviation Regulation (FAR) part 145. We currently utilize the repair station, located in Cheyenne, WY, to perform overhaul and repair of selected aircraft components for our fleet of Beechcraft 1900D and Embraer Brasilia EMB-120 aircraft.

Fuel

We expect to continue to be able to obtain fuel in quantities sufficient to meet our future requirements. We contract, both through intermediaries and directly with refiners, for the purchase of a significant portion of our aircraft fuel requirements. However, standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, an increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues or subsidies, could have a material adverse impact on our future operating results. During 2011, our average price of fuel, including taxes and into plane service fees, was $3.69 per gallon, as compared to $2.83 in 2010 and $2.29 in 2009. Based on rates of consumption for 2011, a one cent increase or decrease in the per gallon price of fuel would increase or decrease our fuel expense by approximately $108,000 annually.

Liquidity, Financing and Capital Resources

New Financing Agreement

On November 16, 2011, we entered into a new financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”) at which time we borrowed a total of $29.5 million. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which we may borrow up to $10 million for a total of $34 million of available financing. This Credit Agreement enabled us to:

•

Make a one-time payment to Raytheon Aircraft Credit Corporation (“Raytheon”) in the amount of $27 million to satisfy $37.2 million of outstanding debt obligations, extinguishing all our debt obligations to Raytheon;

•	Pay related expenses of $2.5 million, and

•	Obtain, as a part of the transaction, the return of all 5,371,980 shares of Great Lakes common stock previously held by Raytheon.

Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, our obligations to the lenders identified in Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%.

As of December 31, 2011, we had borrowed $5.5 million on the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. We were also required to pay a closing fee based on the initial facility commitment, and are required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the new financing agreement. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

Gain on Extinguishment of Debt and Return of Raytheon Shares

For the consideration of $27 million, Raytheon agreed to terminate principal amounts of $30.6 million of Aircraft Notes from the Company, secured by 25 Beechcraft 1900D aircraft, and a $6.6 million Senior Note, secured by four Embraer Brasilia EMB 120 aircraft and all other assets of the Company. Raytheon also agreed to return 5,371,980 shares of Great Lakes common stock. The Company deemed $3.5 million of the $27 million payment to Raytheon to be for the repurchase of common stock and $23.5 million for the settlement of the outstanding debt obligations. As a result of this transaction, we realized a non-cash gain on the extinguishment of debt of $13.7 million representing the difference between the $23.5 million and the carrying value of the debt of $37.2 million.

Expansion to Minneapolis Hub

In December 2011, we commenced service to Devil’s Lake, ND from Minneapolis, MN. In March 2012, we initiated service from Ironwood, MI and Jamestown, ND into our Minneapolis hub. Service to these communities is subsidized under the EAS program. We have also been awarded an additional 8 communities under the EAS program which we intend to service to our Minneapolis hub. These communities include: Watertown, SD, Fort Dodge, IA, Mason City, IA, Iron Mountain, MI, Brainerd, MN, International Falls, MN, Thief River Falls, MN and Rhinelander, WI.

In anticipation of servicing these markets, since our new credit agreement was established on November 16, 2011, we have recently purchased three Beechcraft 1900D aircraft. Two aircraft were purchased in December 2011, one was purchased without engines and was placed into service utilizing two of the Company’s owned spare engines, and the third aircraft was purchased in January 2012. On January 16, 2012 we borrowed an additional $2 million under our revolving credit facility to accommodate our liquidity needs for the purchase of these aircraft. As of March 20, 2012 we have borrowed $7.5 million under our revolving credit facility. We are evaluating our need for additional aircraft to service our expansion effort into our Minneapolis hub. We expect this expansion to generate incremental passenger revenue, public service revenue and net income.

For additional information regarding the EAS Program and Liquidity, Financing and Capital Resources see Item 1A “Risk Factors.” For additional information regarding the our arrangements with GB Merchant Partners, LLC and Crystal Capital LLC, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity, Financing and Capital Resources” and Notes 3 and 5 to the Company’s financial statements included in this Annual Report on Form 10-K.

Employees

At March 1, 2012, the Company had 743 full-time and 325 part-time active employees, as compared to 759 full-time and 363 part-time active employees at March 1, 2011.

The Company’s pilots are represented by the United Transportation Union (“UTU”). The pilot collective bargaining agreement became amendable on September 16, 2010. The Company and the UTU are currently engaged in contract mediation under the auspices of the National Mediation Board.

The Company’s flight attendants are also represented by the UTU. The Company entered into a new agreement with the flight attendants on May 17, 2011. This agreement will continue in full force and effect for four years and thereafter is subject to amendment, which would reopen collective bargaining.

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

Executive Officers of the Registrant

The following table provides information with respect to the Company’s executive officers as of March 20, 2012.

Name	Age	Title
Douglas G. Voss	57	Chairman of the Board of Directors and President
Charles R. Howell IV	54	Chief Executive Officer
Michael O. Matthews	55	Vice President and Chief Financial Officer
Michael L. Tuinstra	58	Treasurer

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

Michael L. Tuinstra. Mr. Tuinstra became the Company’s Treasurer in January 2002. From April 1999 to January 2002, Mr. Tuinstra served as the Company’s Director of Purchasing and Inventory Control. From August 1998 until April 1999, Mr. Tuinstra was the Company’s Budget and Financial Analyst.

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

The DOT is authorized to establish consumer protection regulations in order to prohibit certain pricing practices, influence conditions of carriage, and make ongoing determinations of a carrier’s fitness, willingness, and ability to provide air transportation properly and lawfully. The DOT also has the power to bring proceedings to enforce its regulations and seek penalties, including the assessment of civil penalties, the revocation of operating authority, and criminal sanctions.

We hold an air carrier operating certificate and a certified repair station certificate issued by the Federal Aviation Administration (“FAA”) pursuant to Federal Aviation Regulation (FAR) Part 121 and Federal Aviation Regulation (FAR) Part 145, respectively. As a result, we are subject to the jurisdiction of the FAA with respect to our flight operations, aircraft maintenance, and safety related matters, including, but not limited to, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel, and other matters affecting air safety. Our certificate is subject to suspension or revocation for cause.

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

We receive Essential Air Service (“EAS”) revenue as compensation for essential air service provided by us to smaller communities. We received $52.4 million of EAS revenue for the twelve month period ending December 31, 2011, representing approximately 42% of our total operating revenue, compared to $60.4 million of EAS revenue, or approximately 48% of our total operating revenue, for the twelve month period ending December 31, 2010. The total amount of EAS revenue ultimately received by us over an extended period is determined by, among other things, overall funding levels of the EAS program by the U.S. Congress (which could be reduced), competitive bids by other carriers (which could cause us to lose EAS revenue to competitors), and our ability to optimize our schedules. EAS revenue awards generally have a term of two years. The U.S. Department of Transportation, which administers the EAS program, has the right to cancel EAS revenue awards if it deems that the communities served by such arrangements are no longer eligible.

The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program for federal fiscal years 2011 through 2014. Federal fiscal year 2014 ends on September 30, 2015. The FAA Modernization and Reform Act of 2012 reaffirmed the Congressional commitment to the continuance of the Essential Air Service program. However, there can be no assurances that future legislation will be consistent with this current legislation or that Congress will provide appropriated funding for the program at any particular level. A reduction of EAS revenue could adversely affect our business, financial condition, operating results and cash flows.

Our senior credit facility with GB Merchant Partners, LLC and Crystal Capital LLC requires us to maintain certain financial ratios and comply with various operational and other covenants.

Our failure to comply with the covenants contained in the credit agreement, including as a result of events beyond our control, could result in an event of default. If there were an event of default under our senior credit facility that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow will be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on those debt instruments. This would have a material adverse impact on our liquidity, financial position and results of operations.

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

Our code share agreements with Frontier Airlines and United Airlines do not have a fixed termination date, but are cancellable by either party upon sufficient notice. We estimate that approximately 39% and 21% of our connecting passenger traffic utilizes the United Airline and Frontier Airlines code share product line, respectively. While we are the only carrier serving the majority of the non-hub destinations we serve, we can make no assurances that absent a code share agreement with United Airlines or Frontier Airlines, that passengers wishing to travel to these destinations would either: (i) purchase travel through our interline e-ticketing agreements established with United Airlines, Frontier Airlines, Continental Airlines, Delta Airlines, U.S. Airways and American Airlines or (ii) purchase their travel directly through our own sales channels. Therefore, if the United Airlines or Frontier Airlines code share agreements are terminated, we cannot predict the effect this would have on our future total operating revenue.

An “ownership change” under IRS Section 382 could reduce, eliminate, or defer the utilization of our net operating loss carryforwards.

At December 31, 2011, we had estimated net operating loss carryforwards (“NOLs”) of $28.6 million for federal income tax purposes that expire beginning in 2021 and continuing through 2024. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change”. Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period.

If we were to undergo an ownership change as defined in Section 382, our NOLs generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Our NOLs available to offset future taxable income could be severely limited and the NOLs may expire as a result of the limitation. If we were to experience an ownership change as defined in Section 382 we may have to reduce or eliminate our deferred tax assets, incur future income taxes payable that could require cash payments or a combination of both. The effect could be materially adverse to our financial statements and cash flows.

At this time, we cannot predict if future transactions in our shares would constitute a change in ownership as defined by Section 382, and, therefore, affect the availability of our NOLs.

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

We compete for passenger traffic and EAS revenue with other air carriers.

We compete for passenger traffic with regional and major air carriers. We also compete with other regional air carriers to receive EAS revenue for providing air service to small communities. Our competition from other air carriers varies from location to location and, in certain areas, comes from regional and major carriers who serve the same airports or larger airports which are in close proximity to some of the destinations we serve. Additionally, passengers may decide to drive or utilize other ground transportation services to nearby airports which we do not serve and/or hubs in which we serve. These competing factors could adversely affect our future passenger revenues.

Fuel prices or disruptions in fuel supplies could have a material adverse effect on us.

Expenditures for fuel and related taxes represent one of the largest costs of operating our business. Our operations depend on the availability of jet fuel supplies, and our results are significantly impacted by changes in jet fuel prices, which have been volatile in the last 36 months. Jet fuel prices increased in 2011 and continue to increase in first quarter of 2012. We do not participate in fuel hedging instruments. Fuel prices could increase dramatically and supplies could be disrupted as a result of many factors outside of our control. Further volatility in jet fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations, financial condition and liquidity.

Any labor disruption by our employees or those of our code share partners would adversely affect our ability to conduct our business.

Our pilots, flight attendants, mechanics and maintenance clerks, and dispatchers are represented by unions. Collectively, these employees represented approximately 41% of our workforce as of December 31, 2011. The collective bargaining agreements became amendable in 2010 for the pilots and 2005 for the mechanics. If we are unable to reach agreement with any of our unionized work groups when collective bargaining agreements are amendable and the work group is released from bargaining by the National Mediation Board, we may be subject to work interruptions and/or stoppages, which could adversely affect our business, financial condition, operating results and cash flows.

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

In 2010 Congress passed legislation, effective in July 2013, which may require the company to alter its minimum flight crew (pilot) hiring requirements for First Officers. The legislation statutorily will require a minimum of 1,500 hours of piloting experience and Airline Transport Pilot FAA certificate. This Act is subject to further rulemaking and the FAA Administrator has been designated by Congress with the authority to grant exemptions to the new hiring standard subject to the development of specialized pilot training programs. The airline industry has had a long history of recognizing regional airlines, such as Great Lakes, for providing initial FAR Part 121 pilot experience development.

With the most recent economic recession and the statutory retirement age for airline pilots increasing from age 60 to age 65, the airline industry has experienced a reduced level of pilot hiring as pilots have been allowed to extend their careers. New student pilot certificates have decreased dramatically in the past three years and subsequently the pool of eligible pilots qualified to be new hires into the airline industry has been diminishing significantly. The new federally mandated changes to hiring requirements, along with the current reduction of eligible and qualified pilot work force, could create a potentially serious regional airline pilot shortage. Depending on the outcome of this active rulemaking process, the provisions could significantly negatively impact the supply of pilots available to conduct our flight operations.

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

As of March 20, 2012, we operated a fleet of 28 Beechcraft Model 1900D 19-passenger aircraft and 6 Embraer Brasilia Model 120 30-passenger aircraft, neither of which of which are currently in production. These aircraft types continue to receive factory parts, manufacturing and engineering support. We may experience increased maintenance costs as our fleet ages.

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

We are controlled by our Chairman and President.

Our Chairman of the Board and President, Douglas G. Voss, beneficially owns 4,160,247 shares of our outstanding common stock, representing approximately 46.6% of our outstanding shares. As a result, Mr. Voss may be able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions.

This concentration of ownership could also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without Mr. Voss’ support. These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our stockholders the opportunity to realize a premium over the then-prevailing market price of our securities. As a result, this concentration of ownership could depress the price of our securities.

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

We are restricted from paying cash dividends on our shares of common stock in the foreseeable future.

We have never declared or paid any cash dividends on our shares of common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. In addition, we are restricted from paying dividends under the current terms of our debt instruments. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for investors in our common stock for the foreseeable future.

Provisions in our credit agreement restrict us from issuing preferred stock, merging with or acquiring another entity or modifying any of our organizational documents.

Our current credit agreement restricts us from issuing preferred stock or amending, modifying or waiving any term or provision of our organizational documents, including our articles of incorporation, certificates of designation pertaining to preferred stock, by-laws, or other operating agreement in any manner adverse to our current lenders without their prior consent.

Our credit agreement also restricts us from participating in any merger or acquisition activity that would be adverse to our current lenders without their prior consent. This provision could discourage others from bidding for our common stock and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Aircraft

We currently operate a total of 34 aircraft consisting of 28 19-passenger Beechcraft 1900D aircraft and six 30-passenger Embraer Brasilia aircraft. The average age of our fleet is approximately 17 years. All 28 of the Beechcraft 1900D aircraft are owned. Four of the Embraer Brasilia aircraft are owned and two are leased. All of our owned aircraft are pledged as security for our loan agreements with GB Merchant Partners, LLC and Crystal Capital LLC.

Ground Facilities

We lease approximately 94,000 square feet of space for maintenance, operations, and administration in Cheyenne, Wyoming.

On September 1, 2008 we entered into a lease for an approximate 120,000 square foot hangar and aircraft maintenance facility in Farmington, NM.

As of March 20, 2012 we have leased gate, terminal and ramp facilities at 46 airports where ticketing and passenger loading and unloading are handled by Great Lakes personnel.

Item 3. LEGAL PROCEEDINGS

We are a party to ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

Stock Quotations	High	Low
2011:
First quarter	$1.70	$1.20
Second quarter	1.43	0.35
Third quarter	0.85	0.40
Fourth quarter	0.83	0.50

2010:
First quarter	$1.50	$1.20
Second quarter	1.69	1.36
Third quarter	1.61	1.05
Fourth quarter	2.50	1.35

As of March 20, 2012, we had approximately 294 record holders of our Common Stock.

The transfer agent for our Common Stock is Wells Fargo Bank Minnesota, N.A., 161 North Concord Exchange, South St. Paul, Minnesota 55075-0738, telephone: (651) 450-4064.

We have not paid any dividends on our Common Stock since our initial public offering in January 1994. We expect that, for the foreseeable future, we will follow a policy of retaining earnings in order to finance the continued development of our business. Payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operating and financial condition of Great Lakes, and any applicable restrictive debt and lease covenants. In addition, the provisions of our November 16, 2011 financing agreement with GB Merchant Partners, LLC and Crystal Capital LLC, restrict us from paying dividends without their prior consent.

There were no sales of unregistered securities of the Company during the fiscal year ended December 31, 2011.

See Item 12 with respect to securities authorized for issuance under equity compensation plans.

Item 6.	SELECTED FINANCIAL AND OPERATING DATA

The following statement of operations and balance sheet data as of, and for each of the years in the five-year period ended December 31, 2011 have been derived from our audited financial statements. The financial statements as of December 31, 2011 and 2010, and for each of the years in the three-year period ended December 31, 2011, and the audit report thereon, are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share and selected operating data)
Statement of Operations Data:
Passenger revenues	$70,989	$63,066	$58,737	$75,719	$73,283
Public service revenues	52,406	60,398	61,258	39,250	24,149
Freight, charter, and other	970	1,937	1,849	1,187	728

Total operating revenues	124,365	125,401	121,844	116,156	98,160

Operating expenses:
Salaries, wages and benefits	32,118	32,847	31,500	26,834	22,505
Aircraft fuel	38,955	31,374	26,631	38,556	24,913
Aircraft maintenance, material, and repairs	13,368	16,066	16,925	13,774	13,781
Depreciation and amortization	5,236	5,300	5,641	5,606	5,632
Aircraft rental	1,907	2,294	2,066	968	620
Other rentals and landing fees	6,046	5,717	6,646	5,162	4,225
Other operating expense	20,411	21,160	20,490	18,411	15,949

Total operating expenses	118,041	114,758	109,899	109,311	87,625

Operating income	6,324	10,643	11,945	6,845	10,535

Interest expense, net	(2,618)	(1,910)	(2,160)	(2,336)	(2,319)
Gain on extinguishment of debt and deferred leases	13,697	—	—	—	412

Income before income taxes	17,403	8,733	9,785	4,509	8,628
Income tax benefit (expense)	(6,715)	(3,680)	(4,003)	(2,568)	9,585

Net income	$10,688	$5,053	$5,782	$1,941	$18,213

Net income per share:
Basic	$0.78	$0.35	$0.40	$0.14	$1.29
Diluted	0.78	0.35	0.40	0.13	1.26

Average number of common shares outstanding:
Basic	13,630	14,292	14,292	14,237	14,077
Diluted	13,740	14,446	14,442	14,414	14,446

	December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share and selected operating data)
Balance Sheet Data:
Working capital (1)	$15,110	$(18,778)	$9,647	$3,086	$3,764
Total assets	83,778	84,350	84,644	86,217	92,049
Long-term debt (including current installments) and	29,473	43,988	51,779	59,411	67,202
long-term debt classified as current
Stockholders’ equity	36,137	28,941	23,887	17,385	15,364
Common Stock Issued and Outstanding (2)	8,920	14,292	14,292	14,292	14,292

(1)	The working capital deficit of $18.8 million, at December 31, 2010, was due to our aircraft notes for 25 Beechcraft 1900D aircraft maturing on June 30, 2011 which required a $32.7 million balloon payment. This debt was included in current notes payable and current maturities of long-term debt at December 31, 2010, as required by GAAP.
(2)	On November 16, 2011, Raytheon Aircraft Credit Corporation returned 5,371,980 shares of common stock to the Company. These shares were retired, resulting in our issued and outstanding shares of common stock decreasing from 14,291,970 shares to 8,919,990 shares.

	Year Ended December 31,
	2011		2010		2009		2008		2007
Selected Operating Data (unaudited):
Available seat miles (in thousands) (1)	370,376		388,162		401,068		360,636		318,524
Revenue passenger miles (in thousands) (2)	162,893		149,131		134,077		154,655		157,144
Revenue passengers carried	519,601		499,439		481,668		569,846		578,773
Departures flown	74,888		82,802		92,517		82,477		68,360
Passenger load factor (3)	44.0%		38.4%		33.4%		42.9%		49.3%
Average yield per revenue passenger mile (4)	43.6	¢	42.3	¢	43.8	¢	49.0	¢	46.6	¢
Revenue per available seat mile (5)	33.6	¢	32.3	¢	30.4	¢	32.2	¢	30.8	¢
Operating cost per available seat mile (6)	31.9	¢	29.6	¢	27.4	¢	30.3	¢	27.5	¢
Average passenger fare (7)	$136.62		$126.27		$121.94		$132.88		$126.62
Average passenger trip length (miles) (8)	313		299		278		271		272
Aircraft in service (end of period)	34		38		38		34		31
Destinations served (end of period)	44		58		62		59		44

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seat miles flown by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Operating cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Great Lakes began providing air charter service in 1979, and has provided scheduled passenger service since 1981. We provide scheduled air service to our hubs under the Great Lakes brand. Connecting code share and interline e-ticket products are available to both United and Frontier Airlines at selected hubs. American Airlines, Delta Airlines, Frontier Airlines, United Airlines and U.S. Airways interline e-ticket products are available at all of the hubs which we serve. As of March 20, 2012, we provided passenger service to 46 airports in 13 states.

Financial Highlights

On November 16, 2011, we entered into a new financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”) at which time we borrowed a total of $29.5 million. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which we may borrow up to $10 million for a total of $34 million of available financing. This new financing arrangement, as more fully described below, enabled us to:

•	Make a one-time payment to Raytheon in the amount of $27 million to satisfy $37.2 million of outstanding debt obligations, extinguishing all of our debt obligations to Raytheon;

•	Pay related expenses of $2.5 million, and

•	Obtain, as a part of the transaction, the return of all 5,371,980 shares of Great Lakes common stock previously held by Raytheon.

We had operating revenue of $124.4 million for the year ending December 31, 2011, a 0.8 percent decrease compared to operating revenue of $125.4 million for the year ending December 31, 2010. We realized a $7.9 million increase in passenger revenue and an $8.0 million decrease in public service revenue. This shift in revenue mix is a result of redeploying aircraft to hubs with greater connecting opportunities that offer the highest and best use of our aircraft and offer a greater number of passengers the ability to connect to the national and international air transportation system. In the first and second quarters of 2011 we discontinued operations at our Billings, MT, Kansas City, MO and Milwaukee, WI hubs. These three hubs were developed to serve EAS subsidized communities exclusively and the discontinuation of service to these highly subsidized communities, combined with the redeployment of aircraft to higher passenger enplanement markets, is the primary reason for our shift in revenue mix for the year ending December 31, 2011. Additionally, we realized $1.0 million decrease in other revenue principally attributable to the termination of ground handling services provided to other carriers in certain destinations where both Great Lakes and the other carriers provided scheduled air service.

We had operating income of $6.3 million for the year ending December 31, 2011, a 40.6 percent decrease compared to operating income of $10.6 million for the year ending December 31, 2010. The decrease in operating income is mostly attributable to increases in fuel prices resulting in a $7.6 million increase in fuel cost in 2011.

We had net income of $10.7 million for the year ending December 31, 2011, a 111.5 percent increase compared to net income of $5.1 million for the year ending December 31, 2010. The increase in net income is primarily a result of a $13.7 million gain on extinguishment of debt due to our one-time payment to Raytheon and the return of 5,371,980 shares of common stock described above, offset by the increase in fuel costs. The Company deemed $3.5 million of the $27 million payment to Raytheon to be for the repurchase of common stock and $23.5 million for the settlement of the outstanding debt obligations. As a result of this transaction, we realized a non-cash gain on the extinguishment of debt of $13.7 million representing the difference between the $23.5 million and the carrying value of the debt of $37.2 million.

Results of Operations

(dollars in thousands)

	For the Years Ended December 31,
	2011				2010				2009
	Amount	Cents per ASM		% Increase (decrease) from 2010	Amount	Cents per ASM		% Increase (decrease) from 2009	Amount	Cents per ASM
Operating revenues:
Passenger	$70,989			12.6%	$63,066			7.4%	$58,737
Public service	52,406			(13.2)	60,398			(1.4)	61,258
Other	970			(49.9)	1,937			4.8	1,849

Total operating revenues	124,365			(0.8)%	125,401			2.9%	121,844

Salaries, wages, and benefits	32,118	8.7	¢	(2.2)%	32,847	8.5	¢	4.3%	31,500	7.9	¢
Aircraft fuel	38,955	10.5		24.2	31,374	8.1		17.8	26,631	6.6
Aircraft maintenance materials and component repairs	13,368	3.6		(16.8)	16,066	4.1		(5.1)	16,925	4.2
Depreciation and amortization	5,236	1.4		(1.2)	5,300	1.4		(6.0)	5,641	1.4
Aircraft rental	1,907	0.5		(16.9)	2,294	0.6		11.0	2,066	0.5
Other rentals and landing fees	6,046	1.6		5.8	5,717	1.5		(14.0)	6,646	1.7
Other operating expense	20,411	5.5		(3.5)	21,160	5.5		3.3	20,490	5.1

Total operating expenses	118,041	31.9	¢	2.9%	114,758	29.7	¢	4.4%	109,899	27.5	¢

Operating income	$6,324				$10,643				$11,945

	2011		Increase/ (decrease) from 2010	2010		Increase/ (decrease) from 2009	2009
Available seat miles (thousands)	370,376		(4.6)%	388,162		(3.2)%	401,068
Revenue passenger miles (thousands)	162,893		9.2%	149,131		11.2%	134,077
Passenger load factor	44.0%		14.6%	38.4%		15.0%	33.4%
Average yield per revenue passenger mile	43.6	¢	3.1%	42.3	¢	(3.4)%	43.8	¢
Revenue per available seat mile	33.6	¢	4.0%	32.3	¢	6.3%	30.4	¢
Cost per available seat mile	31.9	¢	7.8%	29.6	¢	8.0%	27.4	¢

Comparison of 2011 to 2010

Passenger Revenues. Passenger revenues increased 12.6% from 2010. The increase in passenger revenues was largely due to a 9.2% increase in revenue passenger miles in addition to a 3.1% increase in average yield per revenue passenger mile.

Public Service Revenues. Public service revenues earned through the Essential Air Service program decreased 13.2% to $52.4 million in 2011, as compared to $60.4 million in 2010. The decrease in public service revenues was mainly attributable to a net decrease in communities served by us under the EAS program, partially offset by subsidy rate increases, stemming primarily from higher fuel costs, in recent rate renewals for EAS markets in which we were reselected to continue subsidized air service. In February of 2011, we discontinued our Kansas City EAS hub operation and in April of 2011 we discontinued our EAS hub operation in Milwaukee. We discontinued EAS operations to seven Montana communities in May of 2011 and ceased operations at our Billings, MT EAS hub on June 30, 2011. All four of these hubs were developed by the Company in recent years to serve EAS markets exclusively. Due to the substantial downsizing of connecting capacity at these hubs, we determined that redeploying aircraft to hubs with greater connecting opportunities would offer the highest and best use of our aircraft and offer a greater number of passengers the ability to connect to the national and international air transportation system. The discontinuation of these EAS routes, offset by increases in other public service revenues, resulted in a net decrease of $8.0 million of EAS revenue in 2011 as compared to 2010.

Other Revenues. Other revenues decreased 49.9% to $1.0 million in 2011. This decrease was mainly due to a $0.9 million decrease in ground handling services provided to other carriers who served the same locations in which we had ongoing operations.

Operating Expenses. Total operating expenses increased 2.9%, or $3.3 million from the previous year, primarily related to increased fuel costs. Fuel costs increased 24.2%, or $7.6 million, from 8.1 cents per ASM in 2010 to 10.5 cents per ASM in 2011.

Salaries, wages, and benefits decreased 2.2% to $32.1 million, which was primarily attributable to fewer employees needed to support the decreased number of communities served and a reduction of health insurance claims.

Aircraft fuel expense, in 2011, was $39.0 million, or 10.5 cents per ASM, an increase of $7.6 million compared to 2010. In 2010, aircraft fuel expense was $31.4 million, or 8.1 cents per ASM. The average cost of fuel increased from $2.83 per gallon in 2010 to $3.69 per gallon in 2011. The effect of the $0.86 increase in cost per gallon, net of a decrease in consumption, was an increase in total cost of approximately $7.6 million in 2011. At 2011 rates of consumption, a one cent increase or decrease in the price per gallon of fuel will increase or decrease our fuel expense by approximately $108,000 annually.

Aircraft maintenance, materials and component repair expense was $13.4 million, or 3.6 cents per ASM, in 2011, a decrease of $2.7 million from 2010. In comparison, our aircraft maintenance, materials, and repairs expense for 2010 was $16.1 million, or 4.1 cents per ASM. The 16.8% decrease in 2011 aircraft maintenance expense was primarily attributable a 9.6% reduction in the number of departures and a 6.0 % reduction in aircraft block hour time. Our Fleet Management Program (FMP) with Pratt and Whitney Canada Corporation expired by its terms on June 30, 2011. The termination of this contract also contributed to lower aircraft maintenance expense in 2011. Aircraft maintenance, materials and component expense does not include internal salaries, wages and benefit expenses incurred as a result of employees performing aircraft maintenance.

Depreciation and amortization expense was $5.2 million during 2011 and $5.3 million during 2010.

Aircraft rental expense was $1.9 million during 2011, a decrease of 16.9% compared to $2.3 million during 2010. The decrease resulted from the return of seven Beechcraft model 1900D aircraft leased from Raytheon during the second half of 2011.

Other rentals and landing fees increased 5.8% to $6.0 million in 2011 from $5.7 million in 2010. The increase is mostly attributable to reduced retroactive annual rate adjustment from Denver International Airport (“DIA”), which was partially offset by net decreases in expense mostly attributable to the decrease in communities served.

Other operating expenses decreased 3.5% in 2011 to $20.4 million, or 5.5 cents per ASM from $21.2 million or 5.5 cents per ASM in 2010. The decrease in other operating expenses is primarily due to a decrease in pilot training and associated lodging expenses of $0.5 million, contract handling of $0.3 million, communication expenses $0.3 million, contract maintenance of $0.2 million and passenger related expenses of $0.1 million. These were offset by increases for professional fees of $0.4 million, deicing expenses of $0.1 million and insurance of $0.1 million.

Interest Expense. Interest expense was $2.6 million during 2011, an increase of 37.1% from $1.9 million in 2010. The increase was mostly the result of the amortization of gains from the 2002 deferred debt restructuring becoming fully amortized as of June 30, 2011.

Income Tax Expense. We had income tax expense of $6.7 million in 2011 compared to $3.7 million in 2010. The provision for income taxes, as a percentage of income before taxes, decreased to 38.6 percent in 2011 from 42.1 percent in 2010.

As of December 31, 2011, we had approximately $28.6 million of federal net operating loss carryforwards which will be available to offset future taxable income. We also had $13.6 million of state net operating loss carryforwards, of which $10.0 million ($0.6 million tax effected) is expected to expire unused and $3.6 million will be available to offset future taxable income. A valuation allowance of approximately $646,000 remained at December 31, 2011 for state net operating loss carryforwards that may not be utilized before they expire.

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

Salaries, wages, and benefits increased 4.3% to $32.8 million, which was primarily attributable to increasing insurance benefit costs, an increase in the number of employees from the prior year and pay rate increases.

Aircraft fuel expense, in 2010, was $31.4 million, or 8.1 cents per ASM, in 2010, an increase of $4.7 million compared to 2009. In 2009, our aircraft fuel expense was $26.6 million, or 6.6 cents per ASM. The average cost of fuel increased from $2.29 per gallon in 2009 to $2.83 per gallon in 2010. The effect of the $0.54 increase in cost per gallon increased our total fuel cost by $6.1 million in 2010. The 17.8% increase in our aircraft fuel expense was attributable to the 23.6% increase in the average cost of fuel per gallon, partially offset by a 4.7% decrease in consumption resulting from the 3.2% decrease in ASMs.

Aircraft maintenance, materials, and component repair expense was $16.1 million, or 4.1 cents per ASM, in 2010, a decrease of $0.9 million from 2009. In comparison, our aircraft maintenance, materials, and repairs expense for 2009 was $16.9 million, or 4.2 cents per ASM. The 5.1% decrease in 2010 aircraft maintenance was primarily attributable to the accelerated maintenance expenses associated with the preparation of six Company owned Beechcraft 1900D spare engines for installation on three Raytheon aircraft leased without engines during 2009. Aircraft maintenance, materials and component expense does not include internal salaries, wages and benefit expenses incurred as a result of employees performing aircraft maintenance.

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

As of December 31, 2010, we had approximately $46.4 million of federal net operating loss carryforwards, and $16.9 million in state net operating loss carryforwards, which were available to offset future taxable income. A valuation allowance of approximately $624,608 remained at December 31, 2010 for state net operating loss carryforwards that may not be utilized before they expire.

Liquidity, Financing and Capital Resources

New Financing Agreement

On November 16, 2011, we entered into a new financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”) at which time we borrowed a total of $29.5 million. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which we may borrow up to $10 million for a total of $34 million of available financing. This Credit Agreement enabled us to:

•	Make a one-time payment to Raytheon in the amount of $27 million to satisfy $37.2 million of outstanding debt obligations, extinguishing all of our debt obligations to Raytheon;

•	Pay related expenses of $2.5 million, and

•	Obtain, as a part of the transaction, the return of all 5,371,980 shares of Great Lakes common stock previously held by Raytheon.

Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, our obligations to the lenders identified in Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%.

As of December 31, 2011, we had borrowed $5.5 million on the revolving credit facility, secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. We were also required to pay a closing fee based on the initial facility commitment, and are required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the new financing agreement. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

Gain on Extinguishment of Debt and Return of Raytheon Shares

For the consideration of $27 million, Raytheon agreed to terminate principal amounts of $30.6 million of Aircraft Notes, secured by 25 Beechcraft 1900D aircraft, and a $6.6 million Senior Note, secured by four Embraer Brasilia EMB 120 aircraft and all other assets of the Company. Raytheon also agreed to return 5,371,980 shares of Great Lakes common stock. The Company deemed $3.5 million of the $27 million payment to Raytheon to be for the repurchase of common stock and $23.5 million for the settlement of the outstanding debt obligations. As a result of this transaction, we realized a non-cash gain on the extinguishment of debt of $13.7 million representing the difference between the $23.5 million and the carrying value of the debt of $37.2 million.

Working Capital

Net cash provided by operating activities was $8.0 million at December 31, 2011 compared to $10.6 million at December 31, 2010. We had positive working capital of $15.1 million and a current ratio of 2.3:1 at December 31, 2011, compared to negative working capital of $18.8 million and a current ratio of 0.6:1 at December 31, 2010. The increase in working capital, at December 31, 2011, is primarily due to our Aircraft Notes for 25 Beechcraft 1900D aircraft, which had a June 30, 2011 maturity date and required a $32.7 million balloon payment, being classified as current notes payable and current maturities of long-term debt at December 31, 2010.

We believe the cash we expect to generate from operations and our ability to borrow under our revolving credit facility, remains adequate to meet our short-term and long-term liquidity requirements, meet debt service, and fulfill our other cash requirements.

For additional information regarding Liquidity and Capital Resources see Item 1A “Risk Factors.”

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2011 was $8.0 million as compared to $10.6 million for the year ended December 31, 2010.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2011 was $3.9 million for the purchase of flight equipment and other property and equipment. Net cash used in investing activities for the year ended December 31, 2010 was $2.8 million.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2011 was ($6.2) million consisting of $27 million to satisfy all outstanding debt obligations owed to Raytheon on November 16, 2011, including the return and subsequent retirement of 5,371,980 shares of Great Lakes common stock previously held by Raytheon. Additionally, we made $6.2 million of principal payments to Raytheon prior to November 16, 2011. We issued new debt of $29.5 million on November 16, 2011, of which $2.5 million consisted of debt issuance costs.

Contractual Obligations

The following table summarizes our major contractual payment obligations as of December 31, 2011:

	2012	2013-2014	2015-2016	After 2016	Total
Long-term debt—contractual
Term loan facility	$3,000,000	$7,500,000	$13,500,000	$—	$24,000,000
Revolving credit facility	—	—	5,473,333	—	5,473,333
Contractual interest
Term loan facility	3,604,073	5,605,564	1,658,500	—	10,868,137
Revolving credit facility	630,299	1,257,155	551,082	—	2,438,536

Total debt	7,234,372	14,362,719	21,182,915	—	42,780,006
Aircraft lease obligations	600,000	125,000	—	—	725,000

Total lease obligations	600,000	125,000	—	—	725,000

Total Obligations	$7,834,372	$14,487,719	$21,182,915	$—	$43,505,006

See discussion below for contractual interest obligations.

Contractual Interest Expense

Due to the amortization of the deferred gain on forgiveness of debt associated with our 2002 Restructuring Agreement with Raytheon, in accordance with procedures set forth in ASC Section 470-60-15 (originally pursuant to SFAS No. 15- Accounting by Debtors and Creditors for Troubled Debt Restructurings), our recorded interest expense was less than the contractual interest expense. Going forward, as a result of extinguishing the Raytheon debt, our recorded interest expense will no longer be less than our contractual interest expense. During 2011, our contractual interest expense for all long-term debt obligations was $3.1 million. In 2011, we amortized $0.6 million of the deferred gain on forgiven debt associated with the Raytheon 2002 Restructuring Agreement in accordance with ASC Section 470-60-15. As a result, our net interest expense on long-term debt obligations including amortization of $0.1 million of transaction expenses related to our new financing agreement, as reflected on the financial statements, was $2.6 million.

The projected contractual interest expense on our long-term obligations (based on the variable interest rate stated in the debt instruments) for the next five years and thereafter is as follows:

Maturity	Variable Rate Contractual Interest
2012	$4,234,372
2013	3,721,204
2014	3,141,515
2015	2,209,582
2016	—
Thereafter	—

The preceding projected contractual interest rate expenses are calculated based on borrowings as of December 31, 2011. Our contractual interest expense is subject to fluctuations in the amount of debt outstanding at any given time, particularly under our revolving credit facility, as well as increases in 30-day LIBOR. Under the provisions of our revolving credit facility LIBOR would have to increase approximately 2.2 percentage points before we would realize increases in interest expense as a result of the variable rate nature of our debt instruments.

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

Depreciation and Residual Values of Aircraft. In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values, and the potential for impairment. Estimates of useful lives and residual values of aircraft are based on actual industry experience with the same or similar aircraft types and anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations, and changes in our maintenance program or operations could result in changes to these estimates.

Accounting for Maintenance Deposits. We have evaluated the maintenance deposits on account which relate to two Brasilia aircraft and amount to approximately $1.7 million at December 31, 2011 and determined that, based on historical and forecasted usage of the aircraft, that all amounts on deposit are probable of being returned as a result of the maintenance expected to be performed on the aircraft’s components prior to the leased aircraft’s lease expiration (April 2013). If amounts paid on deposit are probable of being returned, as a result of the maintenance expected to be performed on the aircraft’s components prior to lease expiration, we will treat that amount paid as a refundable deposit. If, based on historical and forecasted usage of the aircraft, we do not expect an amount paid to be returned, we will expense that amount as maintenance expense at the time that expense is incurred. We will continue to evaluate our maintenance deposit account as the leases progress toward lease termination, and make the determination if any maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The tax net operating loss carryforwards (NOLs) that have been generated are due in large part to the accelerated depreciation of property and equipment over a shorter useful life for tax purposes. Our NOLs will expire between 2021 and 2024. The book basis of property and equipment is approximately $42.9 million greater than the tax basis at December 31, 2011, all of which is expected to reverse during periods in which NOLs are available. Approximately $10.0 million ($0.6 million tax effected) of state NOLs are expected to expire unused and accordingly a valuation allowance has been provided for these deferred tax assets. Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, the Company believes it is more likely than not that it will realize the benefits of most of the deductible temporary differences and NOLs. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of December 31, 2011, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 33.0% of our operating expenses in 2011. At 2011 rates of consumption, a one cent increase or decrease in the per gallon price of fuel would increase or decrease our fuel expense by approximately $108,000 annually.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At December 31, 2011, we replaced approximately $38 million of fixed rate debt with $30 million of variable rate debt. Going forward, we could be subject to increased rates of interest on our debt if the 30 day LIBOR rate increases by more than 2.2 percentage points.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of December 31, 2011 and 2010 and for the each of the years in the three year period ended December 31, 2011, together with the Report of the Company’s Independent Registered Public Accounting Firm, are included in this Form 10-K on the pages indicated below.

Supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Great Lakes Aviation, Ltd.:

We have audited the accompanying balance sheets of Great Lakes Aviation, Ltd. (the Company) as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 29, 2012

GREAT LAKES AVIATION, LTD.

Balance Sheets

December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash	$3,592,993	$5,716,105
Accounts receivable and other receivables	9,945,461	9,100,412
Inventories	7,568,792	6,591,209
Prepaid expenses and other current assets	1,962,959	2,037,525
Deferred income taxes	3,789,530	3,770,873

Total current assets	26,859,735	27,216,124

Property and equipment:
Flight equipment	117,573,486	114,415,177
Other property and equipment	9,766,209	9,485,938
Less accumulated depreciation and amortization	(75,696,512)	(70,714,717)

Total property and equipment	51,643,183	53,186,398

Maintenance deposits	1,718,943	2,024,444
Other assets	3,555,639	1,923,459

Total assets	$83,777,500	$84,350,425

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$3,000,000	$38,420,169
Accounts payable	4,301,993	3,233,965
Accrued interest, unearned revenue and other liabilities	4,447,321	4,340,469

Total current liabilities	11,749,314	45,994,603

Long-term debt, net of current maturities	26,473,333	5,567,646
Deferred income taxes	9,417,813	3,812,182
Deferred credits	—	35,435

Total liabilities	47,640,460	55,409,866

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.
No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares.
Issued and outstanding: 8,919,990 and 14,291,970 shares	89,200	142,920
Paid-in capital	31,473,597	33,568,669
Accumulated earnings (deficit)	4,574,243	(4,771,030)

Total stockholders’ equity	36,137,040	28,940,559
Commitments and contingencies

Total liabilities and stockholders’ equity	$83,777,500	$84,350,425

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Operating revenues:
Passenger	$70,989,350	$63,065,692	$58,736,610
Public service	52,406,337	60,398,036	61,258,859
Freight, charter, and other	969,770	1,936,602	1,849,162

Total operating revenues	124,365,457	125,400,330	121,844,631

Operating expenses:
Salaries, wages, and benefits	32,117,733	32,846,739	31,500,185
Aircraft fuel	38,954,692	31,374,203	26,630,846
Aircraft maintenance, materials, and repairs	13,367,928	16,065,583	16,925,204
Depreciation and amortization	5,236,110	5,300,217	5,640,649
Aircraft rental	1,906,682	2,294,100	2,066,334
Other rentals and landing fees	6,046,212	5,717,207	6,646,086
Other operating expense	20,411,414	21,159,510	20,489,441

Total operating expenses	118,040,771	114,757,559	109,898,745

Operating income	6,324,686	10,642,771	11,945,886
Other income (expense):
Interest expense net of interest income of $4,043, $6,104 and $7,949 respectively	(2,618,222)	(1,909,642)	(2,160,483)
Gain on extinguishment of debt	13,696,695	—	—

Total other income (expense)	11,078,473	(1,909,642)	(2,160,483)

Income before income taxes	17,403,159	8,733,129	9,785,403
Income tax expense	(6,714,891)	(3,679,851)	(4,003,519)

Net income	$10,688,268	$5,053,278	$5,781,884

Net income per share:
Basic	$0.78	$0.35	$0.40
Diluted	0.78	0.35	0.40
Average shares outstanding:
Basic	13,629,671	14,291,970	14,291,970
Diluted	13,739,516	14,445,732	14,442,357

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Years Ended December 31, 2011, 2010, and 2009

	Common stock			Retained
	Shares	Amount	Paid-in capital	Earnings	Total
Balance at January 1, 2009	14,291,970	$142,920	$33,568,669	$(15,606,192)	$18,105,397
Net income and comprehensive income	—	—	—	5,781,884	5,781,884

Balance at December 31, 2009	14,291,970	142,920	33,568,669	(9,824,308)	23,887,281
Net income and comprehensive income	—	—	—	5,053,278	5,053,278

Balance at December 31, 2010	14,291,970	$142,920	$33,568,669	(4,771,030)	$28,940,559
Repurchase and retirement of common stock	(5,371,980)	(53,720)	(2,095,072)	(1,342,995)	(3,491,787)
Net income and comprehensive income	—	—	—	10,688,268	10,688,268

Balance at December 31, 2011	8,919,990	$89,200	$31,473,597	$4,574,243	$36,137,040

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,688,268	$5,053,278	$5,781,884
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	5,236,110	5,300,217	5,640,649
Loss on items beyond economic repair	166,117	178,341	148,481
Amortization of deferred debt restructuring gain	(599,945)	(1,344,610)	(1,517,335)
Amortization of debt issuance costs	78,153	—	—
Non-cash gain on extinguishment of debt	(13,696,695)	—	—
Deferred tax expense	5,586,974	3,193,333	3,570,531
Change in current operating items:
Accounts receivable	(845,050)	427,690	(1,030,144)
Inventories	(977,583)	(218,452)	(2,100,496)
Prepaid expenses and other current assets	715,679	(958,394)	(293,608)
Maintenance deposits	305,501	(461,876)	(403,931)
Other assets	184,309	(61,370)	(238,420)
Accounts payable	1,068,028	(355,168)	(128,368)
Accrued interest, unearned revenue and other liabilities	106,851	47,895	(570,919)
Other long-term liabilities	—	(152,866)	(558,196)
Deferred credits	(35,434)	(46,837)	(46,838)

Net cash provided by operating activities	7,981,283	10,601,181	8,253,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(3,859,011)	(2,765,732)	(1,306,097)

Net cash flows used in investing activities	(3,859,011)	(2,765,732)	(1,306,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and repurchase of common stock	(33,182,962)	(6,446,882)	(6,114,139)
Proceeds from the issuance of debt	29,473,333	—	—
Payments for debt issuance costs	(2,535,755)	—	—

Net cash used in financing activities	(6,245,384)	(6,446,882)	(6,114,139)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,123,112)	1,388,567	833,054
Cash and Cash Equivalents:
Beginning of year	5,716,105	4,327,538	3,494,484

End of year	$3,592,993	$5,716,105	$4,327,538

Supplementary cash flow information:
Cash paid during the year for interest (contractual)	$3,144,060	$3,260,357	$3,692,657
Cash paid during the year for income taxes	$368,576	$660,226	$299,950

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

Note 1. Business

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

Currently, we estimate that approximately 39% of Great Lakes’ passenger revenue is earned from the United code share product line and approximately 21% of Great Lakes’ passenger traffic is earned from the Frontier code share product line.

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights.

Public Service Revenue

Approximately 42.1% and 48.2% of the Company’s total revenue during the twelve months ended December 31, 2011 and 2010, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program for federal fiscal years 2011 through 2014. Federal fiscal year 2014 ends on September 30, 2015.

As of March 20, 2011, the Company served 46 airports, of which 32 locations receive EAS subsidy, in 13 states with a fleet of six Embraer EMB-120 Brasilia and 28 Raytheon/Beechcraft 1900D regional airliners. The Company currently operates hubs at Albuquerque, NM, Denver, CO, Las Vegas, NV, Los Angeles, CA Minneapolis, MN and Phoenix, AZ.

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

The Company has subsequently drawn down $5.5 million on the revolving credit facility during 2011 and an additional $2.0 million in 2012. The draws are secured by accounts receivable, parts inventory and spare engines. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

On November 16, 2011, the Company used $27 million of the proceeds obtained from the Credit Agreement to satisfy all of the Company’s outstanding debt obligations with Raytheon Aircraft Credit Corporation (Raytheon), at a discount, and to repurchase the Company’s common stock owned by Raytheon representing approximately 37.6% of the then outstanding shares of common stock. On that day, the debt obligations with Raytheon were extinguished and 5,371,980 shares of the Company’s common stock were returned resulting in a current issued and outstanding balance of common stock of 8,919,990 shares. The Company used $2.5 million of the proceeds to pay the closing fee and professional fees associated with the transaction. As a result of entering into the new financing arrangement and extinguishing the obligations with Raytheon, the Company’s mandatory contractual principal and interest obligations for the next 12 months will be approximately $7.2 million. In addition to the mandatory contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows, on September 30 of each year beginning September 30, 2012, as determined in the Credit Agreement.

In 2008 and 2009, the Company entered into agreements with Raytheon to lease seven Beechcraft model 1900D aircraft, four with attached engines and three without engines. The Company returned these seven aircraft in the quarters ended September 30, 2011 and December 31, 2011. The Company subsequently purchased three Beechcraft model 1900D aircraft. Two aircraft, one of which was purchased without engines, were purchased in December 2011 and the third aircraft was purchased in January 2012.

In December 2011, the Company initiated service to Minneapolis, MN from Devil’s Lake, ND. In addition to Devil’s Lake, ND, the Company has been awarded ten other communities, eligible under the EAS program, which it intends to service to and from Minneapolis, MN. The Company is evaluating its need for additional aircraft to be able to service these additional communities.

Note 2. Summary of Significant Accounting Policies and Procedures

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

(c) Accounts Receivable and Other Receivables. Approximately 85% of accounts receivable balances are due from various airlines, credit card companies, or the United States government. Approximately 15% of other receivables are for maintenance deposit reimbursement and insurance claim receivables. The table below shows the composition and approximate percentages attributable to our receivables at December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
United Airlines	10%	10%
Frontier Airlines	11	10
Other Airlines	3	1
Credit card companies	13	14
United States government	48	62
Other	15	3

Total accounts receivable	100%	100%

All receivables are pledged as collateral under the Company’s debt agreements.

(d) Inventories. Inventories consist of expendable spare parts, fuel, materials, and supplies relating to flight equipment. Inventories are stated at the lower of average cost or market. Expendable parts are charged to maintenance expense as used. Inventories consisting of expendable spare parts and equipment are pledged as collateral for our loan agreements.

(e) Property and Equipment. Property and equipment includes aircraft and major parts relating to such aircraft. Property is stated at cost and depreciated on a straight-line basis for financial reporting purposes over estimated useful lives of 10 to 20 years for flight equipment and 3 to 10 years for other property and equipment. The estimated lives used to record depreciation on the Company’s aircraft may be affected by the revenue generating capability of the aircraft, technology, policies regarding EAS subsidies promulgated by the DOT, and changes in strategy by the Company. In accounting for long-lived assets, we make estimates about the expected useful lives and projected residual values. Estimates of useful lives and residual values of aircraft are based on actual industry experience with the same or similar aircraft types and anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations, and changes in our maintenance program or operations could result in changes to these estimates. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Accelerated methods of depreciation are used for tax reporting purposes. All owned aircraft are pledged as collateral for our loan agreements

(f) Impairment of Long Lived Assets. In accordance with ASC Section 360-10-35, (originally Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of) long-lived assets, such as property, plant, equipment, and aircraft, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

(g) Other Assets. Other assets consist primarily of prepayments of debt issuance costs, deposits with financial institutions, bonding companies, facilities lessors, aircraft lessors and others to secure the payment of fixed obligations. We incurred $2.5 million of debt issuance costs in 2011 of which $0.7 million is classified as a prepaid expense that will be amortized in 2012 and the prepaid balance of $1.8 million is classified in other assets which will amortize in the years 2013, 2014 and 2015. Security deposits related to long-term facility leases were $1.2 million and $1.0 million, and deposits related to aircraft lessors were $0 and $0.4 million at December 31, 2011 and 2010, respectively.

(h) Maintenance Deposits. The Company is required to make maintenance deposit payments for two of its Embraer EMB-120 Brasilia leased aircraft to the lessor. These maintenance deposits are refunded if and when the Company performs specified maintenance activities. At December 31, 2011 and December 31, 2010, the Company had maintenance deposits of approximately $1.7 million and $2.0 million respectively. These maintenance deposits are accounted for in accordance with ASC subtopic 840-10, whereby the deposits are capitalized until such time as the maintenance event occurs, or the Company determines it is no longer probable that an amount on deposit with its lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. The Company has evaluated the maintenance deposits on account and determined that, based on historical and forecasted usage of the aircraft and the ability to perform maintenance to meet the requirements of receiving reimbursement for the deposits on account, that all amounts on deposit are probable of being returned as a result of the maintenance expected to be performed on the aircraft’s components prior to the leased aircraft’s lease expiration. The Company will continue to evaluate its maintenance deposit account as the leases progress towards lease expiration in April 2013, and make the determination if any existing or future maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

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

(j) Code Share Relationships. At December 31, 2011, the Company operated under code share agreements with United Airlines and Frontier Airlines. These code share agreements are prorate agreements whereby the passenger’s fare is split between the two carriers based on the distance traveled by the passenger on each airline. Revenue from these code share agreements is recorded as passenger revenue when the services are rendered. The Company also participates in United’s “Mileage Plus” frequent flyer program. If a customer books travel on United which includes a segment on Great Lakes, the United customer earns points in their United frequent flier account for the miles flown on the Great Lakes segment. When a United frequent flier customer earns sufficient points to earn an award, he or she can choose whether to redeem those points on a United flight connecting with a Great Lakes flight. Our participation in United’s frequent flyer program

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

does not require us to issue tickets in exchange for frequent flyer awards. Award redemption can only be facilitated through United on United flights in conjunction with a Great Lakes flight. Tickets sold to passengers on Great Lakes ticket stock for Great Lakes flight segments (ZK designator) are not eligible to accrue United frequent flyer credits. The Company accounts for the incremental cost to fly United frequent flyer passengers at the time of service since the Company does not have sufficient information to estimate future awards expected to be redeemed on a Great Lakes segment, and an estimated frequent flyer liability would be insignificant in the aggregate given the historical volume of awards used for flights including Great Lakes segments.

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

(l) Income Per Share. Basic income per share has been computed by dividing the net income for a particular year by the weighted average number of shares of common stock outstanding during such year. Diluted earnings per share reflects the potential dilution of securities that could share in earnings. The Company currently has 8,919,990 shares of common stock outstanding.

(m) Stock Option Plans. For the years ending December 31, 2011, 2010 and 2009 there were no stock-based compensation awards granted.

(n) Aircraft Maintenance. The Company operates under an FAA-approved continuous inspection and maintenance program. The Company accounts for maintenance activities on the direct expense method. Under this method, major airframe overhaul maintenance costs are recognized as expense as maintenance services are performed. Routine maintenance and repairs are charged to operations as incurred. For the first six months of 2011, major Beechcraft 1900D engine maintenance for most of our 1900D engines were performed under a Fleet Management Program (FMP) with Pratt and Whitney Canada Corporation which expired by its terms on June 30, 2011. Under the FMP contract, the Company paid a fixed amount per flight hour (subject to fixed nominal annual rate increases) in exchange for required maintenance and repairs under the predefined maintenance program. The expense over the life of the contract was recognized at a level rate per hour during the minimum, non-cancelable term of the agreement. Beginning July 1, 2011 all maintenance costs related to our Beechcraft 1900D engines are recognized as an expense as the maintenance services are performed.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

(o) Fair Value of Financial Instruments. Fair value estimates, methods, and assumptions of financial instruments are set forth below:

Cash, accounts receivable, accounts payable, and accrued liabilities. The carrying amount approximates fair value because of the short-term nature of these instruments.

Long-term debt. Based on the proximity of when the Company entered into its long-term debt to December 31, 2011 and the variable rate nature of the long-term debt, the carrying value of long-term debt approximates its fair value at December 31, 2011.

(p) Recent Accounting Pronouncements. In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which relates to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this pronouncement for its fiscal year beginning January 1, 2012. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2011, the FASB ratified ASU No. 2011-05, “Presentation of Comprehensive Income.” This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Upon adoption, other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU will not have a material effect on the Company’s financial position or results of operations and is not expected to change the Company’s disclosure policies for other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This ASU must be applied retrospectively and early adoption is permitted.

Note 3. Leases

Aircraft Leases

At December 31, 2011 and 2010 the Company operated two leased Embraer Brasilia Model 120 aircraft, which are accounted for under operating lease agreements that expire in April 2013. In addition to scheduled future minimum lease payments, the Company is required to make supplemental rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft which are reimbursable to the Company at the time maintenance overhauls are completed. These supplemental rentals are based on the number of flight hours flown and/or flight departures and are recorded as maintenance deposits. See Note 2(h) Summary of Significant Accounting Policies and Procedures – Maintenance Deposits for the Company’s accounting policy. The lease agreements also require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. During the years ended December 31, 2011, 2010 and 2009 supplemental rent payments were $403,221, $486,848 and $589,377, respectively.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

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

At December 31, 2010, the Company operated seven Beechcraft 1900D aircraft leased from Raytheon which were accounted for under operating lease agreements. These aircraft were returned to Raytheon in the quarters ended September 30 and December 31, 2011. Four of the aircraft were complete with engines and three aircraft were without engines. The lease agreements required the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. In addition to scheduled minimum lease payments, the Company was required to make payments to cover the cost of components related to leased engines, attached to four of the leased aircraft, as these components usable life cycle is consumed. During the years ended December 31, 2011, 2010 and 2009 engine consumption fees were $186,276, $313,997 and $314,462, respectively.

Other Leases

The Company leases office and hangar space, spare engines and office equipment for its headquarters, reservation facilities, airport facilities, and certain other equipment. The Company’s headquarter lease provides for three five-year renewal options making this facility available to the Company through the year 2020. The Company also leases certain airport gate facilities on a month-to-month basis.

At December 31, 2011, commitments under non-cancelable operating leases (excluding aircraft supplemental rent requirements and assuming the aircraft leases are not terminated early) with terms in excess of one year were as follows:

	Aircraft	Other	Total
2012	$600,000	$—	$600,000
2013	125,000	—	125,000
2014	—	—	—
2015	—	—	—
2016	—	—	—
Thereafter	—	—	—

	$725,000	$—	$725,000

Facilities rental expense under operating leases, including month-to-month leases, for the years ended December 31, 2011, 2010 and 2009 was $3.1 million, $2.8 million, and $3.9 million, respectively.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following balances at December 31, 2011 and 2010:

	2011	2010
Accrued expenses	$25,178	$297,547
Unearned revenue	1,703,358	1,810,263
Accrued property taxes	226,318	63,766
Accrued Interest	373,719	—
Accrued payroll	2,118,748	2,168,893

Total accrued liabilities	$4,447,321	$4,340,469

Note 5. Notes Payable and Long-Term Debt

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

During 2011 the Company borrowed $5.5 million available under the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

On November 16, 2011, the Company used $27 million of the proceeds obtained from the Credit Agreement to satisfy all of the Company’s outstanding debt obligations with Raytheon Aircraft Credit Corporation (Raytheon), at a discount, and to repurchase the Company’s common stock owned by Raytheon representing approximately 37.6% of the then-outstanding shares of common stock. On that day, the debt obligations with Raytheon were extinguished and 5,371,980 shares of the Company’s common stock were returned resulting in a current issued and outstanding balance of common stock of 8,919,990 shares. The Company used $2.5 million of the proceeds to pay the closing fee and professional fees associated with the transaction. As a result of entering into the new financing arrangement and extinguishing the obligations with Raytheon, the Company’s mandatory contractual principal and interest obligations for the next 12 months will be approximately $7.2 million. In addition to the mandatory contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows, on September 30 of each year beginning September 30, 2012, as determined in the Credit Agreement. The Company’s ability to comply with the new debt may be impacted by the Company’s ability to maintain compliance with specified financial and non-financial covenants.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

In connection with the extinguishment of the Raytheon debt obligation, the Company recorded a gain on extinguishment of debt of $13.7 million. The $27 million paid to Raytheon was allocated between the settlement of the debt obligation and the repurchase of shares of common stock. The carrying value of the company’s debt owed to Raytheon was $37.2 million and the proceeds deemed allocated to the settlement of the debt was $23.5 million.

The following table sets forth, as of December 31, 2011 and December 31, 2010, the carrying amount of the Company’s long-term debt and the current maturities of long term debt. The carrying amount of the debt includes the principal payments contractually required under the debt agreements and the unamortized deferred debt restructuring gain. In 2002, the Company restructured its debt. The debt restructuring was accounted for as a troubled debt restructuring, which resulted in the Company recording a deferred gain that is being amortized into income as a decrease to interest expense over the remaining term of the debt:

	December 31, 2011	December 31, 2010
Long-term debt:
Raytheon Aircraft Notes - principal	$—	$35,324,205
New (GB/Crystal) Term Loan - principal	24,000,000	—
Raytheon Senior Note - principal	—	8,063,665
New (GB/Crystal) Revolving Loan- principal	5,473,333	—
Raytheon Aircraft Notes deferred debt restructuring gains	—	599,945

Total long-term debt	29,473,333	43,987,815
Less:
Current maturities of Raytheon Aircraft Notes - principal	—	(35,324,205)
New (GB/Crystal) Term Loan - principal	(3,000,000)	—
Current maturities of Raytheon Senior Note - principal	—	(2,496,019)
Current portion of deferred debt restructuring gains	—	(599,945)

Total current portion	(3,000,000)	(38,420,169)

Total long-term portion	$26,473,333	$5,567,646

The Company amortized $0.6 million, $1.3 million and $1.5 million of deferred debt restructuring gains for the year ending December 31, 2011, 2010 and 2009, respectively.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

Contractual Debt Payments. As of December 31, 2011, the long-term debt obligations due in the five subsequent years and thereafter under their contractual terms were as follows:

	Term Loan	Revolving Loan	Total
2012	$3,000,000	$—	$3,000,000
2013	3,500,000	—	3,500,000
2014	4,000,000	—	4,000,000
2015	13,500,000	5,473,333	18,973,333
2016	—	—	—
Thereafter	—	—	—

	$24,000,000	$5,473,333	$29,473,333

Note 6. Income Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The tax net operating loss carryforwards (NOLs) that have been generated are due in large part to the accelerated depreciation of property and equipment over a shorter useful life for tax purposes. Our NOLs will expire between 2021 and 2024. The book basis of property and equipment is approximately $42.9 million greater than the tax basis at December 31, 2011, all of which is expected to reverse during periods in which NOLs are available. Approximately $10.0 million ($0.6 million tax effected) of state NOLs are expected to expire unused and accordingly a valuation allowance has been provided for these deferred tax assets. Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, the Company believes it is more likely than not that it will realize the benefits of most of the deductible temporary differences and NOLs. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company’s estimated net operating loss carryforwards for federal income tax purposes totaling approximately $28.6 million at December 31, 2011, expire in years 2021 through 2024 as follows (in thousands):

Year of Expiration	Amount
2021	22,487
2023	4,011
2024	2,055
$28,553

In order for the Company to utilize these NOLs prior to expiration, the Company would need to generate taxable income of $26.5 million during the next 10 years, or approximately $2.7 million per year. The Company had taxable income of $17.8 million in 2011 and $10.0 million in 2010.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

Income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 is presented below:

	Current	Deferred	Total
Year ended December 31, 2011:
U.S. Federal	$337,604	$5,611,401	$5,949,005
State and local	$790,317	(24,431)	$765,886

	$1,127,921	$5,586,970	$6,714,891

Year ended December 31, 2010:
U.S. Federal	$232,586	$2,740,756	$2,973,342
State and local	$253,932	452,577	$706,509

	$486,518	$3,193,333	$3,679,851

Year ended December 31, 2009:
U.S. Federal	$200,909	$3,127,525	$3,328,434
State and local	232,079	$443,006	$675,085

	$432,988	$3,570,531	$4,003,519

The federal statutory tax rate of 35% differs from the Company’s effective income tax rate for the years ended December 31, 2011, 2010, and 2009 as follows:

	2011	2010	2009
Income tax expense at the federal statutory income tax rate	$6,091,106	$3,056,595	$3,424,891
State income tax expense, net of federal income tax benefit	507,910	280,601	428,787
Book expenses not deductible for tax purposes	125,959	164,025	134,800
Increase (Decrease) in valuation allowance	21,111	111,950	(117,192)
Impact of changes in rates	(31,195)	66,680	132,756
Other	—	—	(523)

Income tax expense	$6,714,891	$3,679,851	$4,003,519

Deferred tax assets (liabilities) as of December 31, 2011 and 2010, were as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$10,753,078	$17,063,218
Alternative minimum tax credit carryforwards	994,545	642,537
Deferred debt restructuring gain	—	229,405
Inventory reserve	784,751	858,462
Deferred revenue	649,572	692,202
Other reserves	258,555	306,200
Other	6,985	1,755

Total gross deferred tax assets	13,447,486	19,793,779
Less: valuation allowance	(645,719)	(624,608)

Net deferred tax assets	12,801,767	19,169,171
Deferred tax liabilities:
Property and equipment	(18,319,511)	(18,988,799)
Other	(110,540)	(221,681)

Total deferred tax (liability) asset	$(5,628,284)	$(41,309)

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

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

Note 7. Employee Benefit Plans

The Company maintains a qualified 401(k) employee savings plan for the benefit of substantially all of the Company’s employees. The Company matches up to 4% of participating employees’ contributions. Company contributions, net of forfeitures, totaled $317,299 in 2011, $340,630 in 2010, and $294,594 in 2009.

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

During the year ended December 31, 2011, there were no options granted. The Company did not realize any tax deductions related to the exercise of stock options during 2011, 2010 or 2009. The Company will record such deductions to additional paid in capital when realized. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2011 and 2010 was $94,153 and $262,148 respectively. There was no unrecognized compensation cost from unvested stock options at the implementation date of ASC Section 718-10-25 (originally pursuant to SFAS 123(R)-Share Based Payment).

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

A summary of the option activity under all stock option plans during the year ended December 31, 2011 is presented below:

	Shares	Weighted Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2011	210,000	$0.42
Granted	—	—
Canceled	5,000	1.31
Exercised	—	—

Outstanding at December 31, 2011	205,000	$0.40	1

Options exercisable at
December 31, 2011	205,000	$0.40	1

Note 8. Income Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented:

	2011			2010			2009
			Per			Per			Per
	Income	Shares	share	Income	Shares	share	Income	Shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic income per share attributable to common stockholders	$10,688,268	13,629,671	$0.78	$5,053,278	14,291,970	$0.35	$5,781,884	14,291,970	$0.40
Effect of dilutive securities:
Stock options	—	109,845	—	—	153,762	—	—	150,387	—

Diluted income per share attributable to common stockholders	$10,688,268	13,739,516	$0.78	$5,053,278	14,445,732	$0.35	$5,781,884	14,442,357	$0.40

For the years ended December 31, 2011, 2010 and 2009, there were no stock options excluded from the calculation of diluted earnings per share.

Under the terms of the Company’s debt agreements, the Company is prohibited from paying dividends.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

Note 9. Fair Value Measurements

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

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and long-term debt including the current portion. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The carrying value of our long term debt including the current portion reflects original cost net of unamortized deferred debt restructuring gain and was $29.5 million and $44.0 million as of December 31, 2011 and December 31, 2010, respectively. For additional information, see Note 5 Long-Term Debt.

All of the Company’s debt is comprised of variable rate debt (see Note 5). There is not an active market for the Company’s notes. Based on the proximity of when the Company entered into its long-term debt to December 31, 2011 and the variable rate nature of the long-term debt, the carrying value of long-term debt approximates its fair value at December 31, 2011. The fair value of the long-term debt is a Level 3 measurement and takes into consideration inputs which include the future expected cash flows, the probability of early redemption, the probability of default on the part of the Company including overall creditworthiness, the interest rate of the debt and the prevailing interest rate in the market for similar financial instruments.

Note 10. Transactions with Affiliates

On November 16, 2011, the Company used $27 million of the proceeds obtained from the Credit Agreement to satisfy all of the Company’s outstanding debt obligations with Raytheon Aircraft Credit Corporation (Raytheon), at a discount, and to repurchase the Company’s common stock owned by Raytheon representing approximately 37.6% of the then-outstanding shares of common stock. On that day, the debt obligations with Raytheon were extinguished and 5,371,980 shares of the Company’s common stock were returned resulting in a current issued and outstanding balance of common stock of 8,919,990 shares. Raytheon was our principal

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

creditor and major shareholder prior to November 16, 2011. In the twelve month period ending December 31, 2011, the Company made principal repayments of debt to Raytheon in the amount of $33.2 million, including a one-time payment of $27.0 million on November 16, 2011 and a non-scheduled prepayment of debt on its Senior Note in the amount of $843,247 as a result of the Company’s “Excess cash” position for the year ending December 31, 2010. See Note 5 for a discussion of these debt obligations.

In addition, during 2011 the Company operated seven Beechcraft 1900D aircraft leased from Raytheon, four complete with engines and three without engines, which are accounted for under operating lease agreements. These aircraft were returned to Raytheon in the quarters ended September 30 and December 31, 2011 and the leases were terminated. During the years ended December 31, 2011, 2010 and 2009 lease payments made to Raytheon were $1.3 million, $1.7 million and $1.4 million, respectively. The lease agreements required the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. In addition to scheduled minimum lease payments, the Company was required to make payments to cover the cost of components related to leased engines, attached to four of the leased aircraft, as these components usable life cycle was consumed. During the years ended December 31, 2011, 2010 and 2009 engine consumption fees were $186,276, $313,997 and $314,462, respectively.

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for the leases were $28,500 in 2011, $28,500 in 2010, and $28,500 in 2009. As of December 31, 2011, Mr. Douglas Voss controlled 4,160,247 shares of common stock of the Company, representing an approximate 46.6% interest in the Company’s outstanding common stock.

Note 11. Commitments and Contingencies

Litigation. The Company is a party to ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Union Agreements. As of March 20, 2012, approximately 41 percent of the Company’s employees are subject to union agreements.

The Company’s pilots are represented by the United Transportation Union (“UTU”). The pilot collective bargaining agreement became amendable on September 16, 2010. The Company and the UTU are currently engaged in contract mediation under the auspices of the National Mediation Board.

The Company’s flight attendants are also represented by the UTU. The Company entered into a new agreement with the flight attendants on May 17, 2011. This agreement will continue in full force and effect for four years and thereafter is subject to amendment, which would reopen collective bargaining.

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2011 and December 31, 2010

Note 12. Selected Quarterly Financial Data (unaudited)

The following table presents selected quarterly unaudited financial data for quarters during the year ended December 31, 2011 and 2010 (in thousands, except for per share information):

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Operating revenues	$29,691	$31,216	$32,773	$30,685	$124,365
Operating income	(650)	1,512	3,937	1,526	6,325
Net income	(577)	607	1,823	8,835	10,688
Net income per share
Basic	$(0.04)	$0.04	$0.13	$0.76	$0.78
Diluted	(0.04)	0.04	0.13	0.75	0.78
Weighted average shares outstanding
Basic	14,292	14,292	14,292	11,664	13,630
Diluted	14,292	14,372	14,385	11,753	13,740

2010
Operating revenues	$28,784	$31,026	$33,450	$32,140	$125,400
Operating income	154	3,049	4,778	2,662	10,643
Net income	(205)	1,424	2,693	1,141	5,053
Net income per share
Basic	$(0.01)	$0.10	$0.19	$0.08	$0.35
Diluted	(0.01)	0.10	0.19	0.08	0.35
Weighted average shares outstanding
Basic	14,292	14,292	14,292	14,292	14,292
Diluted	14,292	14,446	14,449	14,450	14,446

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2011. Management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on this assessment, management believes that as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors

The following table and narrative provide information concerning the members of our board of directors as of March 20, 2012. Our directors are elected by a plurality of the votes cast. Each director has been appointed to serve until the next annual meeting of shareholders and until their respective successors are elected and duly qualified. There are no familial relationships between any director or officer.

		Principal	Position with	Director
Name	Age	Occupation	Company	Since
Douglas G. Voss	57	Chairman of the Board of Directors and President of Great Lakes Aviation, Ltd.	Chairman of the Board of Directors and President of Great Lakes Aviation, Ltd.	1979
A.L. Maxson(1)	76	Financial Consultant	Director	2010
Vernon A. Mickelson(1)(2)(3)	85	Business Consultant	Director	1994
A.R. Moulton, III(1)(2)	69	Financial Consultant	Director	2005
Ivan L. Simpson(1)(2)(3)	61	Retired Airline Transport Pilot for American Airlines	Director	1997

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating committee.

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

Ivan L. Simpson. Mr. Simpson became a director of the Company in 1997. Mr. Simpson co-founded the Company in 1979, and served in various operational roles through 1987, including Chief Pilot and Vice President and Director of Operations. He is a retired Airline Transport Pilot with American Airlines. Mr. Simpson brings a deep knowledge of our Company and our industry to his work as one of our independent directors.

Our Executive Officers

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers was provided in Part I of our Form 10-K under separate caption.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year and furnished to the registrant with respect to its most recent fiscal year, all applicable Section 16(a) filing requirements were met on a timely basis except for a Form 3 and Form 4 for Gayle Brandt.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2011, 2010, 2009 and 2008:

All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position	Y ear	($)	($)	($)(a)	($)
Charles R. Howell IV Chief Executive Officer	2011 2010 2009 2008	155,000 155,000 155,000 155,000	— — — —	3,100 3,100 3,100 3,300	158,100 158,100 158,100 158,300

Michael O. Matthews Vice President and Chief Financial Officer	2011 2010 2009 2008	150,000 150,000 150,000 150,000	— — — —	6,000 6,000 6,000 6,800	156,000 156,000 156,000 156,800

Douglas G. Voss Chairman of the Board of Directors and President	2011 2010 2009 2008	175,000 175,000 175,000 175,000	— — — —	— — — —	175,000 175,000 175,000 175,000

(a)	Represents matching contributions made by the company on behalf of Mr. Howell and Mr. Matthews under our 401(k) retirement savings plan. These matching contributions are subject to vesting in accordance with the terms of the plan. See discussion below under “Retirement Savings Plan.”

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards held by our named executive officers as of December 31, 2011:

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

Director Compensation

Our directors who are not employees of the Company were paid a director fee consisting of a quarterly retainer fee of $1,000 for Messrs. Maxson, Moulton and Simpson and $2,000 for Mr. Mickelson who serves as Chairman of the Audit Committee, $1,000 per day for each board conference attended and $1,000 for each board or committee meeting attended, plus reimbursement for all out-of-pocket expenses incurred on behalf of the company.

The following table sets forth information concerning the compensation of our non-employee directors for fiscal year 2011:

	Fees Earned or Paid in Cash	All Other Compensation		Total
Name	($)	($)		($)
A.L Maxson	13,000	25,250	(a)	38,250
Vernon A. Mickelson	18,000	—		18,000
A.R. Moulton, III	14,000	—		14,000
Ivan L. Simpson	14,000	—		14,000

Mr. Mickelson received $8,000 and Messrs. Maxson, Moulton and Simpson received $4,000 in quarterly retainer fees and each received $6,000 for six audit committee meetings, Messrs. Mickelson, Moulton and Simpson each received $1,000 for one compensation committee meeting. Messrs. Mickelson, Maxson, Moulton and Simpson each received $3,000 for conferences.

(a)	Mr. Maxson received consulting fees of $25,250 during the 12 month period ending December 31, 2011.

The following table sets forth information concerning the outstanding stock options held by our non-employee directors as of December 31, 2011:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
A. L. Maxson	—		—	N/A	N/A
Vernon A. Mickelson	—		—	N/A	N/A
A.R. Moulton, III	—		—	N/A	N/A
Ivan L. Simpson	5,000	(a)	—	0.31	5/16/2012

(a)	These options vested in their entirety on May 17, 2003.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of the common stock as of March 20, 2012, by (i) each person known to the Company to own beneficially 5% or more of the common stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the summary compensation table, and (iv) all directors and executive officers of the Company as a group. The percentage of beneficial ownership is based on 8,919,990 shares outstanding as of March 20, 2012. Any shares that are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of common stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown, and none of the listed shares has been pledged as security. Unless otherwise indicated, the address for each listed shareholder is c/o Great Lakes Aviation, Ltd., 1022 Airport Parkway, Cheyenne, Wyoming 82001.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock (1)
Douglas G. Voss	4,160,247 (2)	46.6%

Iowa Great Lakes Flyers, Inc. 10400 Milliron Road Cheyenne, Wyoming 82009	1,710,247 (3)	19.2%

Gayle R. Brandt 256 Emerald Meadows Drive Arnolds Park, Iowa 51331	1,278,090 (4)	14.3%

Charles R. Howell IV	200,000 (5)	2.2%

Ivan L. Simpson 15239 215th Ave. Spirit Lake, Iowa 51360	15,450 (6)	*

Vernon A. Mickelson 1209 3rd Avenue West Spencer, Iowa 51301	17,000	*

A.L. Maxson	2,000	*

Michael O. Matthews	—	—

A.R. Moulton, III	—	—

All directors and executive officers as a group (8 persons)	4,394,697 (7)	49.3%

*	Represents less than 1%.

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” as set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person, as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of March 30, 2012. The same shares may be beneficially owned by more than one person.
(2)	Mr. Voss is the beneficial owner of 4,160,247 shares. The 1,710,247 shares owned by Iowa Great Lakes Flyers, Inc. are included in the shares reported by Mr. Voss.
(3)	Beneficial ownership of these shares of Common Stock is shared with Douglas G. Voss.
(4)	According to Ms. Brandt’s Form 4 filed with the Securities and Exchange Commission on January 17, 2012.
(5)	Represents 200,000 shares subject to currently exercisable options.
(6)	Includes 5,000 shares subject to currently exercisable options.
(7)	Includes an aggregate of 205,000 shares subject to currently exercisable options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	205,000	$0.40	—

Equity compensation plans not approved by security holders	—	—	—

Total	205,000	$0.40	—

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

Transactions with Related Persons

Raytheon Aircraft Credit Corporation. On November 16, 2011, the Company obtained $29.5 million of funding available under the new Credit Agreement. $27 million of the proceeds was used to satisfy all the outstanding debt obligations with Raytheon Aircraft Credit Corporation (Raytheon), at a discount, and to repurchase the Company’s common stock owned by Raytheon representing approximately 37.6% of the outstanding shares of common stock. On that day, the debt obligations with Raytheon were extinguished, 5,371,980 shares of the Company’s common stock were returned and Raytheon ceased to be a beneficial owner of the Company. We issued the shares to Raytheon in December 2002 as partial consideration for a series of transactions that included restructured financing terms for aircraft promissory notes, termination of aircraft operating leases, aircraft purchases, aircraft returns, modified aircraft operating leases and other debt restructuring. Raytheon was our principal creditor prior to November 16, 2011. In the twelve month period ending December 31, 2011, the Company made principal repayments of debt to Raytheon in the amount of $33.2 million, including a one-time payment of $27.0 million on November 16, 2011 and a non-scheduled prepayment of debt on its Senior Note in the amount of $843,247 as a result of the Company’s “Excess cash” position for the year ending December 31, 2010.

The Company operated seven Beechcraft 1900D aircraft leased from Raytheon, four complete with engines and three without engines, which are accounted for under operating lease agreements. These aircraft were returned to Raytheon in the quarters ended September 30 and December 31, 2011 and the leases were terminated. During the years ended December 31, 2011, 2010 and 2009 lease payments made to Raytheon were $1.3 million, $1.7 million and $1.4 million, respectively. The lease agreements required the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. In addition to scheduled minimum lease payments, the Company was required to make payments to cover the cost of components related to leased engines, attached to four of the leased aircraft, as these components usable life cycle is consumed. During the years ended December 31, 2011, 2010 and 2009 engine consumption fees were $186,276, $313,997 and $314,462, respectively.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of KPMG LLP has been our independent auditors since 1998. Fees paid to KPMG LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services rendered by KPMG LLP for the years ended December 31, 2011 and 2010 were $340,278 and $303,590, respectively. Audit services consisted primarily of the audit and quarterly reviews of our financial statements, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, accounting and financial reporting consultations, and research work necessary to comply with generally accepted accounting principles.

Audit-Related Fees. Fees for audit-related services provided during the years ended December 31, 2011 and 2010 were $51,300 and $50,800, respectively. Audit-related services consisted primarily of professional services provided with respect to yearly audits of our 401(k) employee savings plan and Passenger Facility Charge audits.

Tax Fees. Fees for tax services billed during the years ended December 31, 2011 and 2010 were $0 and $0, respectively.

All Other Fees. During the fiscal year 2011 were $20,215 for review of amendments to a resale registration statement in fiscal year 2010, no other services were provided by KPMG LLP to the Company.

Audit Committee Pre-Approval Policies and Procedures

The charter of our audit committee provides that the audit committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for our company by the independent auditors, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent auditors include the committee reviewing a budget for audit services, audit-related services, tax services, and other services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are anticipated at the time the budget is submitted. Committee approval would be required to exceed the budgeted amount for a particular category of services or to engage the independent auditors for any services not included in the budget. Budgeted amounts were not exceeded in 2011. The audit committee periodically monitors the services rendered by, and actual fees paid to, the independent auditors to ensure that such services are within the parameters approved by the committee. The text of the audit committee charter is posted on our web site at www.flygreatlakes.com. The audit committee pre-approved all of the services we received from KPMG LLP during fiscal year 2011.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial statements of the Company included in Item 8, “Financial Statements and Supplementary Data”:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2011 and 2010

(iii)	Statements of Income for the Years Ended December 31, 2011, 2010 and 2009

(iv)	Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

(v)	Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

(vi)	Notes to Financial Statements

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

GREAT LAKES AVIATION, LTD.

Dated: March 29, 2012	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael O. Matthews
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

Signature	Title	Date

/s/ Douglas G. Voss	Chairman of the Board and President	March 29, 2012
Douglas G. Voss

/s/ Charles R. Howell IV	Chief Executive Officer	March 29, 2012
Charles R. Howell IV	(Principal Executive Officer)

/s/ Michael O. Matthews	Vice President and	March 29, 2012
Michael O. Matthews	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Vernon A. Mickelson	Director	March 29, 2012
Vernon A. Mickelson

/s/ Ivan L. Simpson	Director	March 29, 2012
Ivan L. Simpson

/s/ A. L. Maxson	Director	March 29, 2012
A. L. Maxson

/s/ Allan R. Moulton III	Director	March 29, 2012
Allan R. Moulton III

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Great Lakes Aviation, Ltd. 1993 Stock Option Plan. (2)

10.2	Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan. (2)

10.3	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (3)

10.4	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.5	Amendment No. 2 to Code Share Agreement, dated July 1, 2009 by and between Frontier Airlines, Inc. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (5)

10.6	Agreement between the Company and Raytheon Aircraft Credit Corporation, dated June 10, 2011. (6)

10.7	Amendment to Agreement between the Company and Raytheon Aircraft Credit Corporation, dated August 31, 2011. (7)

10.8	Amendment to Agreement between the Company and Raytheon Aircraft Credit Corporation, dated October 14, 2011. (8)

10.9	Codeshare Agreement between the Company and United Air Lines, dated September 1, 2011. Portions of this Exhibit have been excluded from the publicly available document pursuant to a grant of confidential treatment. (9)

10.10	Credit Agreement by and among the registrant, GB Merchant Partners, LLC, Crystal Financial LLC, and the other financial institutions and entities party thereto, dated November 16, 2011. (10)

10.11	Pledge and Security Agreement by and among the registrant and the Pledgors, dated November 16, 2011. (10)

10.12	Aircraft, Engines, Spare Engines, Propellers, Spare Propellers and Spare Parts Mortgage and Security Agreement, dated November 16, 2011. (10)

10.13	Payoff Letter Agreement dated November 16, 2011 between the Company and Raytheon Aircraft Credit Corporation. (10)

10.14	First Amendment to Credit Agreement by and among the registrant, GB Merchant Partners, LLC, Crystal Financial LLC, and the other financial institutions and entities party thereto, dated Jan. 16, 2012.

14	Code of Ethics. Available on the Company’s web site.

23	Consent of KPMG LLP.

24	Powers of Attorney. (included in signature page)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.

E-1

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 000-23224)
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 000-23224)
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 30, 2009.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2011. (File No. 000-23224)
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 2, 2011. (File No. 000-23224)
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 17, 2011. (File No. 000-23224)
(9)	Incorporated by reference to the Company’s Amendment No. 1 to Current Report on Form 8-K filed on October 25, 2011. (File No. 000-23224)
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. (File No. 000-23224)

E-2