Form 10-Q
period 2012-03-31
GREAT LAKES AVIATION LTD
filed 2012-05-10
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 10, 2012, 8,919,990 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

Item 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash	$3,541,002	$3,592,993
Accounts receivable and other receivables	11,441,638	9,945,461
Inventories	7,863,254	7,568,792
Prepaid expenses and other current assets	1,928,586	1,962,959
Deferred income taxes	3,789,530	3,789,530

Total current assets	28,564,010	26,859,735

Property and equipment:
Flight equipment	118,962,421	117,573,486
Other property and equipment	9,966,208	9,766,209
Less accumulated depreciation and amortization	(77,059,225)	(75,696,512)

Total property and equipment	51,869,404	51,643,183

Maintenance deposits	1,878,028	1,718,943
Other assets	3,577,899	3,555,639

Total assets	$85,889,341	$83,777,500

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$3,125,000	$3,000,000
Accounts payable	4,216,501	4,301,993
Accrued interest, unearned revenue and other liabilities	5,215,476	4,447,321

Total current liabilities	12,556,977	11,749,314

Long-term debt, net of current maturities	27,598,333	26,473,333
Deferred income taxes	9,421,139	9,417,813

Total liabilities	49,576,449	47,640,460

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.
No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares.
Issued and outstanding: 8,919,990 shares	89,200	89,200
Paid-in capital	31,473,597	31,473,597
Accumulated earnings	4,750,095	4,574,243

Total stockholders’ equity	36,312,892	36,137,040
Commitments and contingencies

Total liabilities and stockholders’ equity	$85,889,341	$83,777,500

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income (Loss)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Operating revenues:
Passenger	$17,925,740	$14,929,493
Public service	13,286,884	14,235,396
Freight, charter, and other	144,777	525,824

Total operating revenues	31,357,401	29,690,713

Operating expenses:
Salaries, wages, and benefits	8,083,714	7,934,128
Aircraft fuel	10,159,134	9,410,691
Aircraft maintenance, materials, and repairs	2,814,967	4,220,153
Depreciation and amortization	1,429,678	1,306,523
Aircraft rental	155,025	573,525
Other rentals and landing fees	1,851,030	1,579,243
Other operating expenses	5,268,770	5,316,681

Total operating expenses	29,762,318	30,340,944

Operating income (loss)	1,595,083	(650,231)
Other expense:
Interest expense, net of interest income of $409 and $1,907, respectively	(1,296,152)	(418,413)

Income (loss) before income taxes	298,931	(1,068,644)

Income tax benefit (expense)	(123,079)	491,238

Net income (loss)	$175,852	$(577,406)

Net income (loss) per share:
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)

Weighted average shares outstanding:
Basic	8,919,990	14,291,970
Diluted	9,028,187	14,291,970

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$175,852	$(577,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,429,678	1,306,523
Loss on items beyond economic repair	50,524	35,637
Amortization of deferred debt restructuring gain	—	(299,933)
Amortization of debt issuance costs	160,335	—
Deferred tax expense (benefit)	3,326	(397,795)
Change in current operating items:
Accounts receivable	(1,496,177)	(197,745)
Inventories	(294,462)	129,989
Prepaid expenses and other current assets	(125,962)	800,750
Maintenance deposits	(159,085)	(110,264)
Other assets	(22,260)	(10,832)
Accounts payable	(85,492)	(91,304)
Accrued interest, unearned revenue and other liabilities	768,155	334,400
Deferred credits	—	(11,709)

Net cash provided by operating activities	404,432	910,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(1,706,423)	(264,864)

Net cash flows used in investing activities	(1,706,423)	(264,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(750,000)	(2,166,951)
Proceeds from the issuance of debt	2,000,000	—
Net cash provided by (used in) financing activities	1,250,000	(2,166,951)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,991)	(1,521,504)
Cash and Cash Equivalents:
Beginning of year	3,592,993	5,716,105

End of year	$3,541,002	$4,194,601

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$1,120,269	$720,237
Cash paid during the period for income taxes	$352,500	$68,600

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Three Months Ended March 31, 2012

(unaudited)

	Common stock			Accumulated
	Shares	Amount	Paid-in capital	deficit	Total
Balance at January 1, 2012	8,919,990	$89,200	$31,473,597	$4,574,243	$36,137,040
Net income	—	—	—	175,852	175,852

Balance at March 31, 2012	8,919,990	$89,200	31,473,597	4,750,095	$36,312,892

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

March 31, 2012

(unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2011.

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

Currently, we estimate that approximately 38% of Great Lakes’ connecting passenger traffic utilizes the United code share product line and approximately 21% of Great Lakes’ connecting passenger traffic utilizes the Frontier code share product line.

Approximately 42.4% and 47.9% of the Company’s total revenue during the three-month periods ended March 31, 2012 and 2011, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program for federal fiscal years 2011 through 2014. Federal fiscal year 2014 ends on September 30, 2015.

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights.

As May 10, 2012, the Company served 47 airports, of which 34 locations receive EAS subsidy, in 14 states with a fleet of six Embraer EMB-120 Brasilia and 28 Raytheon/Beechcraft 1900D regional airliners. The Company currently operates hubs at Albuquerque, NM, Denver, CO, Las Vegas, NV, Los Angeles, CA, Minneapolis, MN and Phoenix, AZ.

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

The Company has subsequently drawn down $7.5 million on the revolving credit facility. The draws are secured by accounts receivable, parts inventory and spare engines. The Company also was required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

The Company’s mandatory contractual principal and interest obligations for the next 12 months will be approximately $7.4 million. In addition to the mandatory contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows, on September 30 of each year beginning September 30, 2012, as determined in the Credit Agreement.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which relates to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this pronouncement for its fiscal year beginning January 1, 2012. This pronouncement did not have a material effect on the Company’s consolidated financial statements.

2. Accounting for Maintenance Deposits

The Company is required to make maintenance deposit payments for two of its Embraer EMB-120 Brasilia leased aircraft to the lessor. These maintenance deposits are refunded if and when the Company performs specified maintenance activities. At March 31, 2012 and December 31, 2011, the Company had maintenance deposits of approximately $1.9 million and $1.7 million respectively. These maintenance deposits are accounted for in accordance with ASC subtopic 840-10, whereby the deposits are capitalized until such time as the maintenance event occurs, or the Company determines it is no longer probable that an amount on deposit with its lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. The Company has evaluated the maintenance deposits on account and determined that, based on historical and forecasted usage of the aircraft and the ability to perform maintenance to meet the requirements of receiving reimbursement for the deposits on account, that all amounts on deposit are probable of being returned as a result of the maintenance expected to be performed on the aircraft’s components prior to the leased aircraft’s lease expiration. The Company will continue to evaluate its maintenance deposit account as the leases progress towards lease expiration in April 2013, and make the determination if any existing or future maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

3. Share-Based Compensation

The Great Lakes Aviation, Ltd. 1993 Incentive Stock Option Plan and Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan both expired in 2003 and, therefore, no new options may be granted under either of these stock option plans. The Company has not established any new stock option plans for which it may grant stock options.

The Company did not realize any tax deductions related to the exercise of stock options during the three-month periods ended March 31, 2012 and March 31, 2011. The Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2012 and March 31, 2011, was $91,163 and $205,875 respectively.

4. Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	March 31,
	2012	2011
Numerator:
Net Income (loss)	$$175,852	$($577,406)
Denominator:
Weighted average shares outstanding, basic	8,919,990	14,291,970
Dilutive effect of employee stock options	108,197	—

Weighted average shares outstanding, diluted	9,028,187	14,291,970

Net income (loss) per share, basic	$0.02	$(0.04)
Net income (loss) per share, diluted	$0.02	$(0.04)

For the three-month period ended March 31, 2012 no outstanding options were excluded from the calculation of net income per diluted common share as the exercise prices of all such options were lower than the average market price of common stock for the period. For the three-month period ended March 31, 2011, 147,054 stock options were excluded from the calculation of net loss per diluted common share as the exercise of all such options during a period when the Company has generated a loss was antidilutive to the Company’s loss per share.

5. Accrued Liabilities

Accrued liabilities consisted of the following balances at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Accrued expenses	$16,178	$25,178
Unearned revenue	2,485,238	1,703,358
Accrued property taxes	181,096	226,318
Accrued interest	389,434	373,719
Accrued payroll	2,143,530	2,118,748

Total accrued liabilities	$5,215,476	$4,447,321

6. Long-Term Debt

The following table sets forth, as of March 31, 2012 and December 31, 2011, the carrying amount of the Company’s long-term debt and the current maturities of long term debt. The carrying amount of the debt includes the principal payments contractually required under the debt agreements:

	March 31,	December 31,
	2012	2011
Long-term debt:
GB/Crystal Term Loan - principal	$23,250,000	$24,000,000
GB/Crystal Revolving Loan- principal	7,473,333	5,473,333

Total long-term debt	30,723,333	29,473,333
Less:
GB/Crystal Term Loan - principal	(3,125,000)	(3,000,000)

Total current portion	(3,125,000)	(3,000,000)

Total long-term portion	$27,598,333	$26,473,333

On November 16, 2011, the Company entered into a new financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which the Company may borrow up to $10 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%.

As of March 31, 2012, $7.5 million was outstanding under the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

7. Related Parties

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for these leases were $7,125 for each of the three months ending March 31, 2012 and 2011, respectively. As of March 31, 2012, Mr. Douglas Voss controlled 4,160,247 shares of common stock of the Company, representing approximately 46.6% of the Company’s outstanding common stock.

8. Income Taxes

The Company’s annual effective income tax rate is estimated to be 41.39% for 2012. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income. Prior to 2004, the Company reported significant cumulative losses and generated substantial net operating loss carryforwards. From 2007 through the current period, the Company utilized a portion of these carryforwards to offset taxable income.

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

All of the Company’s debt is comprised of variable rate debt (see Note 6). There is not an active market for the Company’s notes. Based on the proximity of when the Company entered into its long-term debt to March 31, 2012 and the variable rate nature of the long-term debt, the carrying value of long-term debt approximates its fair value at March 31, 2012. The fair value of the long-term debt is a Level 3 measurement and takes into consideration inputs that include the future expected cash flows, the probability of early redemption, the probability of default on the part of the Company including overall creditworthiness, the interest rate of the debt and the prevailing interest rate in the market for similar financial instruments.

10. Subsequent Event

We evaluated events after March 31, 2012, through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

We are a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United or United Airlines) and Frontier Airlines, Inc. (Frontier or Frontier Airlines). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. As of May 10, 2012, we served 47 airports in 14 states with a fleet of six Embraer EMB-120 Brasilias and 28 Raytheon/Beech 1900D regional airliners.

Essential Air Service (“EAS”) Program

We derived approximately 42% of our total revenue from the EAS program in the three-month period ending March 31, 2012, which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the EAS program for federal fiscal years 2011 through 2014. Federal fiscal year 2014 ends on September 30, 2015. The FAA Modernization and Reform Act of 2012 reaffirmed the Congressional commitment to the continuance of the Essential Air Service program.

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

As of May 10, 2012, we served 34 EAS communities on a subsidized basis.

EAS Program Activity Subsequent to January 1, 2012

On February 1, 2012, March 11, 2012 and March 17, 2012, we initiated service to our Minneapolis hub from Pierre, SD (non-EAS subsidized), Ironwood, MI, and Jamestown, ND and Williston, ND (non-EAS subsidized), respectively.

On April 2, 2012 we commenced service from Watertown, SD to Minneapolis, MN and on April 11th we initiated service from Fort Dodge, IA and Mason City, IA to Minneapolis, MN.

On April 4, 2012 we discontinued EAS service to Garden City, KS and transitioned this service to another carrier.

On May 17, 2012 we will initiate service from Thief River Falls, MN to our Minneapolis hub.

We have also been selected to provide EAS service from Minneapolis, MN to Iron Mountain, MI, Brainerd, MN, International Falls, MN, and Rhinelander, WI. Commencement dates for initial service to these communities is yet to be determined.

Financial Highlights

We had operating revenue of $31.4 million for the three-month period ending March 31, 2012, a 5.6 percent increase compared to operating revenue of $29.7 million for the three-month period ending March 31, 2011. We realized a $3.0 million increase in passenger revenue and an $0.9 million decrease in public service revenue compared to the prior year period. Additionally, we realized a $0.4 million decrease in other revenue, which was principally attributable to the termination of ground handling services provided to other carriers in certain destinations where both Great Lakes and the other carriers provided scheduled air service.

We had operating income of $1.6 million for the three-month period ending March 31, 2012, compared to an operating loss of $0.7 million for the three-month period ending March 31, 2011. The $2.2 million increase in operating income is attributable to a $1.7 million increase in operating revenue and a $0.5 million decrease in operating expenses despite our fuel expense increasing by $0.8 million.

We had net income of $0.2 million for the three-month period ending March 31, 2012, compared to net loss of $0.6 million for the three-month period ending March 31, 2011. The increase in net income is primarily a result of a $1.7 million increase in operating revenues and, partially offset by fuel expense increasing by $0.8 million and interest expense increasing $0.9 million.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following table sets forth certain financial information regarding our results of operations for the three months ended March 31, 2012 and 2011.

Statement of Income (Loss) Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012				2011
	Amount (in thousands)	Cents per ASM		% Increase (Decrease) from 2011	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$17,926	18.8	¢	20.1%	$14,930	16.1	¢
Public service	13,287	13.9		(6.7)	14,235	15.3
Freight, charter and other	145	0.2		(72.4)	526	0.6

Total operating revenues	31,358	32.8		5.6	29,691	32.0

Operating expenses:
Salaries, wages, and benefits	8,084	8.5		1.9	7,934	8.5
Aircraft fuel	10,159	10.6		7.9	9,411	10.1
Aircraft maintenance, materials and repairs	2,815	2.9		(33.3)	4,220	4.5
Depreciation and amortization	1,430	1.5		9.4	1,307	1.4
Aircraft rental	155	0.2		(73.0)	574	0.6
Other rentals and landing fees	1,851	1.9		17.2	1,579	1.7
Other operating expenses	5,269	5.5		(0.9)	5,317	5.7

Total operating expenses	29,763	31.2		(1.9)	30,342	32.7

Operating income (loss)	1,595	1.7		345.0	(651)	(0.7)
Interest expense, net	(1,296)	(1.4)		(210.0)	(418)	(0.5)
Income (Loss) before income taxes	299	0.3	¢	128.0%	(1,069)	(1.2	)¢
Income tax benefit	(123)	(0.1)		(125.1)	491	0.5

Net Income (Loss)	$176	0.2	¢	130.4%	$(578)	(0.6	)¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended March 31, 2012 and 2011.

	March 31, 2012		Increase (Decrease) from 2011	March 31, 2011
Selected Operating Data:
Available seat miles (in thousands) (1)	95,492		2.9%	92,808
Revenue passenger miles (in thousands) (2)	40,540		12.5%	36,030
Revenue passengers carried	124,560		7.0%	116,388
Departures flown	18,570		-2.8%	19,114
Passenger load factor (3)	42.5%		9.5%	38.8%
Average yield per revenue passenger mile (4)	44.2	¢	6.8%	41.4	¢
Revenue per available seat miles (5)	32.8	¢	2.5%	32.0	¢
Cost per available seat mile (6)	31.2	¢	-4.6%	32.7	¢
Average passenger fare (7)	$143.91		12.2%	$128.27
Average passenger trip length (miles) (8)	325		4.8%	310
Average cost per gallon of fuel	$3.80		8.6%	$3.50

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Quarter 2012 to First Quarter 2011

Passenger Revenues. Passenger revenues were $17.9 million in the first quarter of 2012, an increase of 20.1% from $14.9 million in the first quarter of 2011. The $3.0 million quarter-over-quarter increase in passenger revenues was primarily attributable to a 7.0% increase in passengers carried during the first quarter of 2012 in combination with a 12.2% increase in average passenger fare. Our ASM capacity for the first quarter of 2012 increased 2.9% from the ASM capacity in the first quarter of 2011 as a result of more miles flown per departure (stage length).

Public Service Revenues. Public service revenues collected through the EAS Program decreased 6.7% to $13.3 million during the first quarter of 2012, as compared to $14.2 million during the first quarter of 2011. The decrease in public service revenue was mostly due to a net decrease in EAS communities served. At March 31, 2012 and March 31, 2011, we served 32 and 39 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues were $0.1 million during the first quarter of 2012, a decrease of 72.4% from the first quarter of 2011. The 72.4% decrease was due to decreases in contract ground handling activity for other carriers serving the same destinations which we serve.

Operating Expenses. Total operating expenses were $29.8 million, or 31.2 cents per ASM, in the first quarter of 2012, as compared to $30.3 million, or 32.7 cents per ASM in the first quarter of 2011.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $8.1 million in the first quarter of 2012, an increase of 1.9% from $7.9 million in the first quarter of 2011. The increase in salaries, wages, and benefits was mostly attributable to the increase of insurance benefit costs.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $10.2 million, or 10.6 cents per ASM, in the first quarter of 2012. In comparison, our aircraft fuel and into-plane expense for the first quarter of 2011 was $9.4 million, or 10.1 cents per ASM. The 7.9% increase in our aircraft fuel expense was attributable to an 8.6% increase in the average cost of fuel per gallon.

The average cost of fuel increased from $3.50 per gallon in the first quarter of 2011 to $3.80 per gallon in the first quarter of 2012. The effect of the $0.30 increase in cost per gallon was an increase in total fuel cost of approximately $0.8 million in the first quarter of 2012, which when coupled with a small decrease in consumption resulted in a net increase of approximately $0.7 million. At rates of consumption for the first quarter of 2012, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $108,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $2.8 million during the first quarter of 2012, which was a 33.3% decrease from $4.2 million during the first quarter of 2011. The decrease was primarily attributable to the termination of our Fleet Management Program (FMP) with Pratt and Whitney Canada Corporation, which expired by its terms on June 30, 2011.

Depreciation and amortization. Depreciation and amortization expense was $1.4 million during the first quarter of 2012 and $1.3 million in the first quarter of 2011. The increase is mainly due to the addition of three Beechcraft 1900D aircraft acquired in the fourth quarter of 2011 and the first quarter of 2012.

Aircraft Rental. Aircraft lease expense was $0.2 million during the first quarter of 2012 compared to $0.6 million during the first quarter of 2011. The decrease was attributable to the return of seven leased Beechcraft 1900D aircraft during 2011.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.9 million during the first quarter of 2012, which was an increase from $1.6 million during the first quarter of 2011. The increase was mainly attributable to service in the Los Angeles and Minneapolis hubs, which was partially offset by a reduction in the number of destinations served on a quarter-over-quarter comparative basis.

Other Operating Expenses. Other operating expenses were $5.3 million, or 5.5 cents per ASM during the first quarter of 2012, which was consistent with the first quarter of 2011.

Interest Expense. Interest expense was $1.3 million during the first quarter of 2012, compared to $0.4 million in the first quarter of 2011. Contractual interest expense, including deferred debt restructuring gains of $0.3 million, was $0.7 million in the first quarter of 2011. The increase is attributable to increased contractual interest on the November 2011 new financing agreement of $0.4 million and $0.2 million of amortization associated with $2.5 million of cost incurred related to the new financing agreement.

Income Tax Expense. For the three months ended March 31, 2012, we recorded income tax expense of $123,079 and for the three months ended March 31, 2011, we recorded an income tax benefit of $491,238. Our estimated effective federal and state income tax rate is 41.39% for the three months ended March 31, 2012. Our effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income.

Seasonality

Seasonal factors, related to weather conditions and changes in passenger demand, generally affect our monthly passenger enplanements. We have historically shown a higher level of passenger enplanements in the May through October period as compared with the November through April period for many of the cities served. These seasonal factors have generally resulted in reduced revenues, lower operating income, and reduced cash flow for us during the November through April period. As a result of such factors, our revenues and earnings have shown a corresponding increase during the May through October period. EAS revenues are generated under subsidy per departure rates established by the DOT and we realize revenue as departures are performed. Inherently, most of our EAS revenues, other than winter weather related cancellations, are not affected by seasonality, but certain EAS markets do receive summer season increased departures which are eligible for subsidy revenue.

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

Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, our obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%.

As of March 31, 2012, we had borrowed $7.5 million on the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. We were also required to pay a closing fee based on the initial facility commitment, and are required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the new financing agreement. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

Expansion to Minneapolis Hub

In December 2011, we commenced service to Devil’s Lake, ND from Minneapolis, MN. In March and April of 2012, we initiated service from Ironwood, MI, Watertown, SD, Fort Dodge, IA, Mason City, IA, and Jamestown, ND into our Minneapolis hub. We will also commence service from Thief River Falls, MN to our Minneapolis hub on May 17, 2012. Service to these communities is subsidized under the EAS program. We have also been awarded an additional four communities under the EAS program which we intend to service from our Minneapolis hub. These communities are: Iron Mountain, MI, Brainerd, MN, International Falls, MN, and Rhinelander, WI. In addition to these EAS communities, we have also established routes to Minneapolis from Pierre, SD (non-EAS subsidized) and Williston, ND (non-EAS subsidized).

In anticipation of servicing these markets, we purchased three Beechcraft 1900D aircraft. Two aircraft were purchased in December 2011, one of which was purchased without engines and was placed into service utilizing two of the Company’s owned spare engines, and the third aircraft was purchased in January 2012. On January 16,

2012 we borrowed an additional $2 million under our revolving credit facility to accommodate our liquidity needs for the purchase of these aircraft. As of March 20, 2012 we have borrowed $7.5 million under our revolving credit facility. We are evaluating our need for additional aircraft to service our expansion effort into our Minneapolis hub. We expect this expansion to generate incremental passenger revenue, public service revenue and net income.

Sources and Uses of Cash. As of March 31, 2012, our cash balance was $3.5 million, a $0.1 million decrease from the cash balance of $3.6 million as of December 31, 2011. We made principal payments on debt of $0.8 million during the first quarter of 2012. At March 31, 2012, we were current on payments due to our lenders and lessors.

Cash Provided by Operating Activities. During the first quarter of 2012, we had positive cash flow from operating activities in the amount of $0.4 million. During the quarter we generated net income of $175,852 and recorded non-cash depreciation and amortization of $1.4 million.

Cash Flows from Investing Activities. During the first quarter of 2012, we invested $1.7 million for the purchase of one Beechcraft 1900D aircraft along with replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first quarter of 2012, we utilized $0.8 million of cash to reduce our outstanding notes payable and long-term debt balances and drew an additional $2.0 million on the available revolving loan for aircraft purchases made in December of 2011 and January of 2012.

As of March 31, 2012, we had working capital of approximately $16.0 million, compared to working capital of $15.1 million, at December 31, 2011.

We believe the cash we expect to generate from operations and our ability to borrow under our revolving credit facility, remains adequate to meet our short-term and long-term liquidity requirements, meet debt service, and fulfill our other cash requirements.

At March 31, 2012, total assets were in excess of total liabilities by $36.3 million.

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

9) our ability to maintain compliance with specified financial and non-financial covenants;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of March 31, 2012, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 34.1% of our operating expenses in the three-month period ending March 31, 2012. At 2012 rates of consumption, a one cent increase or decrease in the per gallon price of fuel would increase or decrease our fuel expense by approximately $108,000 annually.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At March 31, 2012, we have approximately $30.7 million of variable rate debt. Going forward, we could be subject to increased rates of interest on our debt if the 30 day LIBOR rate increases by more than 2.2 percentage points.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

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

During the period covered by this Quarterly Report on Form 10-Q, there were no material developments in any legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 29, 2012.

Item 6. EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: May 10, 2012	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.