Form 10-Q
period 2012-06-30
GREAT LAKES AVIATION LTD
filed 2012-08-10
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, 8,924,990 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	June 30, 2012	December 31, 2011
Assets

Current assets:
Cash	$3,931,314	$3,592,993
Accounts receivable and other receivables	12,706,802	9,945,461
Inventories	8,677,954	7,568,792
Prepaid expenses and other current assets	2,218,054	1,962,959
Deferred income taxes	3,789,530	3,789,530

Total current assets	31,323,654	26,859,735

Property and equipment:
Flight equipment	119,110,215	117,573,486
Other property and equipment	10,051,417	9,766,209
Less accumulated depreciation and amortization	(78,423,094)	(75,696,512)

Total property and equipment	50,738,538	51,643,183

Maintenance deposits	2,057,911	1,718,943
Other assets	3,435,673	3,555,639

Total assets	$87,555,776	$83,777,500

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current maturities of long-term debt	$3,250,000	$3,000,000
Accounts payable	3,556,342	4,301,993
Accrued interest, unearned revenue and other liabilities	5,767,396	4,447,321

Total current liabilities	12,573,738	11,749,314

Long-term debt, net of current maturities	26,723,333	26,473,333
Deferred income taxes	10,407,410	9,417,813

Total liabilities	49,704,481	47,640,460

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.
No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares.
Issued and outstanding: 8,924,990 and 8,919,990 shares	89,250	89,200
Paid-in capital	31,475,109	31,473,597
Accumulated earnings	6,286,936	4,574,243

Total stockholders’ equity	37,851,295	36,137,040

Commitments and contingencies

Total liabilities and stockholders’ equity	$87,555,776	$83,777,500

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Operating Revenues:
Passenger	$21,480,343	$17,744,828	$39,406,083	$32,674,321
Public service	14,534,788	13,247,898	27,821,672	27,483,294
Freight, charter, and other	87,457	223,039	232,234	748,863

Total operating revenues	36,102,588	31,215,765	67,459,989	60,906,478

Operating expenses:
Salaries, wages, and benefits	8,378,358	7,951,310	16,462,072	15,885,428
Aircraft fuel	10,593,129	10,221,355	20,752,263	19,632,046
Aircraft maintenance, materials, and repairs	4,471,544	2,806,254	7,286,511	7,026,407
Depreciation and amortization	1,445,623	1,304,900	2,875,301	2,611,423
Aircraft rental	155,025	573,525	310,050	1,147,050
Other rentals and landing fees	1,824,686	1,678,513	3,675,716	3,257,756
Other operating expenses	5,324,282	5,168,283	10,593,052	10,484,974

Total operating expenses	32,192,647	29,704,140	61,954,965	60,045,084

Operating income	3,909,941	1,511,625	5,505,024	861,394

Other expense:
Interest expense, net of interest income of $783, $45, $1,192 and $1,952, respectively	(1,274,638)	(408,012)	(2,570,790)	(826,425)

Income before income taxes	2,635,303	1,103,613	2,934,234	34,969

Income tax expense	(1,098,462)	(497,061)	(1,221,541)	(5,823)

Net income	$1,536,841	$606,552	$1,712,693	$29,146

Net income per share:
Basic	$0.17	$0.04	$0.19	$0.00
Diluted	$0.17	$0.04	$0.19	$0.00

Weighted average shares outstanding:
Basic	8,922,517	14,291,970	8,921,254	14,291,970
Diluted	9,061,512	14,372,214	9,042,915	14,412,806

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,712,693	$29,146
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,875,301	2,611,423
Loss on items beyond economic repair	113,195	69,691
Amortization of deferred debt restructuring gain	—	(599,945)
Amortization of debt issuance costs	320,669	—
Deferred tax expense (benefit)	989,597	(114,660)
Change in current operating items:
Accounts receivable	(2,761,341)	(1,149,959)
Inventories	(1,109,162)	22,125
Prepaid expenses and other current assets	(575,764)	867,934
Maintenance deposits	(338,968)	(77,456)
Other assets	119,966	(137,534)
Accounts payable	(745,652)	(425,628)
Accrued interest, unearned revenue and other liabilities	1,320,075	559,817
Deferred credits	—	(23,419)

Net cash provided by operating activities	1,920,609	1,631,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(2,083,850)	(644,677)

Net cash flows used in investing activities	(2,083,850)	(644,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(1,500,000)	(3,826,967)
Proceeds from the issuance of debt	2,000,000	—
Proceeds from the issuance of common stock	1,562	—

Net cash provided by (used in) financing activities	501,562	(3,826,967)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	338,321	(2,840,109)

Cash and Cash Equivalents:
Beginning of period	3,592,993	5,716,105

End of period	$3,931,314	$2,875,996

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$2,257,584	$1,428,271

Cash paid during the period for income taxes	$876,682	$69,035

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Six Months Ended June 30, 2012

(unaudited)

	Common stock		Paid-in capital	Accumulated deficit	Total
	Shares	Amount

Balance at January 1, 2012	8,919,990	$89,200	$31,473,597	$4,574,243	$36,137,040

Exercise of stock options	5,000	50	1,512	—	1,562
Net income	—	—	—	1,712,693	1,712,693

Balance at June 30, 2012	8,924,990	$89,250	$31,475,109	$6,286,936	$37,851,295

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

June 30, 2012

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

Business

Great Lakes Aviation, Ltd. (Great Lakes, the Company, we or us) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United or United Airlines) and Frontier Airlines, Inc. (Frontier or Frontier Airlines). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. Terms of the United Airlines agreement provide for code sharing on designated flights to and from the Company’s Denver, CO, Los Angeles, CA and Phoenix, AZ hubs. Terms of the Frontier agreement provide for code sharing on designated flights to and from the Company’s Albuquerque, NM, Denver, CO, Los Angeles, CA, and Phoenix, AZ hubs. The Company’s code share agreements do not have fixed termination dates and are cancellable by either party upon sufficient notice.

Currently, we estimate that approximately 32% of Great Lakes’ connecting passenger traffic utilizes the United code share product line and approximately 21% of Great Lakes’ connecting passenger traffic utilizes the Frontier code share product line.

Approximately 41.2% and 45.1% of the Company’s total revenue during the six-month periods ended June 30, 2012 and 2011, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program for federal fiscal years 2011 through 2014. Federal fiscal year 2014 ends on September 30, 2015.

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights.

At August 10, 2012, the Company served 48 airports, of which 35 locations receive EAS subsidy, in 14 states with a fleet of six Embraer EMB-120 Brasilia and 28 Raytheon/Beechcraft 1900D regional airliners. The Company currently operates hubs at Albuquerque, NM, Denver, CO, Las Vegas, NV, Los Angeles, CA, Minneapolis, MN and Phoenix, AZ.

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

The Company is required to make maintenance deposit payments for two of its Embraer EMB-120 Brasilia leased aircraft to the lessor. These maintenance deposits are refunded if and when the Company performs specified maintenance activities. At June 30, 2012 and December 31, 2011, the Company had maintenance deposits of approximately $2.1 million and $1.7 million respectively. These maintenance deposits are accounted for in accordance with ASC subtopic 840-10, whereby the deposits are capitalized until such time as the maintenance event occurs, or the Company determines it is no longer probable that an amount on deposit with its lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. The Company has evaluated the maintenance deposits on account and determined that, based on historical and forecasted usage of the aircraft and the ability to perform maintenance to meet the requirements of receiving reimbursement for the deposits on account, that all amounts on deposit are probable of being returned as a result of the maintenance expected to be performed on the aircraft’s components prior to the leased aircraft’s lease expiration. The Company will continue to evaluate its maintenance deposit account as the leases progress towards lease expiration in April 2013, and make the determination if any existing or future maintenance deposits should be expensed if it becomes less than probable that the deposits will be returned.

3.	Share-Based Compensation

The Great Lakes Aviation, Ltd. 1993 Incentive Stock Option Plan and Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan both expired in 2003 and, therefore, no new options may be granted under either of these stock option plans. The Company has not established any new stock option plans for which it may grant stock options. The Company did not realize any tax deductions related to the exercise of stock options during the six month periods ended June 30, 2012 and June 30, 2011. The Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2012 and June 30, 2011, was $124,240 and $117,101 respectively.

4.	Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net Income (loss)	$$1,536,841	$$606,552	$$1,712,693	$$29,146
Denominator:
Weighted average shares outstanding, basic	8,922,517	14,291,970	8,921,254	14,291,970
Dilutive effect of employee stock options	138,995	80,244	121,661	120,836

Weighted average shares outstanding, diluted	9,061,512	14,372,214	9,042,915	14,412,806

Net income per share, basic	$0.17	$0.04	$0.19	$0.00
Net income per share, diluted	$0.17	$0.04	$0.19	$0.00

For the three and six month periods ended June 30, 2011 and June 30, 2012 no outstanding options were excluded from the calculation of net income per diluted common share as the exercise prices of all such options were lower than the average market price of common stock for the period.

5.	Accrued Liabilities

Accrued liabilities consisted of the following balances at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Accrued expenses	$10,087	$25,178
Unearned revenue	2,901,990	1,703,358
Accrued property taxes	336,042	226,318
Accrued interest	367,164	373,719
Accrued payroll	2,152,113	2,118,748

Total accrued liabilities	$5,767,396	$4,447,321

6.	Long-Term Debt

The following table sets forth, as of June 30, 2012 and December 31, 2011, the carrying amount of the Company’s long-term debt and the current maturities of long term debt. The carrying amount of the debt includes the principal payments contractually required under the debt agreements:

	June 30, 2012	December 31, 2011
Long-term debt:
GB/Crystal Term Loan - principal	$22,500,000	$24,000,000
GB/Crystal Revolving Loan- principal	7,473,333	5,473,333

Total long-term debt	29,973,333	29,473,333

Less:
GB/Crystal Term Loan - principal	(3,250,000)	(3,000,000)

Total current portion	(3,250,000)	(3,000,000)

Total long-term portion	$26,723,333	$26,473,333

On November 16, 2011, the Company entered into a new financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which the Company may borrow up to $10 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%. Voluntary prepayments of the term loan are subject to prepayment penalties ranging from 4% prior to the first anniversary of the loan and declining in increments of 1% at each anniversary of the loan thereafter. As of June 30, 2012, $22.5 million was outstanding under the term loan. The term loan is set to mature on November 16, 2015 at which time the outstanding principal balance due, exclusive of any mandatory or voluntary prepayments, is scheduled to be $10.1 million.

As of June 30, 2012, $7.5 million was outstanding under the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The revolving loan credit facility is set to mature on November 16, 2015 at which time any outstanding principal balance will be due.

7.	Related Parties

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for these leases were $14,250 for each of the six months ending June 30, 2012 and 2011, respectively. As of June 30, 2012, Mr. Voss controlled 4,160,247 shares of common stock of the Company, representing approximately 46.6% of the Company’s outstanding common stock.

8.	Income Taxes

The Company’s annual effective income tax rate is estimated to be 41.6% for 2012. The Company’s effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income. Prior to 2004, the Company reported significant cumulative losses and generated substantial net operating loss carryforwards. From 2007 through the current period, the Company utilized a portion of these carryforwards to offset taxable income.

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

All of the Company’s debt is comprised of variable rate debt (see Note 6). There is not an active market for the Company’s notes. Based on the proximity of when the Company entered into its long-term debt to June 30, 2012 and the variable rate nature of the long-term debt, the carrying value of long-term debt approximates its fair value at June 30, 2012. The fair value of the long-term debt is a Level 3 measurement and takes into consideration inputs that include the future expected cash flows, the probability of early redemption, the probability of default on the part of the Company including overall creditworthiness, the interest rate of the debt and the prevailing interest rate in the market for similar financial instruments.

10.	Subsequent Event

We evaluated events after June 30, 2012, through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

We are a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United or United Airlines) and Frontier Airlines, Inc. (Frontier or Frontier Airlines). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. As of August 10, 2012, we served 48 airports in 14 states with a fleet of six Embraer EMB-120 Brasilias and 28 Raytheon/Beech 1900D regional airliners.

Essential Air Service (“EAS”) Program

We derived approximately 41% of our total revenue from the EAS program in the six month period ending June 30, 2012, which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the EAS program for federal fiscal years 2011 through 2014. Federal fiscal year 2014 ends on September 30, 2015. The FAA Modernization and Reform Act of 2012 reaffirmed the Congressional commitment to the continuance of the Essential Air Service program. The EAS program does require a portion of the funding through annual Congressional appropriations.

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

As of August 10, 2012, we served 35 EAS communities on a subsidized basis.

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

On May 17, 2012 we initiated service from Thief River Falls, MN to our Minneapolis hub.

Financial Highlights

We had operating revenue of $67.5 million for the six-month period ending June 30, 2012, a 10.8 percent increase compared to operating revenue of $60.9 million for the six-month period ending June 30, 2011. We realized a $6.7 million increase in passenger revenue and an $0.3 million increase in public service revenue compared to the prior year period. Additionally, we realized a $0.5 million decrease in other revenue, which was principally attributable to the termination of ground handling services provided to other carriers in certain destinations where both Great Lakes and the other carriers provided scheduled air service.

We had operating income of $5.5 million for the six-month period ending June 30, 2012, compared to a operating income of $0.9 million for the six-month period ending June 30, 2011. The $4.6 million increase in operating income is attributable to a $6.6 million increase in operating revenue and a $1.9 million increase in operating expenses including fuel expense increasing by $1.2 million.

We had net income of $1.7 million for the six-month period ending June 30, 2012, compared to net income of $29,146 for the six-month period ending June 30, 2011. The increase in net income is primarily a result of a $6.6 million increase in operating revenues, partially offset by operating expense increasing by $1.9 million, interest expense increasing $1.7 million and income tax expense increasing $1.2 million.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

The following table sets forth certain financial information regarding our results of operations for the three months ended June 30, 2012 and 2011.

Statement of Income Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30,
	2012				2011
	Amount (in thousands)	Cents per ASM		% Increase (Decrease) from 2011	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$21,480	21.2	¢	21.0%	$17,745	19.2	¢
Public service	14,535	14.4		9.7	13,248	14.3
Freight, charter and other	88	0.1		(60.5)	223	0.2

Total operating revenues	36,103	35.7		15.7	31,216	33.8

Operating expenses:
Salaries, wages, and benefits	8,378	8.3		5.4	7,951	8.6
Aircraft fuel	10,593	10.5		3.6	10,221	11.1
Aircraft maintenance, materials and repairs	4,472	4.4		59.4	2,806	3.0
Depreciation and amortization	1,446	1.4		10.8	1,305	1.4
Aircraft rental	155	0.2		(73.0)	574	0.6
Other rentals and landing fees	1,825	1.8		8.7	1,679	1.8
Other operating expenses	5,324	5.3		3.0	5,168	5.6

Total operating expenses	32,193	31.8		8.4	29,704	32.1

Operating income	3,910	3.9		158.6	1,512	1.6

Interest expense, net	(1,275)	(1.3)		212.5	(408)	(0.4)

Income before income taxes	2,635	2.6	¢	138.7%	1,104	1.2	¢

Income tax expense	(1,098)	(1.1)		120.9	(497)	(0.5)

Net Income	$1,537	1.5	¢	153.2%	$607	0.7	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended June 30, 2012 and 2011.

	June 30, 2012		Increase (Decrease) from 2011	June 30, 2011
Selected Operating Data:
Available seat miles (in thousands) (1)	101,123		9.4%	92,422
Revenue passenger miles (in thousands) (2)	44,937		9.8%	40,928
Revenue passengers carried	141,147		6.8%	132,167
Departures flown	20,036		7.7%	18,609
Passenger load factor (3)	44.4%		0.2%	44.3%
Average yield per revenue passenger mile (4)	47.8	¢	10.1%	43.4	¢
Revenue per available seat miles (5)	35.7	¢	5.6%	33.8	¢
Cost per available seat mile (6)	31.8	¢	-0.9%	32.1	¢
Average passenger fare (7)	$152.18		13.3%	$134.26
Average passenger trip length (miles) (8)	318		-0.3%	319
Average cost per gallon of fuel	$3.75		-3.4%	$3.88

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Second Quarter 2012 to Second Quarter 2011

Passenger Revenues. Passenger revenues were $21.5 million in the second quarter of 2012, an increase of 21.0% from $17.7 million in the second quarter of 2011. The $3.7 million quarter-over-quarter increase in passenger revenues was primarily attributable to a 6.8% increase in passengers carried during the second quarter of 2012 in combination with a 13.3% increase in average passenger fare. Our ASM capacity for the second quarter of 2012 increased 9.4% from the ASM capacity in the second quarter of 2011 as a result of more miles flown per departure (stage length) and more departures flown.

Public Service Revenues. Public service revenues collected through the EAS Program increased 9.7% to $14.5 million during the second quarter of 2012, as compared to $13.2 million during the second quarter of 2011. The increase in public service revenue was mostly due to a net increase in EAS communities served. At June 30, 2012 and June 30, 2011, we served 35 and 29 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues were $0.1 million during the second quarter of 2012, a decrease of 60.5% from the second quarter of 2011. The 60.5% decrease was due to decreases in contract ground handling activity for other carriers serving the same destinations which we serve.

Operating Expenses. Total operating expenses were $32.2 million, or 31.8 cents per ASM, in the second quarter of 2012, as compared to $29.7 million, or 32.1 cents per ASM in the second quarter of 2011.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $8.4 million in the second quarter of 2012, an increase of 5.4% from $8.0 million in the second quarter of 2011. The increase in salaries, wages, and benefits was mostly attributable to the increase of ground support employees for new markets, partially offset by a reduction in cost of benefits.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $10.6 million, or 10.5 cents per ASM, in the second quarter of 2012. In comparison, our aircraft fuel and into-plane expense for the second quarter of 2011 was $10.2 million, or 11.1 cents per ASM. The 3.69% increase in our aircraft fuel expense was attributable to a 9.4% increase in the ASMs, partially offset by a reduction in the average cost of fuel per gallon.

The average cost of fuel decreased from $3.88 per gallon in the second quarter of 2011 to $3.75 per gallon in the second quarter of 2012. The effect of the $0.13 decrease in cost per gallon was a decrease in total fuel cost of approximately $0.4 million in the second quarter of 2012, which when coupled with the increase in consumption resulted in a net increase of approximately $0.4 million.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $4.5 million during the second quarter of 2012, which was a 59.4% increase from $2.8 million during the second quarter of 2011. The increase was primarily attributable to increased parts expense partially associated with an increased number of scheduled airframe inspections during 2012. These were partially offset by reduced engine overhaul expense due to the termination of our Fleet Management Program (FMP) with Pratt and Whitney Canada Corporation, which expired by its terms on June 30, 2011.

Depreciation and amortization. Depreciation and amortization expense was $1.4 million during the second quarter of 2012 and $1.3 million in the second quarter of 2011. The increase is mainly due to the addition of three Beechcraft 1900D aircraft acquired in the fourth quarter of 2011 and the first quarter of 2012.

Aircraft Rental. Aircraft lease expense was $0.2 million during the second quarter of 2012 compared to $0.6 million during the second quarter of 2011. The decrease was attributable to the return of seven leased Beechcraft 1900D aircraft during 2011.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.8 million during the second quarter of 2012, which was an increase from $1.7 million during the second quarter of 2011. The increase was mainly attributable to incremental destinations served.

Other Operating Expenses. Other operating expenses were $5.3 million, or 5.3 cents per ASM during the second quarter of 2012, compared to $5.2 million, or 5.6 cents per ASM during the second quarter of 2011.

Interest Expense. Interest expense was $1.3 million during the second quarter of 2012, compared to $0.4 million in the second quarter of 2011. Contractual interest expense, including deferred debt restructuring gains of $0.3 million, was $0.7 million in the second quarter of 2011. The increase is attributable to increased contractual interest under the November 2011 financing agreement of $1.1 million and $0.2 million of amortization associated with $2.5 million of costs incurred related to the new financing agreement.

Income Tax Expense. For the three months ended June 30, 2012, we recorded income tax expense of $1,098,462 and for the three months ended June 30, 2011, we recorded an income tax benefit of $497,061. Our estimated effective federal and state income tax rate is 41.6% for the three months ended June 30, 2012. Our effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

The following table sets forth certain financial information regarding our results of operations for the six months ended June 30, 2012 and 2011.

Statement of Income Data

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2012				2011
	Amount (in thousands)	Cents per ASM		% Increase (Decrease) from 2011	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$39,406	20.0	¢	20.6%	$32,674	17.6	¢
Public service	27,822	14.2		1.2	27,483	14.8
Freight, charter and other	232	0.1		(69.0)	749	0.4

Total operating revenues	67,460	34.3		10.8	60,906	32.9

Operating expenses:
Salaries, wages, and benefits	16,462	8.4		3.6	15,885	8.6
Aircraft fuel	20,752	10.6		5.7	19,632	10.6
Aircraft maintenance, materials and repairs	7,287	3.7		3.7	7,026	3.8
Depreciation and amortization	2,875	1.5		10.1	2,612	1.4
Aircraft rental	310	0.2		(73.0)	1,147	0.6
Other rentals and landing fees	3,676	1.9		12.8	3,258	1.8
Other operating expenses	10,593	5.4		1.0	10,485	5.7

Total operating expenses	61,955	31.5		3.2	60,045	32.4

Operating income	5,505	2.8		539.4	861	0.5
Interest expense, net	(2,571)	(1.3)		211.3	(826)	(0.4)

Income before income taxes	2,934	1.5	¢	8,282.9%	35	0.0	¢
Income tax expense	(1,221)	(0.6)		20,250.0	(6)	0.0

Net Income	$1,713	0.9	¢	5,806.9%	$29	0.0	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the six months ended June 30, 2012 and 2011.

	June 30, 2012		Increase (Decrease) from 2011	June 30, 2011
Selected Operating Data:
Available seat miles (in thousands) (1)	196,614		6.1%	185,230
Revenue passenger miles (in thousands) (2)	85,476		11.1%	76,958
Revenue passengers carried	265,707		6.9%	248,555
Departures flown	38,606		2.3%	37,723
Passenger load factor (3)	43.5%		4.8%	41.5%
Average yield per revenue passenger mile (4)	46.1	¢	8.5%	42.5	¢
Revenue per available seat miles (5)	34.3	¢	4.3%	32.9	¢
Cost per available seat mile (6)	31.5	¢	-2.8%	32.4	¢
Average passenger fare (7)	$148.31		12.8%	$131.46
Average passenger trip length (miles) (8)	322		2.2%	315
Average cost per gallon of fuel	$3.77		2.2%	$3.69

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(5)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Six Months 2012 to First Six Months 2011

Passenger Revenues. Passenger revenues were $39.4 million in the first six months of 2012, an increase of 20.6% from $32.7 million in the six months of 2011. The $6.7 million period-over-period increase in passenger revenues was primarily attributable to an 6.9% increase in passengers carried during the six months of 2012 in combination with a 12.8% increase in average passenger fare. Our ASM capacity for the first six months of 2012 increased 6.1% from the ASM capacity in the first six months of 2011 as a result of more miles flown per departure (stage length) and more departures flown.

Public Service Revenues. Public service revenues collected through the EAS Program increased 1.2% to $27.8 million during the first six months of 2012, as compared to $27.5 million during the first six months of 2011. The increase in public service revenue was mostly due to a net increase in EAS communities served. At June 30, 2012 and June 30, 2011, we served 35 and 29 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues were $0.2 million during the first six months of 2012, a decrease of 69.0% from the first six months of 2011. The 69.0% decrease was due to decreases in contract ground handling activity for other carriers serving the same destinations which we serve.

Operating Expenses. Total operating expenses were $62.0 million, or 31.5 cents per ASM, in the first six months of 2012, as compared to $60.0 million, or 32.4 cents per ASM in the first six months of 2011.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $16.5 million in the first six months of 2012, an increase of 3.6% from $15.9 million in the first six months of 2011. The increase in salaries, wages, and benefits was mostly attributable to the increase of ground support employees for new markets along with increases in the cost of benefits.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $20.8 million, or 10.6 cents per ASM, in the first six months of 2012. In comparison, our aircraft fuel and into-plane expense for the first six months of 2011 was $19.6 million, or 10.6 cents per ASM. The 5.7% increase in our aircraft fuel expense was attributable to a 6.1% increase in the ASMs, along with the increase in the average cost of fuel per gallon.

The average cost of fuel increased from $3.69 per gallon in the first six months of 2011 to $3.77 per gallon in the first six months of 2012. The effect of the $0.08 increase in cost per gallon was an increase in total fuel cost of approximately $0.4 million in the first six months of 2012, which when coupled with an increase in consumption resulted in a net increase of approximately $1.1 million. At rates of consumption for the first six months of 2012, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $109,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $7.3 million during the first six months of 2012, which was a 3.7% increase from $7.0 million during the first six months of 2011. The increase was primarily attributable to increased parts expense partially associated to an increased number of scheduled airframe inspections during 2012. These were partially offset by reduced engine overhaul expense due to the termination of our Fleet Management Program (FMP) with Pratt and Whitney Canada Corporation, which expired by its terms on June 30, 2011.

Depreciation and amortization. Depreciation and amortization expense was $2.9 million during the first six months of 2012 and $2.6 million in the first six months of 2011. The increase is mainly due to the addition of three Beechcraft 1900D aircraft acquired in the fourth quarter of 2011 and the first quarter of 2012.

Aircraft Rental. Aircraft lease expense was $0.3 million during the first six months of 2012 compared to $1.1 million during the first six months of 2011. The decrease was attributable to the return of seven leased Beechcraft 1900D aircraft during 2011.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $3.7 million during the first six months of 2012, which was an increase from $3.3 million during the first six months of 2011. The increase was mainly attributable to incremental destinations served.

Other Operating Expenses. Other operating expenses were $10.6 million, or 5.4 cents per ASM during the first six months of 2012, compared to the first six months of 2011 of $10.5 million, or 5.7 cents per ASM.

Interest Expense. Interest expense was $2.6 million during the first six months of 2012, compared to $0.8 million in the first six months of 2011. Interest expense, included deferred debt restructuring gains of $0.6 million in the first six months of 2011. The increase is attributable to increased contractual interest on the November 2011 financing agreement of $2.3 million and $0.3 million of amortization associated with $2.5 million of cost incurred related to the new financing agreement.

Income Tax Expense. For the six months ended June 30, 2012, we recorded income tax expense of $1,221,541 and for the six months ended June 30, 2011, we recorded an income tax expense of $5,823. Our estimated effective federal and state income tax rate is 41.63% for the six months ended June 30, 2012. Our effective tax rate includes non-deductible permanent tax differences that comprise a significant percentage of projected annual pre-tax income.

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

Liquidity, Financing and Capital Resources

As of June 30, 2012, working capital totaled $18.7 million and our current ratio was 2.49:1, compared to working capital at December 31, 2011, of $15.1 million and a current ratio of 2.29:1.

We have historically used debt to finance the purchase of our aircraft. On November 16, 2011, we entered into a new financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”) at which time we borrowed a total of $29.5 million. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which we may borrow up to $10 million for a total of $34 million of available financing. As of June 30, 2012, the term loan has an outstanding principal balance of $22.5 million and we have borrowed $7.5 million under the revolving credit facility. The term loan is set to mature on November 16, 2015 at which time the outstanding principal balance due, exclusive of any mandatory or voluntary prepayments, is scheduled to be $10.1 million.

Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, our obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%.

As of June 30, 2012, we had borrowed $7.5 million on the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The revolving loan credit facility is set to mature on November 16, 2015 at which time any outstanding principal balance will be due.

We believe the cash we expect to generate from operations and our ability to borrow under our revolving credit facility, remains adequate to meet our short-term and long-term liquidity requirements, meet debt service, and fulfill our other cash requirements.

Sources and Uses of Cash. As of June 30, 2012, our cash balance was $3.9 million, a $0.3 million increase from the cash balance of $3.6 million as of December 31, 2011. We made principal payments on debt of $1.5 million during the first six months of 2012. At June 30, 2012, we were current on payments due to our lenders and lessors.

Cash Provided by Operating Activities. During the first six months of 2012, we had positive cash flow from operating activities in the amount of $1.9 million. During the six months we generated net income of $1.7 million and recorded non-cash depreciation and amortization of $2.9 million.

Cash Flows from Investing Activities. During the first six months of 2012, we invested $2.1 million for the purchase of one Beechcraft 1900D aircraft along with replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first six months of 2012, we utilized $1.5 million of cash to reduce our outstanding notes payable and long-term debt balances and drew an additional $2.0 million on the available revolving loan for aircraft purchases made in December of 2011 and January of 2012. Net proceeds attributable to the exercise of common stock options granted under the1993 Director Stock Option Plan was $1,562.

At June 30, 2012, total assets were in excess of total liabilities by $37.9 million.

Expansion to Minneapolis Hub

In December 2011, we commenced service to Devil’s Lake, ND from Minneapolis, MN. In March and April of 2012, we initiated service from Ironwood, MI, Watertown, SD, Fort Dodge, IA, Mason City, IA, and Jamestown, ND into our Minneapolis hub. In May we initiated service from Thief River Falls, MN to our Minneapolis hub. Service to these communities is subsidized under the EAS program. In addition to these EAS communities, we have also established non-EAS subsidized routes to Minneapolis from Pierre, SD and Williston, ND.

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of June 30, 2012, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 33.5% of our operating expenses in the six-month period ending June 30, 2012. At rates of consumption for the first six months of 2012, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $109,000 annually.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At June 30, 2012, we have approximately $30.0 million of variable rate debt. Going forward, we could be subject to increased rates of interest on our debt if the 30 day LIBOR rate increases by more than 2.2 percentage points.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

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

GREAT LAKES AVIATION, LTD.

Dated: August 10, 2012		By: /s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.