Form 10-Q
period 2012-09-30
GREAT LAKES AVIATION LTD
filed 2012-11-14
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, 8,924,990 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash	$8,387,076	$3,592,993
Accounts receivable and other receivables	11,384,762	9,945,461
Inventories	9,389,706	7,568,792
Prepaid expenses and other current assets	1,958,341	1,962,959
Deferred income taxes	3,789,530	3,789,530

Total current assets	34,909,415	26,859,735

Property and equipment:
Flight equipment	119,790,290	117,573,486
Other property and equipment	10,370,738	9,766,209
Less accumulated depreciation and amortization	(79,755,414)	(75,696,512)

Total property and equipment	50,405,614	51,643,183

Maintenance deposits	2,197,545	1,718,943
Other assets	3,451,074	3,555,639

Total assets	$90,963,648	$83,777,500

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$5,475,000	$3,000,000
Accounts payable	5,251,131	4,301,993
Accrued interest, unearned revenue and other liabilities	4,922,037	4,447,321

Total current liabilities	15,648,168	11,749,314

Long-term debt, net of current maturities	23,748,333	26,473,333
Deferred income taxes	11,548,549	9,417,813

Total liabilities	50,945,050	47,640,460

Preferred stock; $ 0.01 par value; Authorized: 25,000,000 shares.
No shares issued or outstanding	—	—
Common stock; $0 .01 par value; Authorized: 50,000,000 shares.
Issued and outstanding: 8,924,990 and 8,919,990 shares	89,250	89,200
Paid-in capital	31,475,109	31,473,597
Retained earnings	8,454,239	4,574,243

Total stockholders’ equity	40,018,598	36,137,040
Commitments and contingencies

Total liabilities and stockholders’ equity	$90,963,648	$83,777,500

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues:
Passenger	$21,899,769	$20,276,476	$61,305,852	$52,950,797
Public service	15,338,356	12,377,725	43,160,028	39,861,019
Freight, charter, and other	100,873	118,664	333,107	867,527

Total operating revenues	37,338,998	32,772,865	104,798,987	93,679,343

Operating expenses:
Salaries, wages, and benefits	8,783,851	7,995,072	25,245,923	23,880,510
Aircraft fuel	10,829,616	9,999,196	31,581,879	29,631,242
Aircraft maintenance, materials, and repairs	4,462,125	3,135,924	11,748,636	10,164,331
Depreciation and amortization	1,459,258	1,302,171	4,334,559	3,913,594
Aircraft rental	155,025	506,317	465,075	1,653,367
Other rentals and landing fees	1,465,077	1,075,863	5,140,793	4,333,619
Other operating expenses	5,383,780	4,820,897	15,976,832	15,303,861

Total operating expenses	32,538,732	28,835,440	94,493,697	88,880,524

Operating income	4,800,266	3,937,425	10,305,290	4,798,819

Other expense:
Interest expense, net of interest income of $ 725, $1,997, $1,917 and $ 3,948, respectively	(1,256,960)	(724,040)	(3,827,750)	(1,550,465)

Income before income taxes	3,543,306	3,213,385	6,477,540	3,248,354

Income tax expense	(1,376,003)	(1,390,184)	(2,597,544)	(1,396,007)

Net income	$2,167,303	$1,823,201	$3,879,996	$1,852,347

Net income per share:
Basic	$0 .24	$0 .13	$0.43	$0.13
Diluted	$0 .24	$0 .13	$0.43	$0.13

W eighted average shares outstanding:
Basic	8,924,990	14,291,970	8,922,508	14,291,970
Diluted	9,074,701	14,384,679	9,049,548	14,409,195

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,879,996	$1,852,347
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,334,559	3,913,594
Loss on items beyond economic repair	208,958	115,749
Amortization of deferred debt restructuring gain	—	(599,945)
Amortization of debt issuance costs	427,559	—
Deferred tax expense (benefit)	2,130,736	1,220,306
Change in current operating items:
Accounts receivable	(1,439,301)	(800,591)
Inventories	(1,820,914)	(757,166)
Prepaid expenses and other current assets	(422,941)	836,851
Maintenance deposits	(478,602)	(180,694)
Other assets	104,565	(123,618)
Accounts payable	949,138	(580,625)
Accrued interest, unearned revenue and other liabilities	474,715	200,545
Deferred credits	—	(35,127)

Net cash provided by operating activities	8,348,468	5,061,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(3,305,947)	(920,061)

Net cash flows used in investing activities	(3,305,947)	(920,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(2,250,000)	(5,515,800)
Proceeds from the issuance of debt	2,000,000	—
Proceeds from the issuance of common stock	1,562	—

Net cash used in financing activities	(248,438)	(5,515,800)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,794,083	(1,374,235)

Cash and Cash Equivalents:
Beginning of period	3,592,993	5,716,105

End of period	$8,387,076	$4,341,870

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$3,400,679	$2,154,152

Cash paid during the period for income taxes	$1,130,859	$103,576

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Nine Months Ended September 30, 2012

(unaudited)

	Common stock			Retained
	Shares	Amount	Paid-in capital	earnings	Total
Balance at January 1, 2012	8,919,990	$89,200	$31,473,597	$4,574,243	$36,137,040
Exercise of stock options	5,000	50	1,512	—	1,562
Net income	—	—	—	3,879,996	3,879,996

Balance at September 30, 2012	8,924,990	$89,250	$31,475,109	$8,454,239	$40,018,598

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

September 30, 2012

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

Currently, we estimate that approximately 32% of Great Lakes’ connecting passenger traffic utilizes the United code share product line and approximately 23% of Great Lakes’ connecting passenger traffic utilizes the Frontier code share product line.

Approximately 41.2% and 42.6% of the Company’s total revenue during the nine-month periods ended September 30, 2012 and 2011, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program for federal fiscal years 2011 through 2014. Federal fiscal year 2014 ends on September 30, 2015. The EAS program does require a portion of the funding through annual Congressional appropriations.

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights.

At November 9, 2012, the Company served 47 airports, of which 34 locations receive EAS subsidy, in 14 states with a fleet of six Embraer EMB-120 Brasilia and 28 Raytheon/Beechcraft 1900D regional airliners. The Company currently operates hubs at Albuquerque, NM, Denver, CO, Las Vegas, NV, Los Angeles, CA, Minneapolis, MN and Phoenix, AZ.

Liquidity

The Company has historically used debt to finance the purchase of its aircraft. On November 16, 2011, the Company entered into a financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”). Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which the Company may borrow up to $10 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft.

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

The Company’s scheduled contractual principal and interest obligations for the next 12 months will be approximately $7.1 million. In addition to the scheduled contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows (as such are defined in the Credit Agreement), on September 30 of each year beginning September 30, 2012. The Company is required to prepay an amount equal to 50% of such excess cash flow for the nine–month period ending September 30, 2012 and for each subsequent twelve-month period thereafter. Under the terms of the Credit Agreement, the first excess cash flow payment was due no later than November 14, 2012. The excess cash flow payments are to be applied to reduce the outstanding principal balance of the term loan. The Company has made an excess cash flow payment of $2.1 million as of November 14, 2012, thereby reducing the outstanding principal balance of the term loan from $21.8 million as of September 30, 2012, to $19.7 million.

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

2.	Accounting for Maintenance Rent

The Company leases two of its Embraer EMB-120 Brasilia aircraft and, in addition to the base rent, is required to pay supplemental rent (“Maintenance Rent”) based upon flight hours or cycles flown. Under the terms of the leases the lessor will reimburse the Company for performing specified maintenance activities. This Maintenance Rent is accounted for as a maintenance deposit in accordance with ASC subtopic 840-10, whereby the amount of the rent is capitalized and treated as a deposit against future maintenance expense until: (i) such time as a defined maintenance event is performed and a reimbursement is received, or (ii) the Company determines it is no longer probable that all or a portion of the deposit will be refunded as a reimbursement of the costs of a maintenance activity. At September 30, 2012 and December 31, 2011, the Company had maintenance deposits of approximately $2.2 million and $1.7 million, respectively.

The Company will record the related expense at the time the maintenance is performed or when the maintenance deposit is no longer deemed probable of being realized. The maintenance events necessary to utilize the full amount of the $2.2 million deposit have not yet been performed. The Company has evaluated the maintenance deposits and determined that, based on historical and forecasted usage of the aircraft and the ability to perform the maintenance defined in the leases, all amounts on deposit are probable of being reimbursed as a result of the maintenance expected to be performed on the aircraft’s components prior to lease expiration. The Company will continue to evaluate this account and its ability to perform the required maintenance as the leases progress towards their expiration in January and April of 2013. The Company is currently evaluating its expected need for these two leased aircraft. It is in discussions with the lessor that involve several different scenarios for the aircraft. The result of this evaluation and of the discussions with the lessor may have a substantial impact on the eventual treatment and disposition of these deposits.

3.	Share-Based Compensation

The Great Lakes Aviation, Ltd. 1993 Incentive Stock Option Plan and Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan both expired in 2003 and, therefore, no new options may be granted under either of these stock option plans. The Company has not established any new stock option plans for which it may grant stock options. The Company did not realize any tax deductions related to the exercise of stock options during the nine month periods ended September 30, 2012 and September 30, 2011. The Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2012 and September 30, 2011, was $139,297 and $108,929 respectively.

4.	Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net Income (loss)	$2,167,303	$1,823,201	$3,879,996	$1,852,347
Denominator:
Weighted average shares outstanding, basic	8,924,990	14,291,970	8,922,508	14,291,970
Dilutive effect of employee stock options	149,711	92,709	127,040	117,225

Weighted average shares outstanding, diluted	9,074,701	14,384,679	9,049,548	14,409,195

Net income per share, basic	$0.24	$0.13	$0.43	$0.13
Net income per share, diluted	$0.24	$0.13	$0.43	$0.13

For the three and nine month periods ended September 30, 2011 and September 30, 2012 no outstanding options were excluded from the calculation of net income per diluted common share as the exercise prices of all such options were lower than the average market price of common stock for the period.

5.	Accrued Liabilities

Accrued liabilities consisted of the following balances at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Accrued expenses	$19,587	$25,178
Unearned revenue	2,234,264	1,703,358
Accrued property taxes	209,015	226,318
Accrued interest	321,341	373,719
Accrued payroll	2,137,830	2,118,748

Total accrued liabilities	$4,922,037	$4,447,321

6.	Long-Term Debt

The following table sets forth, as of September 30, 2012 and December 31, 2011, the carrying amount of the Company’s long-term debt and the current maturities of long term debt. The carrying amount of the debt consists of the principal payments contractually required under the debt agreements:

	September 30,	December 31,
	2012	2011
Long-term debt:
GB/Crystal Term Loan - principal	$21,750,000	$24,000,000
GB/Crystal Revolving Loan- principal	7,473,333	5,473,333

Total long-term debt	29,223,333	29,473,333

Less:
GB/Crystal Term Loan - principal	(5,475,000)	(3,000,000)

Total current portion	(5,475,000)	(3,000,000)

Total long-term portion	$23,748,333	$26,473,333

On November 16, 2011, the Company entered into a new financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which the Company may borrow up to $10 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%. Voluntary prepayments of the term loan are subject to prepayment penalties ranging from 4% prior to the first anniversary of the loan and declining in increments of 1% at each anniversary of the loan thereafter. As of September 30, 2012, $21.8 million was outstanding under the term loan. In addition to the scheduled contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows (as defined in the Credit Agreement), as measured on September 30 of each year beginning September 30, 2012. The Company is required to prepay an amount equal to 50% of such excess cash flow for the nine–month period ending September 30, 2012, and each subsequent twelve-month period thereafter. The excess cash flow payments are to be applied to reduce the outstanding principal balance of the term loan. The first excess cash flow payment was due no later than November 14, 2012. Subsequent to September 30, 2012, the Company made an excess cash flow payment of $2.1 million, reducing the outstanding principal balance of the term loan. The $2.1 million excess cash flow payment is reflected in the current portion of long-term debt as of September 30, 2012.

The term loan is set to mature on November 16, 2015 at which time the outstanding principal balance due, after applying the $2.1 million excess cash flow payment made in November of 2012, is scheduled to be $8.0 million.

As of September 30, 2012, $7.5 million was outstanding under the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The revolving loan credit facility is set to mature on November 16, 2015 at which time any outstanding principal balance will be due.

The following table summarizes our long-term debt obligations as of September 30, 2012:

	2013	2014-2015	2016-2017	After 2017	Total
Long-term debt - contractual
Term loan facility (1)	$5,475,000	$8,250,000	$8,025,000	$—	$21,750,000
Revolving credit facility	—	—	7,473,333	—	7,473,333
Contractual interest
Term loan facility	2,924,333	4,034,360	162,395	—	7,121,088
Revolving credit facility	821,215	1,642,433	105,746	—	2,569,394

Total debt	9,220,548	13,926,793	15,766,474	—	38,913,815

(1)	Includes the $2.1 million excess cash flow payment made in November 2012.

7.	Related Parties

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for these leases were $21,375 for each of the nine months ending September 30, 2012 and 2011, respectively. As of September 30, 2012, Mr. Voss controlled 4,160,247 shares of common stock of the Company, representing approximately 46.6% of the Company’s outstanding common stock.

8.	Income Taxes

The Company’s annual effective income tax rate is estimated to be 40.1% for 2012. The Company’s effective tax rate includes non-deductible permanent tax differences. Prior to 2004, the Company reported significant cumulative losses and generated substantial net operating loss carryforwards. From 2007 through the current period, the Company utilized a portion of these carryforwards to offset taxable income.

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

All of the Company’s debt is comprised of variable rate debt (see Note 6). Because there is not an active market for the Company’s notes, and the Company is unable to determine an appropriate discount rate to use in estimating the fair value of this obligation or the probability of early redemption, it is not practical to estimate the fair value of the debt.

10.	Subsequent Event

We evaluated events after September 30, 2012, through the date the financial statements were issued, and we have determined that any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

We are a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United or United Airlines) and Frontier Airlines, Inc. (Frontier or Frontier Airlines). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. As of November 9, 2012, we served 47 airports in 14 states with a fleet of six Embraer EMB-120 Brasilias and 28 Raytheon/Beech 1900D regional airliners.

Essential Air Service (“EAS”) Program

We derived approximately 41% of our total revenue from the EAS program in the nine month period ending September 30, 2012, which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

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

As of November 9, 2012, we served 34 EAS communities on a subsidized basis.

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

On May 17, 2012 we initiated service from Thief River Falls, MN to our Minneapolis hub.

On November 4, 2012 we discontinued EAS service to Laramie, WY and transitioned this service to another carrier.

Financial Highlights

We had operating revenue of $104.8 million for the nine-month period ending September 30, 2012, a 11.9 percent increase compared to operating revenue of $93.7 million for the nine-month period ending September 30, 2011. We realized a $8.4 million increase in passenger revenue and an $3.3 million increase in public service revenue compared to the prior year period. Additionally, we realized a $0.5 million decrease in other revenue, which was principally attributable to the termination of ground handling services provided to other carriers in certain destinations where both Great Lakes and the other carriers provided scheduled air service.

We had operating income of $10.3 million for the nine-month period ending September 30, 2012, compared to an operating income of $4.8 million for the nine-month period ending September 30, 2011. The $5.5 million increase in operating income is attributable to a $11.1 million increase in operating revenue partially offset by a $5.6 million increase in operating expenses including fuel expense increasing by $2.0 million.

We had net income of $3.9 million for the nine-month period ending September 30, 2012, compared to net income of $1.9 million for the nine-month period ending September 30, 2011. The increase in net income is primarily a result of a $11.1 million increase in operating revenue, partially offset by operating expense increasing by $5.6 million, interest expense increasing $2.3 million and income tax expense increasing $1.2 million.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

The following table sets forth certain financial information regarding our results of operations for the three months ended September 30, 2012 and 2011.

Statement of Income Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30,
	2012				2011
	Amount (in thousands)	Cents per ASM		% Increase (Decrease) from 2011	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$21,900	21.1	¢	8.0%	$20,276	21.4	¢
Public service	15,338	14.8		23.9	12,378	13.1
Freight, charter and other	101	0.1		(15.1)	119	0.1

Total operating revenues	37,339	35.9		13.9	32,773	34.6

Operating expenses:
Salaries, wages, and benefits	8,784	8.5		9.9	7,995	8.4
Aircraft fuel	10,830	10.4		8.3	9,999	10.5
Aircraft maintenance, materials and repairs	4,462	4.3		42.3	3,136	3.3
Depreciation and amortization	1,459	1.4		12.1	1,302	1.4
Aircraft rental	155	0.1		(69.4)	506	0.5
Other rentals and landing fees	1,465	1.4		36.2	1,076	1.1
Other operating expenses	5,384	5.2		11.7	4,821	5.1

Total operating expenses	32,539	31.3		12.8	28,835	30.4

Operating income	4,800	4.6		21.9	3,938	4.2

Interest expense, net	(1,257)	(1.2)		73.6	(724)	(0.8)

Income before income taxes	3,543	3.4	¢	10.2%	3,214	3.4	¢

Income tax expense	(1,376)	(1.3)		(1.0)	(1,390)	(1.5)

Net Income	$2,167	2.1	¢	18.8%	$1,824	1.9	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended September 30, 2012 and 2011.

	September 30, 2012		Increase (Decrease) from 2011	September 30, 2011
Selected Operating Data:
Available seat miles (in thousands) (1)	103,883		9.6%	94,827
Revenue passenger miles (in thousands) (2)	45,813		3.1%	44,430
Revenue passengers carried	147,828		2.6%	144,030
Departures flown	20,952		9.3%	19,175
Passenger load factor (3)	44.1%		-6.0%	46.9%
Average yield per revenue passenger mile (4)	47.8	¢	4.8%	45.6	¢
Revenue per available seat miles (5)	35.9	¢	3.8%	34.6	¢
Cost per available seat mile (6)	31.3	¢	3.0%	30.4	¢
Average passenger fare (7)	$148.14		5.2%	$140.78
Average passenger trip length (miles) (8)	310		0.6%	308
Average cost per gallon of fuel	$3.77		0.5%	$3.75

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Third Quarter 2012 to Third Quarter 2011

Passenger Revenues. Passenger revenues were $21.9 million in the third quarter of 2012, an increase of 8.0% from $20.3 million in the third quarter of 2011. The $1.6 million quarter-over-quarter increase in passenger revenues was primarily attributable to a 2.6% increase in enplanements during the third quarter of 2012 in combination with a 5.2% increase in average passenger fare. Our ASM capacity for the third quarter of 2012 increased 9.6% from the ASM capacity in the third quarter of 2011 as a result of more miles flown per departure (stage length) and more departures flown.

Public Service Revenues. Public service revenues collected through the EAS Program increased 23.9% to $15.3 million during the third quarter of 2012, as compared to $12.4 million during the third quarter of 2011. The increase in public service revenue was mostly due to a net increase in EAS communities served. At September 30, 2012 and September 30, 2011, we served 35 and 29 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues were $0.1 million during the third quarter of 2012, which was consistent with $0.1 million during the third quarter of 2011.

Operating Expenses. Total operating expenses were $32.5 million, or 31.3 cents per ASM, in the third quarter of 2012, as compared to $28.8 million, or 30.4 cents per ASM in the third quarter of 2011.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $8.8 million in the third quarter of 2012, an increase of 9.9% from $8.0 million in the third quarter of 2011. The increase in salaries, wages, and benefits was mostly attributable to the increase of ground support employees for new markets, along with an increase in the cost of benefits.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $10.8 million, or 10.4 cents per ASM, in the third quarter of 2012. In comparison, our aircraft fuel and into-plane expense for the third quarter of 2011 was $10.0 million, or 10.5 cents per ASM. The 8.3% increase in our aircraft fuel expense was attributable to a 9.6% increase in the ASMs, along with an increase in the average cost of fuel per gallon.

The average cost of fuel increased from $3.75 per gallon in the third quarter of 2011 to $3.77 per gallon in the third quarter of 2012. The effect of the $0.02 increase in cost per gallon was an increase in total fuel cost of approximately $0.05 million in the third quarter of 2012, which when coupled with the increase in consumption resulted in a net increase of approximately $0.8 million.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $4.5 million during the third quarter of 2012, which was a 42.3% increase from $3.1 million during the third quarter of 2011. The increase was primarily attributable to increased engine overhaul expense.

Depreciation and amortization. Depreciation and amortization expense was $1.5 million during the third quarter of 2012 and $1.3 million in the third quarter of 2011. The increase is mainly due to the addition of three Beechcraft 1900D aircraft acquired in the fourth quarter of 2011 and the first quarter of 2012.

Aircraft Rental. Aircraft lease expense was $0.2 million during the third quarter of 2012 compared to $0.5 million during the third quarter of 2011. The decrease was attributable to the return of seven leased Beechcraft 1900D aircraft during 2011.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.5 million during the third quarter of 2012, which was an increase from $1.1 million during the third quarter of 2011. The increase was mainly attributable to incremental destinations served.

Other Operating Expenses. Other operating expenses were $5.4 million, or 5.2 cents per ASM during the third quarter of 2012, compared to $4.8 million, or 5.1 cents per ASM during the third quarter of 2011.

Interest Expense. Interest expense was $1.3 million during the third quarter of 2012, compared to $0.7 million in the third quarter of 2011. Contractual interest expense was $0.7 million in the third quarter of 2011. The increase is attributable to increased contractual interest under the November 2011 financing agreement of $1.1 million and $0.2 million of amortization associated with $2.5 million of costs incurred related to the new financing agreement.

Income Tax Expense. For the three months ended September 30, 2012, we recorded income tax expense of $1.4 million and for the three months ended September 30, 2011, we recorded an income tax expense of $1.4 million. Our effective federal and state income tax rate is 38.8% for the three months ended September 30, 2012. Our effective tax rate includes non-deductible permanent tax differences.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

The following table sets forth certain financial information regarding our results of operations for the nine months ended September 30, 2012 and 2011.

Statement of Income Data

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2012				2011
	Amount (in thousands)	Cents per ASM		% Increase (Decrease) from 2011	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$61,306	20.4	¢	15.8%	$52,951	18.9	¢
Public service	43,160	14.4		8.3	39,861	14.2
Freight, charter and other	333	0.1		(61.6)	868	0.3

Total operating revenues	104,799	34.9		11.9	93,680	33.5

Operating expenses:
Salaries, wages, and benefits	25,246	8.4		5.7	23,881	8.5
Aircraft fuel	31,582	10.5		6.6	29,631	10.6
Aircraft maintenance, materials and repairs	11,749	3.9		15.6	10,164	3.6
Depreciation and amortization	4,334	1.4		10.7	3,914	1.4
Aircraft rental	465	0.2		(71.9)	1,653	0.6
Other rentals and landing fees	5,141	1.7		18.6	4,334	1.5
Other operating expenses	15,977	5.3		4.4	15,304	5.5

Total operating expenses	94,494	31.4		6.3	88,881	31.7

Operating income	10,305	3.4		114.7	4,799	1.7
Interest expense, net	(3,828)	(1.3)		146.8	(1,551)	(0.6)

Income before income taxes	6,477	2.2	¢	99.4%	3,248	1.2	¢
Income tax expense	(2,597)	(0.9)		86.0	(1,396)	(0.5)

Net Income	$3,880	1.3	¢	109.5%	$1,852	0.7	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the nine months ended September 30, 2012 and 2011.

	September 30, 2012		Increase (Decrease) from 2011	September 30, 2011
Selected Operating Data:
Available seat miles (in thousands) (1)	300,497		7.3%	280,057
Revenue passenger miles (in thousands) (2)	131,290		8.2%	121,387
Revenue passengers carried	413,535		5.3%	392,585
Departures flown	59,558		4.7%	56,898
Passenger load factor (3)	43.7%		0.9%	43.3%
Average yield per revenue passenger mile (4)	46.7	¢	7.1%	43.6	¢
Revenue per available seat miles (5)	34.9	¢	4.2%	33.5	¢
Cost per available seat mile (6)	31.4	¢	-0.9%	31.7	¢
Average passenger fare (7)	$148.25		9.9%	$134.88
Average passenger trip length (miles) (8)	317		2.6%	309
Average cost per gallon of fuel	$3.77		1.6%	$3.71

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Nine Months 2012 to First Nine Months 2011

Passenger Revenues. Passenger revenues were $61.3 million in the first nine months of 2012, an increase of 15.8% from $53.0 million in the first nine months of 2011. The $8.3 million period-over-period increase in passenger revenues was primarily attributable to a 5.3% increase in enplanements during the nine months of 2012 in combination with a 9.9% increase in average passenger fare. Our ASM capacity for the first nine months of 2012 increased 7.3% from the ASM capacity in the first nine months of 2011 as a result of more miles flown per departure (stage length) and more departures flown.

Public Service Revenues. Public service revenues collected through the EAS Program increased 8.3% to $43.2 million during the first nine months of 2012, as compared to $39.9 million during the first nine months of 2011. The increase in public service revenue was mostly due to a net increase in EAS communities served. At September 30, 2012 and September 30, 2011, we served 35 and 29 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues were $0.3 million during the first nine months of 2012, a decrease of 61.6% from the first nine months of 2011. The 61.6% decrease was due to decreases in contract ground handling activity for other carriers serving the same destinations which we serve.

Operating Expenses. Total operating expenses were $94.5 million, or 31.4 cents per ASM, in the first nine months of 2012, as compared to $88.9 million, or 31.7 cents per ASM in the first nine months of 2011.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $25.2 million in the first nine months of 2012, an increase of 5.7% from $23.9 million in the first nine months of 2011. The increase in salaries, wages, and benefits was mostly attributable to the increase of ground support employees for new markets along with increases in the cost of benefits.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $31.6 million, or 10.5 cents per ASM, in the first nine months of 2012. In comparison, our aircraft fuel and into-plane expense for the first nine months of 2011 was $29.6 million, or 10.6 cents per ASM. The 6.6% increase in our aircraft fuel expense was attributable to a 7.3% increase in the ASMs, along with the increase in the average cost of fuel per gallon.

The average cost of fuel increased from $3.71 per gallon in the first nine months of 2011 to $3.77 per gallon in the first nine months of 2012. The effect of the $0.06 increase in cost per gallon was an increase in total fuel cost of approximately $0.5 million in the first nine months of 2012, which when coupled with an increase in consumption resulted in a net increase of approximately $2.0 million. At rates of consumption for the first nine months of 2012, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $114,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $11.7 million during the first nine months of 2012, which was a 15.6% increase from $10.2 million during the first nine months of 2011. The increase was primarily attributable to increased parts expense partially associated to an increased number of scheduled airframe inspections during 2012. These were partially offset by reduced engine overhaul expense due to the termination of our Fleet Management Program (FMP) with Pratt and Whitney Canada Corporation, which expired by its terms on June 30, 2011.

Depreciation and amortization. Depreciation and amortization expense was $4.3 million during the first nine months of 2012 and $3.9 million in the first nine months of 2011. The increase is mainly due to the addition of three Beechcraft 1900D aircraft acquired in the fourth quarter of 2011 and the first quarter of 2012.

Aircraft Rental. Aircraft lease expense was $0.5 million during the first nine months of 2012 compared to $1.7 million during the first nine months of 2011. The decrease was attributable to the return of seven leased Beechcraft 1900D aircraft during 2011.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $5.1 million during the first nine months of 2012, which was an increase from $0.8 million during the first nine months of 2011. The increase was mainly attributable to incremental destinations served.

Other Operating Expenses. Other operating expenses were $16.0 million, or 5.3 cents per ASM during the first nine months of 2012, compared to the first nine months of 2011 of $15.3 million, or 5.5 cents per ASM.

Interest Expense. Interest expense was $3.8 million during the first nine months of 2012, compared to $1.6 million in the first nine months of 2011. Interest expense included deferred debt restructuring gains of $0.6 million in the first nine months of 2011. The increase is also attributable to increased contractual interest on the November 2011 financing agreement of $1.8 million and $0.5 million of amortization associated with $2.5 million of cost incurred related to the new financing agreement.

Income Tax Expense. For the nine months ended September 30, 2012, we recorded income tax expense of $2.6 million and for the nine months ended September 30, 2011, we recorded an income tax expense of $1.4 million. Our effective federal and state income tax rate is 40.1% for the nine months ended September 30, 2012. Our effective tax rate includes non-deductible permanent tax differences.

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

Liquidity, Financing and Capital Resources

As of September 30, 2012, working capital totaled $19.3 million and our current ratio was 2.23:1, compared to working capital at December 31, 2011, of $15.1 million and a current ratio of 2.29:1.

We have historically used debt to finance the purchase of our aircraft. On November 16, 2011, we entered into a new financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”) at which time we borrowed a total of $29.5 million. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which we may borrow up to $10 million for a total of $34 million of available financing. As of September 30, 2012, the term loan had an outstanding principal balance of $21.8 million and we had borrowed $7.5 million under the revolving credit facility.

In addition to the mandatory contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows (as defined in the Credit Agreement), on September 30 of each year beginning September 30, 2012. The Company is required to prepay an amount equal to 50% of this excess cash flow for the nine–month period ending September 30, 2012, and for each subsequent twelve-month period thereafter. The excess cash flow payments are to be applied to reduce the outstanding principal balance of the term loan. The first excess cash flow payment was due no later than November 14, 2012, and the Company made a payment of $2.1 million in November 2012, thereby reducing the outstanding principal balance of the term loan from $21.8 million as of September 30, 2012, to $19.7 million as of November 14, 2012. The term loan is set to mature on November 16, 2015 at which time the outstanding principal balance due, exclusive of any future excess cash flow or voluntary prepayments, is scheduled to be $8.0 million.

Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, our obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%.

As of September 30, 2012, we had borrowed $7.5 million on the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The revolving loan credit facility is set to mature on November 16, 2015 at which time any outstanding principal balance will be due.

We believe the cash we expect to generate from operations and our ability to borrow under our revolving credit facility remains adequate to meet our short-term and long-term liquidity requirements, meet debt service, and fulfill our other cash requirements.

Sources and Uses of Cash. As of September 30, 2012, our cash balance was $8.4 million, a $4.8 million increase from the cash balance of $3.6 million as of December 31, 2011. We made principal payments on term debt of $2.3 million during the first nine months of 2012.

Cash Provided by Operating Activities. During the first nine months of 2012, we had positive cash flow from operating activities in the amount of $8.4 million. During the nine months we generated net income of $3.9 million and recorded non-cash depreciation and amortization of $4.3 million.

Cash Flows from Investing Activities. During the first nine months of 2012, we invested $3.3 million for the purchase of one Beechcraft 1900D aircraft along with replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first nine months of 2012, we utilized $2.3 million of cash to reduce our outstanding notes payable and long-term debt balances and drew an additional $2.0 million on the available revolving loan for aircraft purchases made in December of 2011 and January of 2012.

The Company has made an excess cash flow payment in November of 2012 of $2.1 million, thereby reducing the outstanding principal balance of the term loan from $21.8 million as of September 30, 2012, to $19.7 million as of November 14, 2012.

Net proceeds attributable to the exercise of common stock options granted under the 1993 Director Stock Option Plan was $1,562.

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of September 30, 2012, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 33.4% of our operating expenses in the nine-month period ending September 30, 2012. At rates of consumption for the first nine months of 2012, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $114,000 annually.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At September 30, 2012, we had approximately $29.3 million of variable rate debt. At November 14, 2012 we have further reduced our variable rate debt to $27.2 million as a result of making an excess cash flow payment of $2.1 million. Going forward, we could be subject to increased rates of interest on our debt if the 30 day LIBOR rate increases by more than 2.2 percentage points.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

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

GREAT LAKES AVIATION, LTD.

Dated: November 14, 2012	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.