Form 10-K
period 2012-12-31
GREAT LAKES AVIATION LTD
filed 2013-03-26
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of registrant’s most recently completed second fiscal quarter was approximately $5,600.000.

As of March 20, 2013 there were 8,974,990 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREAT LAKES AVIATION, LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

2) the continued funding of the Essential Air Service program and our ability to continue to be awarded future service;

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

We are a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United or United Airlines) and Frontier Airlines, Inc. (Frontier or Frontier Airlines). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. Effective April 1, 2013, we will serve 45 airports in 13 states with a fleet of six Embraer EMB-120 Brasilias and 28 Raytheon/Beech 1900D regional airliners.

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

Essential Air Service (“EAS”) Program

We derived approximately 42% of our total revenue from the EAS program in the year ended December 31, 2012, which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the EAS program for federal fiscal years 2011 through 2014. Federal fiscal year 2014 ends on September 30, 2015. While the FAA Modernization and Reform Act of 2012 reaffirmed the Congressional commitment to the continuance of the Essential Air Service program, a portion of the funding for the EAS program continues to depend on annual Congressional appropriations. Furthermore, the Budget Control Act of 2011, popularly known as “sequestration” legislation mandating across-the-board federal budget cuts, went into effect on March 1, 2013. If, and how this legislation will affect the EAS program and our public service revenue, is unknown at this time.

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

Effective April 1, 2013, we will serve 32 EAS communities on a subsidized basis.

EAS Program Activity

On February 1, 2012, March 11, 2012 and March 17, 2012, we initiated service to our Minneapolis hub from Pierre, SD (non-EAS subsidized), Ironwood, MI, and Jamestown, ND and Williston, ND (non-EAS subsidized).

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

On February 1, 2013 we continued our service to Dickinson, ND on a non-subsidized basis.

On February 12, 2013 the U.S. Department of Transportation terminated the eligibility of Ely, NV under the EAS program effective April 1, 2013. We will operate our last flight to Ely, NV on March 31, 2013 and discontinue operations at our Las Vegas, NV hub at this time.

United Airlines and Frontier Airlines Code Share Relationships

United Airlines. We have operated under ticket revenue proration code share agreements with United Airlines since April 1992. On May 1, 2001, we transitioned from a United Express branded code share agreement to a unique code share agreement that provides United with code share marketable access to all seats on Great Lakes aircraft where the United code share product can provide our mutual customers connecting opportunities and access to all of the benefits of the United product line including convenient baggage transfer and United’s frequent flyer program. The Company and United entered into a new code share agreement on September 1, 2011. Terms of the agreement provide for the Company to continue United Airlines code sharing for destinations the Company services to and from our Denver, Los Angeles and Phoenix, AZ hubs.

Frontier Airlines. On May 3, 2001, we entered into a code share agreement with Frontier, which was implemented July 9, 2001. While the Frontier agreement does not have a fixed termination date, it is terminable 180 days after written notice by either party. The Frontier agreement facilitates additional convenient access to connecting seat inventories and makes available the entire Frontier product line to all Great Lakes communities. The Frontier flight designator code (F9) can be used on Great Lakes’ flights connecting with Frontier’s flights at our Denver, CO, Los Angeles, CA and Phoenix, AZ hubs. Accordingly, certain flights to and from our Denver, Los Angeles and Phoenix hubs carry both the United Airlines and Frontier Airlines flight designator codes and all flights throughout our route system carry the Great Lakes designator code.

During 2012, we estimate that approximately 32% of Great Lakes’ passenger traffic utilized the United code share product line and approximately 23% of Great Lakes’ passenger traffic utilized the Frontier code share product line.

Interline Relationships

Since 1982, Great Lakes has developed and maintained various interline relationships with numerous domestic and international airlines. In recent years, the airline industry has modified its interline ticketing and baggage agreements to move towards electronic processing of interline transactions and related customer services. Great Lakes is committed to being part of the airline industry’s mission to simplify the customer relationship. As a part of this commitment, we have developed electronic ticketing (e-ticket) interline agreements with American Airlines, Delta Airlines, Frontier Airlines, United Airlines and U.S. Airways. We intend to update our remaining paper ticket interline agreements with e-ticket processing procedures.

Markets

Effective April 1, 2013, we will operate 241 weekday flights. Service scheduled to and from our four hubs includes: 126 flights at Denver, 12 flights at Phoenix, 14 flights at Los Angeles (LAX), and 22 flights at Minneapolis. Great Lakes’ route map below illustrates our route map with the effect of discontinuing operations at our Las Vegas, NV hub:

We frequently modify our routes. For a current map of routes being flown, please visit our website at www.flygreatlakes.com.

Marketing

Our services are marketed primarily by means of our internet website, code-share partners’ websites, the Delta.com website, global distributions systems (travel agencies and travel agent websites) and our reservation system’s call center. Our promotional programs emphasize our close affiliation with our code share and interline e-ticket partners and, in particular, the opportunity for our passengers to participate in certain related customer service benefits, such as frequent flyer programs.

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

Charter, Freight and Contract Service

Great Lakes uses its Beechcraft 1900Ds and Embraer Brasilia aircraft to provide charter services to private individuals, corporations and athletic teams. We also carry freight and small packages on most of our scheduled flights and provide contract services for other airlines. Combined revenues from our charter flights, freight and contract services were 0.3%, 0.8%, and 1.5% of our total revenues for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Aircraft

As of March 20, 2013, our fleet consisted of 28 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft.

Beechcraft 1900D Aircraft. The 19 passenger Beechcraft 1900D aircraft are pressurized and weather radar equipped, and offer a 310-mile per hour cruising speed.

Embraer Brasilia Aircraft. The 30-passenger Embraer Brasilia aircraft are pressurized, weather radar equipped, configured with lavatories, staffed with a flight attendant, and offer a 330-mile per hour cruising speed.

A summary of our operating aircraft as of December 31, 2012, 2011 and 2010 is as follows:

	2012		2011		2010
	Beechcraft	Embraer	Beechcraft	Embraer	Beechcraft	Embraer
	1900D	Brasilia	1900D	Brasilia	1900D	Brasilia
Owned	28	6	27	4	25	4
Operating leases	0	0	0	2	7	2

	28	6	27	6	32	6

As of March 20, 2013, the average age of our aircraft was approximately 18 years.

Maintenance

We utilize Federal Aviation Administration (“FAA”) approved FAR part 121 maintenance programs developed by Great Lakes for periodic inspection and maintenance of our aircraft. We have operated and maintained Beechcraft 1900 aircraft since August of 1987 and we have operated and maintained Embraer Brasilia EMB 120 aircraft since June of 1994. We perform inspection and maintenance of our aircraft at our maintenance bases in Cheyenne, WY, Farmington, NM, Fort Dodge, IA and Williston, ND. Select components such as engine gas generators, power sections and avionics repairs and/or overhauls may be contracted with third parties certified to perform such maintenance. Line maintenance is also performed in Denver, CO and Minneapolis, MN. Parts inventories are maintained at these locations to promote the mechanical dispatch reliability of the fleet. We also keep an inventory of spare engines and propellers for our fleet to allow for minimal downtime during major overhauls.

Since 1979, we have operated a FAA certified repair station (CRS), under FAA Federal Aviation Regulation (FAR) part 145. We currently utilize the repair station, located in Cheyenne, WY, to perform overhaul and repair of selected aircraft components for our fleet of Beechcraft 1900D and Embraer Brasilia EMB-120 aircraft.

Fuel

We expect to continue to be able to obtain fuel in quantities sufficient to meet our future requirements. We contract, both through intermediaries and directly with refiners, for the purchase of a significant portion of our aircraft fuel requirements. However, standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, an increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues or subsidies, could have a material adverse impact on our future operating results. During 2012, our average price of fuel, including taxes and into plane service fees, was $3.76 per gallon, as compared to $3.69 in 2011 and $2.83 in 2010. Based on rates of consumption for 2012, a one cent increase or decrease in the per gallon price of fuel would increase or decrease our fuel expense by approximately $113,000 annually.

Liquidity, Financing and Capital Resources

We have historically used debt to finance the purchase of aircraft. On November 16, 2011, we entered into a financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”). Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which we may borrow up to $10 million. This Credit Agreement enabled us to:

•

Make a one-time payment to Raytheon Aircraft Credit Corporation (“Raytheon”) in the amount of $27 million to satisfy $37.2 million of outstanding debt obligations, extinguishing all of our debt obligations to Raytheon;

•	Pay related expenses of $2.5 million, and

•

Obtain, as a part of the transaction, the return of all 5,371,980 shares of Great Lakes common stock previously held by Raytheon. This transaction reduced the issued and outstanding balance of common stock from 14,291,970 shares to 8,919,990 shares at November 2011.

At December 31, 2012, our outstanding principal balance on the term loan was $18.7 million and we had borrowed $7.5 million under the revolving credit facility.

Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, our obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft.

Since we entered into the November 2011 Credit Agreement, a combination of cash generated from operations and additional borrowings of $3.5 million under the revolving credit facility through March 20, 2013, has provided enough liquidity to purchase three Beechcraft 1900D aircraft and two Embraer EMB-120 Brasilia aircraft. Two Beechcraft 1900D aircraft, one of which was purchased without engines, were purchased in December 2011 and the third Beechcraft 1900D aircraft was purchased in January 2012. We leased two Embraer EMB-120 Brasilia aircraft which leases where scheduled to terminate in January of 2013 and April of 2013. In December of 2012, we negotiated the early termination of these lease agreements and the purchase of the two Embraer EMB-120 Brasilia leased aircraft.

For the 12 months ending December 31, 2012, we invested $6.5 million of cash in aircraft, engines, rotable parts and other equipment. Aircraft and aircraft engine acquisitions, consisting of one Beechcraft 1900D, two Embraer EMB-120 Brasilia aircraft and one Embraer EMB-120 Brasilia aircraft engine, represented $3.3 million of the $6.5 million cash investment. We do not expect to acquire additional aircraft or engines in the foreseeable future.

For the year ending December 31, 2012, we incurred $1.4 million of aircraft rental expense of which $0.6 million was related to contractual lease obligations for the two Embraer EMB-120 Brasilia aircraft, $0.1 million was related to accelerated rent payments associated with the termination of the leases and a non-cash expense of $0.7 million was related to maintenance deposits expensed as a result of terminating the leases early. These expenses will be non-recurring going forward. At December 31, 2012 the Company has no aircraft lease obligations.

We had borrowed $7.5 million under the revolving credit facility at December 31, 2012 and borrowed an additional $1.5 million in 2013. The borrowings under the revolving credit facility are secured by accounts receivable, parts inventory and spare engines. As of March 20, 2013, we have borrowed $9.0 million, leaving $1.0 million available under our revolving credit facility.

Mandatory contractual principal and interest obligations for the next 12 months will be approximately $7.1 million. In addition to the mandatory contractual principal and interest obligations, we are required to make principal payments, based on a percentage of excess cash flows, on September 30 of each year beginning September 30, 2012, as determined in the Credit Agreement. In November of 2012, we made an excess cash flow payment in the amount of $2.3 million used to reduce the principal outstanding balance of the term loan. In 2012, we also made principal payments of $5.3 million which reduced the outstanding principal balance of the term loan from $24.0 million at December 31, 2011 to $18.7 million at December 31, 2012.

The term loan and the revolving loan credit facility are set to mature on November 16, 2015 at which time the outstanding principal balance due under the term loan is scheduled to be $7.8 million. If we do not decrease our borrowings under the revolving credit facility between March 31, 2013 and November 16, 2015, an additional $9.0 million under the revolving credit facility will also be due at maturity.

For additional information regarding the EAS Program and Liquidity, Financing and Capital Resources see Item 1A “Risk Factors” and Notes 1 and 5 to the Company’s financial statements included in this Annual Report on Form 10-K.

Employees

At March 20, 2013, the Company had 803 full-time and 361 part-time active employees, as compared to 743 full-time and 325 part-time active employees at March 20, 2012.

The Company’s pilots are represented by the United Transportation Union (“UTU”). The pilot collective bargaining agreement became amendable on September 16, 2010. The Company and the UTU have been engaged in contract mediation under the auspices of the National Mediation Board (“NMB”). In August 2012, both the pilots and the Company asked to be released from mediated bargaining. On March 22, 2013, the NMB proffered arbitration. The parties have 30 days to accept that proffer. If, at the end of the 30 day period both parties have not agreed to arbitrate, then they will be released to exercise self-help.

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

Executive Officers of the Registrant

The following table provides information with respect to the Company’s executive officers as of March 20, 2012.

Name	Age	Title
Douglas G. Voss	58	Chairman of the Board of Directors and President
Charles R. Howell IV	55	Chief Executive Officer
Michael O. Matthews	56	Vice President and Chief Financial Officer
Michael L. Tuinstra	59	Treasurer

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

As a result of the September 11, 2001 terrorist attacks, aviation insurers have significantly increased premiums for all aviation coverage, while dramatically reducing the amount of coverage available for war-risk occurrences. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act (the Stabilization Act) provided U.S. air carriers with the option to purchase certain war-risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available in the private market. We have purchased this coverage from the United States government and anticipate renewing it for as long as the coverage is available. The airline and insurance industries, together with the United States and other governments, are continuing to evaluate both the cost of aviation insurance and options for providing insurance coverage. We anticipate that we will follow industry practices with respect to sources of insurance. We believe our insurance is adequate as to amounts and risks covered. There can be no assurance, however, that the limits of our insurance will be sufficient to cover any catastrophic loss, or that we will be able to renew insurance at commercially reasonable rates.

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

We receive Essential Air Service (“EAS”) revenue as compensation for essential air service provided by us to smaller communities. We received $58.3 million of EAS revenue for the twelve month period ending December 31, 2012, representing approximately 42% of our total operating revenue, compared to $52.4 million of EAS revenue, or approximately 42% of our total operating revenue, for the twelve month period ending December 31, 2011. The total amount of EAS revenue ultimately received by us over an extended period is determined by, among other things, overall funding levels of the EAS program by the U.S. Congress (which could be reduced), competitive bids by other carriers (which could cause us to lose EAS revenue to competitors), and our ability to optimize our schedules. EAS revenue awards generally have a term of two years. The U.S. Department of Transportation, which administers the EAS program, has the right to cancel EAS revenue awards if it deems that the communities served by such arrangements are no longer eligible.

The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program for federal fiscal years 2011 through 2014. Federal fiscal year 2014 ends on September 30, 2015. The FAA Modernization and Reform Act of 2012 reaffirmed the Congressional commitment to the continuance of the Essential Air Service program. However, there can be no assurances that future legislation will be consistent with this current legislation or that Congress will provide appropriated funding for the program at any particular level. Furthermore, the Budget Control Act of 2011, popularly known as “sequestration” legislation mandating across-the- board federal budget cuts, went into effect on March 1, 2013. If, and how this legislation will affect the EAS program and our public service revenue, is unknown at this time. A reduction of EAS revenue could adversely affect our business, financial condition, operating results and cash flows.

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

Our code share agreements with Frontier Airlines and United Airlines do not have a fixed termination date, but are cancellable by either party upon sufficient notice. We estimate that approximately 32% and 23% of our connecting passenger traffic utilizes the United Airline and Frontier Airlines code share product line, respectively. While we are the only carrier serving the majority of the non-hub destinations we serve, we can make no assurances that absent a code share agreement with United Airlines or Frontier Airlines, that passengers wishing to travel to these destinations would either: (i) purchase travel through our interline e-ticketing agreements established with United Airlines, Frontier Airlines, Continental Airlines, Delta Airlines, U.S. Airways and American Airlines or (ii) purchase their travel directly through our own sales channels. Therefore, if the United Airlines or Frontier Airlines code share agreements are terminated, we cannot predict the effect this would have on our future total operating revenue.

An “ownership change” under IRS Section 382 could reduce, eliminate, or defer the utilization of our net operating loss carryforwards.

At December 31, 2012, we had estimated net operating loss carryforwards (“NOLs”) of $20.8 million for federal income tax purposes that expire beginning in 2021 and continuing through 2024. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change”. Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period.

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

Expenditures for fuel and related taxes represent one of the largest costs of operating our business. Our operations depend on the availability of jet fuel supplies, and our results are significantly impacted by changes in jet fuel prices, which have been volatile in the last 36 months. Jet fuel prices increased in 2012 and continue to increase in first quarter of 2013. We do not participate in fuel hedging instruments. Fuel prices could increase dramatically and supplies could be disrupted as a result of many factors outside of our control. Further volatility in jet fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations, financial condition and liquidity.

Any labor disruption by our employees or those of our code share partners would adversely affect our ability to conduct our business.

Our pilots, flight attendants, mechanics and maintenance clerks, and dispatchers are represented by unions. Collectively, these employees represented approximately 34% of our workforce as of December 31, 2012. The collective bargaining agreements became amendable in 2010 for the pilots and 2005 for the mechanics. We entered into a new four year agreement with our flight attendants effective May 17, 2011.

Our pilots are represented by the United Transportation Union (“UTU”). The pilot collective bargaining agreement became amendable on September 16, 2010. The Company and the UTU have been engaged in contract mediation under the auspices of the National Mediation Board (“NMB”). In August 2012, both the pilots and the Company asked to be released from mediated bargaining. On March 22, 2013, the NMB proffered arbitration. The parties have 30 days to accept that proffer. If, at the end of the 30 day period both parties have not agreed to arbitrate, then they will be released to exercise self-help.

If we are unable to reach agreement with any of our unionized work groups when collective bargaining agreements are amendable and the work group is released from bargaining by the NMB, we may be subject to work interruptions and/or stoppages, which could adversely affect our business, financial condition, operating results and cash flows. A labor disruption or labor strike at either of our code share partners could have the same effects.

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

As of March 20, 2013, we operated a fleet of 28 Beechcraft Model 1900D 19-passenger aircraft and 6 Embraer Brasilia Model 120 30-passenger aircraft, neither of which of which are currently in production. These aircraft types continue to receive factory parts, manufacturing and engineering support. We may experience increased maintenance costs as our fleet ages.

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

Our Chairman of the Board and President, Douglas G. Voss, beneficially owns 4,160,247 shares of our outstanding common stock, representing approximately 46.4% of our outstanding shares. As a result, Mr. Voss may be able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions.

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

Aircraft

We currently operate a total of 34 aircraft consisting of 28 19-passenger Beechcraft 1900D aircraft and six 30-passenger Embraer Brasilia aircraft. The average age of our fleet is approximately 18 years. All 34 of our aircraft are owned and pledged as security for our loan agreements with GB Merchant Partners, LLC and Crystal Capital LLC.

Ground Facilities

We lease approximately 94,000 square feet of space for maintenance, operations, and administration in Cheyenne, Wyoming.

On September 1, 2008 we entered into a lease for an approximate 120,000 square foot hangar and aircraft maintenance facility in Farmington, NM. We also lease aircraft maintenance facilities in Williston, ND and Fort Dodge, IA.

On March 31, 2013 we will have leased gate, terminal and ramp facilities at 45 airports where ticketing and passenger loading and unloading are handled by Great Lakes personnel.

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

Our Common Stock is traded under the symbol “GLUX” on the Over-the-Counter Bulletin Board (the “OTCBB”). The following table sets forth the range of high and low sale prices for our Common Stock for each of the fiscal quarters for the past two years as reported on the OTCBB. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

Stock Quotations	High	Low
2012:
First quarter	$1.49	$0.65
Second quarter	1.60	1.10
Third quarter	1.69	1.09
Fourth quarter	2.46	1.15
2011:
First quarter	$1.70	$1.20
Second quarter	1.43	0.35
Third quarter	0.85	0.40
Fourth quarter	0.83	0.50

As of March 20, 2013, we had approximately 293 record holders of our Common Stock.

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

There were no sales of unregistered securities of the Company during the fiscal year ended December 31, 2012.

There are no securities authorized for issuance under equity compensation plans as of December 31, 2012.

Item 6.	SELECTED FINANCIAL AND OPERATING DATA

The following statement of operations and balance sheet data as of, and for each of the years in the five-year period ended December 31, 2012 have been derived from our audited financial statements. The financial statements as of December 31, 2012 and 2011, and for each of the years in the three-year period ended December 31, 2012, and the audit report thereon, are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share and selected operating data)
Statement of Operations Data:
Passenger revenues	$79,008	$70,989	$63,066	$58,737	$75,719
Public service revenues	58,347	52,406	60,398	61,258	39,250
Freight, charter, and other	424	970	1,937	1,849	1,187

Total operating revenues	137,779	124,365	125,401	121,844	116,156

Operating expenses:
Salaries, wages and benefits	34,176	32,118	32,847	31,500	26,834
Aircraft fuel	41,871	38,955	31,374	26,631	38,556
Aircraft maintenance, material, and repairs	16,649	13,368	16,066	16,925	13,774
Depreciation and amortization	5,830	5,236	5,300	5,641	5,606
Aircraft rental	1,418	1,907	2,294	2,066	968
Other rentals and landing fees	7,136	6,046	5,717	6,646	5,162
Other operating expense	21,286	20,411	21,160	20,490	18,411

Total operating expenses	128,366	118,041	114,758	109,899	109,311

Operating income	9,413	6,324	10,643	11,945	6,845

Interest expense, net	(5,008)	(2,618)	(1,910)	(2,160)	(2,336)
Gain on extinguishment of debt and deferred leases		13,697	—	—	—

Income before income taxes	4,405	17,403	8,733	9,785	4,509
Income tax expense	(1,503)	(6,715)	(3,680)	(4,003)	(2,568)

Net income	$2,902	$10,688	$5,053	$5,782	$1,941

Net income per share:
Basic	$0.33	$0.78	$0.35	$0.40	$0.14
Diluted	0.32	0.78	0.35	0.40	0.13

Average number of common shares outstanding:
Basic	8,923	13,630	14,292	14,292	14,237
Diluted	9,060	13,740	14,446	14,442	14,414

	December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share and selected operating data)
Balance Sheet Data:
Working capital	$14,891	$15,110	$(18,778)	$9,647	$3,086
Total assets	84,372	83,778	84,350	84,644	86,217
Long-term debt (including current installments) and long-term debt classified as current	26,173	29,473	43,988	51,779	59,411
Stockholders’ equity	39,061	36,137	28,941	23,887	17,385
Common Stock Issued and Outstanding (1)	8,975	8,920	14,292	14,292	14,292

(1)	On November 16, 2011, Raytheon Aircraft Credit Corporation returned 5,371,980 shares of common stock to the Company. These shares were retired, resulting in our issued and outstanding shares of common stock decreasing from 14,291,970 shares to 8,919,990 shares.

	Year Ended December 31,
	2012		2011		2010		2009		2008
Selected Operating Data (unaudited):
Available seat miles (in thousands) (1)	397,160		370,376		388,162		401,068		360,636
Revenue passenger miles (in thousands) (2)	169,929		162,893		149,131		134,077		154,655
Revenue passengers carried	540,062		519,601		499,439		481,668		569,846
Departures flown	79,699		74,888		82,802		92,517		82,477
Passenger load factor (3)	42.8%		44.0%		38.4%		33.4%		42.9%
Average yield per revenue passenger mile (4)	46.5	¢	43.6	¢	42.3	¢	43.8	¢	49.0	¢
Revenue per available seat mile (5)	34.7	¢	33.6	¢	32.3	¢	30.4	¢	32.2	¢
Operating cost per available seat mile (6)	32.3	¢	31.9	¢	29.6	¢	27.4	¢	30.3	¢
Average passenger fare (7)	$146.29		$136.62		$126.27		$121.94		$132.88
Average passenger trip length (miles) (8)	315		313		299		278		271
Aircraft in service (end of period)	34		34		38		38		34
Destinations served (end of period)	47		44		58		62		59

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seat miles flown by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Operating cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Great Lakes began providing air charter service in 1979, and has provided scheduled passenger service since 1981. We provide scheduled air service to our hubs under the Great Lakes brand. Connecting code share and interline e-ticket products are available to both United and Frontier Airlines at selected hubs. American Airlines, Delta Airlines, Frontier Airlines, United Airlines and U.S. Airways interline e-ticket products are available at all of the hubs which we serve . Effective April 1, 2013, we will provide passenger service to 45 airports in 13 states.

Financial Highlights

We had operating revenue of $137.8 million for the year ending December 31, 2012, a 10.8 percent increase compared to operating revenue of $124.4 million for the year ending December 31, 2011. We realized a $8.0 million increase in passenger revenue and an $5.9 million increase in public service revenue.

We had operating income of $9.4 million for the year ending December 31, 2012, a 48.8 percent increase compared to operating income of $6.3 million for the year ending December 31, 2011. The $3.1 million increase in operating income is attributable to a $13.4 million increase in operating revenue offset by a $10.3 million increase in operating expenses.

We had net income of $2.9 million for the year ending December 31, 2012, compared to net income of $10.7 million for the year ending December 31, 2011. This $7.8 million decrease in net income is primarily a result of a one-time $13.7 million gain on extinguishment of debt in 2011.

Additional Comments Forthcoming

	For the Years Ended December 31,
	2012				2011				2010
		Cents		% Increase		Cents		% Increase		Cents
		per		(decrease)		per		(decrease)		per
	Amount	ASM		from 2011	Amount	ASM		from 2010	Amount	ASM
Operating revenues:
Passenger	$79,008			11.3%	$70,989			12.6%	$63,066
Public service	58,347			11.3	52,406			(13.2)	60,398
Other	424			(56.3)	970			(49.9)	1,937

Total operating revenues	137,779			10.8%	124,365			(0.8)%	125,401

Salaries, wages, and benefits	34,176	8.6	¢	6.4%	32,118	8.7	¢	(2.2)%	32,847	8.5	¢
Aircraft fuel	41,871	10.5		7.5	38,955	10.5		24.2	31,374	8.1
Aircraft maintenance materials and component repairs	16,649	4.2		24.5	13,368	3.6		(16.8)	16,066	4.1
Depreciation and amortization	5,830	1.5		11.3	5,236	1.4		(1.2)	5,300	1.4
Aircraft rental	1,418	0.4		(25.6)	1,907	0.5		(16.9)	2,294	0.6
Other rentals and landing fees	7,136	1.8		18.0	6,046	1.6		5.8	5,717	1.5
Other operating expense	21,286	5.4		4.3	20,411	5.5		(3.5)	21,160	5.5

Total operating expenses	128,366	32.3	¢	8.7%	118,041	31.9	¢	2.9%	114,758	29.7	¢

Operating income	$9,413				$6,324				$10,643

			Increase/			Increase/
			(decrease)			(decrease)
	2012		from 2011	2011		from 2010	2010
Available seat miles (thousands)	397,160		7.2%	370,376		(4.6)%	388,162
Revenue passenger miles (thousands)	169,929		4.3%	162,893		9.2%	149,131
Passenger load factor	42.8%		(2.7)%	44.0%		14.6%	38.4%
Average yield per revenue passenger mile	46.5	¢	6.7%	43.6	¢	3.1%	42.3	¢
Revenue per available seat mile	34.7	¢	3.3%	33.6	¢	4.0%	32.3	¢
Cost per available seat mile	32.3	¢	1.3%	31.9	¢	7.8%	29.6	¢

Comparison of 2012 to 2011

Passenger Revenues. Passenger revenues increased 11.3% from 2011. The increase in passenger revenues was largely due to a 4.3% increase in revenue passenger miles in addition to a 6.7% increase in average yield per revenue passenger mile.

Public Service Revenues. Public service revenues earned through the Essential Air Service program increased 11.3% to $58.3 million in 2012, as compared to $52.4 million in 2011. The increase in public service revenue is primarily attributable to our expansion into our Minneapolis hub, which serves communities requiring higher subsidation, in combination with renewing EAS services in existing markets that required subsidy rate increases. These factors contributed to a net increase of $4.5 million of public service revenue in 2012 as compared to 2011.

Other Revenues. Other revenues decreased 56.3% to $0.4 million in 2012. This decrease was mainly due to a $0.5 million decrease in ground handling services provided to other carriers who served the same locations in which we had ongoing operations.

Operating Expenses. Total operating expenses increased 8.7%, or $10.3 million from the previous year.

Salaries, wages, and benefits increased 8.7% to $34.2 million or 8.6 cents per ASM compared to $32.1 million or 8.7 cents per ASM in 2011, which was primarily attributable to additional employees needed to support the increase in operations served, offset by decreases in health insurance claims in 2012 compared to 2011.

Aircraft fuel expense, in 2012, was $41.9 million, or 10.5 cents per ASM, an increase of $2.9 million compared to 2011. In 2011, aircraft fuel expense was $39.0 million, or 10.5 cents per ASM. The average cost of fuel increased from $3.69 per gallon in 2011 to $3.76 per gallon in 2012. The effect of the $0.07 increase in cost per gallon, along with an increase in consumption, was an increase in total cost of approximately $2.9 million in 2012. At 2012 rates of consumption, a one cent increase or decrease in the price per gallon of fuel will increase or decrease our fuel expense by approximately $113,000 annually.

Aircraft maintenance, materials and component repair expense was $16.6 million, or 4.2 cents per ASM, in 2012, an increase of $3.3 million from 2011. In comparison, our aircraft maintenance, materials, and repairs expense for 2011 was $13.4 million, or 3.6 cents per ASM. The 24.5% increase in 2012 aircraft maintenance expense was primarily attributable to a 6.4% increase in the number of departures and a 7.9% increase in aircraft block hour time. Aircraft maintenance, materials and component expense does not include internal salaries, wages and benefit expenses incurred as a result of employees performing aircraft maintenance.

Depreciation and amortization expense was $5.8 million in 2012 and $5.3 million in 2011. The increase in depreciation is primarily due to addition of flight equipment and other property and equipment purchased.

Aircraft rental expense was $1.4 million in 2012, a decrease of 25.6% compared to $1.9 million in 2011. The decrease resulted mainly from the return of seven Beechcraft model 1900D aircraft leased from Raytheon during the second half of 2011. The $1.4 million of aircraft rental expense in 2012, consisted of $0.6 million of rental expense for two Embraer EMB-120 Brasilia aircraft. In December of 2012 we negotiated the early termination of these lease agreements and the purchase of the two Embraer EMB-120 Brasilia leased aircraft. As result of the early termination of these leases and the acquisition of the aircraft, we incurred an additional $0.1 million of aircraft rental expense related to accelerated rent payments associated with the termination of these leases and a non-cash aircraft rental expense of $0.7 million related to maintenance deposits expensed as a result of terminating the leases early. These expenses will be non-recurring going forward.

Other rentals and landing fees increased 18.0% to $7.1 million in 2012 from $6.0 million in 2011. The increase is mostly attributable to opening of our Minneapolis hub as well as increased rent expense at pre-existing airport locations combined with incremental departures over the prior year.

Other operating expenses increased 4.3% in 2012 to $21.3 million, or 5.4 cents per ASM from $20.4 million or 5.5 cents per ASM in 2011. The increase in other operating expenses is primarily due to increases in pilot training and associated lodging expenses of $0.4 million, communications and utilities of $0.3 million, passenger related expenses of $0.3 million, employee related expenses of $0.2 million and other expenses of $0.2 million. These were offset by decreases for professional fees of $0.2 million, deicing expense of $0.2 million and insurance expense of $0.1 million.

Interest Expense. Interest expense was $5.0 million during 2012, an increase of 91.3% from $2.6 million in 2011. In 2011, we amortized $0.6 million of deferred debt restructuring gains which had the effect of lowering our interest expense from $3.2 million to $2.6 million. The 2012 interest expense increase is attributable to a combination of higher interest rates associated with our long-term debt and the absence of deferred debt restructuring gains which became fully amortized in June of 2011.

Income Tax Expense. We had income tax expense of $1.5 million in 2012 compared to $6.7 million in 2011. The provision for income taxes, as a percentage of income before taxes, decreased to 34.1 percent in 2012 from 38.6 percent in 2011.

As of December 31, 2012, we had approximately $20.8 million of federal net operating loss carryforwards which will be available to offset future taxable income. We also had $13.3 million of state net operating loss carryforwards, of which $9.5 million ($0.6 million tax effected) is expected to expire unused and $3.8 million will be available to offset future taxable income. A valuation allowance of approximately $609,000 remained at December 31, 2012 for state net operating loss carryforwards that may not be utilized before they expire.

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

As of December 31, 2011, we had approximately $28.6 million of federal net operating loss carryforwards which were available to offset future taxable income. We also had $13.6 million of state net operating loss carryforwards, of which $10.0 million ($0.6 million tax effected) is expected to expire unused and $3.6 million will be available to offset future taxable income. A valuation allowance of approximately $646,000 remained at December 31, 2011 for state net operating loss carryforwards that may not be utilized before they expire.

Liquidity, Financing and Capital Resources

We have historically used debt to finance the purchase of aircraft. On November 16, 2011, we entered into a financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”). Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which the Company may borrow up to $10 million. This Credit Agreement enabled us to:

•

Make a one-time payment to Raytheon Aircraft Credit Corporation (“Raytheon”) in the amount of $27 million to satisfy $37.2 million of outstanding debt obligations, extinguishing all of our debt obligations to Raytheon;

•	Pay related expenses of $2.5 million, and

•

Obtain, as a part of the transaction, the return of all 5,371,980 shares of Great Lakes common stock previously held by Raytheon. This transaction reduced the issued and outstanding balance of common stock from 14,291,970 shares to 8,919,990 shares at November 2011.

At December 31, 2012, our outstanding principal balance on the term loan consisted of $18.7 million and we had borrowed $7.5 million under the revolving credit facility.

Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, our obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft.

Since we entered into the November 2011 Credit Agreement, a combination of cash generated from operations and additional borrowings of $3.5 million under the revolving credit facility through March 20, 2013, has provided enough liquidity to purchase three Beechcraft 1900D aircraft and two Embraer EMB-120 Brasilia aircraft. Two Beechcraft 1900D aircraft, one of which was purchased without engines, were purchased in December 2011 and the third Beechcraft 1900D aircraft was purchased in January 2012. We leased two Embraer EMB-120 Brasilia aircraft which leases where scheduled to terminate in January of 2013 and April of 2013. In December of 2012, we negotiated the early termination of these lease agreements and the purchase of the two Embraer EMB-120 Brasilia leased aircraft.

For the 12 months ending December 31, 2012, we invested $6.5 million of cash in aircraft, engines, rotable parts and other equipment. Aircraft and aircraft engine acquisitions, consisting of one Beechcraft 1900D, two Embraer EMB-120 Brasilia aircraft and one Embraer EMB-120 Brasilia aircraft engine, represented $3.3 million of the $6.5 million cash investment. We do not expect to acquire additional aircraft or engines in the foreseeable future.

For the year ending December 31, 2012, we incurred $1.4 million of aircraft rental expense of which $0.6 million was related to contractual lease obligations for the two Embraer EMB-120 Brasilia aircraft, $0.1 million was related to accelerated rent payments associated with the termination of the leases and a non-cash expense of $0.7 million was related to maintenance deposits expensed as a result of terminating the leases early. These expenses will be non-recurring going forward. At December 31, 2012 the Company has no aircraft lease obligations for aircraft.

We had borrowed $7.5 million under the revolving credit facility at December 31, 2012 and borrowed an additional $1.5 million in 2013. The borrowings under the revolving credit facility are secured by accounts receivable, parts inventory and spare engines. As of March 20, 2013, we will have borrowed $9.0 million leaving $1.0 million available under our revolving credit facility.

Mandatory contractual principal and interest obligations for the next 12 months will be approximately $7.1 million. In addition to the mandatory contractual principal and interest obligations, we are required to make principal payments, based on a percentage of excess cash flows, on September 30 of each year beginning September 30, 2012, as determined in the Credit Agreement. In November of 2012, we made an excess cash flow payment in the amount of $2.3 million used to reduce the principal outstanding balance of the term loan. In 2012, we also made principal payments of $5.3 million used to reduce the outstanding principal balance of the term loan from $24.0 million at December 31, 2011 to $18.7 million at December 31, 2012.

The term loan and the revolving loan credit facility are set to mature on November 16, 2015 at which time the outstanding principal balance due under the term loan is scheduled to be $7.8 million. If we do not decrease our borrowings under the revolving credit facility between March 31, 2013 and November 16, 2015, an additional $9.0 million under the revolving credit facility will also be due at maturity.

Working Capital

Net cash provided by operating activities was $9.1 million at December 31, 2012 compared to $8.0 million at December 31, 2011. We had positive working capital of $14.9 million and a current ratio of 2.2:1 at December 31, 2012, compared to positive working capital of $15.1 million and a current ratio of 2.3:1 at December 31, 2011.

We believe that in the absence of unusual circumstances, the working capital currently available to us, together with our projected cash flows from operations, will be sufficient to meet our present financial requirements, meet debt service, and fulfill our other cash requirements for at least the next 12 months.

For additional information regarding Liquidity and Capital Resources see Item 1A “Risk Factors.”

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2012 was $9.1 million as compared to $8.0 million for the year ended December 31, 2011.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2012 was $6.5 million for the purchase of flight equipment and other property and equipment. Net cash used in investing activities for the year ended December 31, 2011 was $3.9 million.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2012 was $3.3 million, consisting of $5.3 million of contractual principal payments on long-term debt, offset by $2.0 million of incremental borrowings under our revolving credit facility.

Contractual Obligations

The following table summarizes our major contractual payment obligations as of December 31, 2012:

	2013	2014	2015	After 2015	Total
Long-term debt - contractual
Term loan facility	$3,500,000	$4,000,000	$11,200,000	$—	$18,700,000
Revolving credit facility (1)	—	—	7,473,333	—	7,473,333
Contractual interest
Term loan facility	2,731,175	2,151,487	1,341,611	—	6,224,273
Revolving credit facility	821,215	821,215	719,970	—	2,362,400

Total debt	7,052,390	6,972,702	20,734,914	—	34,760,006

(1)	Does not include a February of 2013 additional $1.5M draw on the revolving line of credit.

See discussion below for contractual interest obligations.

Contractual Interest Expense

The projected contractual interest expense on our long-term obligations (based on the minimum variable interest rate stated in the debt instruments, which is the rate in effect as of December 31, 2012) for the next five years and thereafter is as follows:

Variable Rate
Contractual
Maturity	Interest
2013	$3,552,390
2014	2,972,702
2015	2,061,581
2016	—
2017	—
Thereafter	—

The preceding projected contractual interest rate expenses are calculated based on borrowings as of December 31, 2012. Our contractual interest expense is subject to fluctuations in the amount of debt outstanding at any given time, particularly under our revolving credit facility, as well as increases in 30-day LIBOR. In February of 2013, we borrowed an additional $1.5 million under our revolving credit facility. Under the provisions of our revolving credit facility LIBOR would have to increase approximately 2.2 percentage points before we would realize increases in interest expense as a result of contractual minimums applied to the variable rates within our debt instruments.

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

Accounting for Maintenance Deposits. Until December 2012, we leased two Embraer EMB-120 Brasilia aircraft and, in addition to the base rent, were required to pay supplemental rent (“Maintenance Rent”) based upon flight hours or cycles flown. Under the terms of the leases the lessor would reimburse the Company for performing specified maintenance activities. This Maintenance Rent was accounted for as maintenance deposits in accordance with ASC subtopic 840-10, whereby the amount of the rent is capitalized and treated as a deposit against future maintenance expense until: (i) such time as a defined maintenance event is performed and a reimbursement is received, or (ii) we determined it was no longer probable that all or a portion of the deposit would be refunded as a reimbursement of the costs of a maintenance activity. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. In December of 2012, we negotiated the early termination of these lease agreements and the purchase of these two leased aircraft. In connection with the early termination of the aircraft leases and purchase of the aircraft, we determined it was no longer probable that $0.7 million of the maintenance deposits would be refunded when maintenance activity was performed and so we incurred additional aircraft rental expense of $0.7 million in December of 2012. At December 31, 2012 and December 31, 2011, the Company had maintenance deposits of approximately $0 and $1.7 million, respectively.

In connection with the purchase of these aircraft, $1.5 million of maintenance deposits and $0.3 million of accounts receivable, associated with maintenance activity performed on the aircraft and reimbursable by the lessor, were considered to be used as a part of the aircraft acquisition cost. Both aircraft and their respective engines were capitalized for a total of $3.5 million. As a result of this transaction, the $0.7 million of aircraft rental expense was a non-cash transaction and $1.8 million of the aircraft acquisition cost did not require a cash outflow.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The tax net operating loss carryforwards (NOLs) that have been generated are due in large part to the accelerated depreciation of property and equipment over a shorter useful life for tax purposes. Our NOLs will expire between 2021 and 2024. The book basis of property and equipment is approximately $39.3 million greater than the tax basis at December 31, 2012, all of which is expected to reverse during periods in which NOLs are available. Approximately $9.5 million ($0.6 million tax effected) of state NOLs are expected to expire unused and accordingly a valuation allowance has been provided for these deferred tax assets. Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, the Company believes it is more likely than not that it will realize the benefits of most of the deductible temporary differences and NOLs. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of December 31, 2012, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 33.0% of our operating expenses in 2012. At 2012 rates of consumption, a one cent increase or decrease in the per gallon price of fuel would increase or decrease our fuel expense by approximately $113,000 annually.

Interest Rates

Our operations are capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At December 31, 2012, we had approximately $26.2 million of variable rate debt. Going forward, we could be subject to increased rates of interest on our debt if the 30 day LIBOR rate increases by more than 2.2 percentage points.

GREAT LAKES AVIATION, LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2012

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of December 31, 2012 and 2011 and for the each of the years in the three year period ended December 31, 2012, together with the Report of the Company’s Independent Registered Public Accounting Firm, are included in this Form 10-K on the pages indicated below.

Supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Great Lakes Aviation, Ltd.:

We have audited the accompanying balance sheets of Great Lakes Aviation, Ltd. (the Company) as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 26, 2013

GREAT LAKES AVIATION, LTD.

Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash	$2,887,634	$3,592,993
Accounts receivable and other receivables	9,235,433	9,945,461
Inventories	8,971,610	7,568,792
Prepaid expenses and other current assets	2,634,839	1,962,959
Deferred income taxes	3,573,024	3,789,530

Total current assets	27,302,540	26,859,735

Property and equipment:
Flight equipment	124,406,769	117,573,486
Other property and equipment	10,498,439	9,766,209
Less accumulated depreciation and amortization	(81,123,534)	(75,696,512)

Total property and equipment	53,781,674	51,643,183

Maintenance deposits	—	1,718,943
Other assets	3,288,281	3,555,639

Total assets	$84,372,495	$83,777,500

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$3,500,000	$3,000,000
Accounts payable	4,604,906	4,301,993
Accrued interest, unearned revenue and other liabilities	4,306,980	4,447,321

Total current liabilities	12,411,886	11,749,314

Long-term debt, net of current maturities	22,673,333	26,473,333
Deferred income taxes	10,226,538	9,417,813

Total liabilities	45,311,757	47,640,460

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.
No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares.
Issued and outstanding: 8,974,990 and 8,919,990 shares	89,750	89,200
Paid-in capital	31,494,609	31,473,597
Retained earnings	7,476,379	4,574,243

Total stockholders’ equity	39,060,738	36,137,040
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$84,372,495	$83,777,500

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income

	Years Ended December 31,
	2012	2011	2010
Operating revenues:
Passenger	$79,007,876	$70,989,350	$63,065,692
Public service	58,347,399	52,406,337	60,398,036
Freight, charter, and other	423,601	969,770	1,936,602

Total operating revenues	137,778,876	124,365,457	125,400,330

Operating expenses:
Salaries, wages, and benefits	34,175,706	32,117,733	32,846,739
Aircraft fuel	41,871,066	38,954,692	31,374,203
Aircraft maintenance, materials, and repairs	16,648,569	13,367,928	16,065,583
Depreciation and amortization	5,830,006	5,236,110	5,300,217
Aircraft rental	1,417,918	1,906,682	2,294,100
Other rentals and landing fees	7,136,225	6,046,212	5,717,207
Other operating expense	21,286,349	20,411,414	21,159,510

Total operating expenses	128,365,839	118,040,771	114,757,559

Operating income	9,413,037	6,324,686	10,642,771
Other income (expense):
Interest expense net of interest income of $2,639, $4,043 and $6,104 respectively	(5,007,949)	(2,618,222)	(1,909,642)
Gain on extinguishment of debt	—	13,696,695	—

Total other income (expense)	(5,007,949)	11,078,473	(1,909,642)
Income before income taxes	4,405,088	17,403,159	8,733,129
Income tax expense	(1,502,952)	(6,714,891)	(3,679,851)

Net income	$2,902,136	$10,688,268	$5,053,278

Net income per share:
Basic	$0.33	$0.78	$0.35
Diluted	0.32	0.78	0.35
Average shares outstanding:
Basic	8,923,269	13,629,671	14,291,970
Diluted	9,065,171	13,739,516	14,445,732

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Years Ended December 31, 2012, 2011, and 2010

	Common stock			Retained
	Shares	Amount	Paid-in capital	Earnings	Total
Balance at January 1, 2010	14,291,970	$142,920	$33,568,669	$(9,824,308)	$23,887,281
Net income and comprehensive income	—	—	—	5,053,278	5,053,278

Balance at December 31, 2010	14,291,970	142,920	33,568,669	(4,771,030)	28,940,559
Repurchase and retirement of common stock	(5,371,980)	(53,720)	(2,095,072)	(1,342,995)	(3,491,787)
Net income and comprehensive income	—	—	—	10,688,268	10,688,268

Balance at December 31, 2011	8,919,990	$89,200	$31,473,597	4,574,243	$36,137,040
Exercise of stock options	55,000	550	21,012	—	21,562
Net income and comprehensive income	—	—	—	2,902,136	2,902,136

Balance at December 31, 2012	8,974,990	$89,750	$31,494,609	$7,476,379	$39,060,738

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,902,136	$10,688,268	$5,053,278
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,830,006	5,236,110	5,300,217
Loss on items beyond economic repair	303,692	166,117	178,341
Amortization of deferred debt restructuring gain	—	(599,945)	(1,344,610)
Amortization of debt issuance costs	641,339	78,153	—
Non-cash gain on extinguishment of debt	—	(13,696,695)	—
Deferred tax expense	1,025,231	5,586,974	3,193,333
Change in current operating items:
Accounts receivable	710,028	(845,050)	427,690
Inventories	(1,402,818)	(977,583)	(218,452)
Prepaid expenses and other current assets	(671,880)	715,679	(958,394)
Maintenance deposits	(41,057)	305,501	(461,876)
Other assets	(373,982)	184,309	(61,370)
Accounts payable	302,913	1,068,028	(355,168)
Accrued interest, unearned revenue and other liabilities	(140,341)	106,851	47,895
Other long-term liabilities	—	—	(152,866)
Deferred credits	—	(35,434)	(46,837)

Net cash provided by operating activities	9,085,267	7,981,283	10,601,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(6,512,188)	(3,859,011)	(2,765,732)

Net cash flows used in investing activities	(6,512,188)	(3,859,011)	(2,765,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and repurchase of common stock	(5,300,000)	(33,182,962)	(6,446,882)
Proceeds from the issuance of debt	2,000,000	29,473,333	—
Payments for debt issuance costs	—	(2,535,755)	—
Proceeds from the exercise of stock options	21,562	—	—

Net cash used in financing activities	(3,278,438)	(6,245,384)	(6,446,882)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(705,359)	(2,123,112)	1,388,567
Cash and Cash Equivalents:
Beginning of year	3,592,993	5,716,105	4,327,538

End of year	$2,887,634	$3,592,993	$5,716,105

Supplementary cash flow information:
Cash paid during the year for interest (contractual)	$4,434,100	$3,144,060	$3,260,357
Cash paid during the year for income taxes	$1,454,359	$368,576	$660,226
Non-cash purchase of flight equipment	$1,760,000	$—	$—

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2012 and December 31, 2011

Note 1.	Business

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

The Company operates under a similar code share agreement with Frontier. The Frontier agreement provides for the use of Frontier’s flight designator code on the Company’s flights connecting with Frontier’s flights in Denver, CO, Los Angeles, CA, and Phoenix, AZ. The Company’s code share agreements do not have fixed termination dates and are cancellable by either party upon sufficient notice.

Currently, we estimate that approximately 32% of Great Lakes’ passenger traffic utilizes the United code share product line and approximately 23% of Great Lakes’ passenger traffic utilizes the Frontier code share product line.

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights.

Public Service Revenue

Approximately 42% of the Company’s total revenue during each of the twelve months ended December 31, 2012 and 2011, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program for fiscal years through 2014. Federal fiscal year 2014 ends on September 30, 2015.

As of March 20, 2013, the Company served 46 airports, of which 32 locations receive EAS subsidy, in 13 states with a fleet of six Embraer EMB-120 Brasilia and 28 Raytheon/Beechcraft 1900D regional airliners. The Company currently operates hubs at Denver, CO, Las Vegas, NV, Los Angeles, CA Minneapolis, MN and Phoenix, AZ.

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

The Company had previously leased seven Beechcraft model 1900D aircraft from Raytheon, four with attached engines and three without engines. The Company returned these seven aircraft in the quarters ended September 30, 2011 and December 31, 2011. The Company subsequently purchased three Beechcraft model 1900D aircraft. Two aircraft, one of which was purchased without engines, were purchased in December 2011 and the third aircraft was purchased in January 2012.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2012 and December 31, 2011

On November 16, 2011, the Company used $27 million of the proceeds obtained from the Credit Agreement to satisfy all of the Company’s outstanding debt obligations with Raytheon Aircraft Credit Corporation (Raytheon), at a discount, and to repurchase the Company’s common stock owned by Raytheon representing approximately 37.6% of the then outstanding shares of common stock. On that day, the debt obligations with Raytheon were extinguished and 5,371,980 shares of the Company’s common stock were returned resulting in a decrease in the issued and outstanding balance of common stock from 14,291,970 shares to 8,919,990 shares. The Company used $2.5 million of the proceeds to pay the closing fee and professional fees associated with the transaction. Mandatory contractual principal and interest obligations for the next 12 months will be approximately $7.1 million. In addition to the mandatory contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows, on September 30 of each year beginning September 30, 2012, as determined in the Credit Agreement. In November of 2012, the Company made an excess cash flow payment in the amount of $2.3 million.

The Company leased two Embraer EMB-120 Brasilia aircraft from Boeing Capital Corporation which leases were scheduled to terminate in January of 2013 and April of 2013. In December of 2012, the Company negotiated the early termination of these lease agreements and purchased of these two aircraft, resulting in cash expenditures of $1.7 million.

The Company had drawn down $7.5 million on the revolving credit facility as of December 31, 2012 and drew down an additional $1.5 million in 2013. The draws are secured by accounts receivable, parts inventory and spare engines. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

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

(c) Accounts Receivable and Other Receivables. Approximately 96% of accounts receivable balances are due from various airlines, credit card companies, or the United States government.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2012 and December 31, 2011

The table below shows the composition and approximate percentages attributable to our receivables at December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
United Airlines	11%	10%
Frontier Airlines	9	11
Other Airlines	2	3
Credit card companies	14	13
United States government	60	48
Other	4	15

Total accounts receivable	100%	100%

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2012 and December 31, 2011

longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

(g) Other Assets. Other assets consist primarily of prepayments of debt issuance costs, deposits with financial institutions, bonding companies, facilities lessors, aircraft lessors and others to secure the payment of fixed obligations. We incurred $2.5 million of debt issuance costs in 2011. At December 31, 2012, the unamortized debt issuance costs are $1.8 million, of which $0.6 million is classified as a prepaid expense that will be amortized in 2013 and $1.2 million is classified in other assets which will amortize in the years 2014 and 2015. Security deposits related to long-term facility leases were $1.2 million and $1.0 million at December 31, 2012 and 2011, respectively.

(h) Maintenance Deposits. Until December 2012, the Company leased two of its Embraer EMB-120 Brasilia aircraft and, in addition to the base rent, was required to pay supplemental rent (“Maintenance Rent”) based upon flight hours or cycles flown. Under the terms of the leases the lessor would reimburse the Company for performing specified maintenance activities. This Maintenance Rent was accounted for as maintenance deposits in accordance with ASC subtopic 840-10, whereby the amount of the rent is capitalized and treated as a deposit against future maintenance expense until: (i) such time as a defined maintenance event is performed and a reimbursement is received, or (ii) the Company determined it was no longer probable that all or a portion of the deposit would be refunded as a reimbursement of the costs of a maintenance activity. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. In December of 2012, the Company negotiated the early termination of these lease agreements and the purchase of these two leased aircraft. In connection with the early termination of the aircraft leases and purchase of the aircraft, management determined it was no longer probable that $0.7 million of the maintenance deposits would be refunded when maintenance activity was performed and so the Company incurred additional aircraft rental expense of $0.7 million in December of 2012. At December 31, 2012 and December 31, 2011, the Company had maintenance deposits of approximately $0 and $1.7 million, respectively.

In connection with the purchase of these aircraft, $1.5 million of maintenance deposits and $0.3 million of accounts receivable, associated with maintenance activity performed on the aircraft and reimbursable by the lessor, were considered to be used as a part of the aircraft acquisition cost. Both aircraft and their respective engines were capitalized for a total of $3.5 million. As a result of this transaction, the $0.7 million of aircraft rental expense was a non-cash transaction and $1.8 million of the aircraft acquisition cost did not require a cash outflow.

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2012 and December 31, 2011

(j) Code Share Relationships. At December 31, 2012, the Company operated under code share agreements with United Airlines and Frontier Airlines. These code share agreements are prorate agreements whereby the passenger’s fare is split between the two carriers based on the distance traveled by the passenger on each airline. Revenue from these code share agreements is recorded as passenger revenue when the services are rendered. The Company also participates in United’s “Mileage Plus” frequent flyer program. If a customer books travel on United which includes a segment on Great Lakes, the United customer earns points in their United frequent flier account for the miles flown on the Great Lakes segment. When a United frequent flier customer earns sufficient points to earn an award, he or she can choose whether to redeem those points on a United flight connecting with a Great Lakes flight. Our participation in United’s frequent flyer program does not require us to issue tickets in exchange for frequent flyer awards. Award redemption can only be facilitated through United on United flights in conjunction with a Great Lakes flight. Tickets sold to passengers on Great Lakes ticket stock for Great Lakes flight segments (ZK designator) are not eligible to accrue United frequent flyer credits. The Company accounts for the incremental cost to fly United frequent flyer passengers at the time of service since the Company does not have sufficient information to estimate future awards expected to be redeemed on a Great Lakes segment, and an estimated frequent flyer liability would be insignificant in the aggregate given the historical volume of awards used for flights including Great Lakes segments.

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

(l) Income Per Share. Basic income per share has been computed by dividing the net income for a particular year by the weighted average number of shares of common stock outstanding during such year. Diluted earnings per share reflects the potential dilution of securities that could share in earnings. The Company currently has 8,974,990 shares of common stock outstanding.

(m) Stock Option Plans. For the years ending December 31, 2012, 2011 and 2010 there were no stock-based compensation awards granted.

(n) Aircraft Maintenance. The Company operates under an FAA-approved continuous inspection and maintenance program. The Company accounts for maintenance activities on the direct expense method. Under this method, major airframe overhaul maintenance costs are recognized as expense as maintenance services are performed. Routine maintenance and repairs are charged to operations as incurred. For the first six months of 2011, major Beechcraft 1900D engine maintenance for most of the Company’s 1900D engines were performed under a Fleet Management Program (FMP) with Pratt and Whitney Canada Corporation which expired by its terms on June 30, 2011. Under the FMP contract, the Company paid a fixed amount per flight hour (subject to fixed nominal annual rate increases) in exchange for required maintenance and repairs under the predefined maintenance program. The expense over the life of the contract was recognized at a level rate per hour during the minimum, non-cancelable term of the agreement. Beginning July 1, 2011 all maintenance costs related to the Company’s Beechcraft 1900D engines are recognized as

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2012 and December 31, 2011

an expense as the maintenance services are performed. In the event an engine undergoes a significant repair or overhaul, the Company may determine that it is more appropriate to capitalize the repair or overhaul depending on the specific nature of the maintenance activity performed.

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

Note 3.	Leases

Aircraft Leases

Prior to December 27, 2012 the Company operated two leased Embraer Brasilia Model 120 aircraft, which were accounted for under operating lease agreements. The Company negotiated the early termination of these lease agreements and the purchase of these two leased aircraft in December of 2012. The Company was required to make supplemental rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft which were reimbursable to the Company at the time maintenance activities were completed. These supplemental rentals are based on the number of flight hours flown and/or flight departures and are recorded as maintenance deposits. See Note 2(h) Summary of Significant Accounting Policies and Procedures – Maintenance Deposits for the Company’s accounting policy. As a result of the early termination of the aircraft leases and purchase of the aircraft by the Company, it was no longer probable that $0.7 million of maintenance deposits would be refunded when maintenance activity was performed and the Company incurred additional aircraft rental expense of $0.7 million in December of 2012. At December 31, 2012 the Company has no aircraft leases for aircraft. During the years ended December 31, 2012, 2011 and 2010 supplemental rent expense recorded as a result of the maintenance rent provisions in the leases was $0.7, $0.4 and $0.5 million, respectively.

At December 31, 2010, the Company operated seven Beechcraft 1900D aircraft leased from Raytheon which were accounted for under operating lease agreements. These aircraft were returned to Raytheon in the quarters ended September 30 and December 31, 2011. Four of the aircraft were complete with engines and three aircraft were without engines. The lease agreements required the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. In addition to scheduled minimum lease payments, the Company was required to make payments to cover the cost of components related to leased engines, attached to four of the leased aircraft, as these components usable life cycle is consumed. At December 31, 2012, the Company had no commitments under aircraft operating leases.

Other Leases

The Company leases office and hangar space, spare engines and office equipment for its headquarters, reservation facilities, airport facilities, and certain other equipment. The Company’s headquarter lease provides for three five-year renewal options making this facility available to the Company through the year 2020. The

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2012 and December 31, 2011

Company also leases certain airport gate facilities on a month-to-month basis. Facilities rental expense under operating leases, including month-to-month leases, for the years ended December 31, 2012, 2011 and 2010 was $3.9 million, $3.1 million, and $2.8 million, respectively.

Note 4.	Accrued Liabilities

Accrued liabilities consisted of the following balances at December 31, 2012 and 2011:

	2012	2011
Accrued expenses	$—	$25,178
Unearned revenue	1,710,269	1,703,358
Accrued property taxes	30,830	226,318
Accrued Interest	307,849	373,719
Accrued payroll	2,258,032	2,118,748

Total accrued liabilities	$4,306,980	$4,447,321

Note 5.	Notes Payable and Long-Term Debt

The following table sets forth, as of December 31, 2012 and 2011, the carrying amount of the Company’s long-term debt and current maturities of long term debt. The carrying amount of the debt consists of the principal payments contractually required under the debt agreements:

	2012	2011
Long-term debt:
GB/Crystal Term Loan - principal	$18,700,000	$24,000,000
GB/Crystal Revolving Loan - principal	7,473,333	5,473,333

Total long-term debt	26,173,333	29,473,333
Less current portion:
GB/Crystal Term Loan - principal	(3,500,000)	(3,000,000)

Total current portion	(3,500,000)	(3,000,000)

Total long-term portion	$22,673,333	$26,473,333

On November 16, 2011, the Company entered into a new financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which the Company may borrow up to $10 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%. Voluntary prepayments of the term loan are subject to prepayment penalties ranging from 4% prior to the first anniversary of the loan and

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2012 and December 31, 2011

declining in increments of 1% at each anniversary of the loan thereafter. As of December 31, 2012, $18.7 million was outstanding under the term loan. In addition to the scheduled contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows (as defined in the Credit Agreement), as measured on September 30 of each year beginning September 30, 2012. The Company is required to prepay an amount equal to 50% of such excess cash flow for the nine–month period ending September 30, 2012, and each subsequent twelve-month period thereafter. The excess cash flow payments are to be applied to reduce the outstanding principal balance of the term loan. The first excess cash flow payment was due November 14, 2012 whereby the Company made an excess cash flow payment of $2.3 million, reducing the outstanding principal balance of the term loan.

The term loan is set to mature on November 16, 2015 at which time the outstanding principal balance due is scheduled to be $7.8 million.

As of December 31, 2012, $7.5 million was outstanding under the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The revolving loan credit facility is set to mature on November 16, 2015 at which time any outstanding principal balance will be due.

The following table summarizes the Company’s long-term debt obligations as of December 31, 2012:

	2013	2014	2015	After 2015	Total
Long-term debt - contractual
Term loan facility	$3,500,000	$4,000,000	$11,200,000	$—	$18,700,000
Revolving credit facility	—		7,473,333	—	7,473,333

Total debt	3,500,000	4,000,000	18,673,333	—	26,173,333

Note 6.	Income Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The tax net operating loss carryforwards (NOLs) that have been generated are due in large part to the accelerated depreciation of property and equipment over a shorter useful life for tax purposes. The Company’s NOLs will expire between 2021 and 2024. The book basis of property and equipment is approximately $39.3 million greater than the tax basis at December 31, 2012, all of which is expected to reverse during periods in which NOLs are available. Approximately $9.5 million ($0.6 million tax effected) of state NOLs are expected to expire unused and accordingly a valuation allowance has been provided for these deferred tax assets. Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, the Company believes it is more likely than not that it will realize the benefits of most of the deductible temporary differences and NOLs. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2012 and December 31, 2011

The Company’s estimated net operating loss carryforwards for federal income tax purposes totaling approximately $20.8 million at December 31, 2012, expire in years 2021 through 2024 as follows (in thousands):

Year of Expiration	Amount
2021	14,782
2023	4,011
2024	2,055

$20,848

In order for the Company to utilize these NOLs prior to expiration, the Company would need to generate taxable income of $20.8 million during the next 10 years, or approximately $2.0 million per year. The Company expects to use $7.7 million of NOL carryforwards in 2012 to offset taxes payable.

Income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 is presented below

	Current	Deferred	Total
Year ended December 31, 2012:
U.S. Federal	137,096	1,316,899	$1,453,995
State and local	340,626	(291,669)	$48,957

	$477,722	$1,025,230	$1,502,952

Year ended December 31, 2011:
U.S. Federal	$337,604	$5,611,401	$5,949,005
State and local	$790,317	(24,431)	$765,886

	$1,127,921	$5,586,970	$6,714,891

Year ended December 31, 2010:
U.S. Federal	$232,586	$2,740,756	$2,973,342
State and local	$253,932	452,577	$706,509

	$486,518	$3,193,333	$3,679,851

The federal statutory tax rate of 34% for 2012 and 35% for 2011 and 2010 differs from the Company’s effective income tax rate for the years ended December 31, 2012, 2011, and 2010 as follows:

	2012	2011	2010
Income tax expense at the federal statutory income tax rate	$1,497,730	$6,091,106	$3,056,595
State income tax expense, net of federal income tax benefit	134,530	507,910	280,601
Book expenses not deductible for tax purposes	139,389	125,959	164,025
Increase (Decrease) in valuation allowance	(36,283)	21,111	111,950
Impact of changes in rates	(232,413)	(31,195)	66,680

Income tax expense	$1,502,952	$6,714,891	$3,679,851

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2012 and December 31, 2011

Deferred tax assets (liabilities) as of December 31, 2012 and 2011, were as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$7,844,304	$10,753,078
Alternative minimum tax credit carryforwards	1,152,601	994,545
Inventory reserve	814,416	784,751
Deferred revenue	632,603	649,572
Other reserves	242,099	258,555
Other	185	6,985

Total gross deferred tax assets	10,686,208	13,447,486
Less: valuation allowance	(609,436)	(645,719)

Net deferred tax assets	10,076,772	12,801,767
Deferred tax liabilities:
Property and equipment	(16,668,935)	(18,319,511)
Other	(61,353)	(110,540)

Total deferred tax (liability) asset	$(6,653,516)	$(5,628,284)

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

The Company maintains a qualified 401(k) employee retirement savings plan for the benefit of substantially all of the Company’s employees. The Company matches up to 4% of participating employees’ contributions. Company contributions, net of forfeitures, totaled $299,605 in 2012, $317,299 in 2011, and $340,630 in 2010.

In 1993, the Company adopted the Great Lakes Aviation, Ltd. 1993 Stock Option Plan and the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan (collectively, the Plans). The Plans permitted the grant of stock options in the aggregate of 1,300,000 shares of the Company’s common stock to key employees, officers, and directors of the Company. Pursuant to their terms, both Plans expired on October 31, 2003, and no options have been granted after October 31, 2003. As of December 31, 2012, no options remained outstanding under the plans.

The Company did not realize any tax deductions related to the exercise of stock options during 2012, 2011 or 2010. The aggregate intrinsic value for options outstanding and exercisable at December 31, 2012 and 2011

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2012 and December 31, 2011

was $0 and $94,153 respectively. There was no unrecognized compensation cost from unvested stock options at the implementation date of ASC Section 718-10-25 (originally pursuant to SFAS 123(R)-Share Based Payment).

A summary of the option activity under all stock option plans during the year ended December 31, 2012 is presented below:

	Shares	Weighted Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2012	205,000	$0.40	1

Granted	—	—	—
Expired	150,000	0.40	—
Exercised	55,000	0.40	—
Outstanding at December 31, 2012	—	$—	—

Options exercisable at December 31, 2012	—	$—	—

The weighted average intrinsic value of options exercised during the year was $1.53 per share.

Note 8.	Income Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented:

	2012			2011			2010
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic income per share attributable to common stockholders	$2,902,136	8,923,269	$0.33	$10,688,268	13,629,671	$0.78	$5,053,278	14,291,970	$0.35
Effect of dilutive securities:
Stock options	—	141,902	—	—	109,845	—	—	153,762	—

Diluted income per share attributable to common stockholders	$2,902,136	9,065,171	$0.32	$10,688,268	13,739,516	$0.78	$5,053,278	14,445,732	$0.35

For the years ended December 31, 2012, 2011 and 2010, there were no stock options excluded from the calculation of diluted earnings per share.

Under the terms of the Company’s debt agreements, the Company is prohibited from paying dividends.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2012 and December 31, 2011

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

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and long-term debt including the current portion. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The carrying value of our long term debt including the current portion reflects original cost net of unamortized deferred debt restructuring gain and was $26.2 million and $29.5 million as of December 31, 2012 and December 31, 2011, respectively. For additional information, see Note 5 Long-Term Debt.

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

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for the leases were $28,500 in 2012, $28,500 in 2011, and $28,500 in 2010. As of December 31, 2012, Mr. Douglas Voss controlled 4,160,247 shares of common stock of the Company, representing an approximate 46.4% interest in the Company’s outstanding common stock.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2012 and December 31, 2011

Note 11.	Commitments and Contingencies

Litigation. The Company is a party to ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Union Agreements. As of March 20, 2013, approximately 34 percent of the Company’s employees are subject to union agreements.

The Company’s pilots are represented by the United Transportation Union (“UTU”). The pilot collective bargaining agreement became amendable on September 16, 2010. The Company and the UTU have been engaged in contract mediation under the auspices of the National Mediation Board (“NMB”). In August 2012, both the pilots and the Company asked to be released from mediated bargaining. On March 22, 2013, the NMB proffered arbitration. The parties have 30 days to accept that proffer. If, at the end of the 30 day period both parties have not agreed to arbitrate, then they will be released to exercise self-help.

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

Note 12.	Subsequent Event

On February 15, 2013, the Company borrowed an additional $1.5 million under its revolving credit facility increasing the borrowings under the facility from $7.5 million to $9.0 million.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2012 and December 31, 2011

Note 13.	Selected Quarterly Financial Data (unaudited)

The following table presents selected quarterly unaudited financial data for quarters during the years ended December 31, 2012 and 2011 (in thousands, except for per share information):

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Operating revenues	$31,357	$36,103	$37,339	$32,980	$137,779
Operating income (loss)	1,595	3,910	4,800	(892)	9,413
Net income (loss)	176	1,537	2,167	(978)	2,902
Net income (loss) per share
Basic	$0.02	$0.17	$0.24	$(0.11)	$0.33
Diluted	0.02	0.17	0.24	(0.11)	0.32
Weighted average shares outstanding
Basic	8,920	8,923	8,925	8,948	8,923
Diluted	9,028	9,062	9,075	8,948	9,065

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Operating revenues	$29,691	$31,216	$32,773	$30,685	$124,365
Operating income (loss)	(650)	1,512	3,937	1,526	6,325
Net income (loss)	(577)	607	1,823	8,835	10,688
Net income (loss) per share
Basic	$(0.04)	$0.04	$0.13	$0.76	$0.78
Diluted	(0.04)	0.04	0.13	0.75	0.78
Weighted average shares outstanding
Basic	14,292	14,292	14,292	11,664	13,630
Diluted	14,292	14,372	14,385	11,753	13,740

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2012. Management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on this assessment, management believes that as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

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

Our Directors

The following table and narrative provide information concerning the members of our board of directors as of March 20, 2013. Our directors are elected by a plurality of the votes cast. Each director has been appointed to serve until the next annual meeting of shareholders and until their respective successors are elected and duly qualified. There are no familial relationships between any director or officer.

Name	Age	Principal Occupation	Position with Company	Director Since
Douglas G. Voss	58	Chairman of the Board of Directors and President of Great Lakes Aviation, Ltd.	Chairman of the Board of Directors and President of Great Lakes Aviation, Ltd.	1979
A.L. Maxson(1)	77	Financial Consultant	Director	2010
Vernon A. Mickelson(1)(2)(3)	86	Business Consultant	Director	1994
A.R. Moulton, III(1)(2)	70	Financial Consultant	Director	2005
Ivan L. Simpson(1)(2)(3)	62	Retired Airline Transport Pilot for American Airlines	Director	1997

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating committee.

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

Vernon A. Mickelson. Mr. Mickelson became a director of the Company in January 1994. For more than the past 20 years, Mr. Mickelson has been self-employed as a business consultant. He provided services to the Company concerning matters involving FAA regulatory compliance and maintenance quality control from 1988 to 1994. Mr. Mickelson has worked in the aviation industry since 1949, primarily in the field of aircraft manufacturing and maintenance. From 1969 to 1988, Mr. Mickelson was employed by the FAA in Flight Standards as principal inspector and supervisor of FAA maintenance and avionics inspectors assigned in the states of Indiana and Iowa. In his career, he has held or holds several FAA maintenance certificates and FAA designations in aircraft maintenance in addition to holding a commercial pilot’s certificate. Mr. Mickelson is a graduate of Spartan School of Aeronautics (1948-49), specializing in aircraft maintenance. Mr. Mickelson brings his long history with our industry and his more than 22 years as a business consultant to his role as one of our independent directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year and furnished to the registrant with respect to its most recent fiscal year, all applicable Section 16(a) filing requirements were met on a timely basis except for a Form 4 for Charles Howell and a Form 4 for Ivan Simpson.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2012, 2011, 2010 and 2009:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(a)	Total ($)
Charles R. Howell IV Chief Executive Officer	2012 2011 2010 2009	155,000 155,000 155,000 155,000	— — — —	3,100 3,100 3,100 3,100	158,100 158,100 158,100 158,100
Michael O. Matthews Vice President and Chief Financial Officer	2012 2011 2010 2009	150,000 150,000 150,000 150,000	— — — —	6,000 6,000 6,000 6,000	156,000 156,000 156,000 156,000
Douglas G. Voss Chairman of the Board of Directors and President	2012 2011 2010 2009	175,000 175,000 175,000 175,000	— — — —	— — — —	175,000 175,000 175,000 175,000

(a)	Represents matching contributions made by the company on behalf of Mr. Howell and Mr. Matthews under our 401(k) retirement savings plan. These matching contributions are subject to vesting in accordance with the terms of the plan. See discussion below under “Retirement Savings Plan.”

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by our named executive officers as of December 31, 2012.

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

The following table sets forth information concerning the compensation of our non-employee directors for fiscal year 2012:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
A.L Maxson	11,000	4,750	(a)	15,750
Vernon A. Mickelson	15,000	—		15,000
A.R. Moulton, III	11,000	—		11,000
Ivan L. Simpson	11,000	—		11,000

Mr. Mickelson received $8,000 and Messrs. Maxson, Moulton and Simpson received $4,000 in quarterly retainer fees and each received $6,000 for six audit committee meetings. Messrs. Mickelson, Maxson, Moulton and Simpson each received $1,000 for conferences.

(a)	Mr. Maxson received consulting fees of $4,750 during the 12 month period ending December 31, 2012.

There are no outstanding stock options held by our non-employee directors as of December 31, 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of the common stock as of March 20, 2013, by (i) each person known to the Company to own beneficially 5% or more of the common stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the summary compensation table, and (iv) all directors and executive officers of the Company as a group. The percentage of beneficial ownership is based on 8,974,990 shares outstanding as of March 20, 2013. Any shares that are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of common stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown, and none of the listed shares has been pledged as security. Unless otherwise indicated, the address for each listed shareholder is c/o Great Lakes Aviation, Ltd., 1022 Airport Parkway, Cheyenne, Wyoming 82001.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock (1)
Douglas G. Voss	4,160,247	(2)	46.4%
Iowa Great Lakes Flyers, Inc. 10400 Milliron Road Cheyenne, Wyoming 82009	1,710,247	(3)	19.1%
Gayle R. Brandt 256 Emerald Meadows Drive Arnolds Park, Iowa 51331	1,236,690	(4)	13.8%
Charles R. Howell IV	50,000		*
Ivan L. Simpson 15239 215th Ave. Spirit Lake, Iowa 51360	15,450		*
Vernon A. Mickelson 1209 3rd Avenue West Spencer, Iowa 51301	17,000		*
A.L. Maxson	2,000		*
Michael O. Matthews	—		—
A.R. Moulton, III	—		—
All directors and executive officers as a group (8 persons)	4,244,697		47.3%

*	Represents less than 1%.

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” as set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person, as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of March 30, 2013. The same shares may be beneficially owned by more than one person.
(2)	Mr. Voss is the beneficial owner of 4,160,247 shares. The 1,710,247 shares owned by Iowa Great Lakes Flyers, Inc. are included in the shares reported by Mr. Voss.
(3)	Beneficial ownership of these shares of Common Stock is shared with Douglas G. Voss.
(4)	According to Ms. Brandt’s Form 4 filed with the Securities and Exchange Commission on November 27, 2012.

Equity Compensation Plan Information

As of December 31, 2012 there are no compensation plans under which the Company’s equity securities are authorized for issuance.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Raytheon Aircraft Credit Corporation

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

During 2011, the Company operated seven Beechcraft 1900D aircraft leased from Raytheon, four complete with engines and three without engines, which were accounted for under operating lease agreements. These aircraft were returned to Raytheon in the quarters ended September 30 and December 31, 2011 and the leases were terminated. During the year ended December 31, 2011, lease payments made to Raytheon were $1.3 million. The lease agreements required the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. In addition to scheduled minimum lease payments, the Company was required to make payments to cover the cost of components related to leased engines, attached to four of the leased aircraft, as these components usable life cycle was consumed. During the year ended December 31, 2011, engine consumption fees were $186,276.

Director Independence

Our company’s board of directors is comprised of a majority of “independent” directors as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. Our independent directors are A.L. Maxson, Vernon A. Mickelson, A.R. Moulton, III and Ivan L. Simpson. Douglas G. Voss, our Chairman and President, is not an independent director. Our board of directors has an audit committee, compensation committee and nominating committee, each composed of directors who are independent as defined in the applicable Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the compensation committee is a non-employee director as defined in Rule 16b-3 of the Exchange Act and is an outside director as defined in Section 162(m) of the Internal Revenue Code, and each member of our audit committee is independent as defined in Exchange Rule 10A-3 except Mr. Maxson. (See Item 10, Audit Committee Matters.)

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of KPMG LLP has been our independent auditors since 1998. Fees paid to KPMG LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services rendered by KPMG LLP for the years ended December 31, 2012 and 2011 were $338,000 and $340,278, respectively. Audit services consisted primarily of the audit and quarterly reviews of our financial statements, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, accounting and financial reporting consultations, and research work necessary to comply with generally accepted accounting principles.

Audit-Related Fees. Fees for audit-related services provided during the years ended December 31, 2012 and 2011 were $52,000 and $51,300, respectively. Audit-related services consisted primarily of professional services provided with respect to yearly audits of our 401(k) employee savings plan and Passenger Facility Charge audits.

Tax Fees. There were no fees for tax services billed during the years ended December 31, 2012 and 2011.

All Other Fees. During the fiscal year 2012 no other services were provided by KPMG LLP to the Company. During the fiscal year 2011, $20,215 was billed for review of amendments to a resale registration statement. In fiscal year 2011, no other services were provided by KPMG LLP to the Company.

Audit Committee Pre-Approval Policies and Procedures

The charter of our audit committee provides that the audit committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for our company by the independent auditors, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent auditors include the committee reviewing a budget for audit services, audit-related services, tax services, and other services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are anticipated at the time the budget is submitted. Committee approval would be required to exceed the budgeted amount for a particular category of services or to engage the independent auditors for any services not included in the budget. Budgeted amounts were not exceeded in 2012. The audit committee periodically monitors the services rendered by, and actual fees paid to, the independent auditors to ensure that such services are within the parameters approved by the committee. The text of the audit committee charter is posted on our web site at www.flygreatlakes.com. The audit committee pre-approved all of the services we received from KPMG LLP during fiscal year 2012.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial statements of the Company included in Item 8, “Financial Statements and Supplementary Data”:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2012 and 2011

(iii)	Statements of Income for the Years Ended December 31, 2012, 2011 and 2010

(iv)	Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

(v)	Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

(vi)	Notes to Financial Statements

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

GREAT LAKES AVIATION, LTD.

Dated: March 26, 2013	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael O. Matthews
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

Signature	Title	Date

/s/ Douglas G. Voss	Chairman of the Board and President	March 26, 2013
Douglas G. Voss

/s/ Charles R. Howell IV	Chief Executive Officer	March 26, 2013
Charles R. Howell IV	(Principal Executive Officer)

/s/ Michael O. Matthews	Vice President and	March 26, 2013
Michael O. Matthews	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Vernon A. Mickelson	Director	March 26, 2013
Vernon A. Mickelson

/s/ Ivan L. Simpson	Director	March 26, 2013
Ivan L. Simpson

/s/ A. L. Maxson	Director	March 26, 2013
A. L. Maxson

/s/ Allan R. Moulton III	Director	March 26, 2013
Allan R. Moulton III

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (3)

10.2	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.3	Amendment No. 2 to Code Share Agreement, dated July 1, 2009 by and between Frontier Airlines, Inc. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (5)

10.4	Agreement between the Company and Raytheon Aircraft Credit Corporation, dated June 10, 2011. (6)

10.5	Amendment to Agreement between the Company and Raytheon Aircraft Credit Corporation, dated August 31, 2011. (7)

10.6	Amendment to Agreement between the Company and Raytheon Aircraft Credit Corporation, dated October 14, 2011. (8)

10.7	Codeshare Agreement between the Company and United Air Lines, dated September 1, 2011. Portions of this Exhibit have been excluded from the publicly available document pursuant to a grant of confidential treatment. (9)

10.8	Credit Agreement by and among the registrant, GB Merchant Partners, LLC, Crystal Financial LLC, and the other financial institutions and entities party thereto, dated November 16, 2011. (10)

10.9	Pledge and Security Agreement by and among the registrant and the Pledgors, dated November 16, 2011. (10)

10.10	Aircraft, Engines, Spare Engines, Propellers, Spare Propellers and Spare Parts Mortgage and Security Agreement, dated November 16, 2011. (10)

10.11	Payoff Letter Agreement dated November 16, 2011 between the Company and Raytheon Aircraft Credit Corporation. (10)

10.12	First Amendment to Credit Agreement by and among the registrant, GB Merchant Partners, LLC, Crystal Financial LLC, and the other financial institutions and entities party thereto, dated Jan. 16, 2012. (11)

10.13	Second Amendment to Credit Agreement by and among the registrant, GB Merchant Partners, LLC, Crystal Financial LLC, and the other financial institutions and entities party thereto, dated December 27, 2012.

14	Code of Ethics. Available on the Company’s web site.

24	Powers of Attorney. (included in signature page)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.

E-1

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 000-23224)
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 000-23224)
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 30, 2009.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2011. (File No. 000-23224)
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 2, 2011. (File No. 000-23224)
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 17, 2011. (File No. 000-23224)
(9)	Incorporated by reference to the Company’s Amendment No. 1 to Current Report on Form 8-K filed on October 25, 2011. (File No. 000-23224)
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. (File No. 000-23224)
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. (File No. 000-23224)

E-2