Form 10-Q
period 2013-03-31
GREAT LAKES AVIATION LTD
filed 2013-05-14
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013, 8,974,990 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

Item 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$1,873,662	$2,887,634
Accounts receivable and other receivables	8,947,141	9,235,433
Inventories	9,653,291	8,971,610
Prepaid expenses and other current assets	2,624,358	2,634,839
Deferred income taxes	3,573,024	3,573,024

Total current assets	26,671,476	27,302,540

Property and equipment:
Flight equipment	124,821,046	124,406,769
Other property and equipment	10,530,242	10,498,439
Less accumulated depreciation and amortization	(82,577,498)	(81,123,534)

Total property and equipment	52,773,790	53,781,674

Other assets	3,103,791	3,288,281

Total assets	$82,549,057	$84,372,495

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$3,625,000	$3,500,000
Accounts payable	4,211,375	4,604,906
Accrued interest, unearned revenue and other liabilities	4,470,249	4,306,980

Total current liabilities	12,306,624	12,411,886

Long-term debt, net of current maturities	23,173,333	22,673,333
Deferred income taxes	9,267,063	10,226,538

Total liabilities	44,747,020	45,311,757

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.
No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares.
Issued and outstanding: 8,974,990 shares	89,750	89,750
Paid-in capital	31,494,609	31,494,609
Accumulated earnings	6,217,678	7,476,379

Total stockholders’ equity	37,802,037	39,060,738
Commitments and contingencies

Total liabilities and stockholders’ equity	$82,549,057	$84,372,495

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income (Loss)

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
Operating Revenues:
Passenger	$15,234,744	$17,925,740
Public service	14,150,037	13,286,884
Freight, charter, and other	106,553	144,777

Total operating revenues	29,491,334	31,357,401

Operating expenses:
Salaries, wages, and benefits	8,808,572	8,083,714
Aircraft fuel	9,994,345	10,159,134
Aircraft maintenance, materials, and repairs	3,249,559	2,814,967
Depreciation and amortization	1,600,764	1,429,678
Passenger aircraft rental	—	150,000
Other rentals and landing fees	1,981,711	1,851,030
Other operating expenses	4,861,939	5,273,795

Total operating expenses	30,496,890	29,762,318

Operating income (Loss)	(1,005,556)	1,595,083
Other expense:
Interest expense, net of interest income of $462 and $409, respectively	(1,105,291)	(1,296,152)

Income (loss) before income taxes	(2,110,847)	298,931

Income tax benefit (expense)	852,146	(123,079)

Net income (loss)	$(1,258,701)	$175,852

Net income (loss) per share:
Basic	$(0.14)	$0.02
Diluted	$(0.14)	$0.02
Weighted average shares outstanding:
Basic	8,974,990	8,919,990
Diluted	8,974,990	9,028,187

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,258,701)	$175,852
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,600,764	1,429,678
Loss on items beyond economic repair	110,707	50,524
Amortization of debt issuance costs	160,335	160,335
Deferred tax expense (benefit)	(959,475)	3,326
Change in current operating items:
Accounts receivable	288,292	(1,496,177)
Inventories	(681,681)	(294,462)
Prepaid expenses and other current assets	(149,854)	(125,962)
Maintenance deposits	—	(159,085)
Other assets	184,490	(22,260)
Accounts payable	(393,531)	(85,492)
Accrued interest, unearned revenue and other liabilities	163,269	768,155

Net cash provided (used) by operating activities	(935,385)	404,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(703,587)	(1,706,423)

Net cash flows used in investing activities	(703,587)	(1,706,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(875,000)	(750,000)
Proceeds from borrowing	1,500,000	2,000,000

Net cash provided by financing activities	625,000	1,250,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,013,972)	(51,991)
Cash and Cash Equivalents:
Beginning of period	2,887,634	3,592,993

End of period	$1,873,662	$3,541,002

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$922,681	$1,120,269
Cash paid during the period for income taxes	$14,313	$352,500

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Three Months Ended March 31, 2013

(unaudited)

	Common stock			Retained
	Shares	Amount	Paid-in capital	Earnings	Total
Balance at January 1, 2013	8,974,990	$89,750	$31,494,609	$7,476,379	$39,060,738
Net income (loss)	—	—	—	(1,258,701)	(1,258,701)

Balance at March 31, 2013	8,974,990	$89,750	$31,494,609	$6,217,678	$37,802,037

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

March 31, 2013

(unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2012.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the salvage value of fixed assets; the valuation of deferred tax assets, fixed assets, inventory; and reserves for employee benefit obligations and other contingencies.

Business

Passenger Revenue

Great Lakes Aviation, Ltd. (Great Lakes, the Company, we or us) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Airlines or United). Terms of the agreement provide for the Company to continue United Airlines code sharing for destinations the Company currently services to and from Denver, CO, Los Angeles, CA and Phoenix, AZ hubs.

The Company operates under a similar code share agreement with Frontier Airlines, Inc. (Frontier Airlines or Frontier). The Frontier agreement provides for the use of Frontier’s flight designator code on the Company’s flights connecting with Frontier’s flights in Denver, CO, Los Angeles, CA, and Phoenix, AZ. Both of the Company’s code share agreements do not have fixed termination dates and are cancellable by either party upon sufficient notice.

In addition to the Company’s code share agreements and independent branding, the Company has developed electronic ticketing (e-ticket) interline agreements with American Airlines, Delta Airlines, Frontier Airlines, United Airlines and U.S. Airways.

Currently, we estimate that approximately 39% of Great Lakes’ passenger traffic utilizes the United code share product line and approximately 18% of Great Lakes’ passenger traffic utilizes the Frontier code share product line.

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights.

Public Service Revenue

Approximately 48% and 42% of the Company’s total revenue during each of the three months ended March 31, 2013 and 2012, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program through September 30, 2015.

As of May 10, 2013, the Company served 45 airports, of which 32 locations receive EAS subsidy, in 13 states with a fleet of six Embraer EMB-120 Brasilia and 28 Raytheon/Beechcraft 1900D regional airliners. The Company currently operates hubs at Denver, CO, Los Angeles, CA, Minneapolis, MN and Phoenix, AZ.

Liquidity

The Company has historically used debt to finance the purchase of its aircraft. On November 16, 2011, the Company entered into a financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”). Terms of the financing include a four-year term loan in the amount of $24.0 million with a current balance of $17.8 million and a revolving loan credit facility in which the Company may borrow up to $10.0 million with a current balance of $9.0 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft.

Mandatory contractual principal and interest obligations for the next 12 months will be approximately $7.2 million. In addition to the mandatory contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows, on September 30 of each year as determined in the Credit Agreement.

The Company has drawn down $9.0 million on the revolving credit facility as of March 31, 2013. The draws are secured by accounts receivable, parts inventory and spare engines. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

2. Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended
	March 31,
	2013	2012
Numerator:
Net Income (loss)	$($1,258,701)	$$175,852
Denominator:
Weighted average shares outstanding, basic	8,974,990	8,919,990
Dilutive effect of employee stock options	—	108,197

Weighted average shares outstanding, diluted	8,974,990	9,028,187
Net income (loss) per share, basic	$(0.14)	$0.02
Net income (loss) per share, diluted	$(0.14)	$0.02

No options were excluded from the calculation of net income per diluted common share as the exercise prices of all such options were lower than the average market price of common stock for the three month period ending March 31, 2012. There were no options outstanding for the three month period ending March 31, 2013.

3. Accrued Liabilities

Accrued liabilities consisted of the following balances at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Unearned revenue	$1,903,900	1,710,269
Accrued property taxes	151,054	30,830
Accrued interest	330,551	307,849
Accrued payroll	2,084,744	2,258,032

Total accrued liabilities	$4,470,249	$4,306,980

4. Long-Term Debt

The following table sets forth, as of March 31, 2013 and December 31, 2012, the carrying amount of the Company’s long-term debt and the current maturities of long term debt. The carrying amount of the debt includes the principal payments contractually required under the debt agreements:

	March 31,	December 31,
	2013	2012
Long-term debt:
GB/Crystal Term Loan — principal	$17,825,000	$18,700,000
GB/Crystal Revolving Loan — principal	8,973,333	7,473,333

Total long-term debt	26,798,333	26,173,333
Less current portion:
GB/Crystal Term Loan — principal	(3,625,000)	(3,500,000)

Total current portion	(3,625,000)	(3,500,000)

Total long-term portion	$23,173,333	$22,673,333

On November 16, 2011, the Company entered into a financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent. Terms of the financing include a four-year term loan in the amount of $24.0 million and a revolving loan credit facility in which the Company may borrow up to $10.0 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%. Voluntary prepayments of the term loan are subject to prepayment penalties of 3% of the loan if prepaid prior to November 11, 2013 and declining in increments of 1% at each anniversary of the loan thereafter. As of March 31, 2013, $17.8 million was outstanding under the term loan. In addition to the scheduled contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows (as defined in the Credit Agreement), as measured on September 30 of each year. The Company is required to prepay an amount equal to 50% of such excess cash flow for the twelve–month period beginning September 30, 2012 and ending September 30, 2013, and each subsequent twelve-month period thereafter. The excess cash flow payments are to be applied to reduce the outstanding principal balance of the term loan.

The term loan is set to mature on November 16, 2015 at which time the outstanding principal balance due is scheduled to be $7.8 million.

As of March 31, 2013, $9.0 million was outstanding under the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The revolving loan credit facility is set to mature on November 16, 2015 at which time any outstanding principal balance will be due.

5. Transactions with Affiliates

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total rental payments were $7,125 for each of the three months ending March 31, 2013 and 2012, respectively. As of March 31, 2013, Mr. Voss owned or controlled 4,160,247 shares of common stock of the Company, representing approximately 46.4% of the Company’s outstanding common stock.

6. Income Taxes

The Company’s annual effective income tax rate is estimated to be 41.1% for 2013. The Company’s effective tax rate includes non-deductible permanent tax differences. Prior to 2004, the Company reported significant cumulative losses and generated substantial net operating loss carryforwards. From 2007 through the current period, the Company utilized a portion of these carryforwards to offset taxable income.

7. Fair Value Measurements

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

All of the Company’s debt is comprised of variable rate debt (see Note 4). Because there is not an active market for the Company’s notes, and the Company is unable to determine an appropriate discount rate to use in estimating the fair value of this obligation or the probability of early redemption, it is not practical to estimate the fair value of the debt.

8. Subsequent Event

We evaluated events after March 31, 2013, through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We were incorporated on October 25, 1979 as an Iowa corporation and became a publicly traded company in January 1994. We commenced scheduled air service operations on October 12, 1981. Great Lakes Airlines currently operates hubs at Denver, CO, Los Angeles, CA, Minneapolis, MN and Phoenix, AZ.

We are a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United or United Airlines) and Frontier Airlines, Inc. (Frontier or Frontier Airlines). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. In addition to our code share agreements and independent branding, we have developed electronic ticketing (e-ticket) interline agreements with American Airlines, Delta Airlines, Frontier Airlines, United Airlines and U.S. Airways.

As of May 10, 2013, we served 45 airports in 13 states with a fleet of six Embraer EMB-120 Brasilias and 28 Raytheon/Beech 1900D regional airliners.

Essential Air Service (“EAS”) Program

We derived approximately 48% of our total revenue from the EAS program in the three month period ending March 31, 2013, which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the EAS program for federal fiscal years 2011 through 2015. Federal fiscal year 2015 ends on September 30, 2015. The FAA Modernization and Reform Act of 2012 reaffirmed the Congressional commitment to the continuance of the Essential Air Service program. The EAS program does require a portion of the funding through annual Congressional appropriations.

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

As of May 10, 2013, we served 32 EAS communities on a subsidized basis.

EAS Program Activity Subsequent to January 1, 2013

On February 1, 2013 we continued our service to Dickinson, ND on a non-subsidized basis.

On February 12, 2013 the U.S. Department of Transportation terminated the eligibility of Ely, NV under the EAS program effective April 1, 2013. We operated our last flight to Ely, NV on March 31, 2013 and consequently discontinued operations at our Las Vegas, NV hub.

Financial Highlights

We had operating revenue of $29.5 million for the three-month period ending March 31, 2013, a 6.0 percent decrease compared to operating revenue of $31.4 million for the three-month period ending March 31, 2012. We realized a $2.7 million decrease in passenger revenue and an $0.9 million increase in public service revenue compared to the prior year period.

We had an operating loss of $1.0 million for the three-month period ending March 31, 2013, compared to operating income of $1.6 million for the three-month period ending March 31, 2012. The $2.6 million decrease in operating income is attributable to a $2.7 million decrease in passenger revenue and a $0.7 million increase in operating expenses; partially offset by a $0.9 million increase in public service revenue.

We realized a net loss of $1.3 million for the three-month period ending March 31, 2013, compared to net income of $0.2 million for the three-month period ending March 31, 2012. The decrease in net income is primarily a result of a $1.9 million decrease in operating revenue and a $0.7 million increase in operating expenses, partially offset by a $0.9 million increase in public service revenue, interest expense decreasing by $0.2 million and an income tax benefit for the period of $0.9 million.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following table sets forth certain financial information regarding our results of operations for the three months ended March 31, 2013 and 2012.

Statement of Income (Loss) Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2013			Year over Year	2012
	Amount	Cents per		Revenue/Cost Increase (Decrease)	Amount	Cents per
	(in thousands)	ASM		Percentage	(in thousands)	ASM
Operating revenues:
Passenger	$15,235	16.9	¢	(15.0)%	$17,926	18.8	¢
Public service	14,150	15.7		6.5	13,287	13.9
Freight, charter and other	107	0.1		(26.2)	145	0.2

Total operating revenues	29,492	32.7		(6.0)	31,358	32.8

Operating expenses:
Salaries, wages, and benefits	8,809	9.8		9.0	8,084	8.5
Aircraft fuel	9,994	11.1		(1.6)	10,159	10.6
Aircraft maintenance, materials and repairs	3,250	3.6		15.5	2,815	2.9
Depreciation and amortization	1,601	1.8		12.0	1,430	1.5
Passenger Aircraft rental	—	0.0		(100.0)	150	0.2
Other rentals and landing fees	1,982	2.2		7.1	1,851	1.9
Other operating expenses	4,862	5.4		(7.8)	5,274	5.5

Total operating expenses	30,498	33.8		2.5	29,763	31.2

Operating income (loss)	(1,006)	(1.1)		(163.1)	1,595	1.7
Interest expense, net	(1,105)	(1.2)		(14.7)	(1,296)	(1.4)

Income (Loss) before income taxes	(2,111)	(2.3	)¢	(806.0)%	299	0.3	¢
Income tax benefit (expense)	852	0.9		(792.7)	(123)	(0.1)

Net Income (Loss)	$(1,259)	(1.4	)¢	(815.3)%	$176	0.2	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended March 31, 2013 and 2012.

	March 31, 2013		Increase (Decrease) from 2012	March 31, 2012
Selected Operating Data:
Available seat miles (in thousands) (1)	90,256		-5.5%	95,492
Revenue passenger miles (in thousands) (2)	32,536		-19.7%	40,540
Revenue passengers carried	110,237		-11.5%	124,560
Departures flown	19,255		3.7%	18,570
Passenger load factor (3)	36.0%		-15.3%	42.5%
Average yield per revenue passenger mile (4)	46.8	¢	5.9%	44.2	¢
Revenue per available seat miles (5)	32.7	¢	-0.3%	32.8	¢
Cost per available seat mile (6)	33.8	¢	8.3%	31.2	¢
Average passenger fare (7)	$138.20		-4.0%	$143.91
Average passenger trip length (miles) (8)	295		-9.2%	325
Average cost per gallon of fuel	$3.82		0.5%	$3.80

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Quarter 2013 to First Quarter 2012

Passenger Revenues. Passenger revenues were $15.2 million in the first quarter of 2013, a decrease of 15.0% from $17.9 million in the first quarter of 2012. The $2.7 million quarter-over-quarter decrease in passenger revenues was primarily attributable to a reduction of scheduled service in markets that were experiencing diminishing year-over-year load factors and lower revenue passenger mile (RPM) yields of less than 37.6 cents. The 11.5% decrease in passengers carried during the first quarter of 2013 was primarily attributable to these same schedule reductions. The scheduled service reductions in these markets, whose average trip length exceeded 500 miles, contributed to a 5.5% decrease in available seat miles (ASM) in the first quarter of 2013 compared to the first quarter of 2012. For the same year-over-year period, our average yield per RPM increased 5.9%.

Public Service Revenues. Public service revenues collected through the EAS Program increased 6.5% to $14.1 million during the first quarter of 2013, as compared to $13.3 million during the first quarter of 2012. The increase in public service revenue was mostly due to a net increase in EAS communities served. At March 31, 2013 and March 31, 2012, we served 33 and 32 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues were $0.1 million during the first quarter of 2013, which was consistent with the first quarter of 2012.

Operating Expenses. Total operating expenses were $30.5 million, or 33.8 cents per ASM, in the first quarter of 2013, as compared to $29.8 million, or 31.2 cents per ASM in the first quarter of 2012.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $8.8 million in the first quarter of 2013, an increase of 9.0% from $8.1 million in the first quarter of 2012. The increase in salaries, wages, and benefits was mostly attributable to the increased number of employees, as we expanded our Minneapolis hub operations, in combination with increased employee benefit expenses.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $10.0 million, or 11.1 cents per ASM, in the first quarter of 2013. In comparison, our aircraft fuel and into-plane expense for the first quarter of 2012 was $10.2 million, or 10.6 cents per ASM. The 1.6% decrease in our aircraft fuel expense was attributable to a reduction in fuel consumption which was partially offset by 0.5% increase in the average cost of fuel per gallon.

The average cost of fuel increased from $3.80 per gallon in the first quarter of 2012 to $3.82 per gallon in the first quarter of 2013. A $0.02 per gallon increase in fuel price contributed approximately $0.1 million of increased fuel expense in the first quarter of 2013. This was offset by an approximate $0.3 million decrease in fuel expense attributable to less fuel consumption in the first quarter of 2013, resulting in a net decrease in fuel expense of approximately $0.2 million in the first quarter of 2013 compared to the first quarter of 2012.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $3.2 million during the first quarter of 2013, which was a 15.5% increase from $2.8 million during the first quarter of 2012. The increase was primarily attributable to the timing of engine overhaul expenses.

Depreciation and amortization. Depreciation and amortization expense was $1.6 million during the first quarter of 2013 and $1.4 million in the first quarter of 2012. The increase in depreciation expense is a result of purchasing $6.5 million of flight equipment and other equipment in 2012.

Passenger Aircraft Rental. We had no passenger aircraft lease expense during the first quarter of 2013 compared to $0.2 million during the first quarter of 2012. The decrease is attributable to purchasing aircraft in December 2012 which were previously being leased. We currently own all of our passenger service aircraft.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $2.0 million during the first quarter of 2013, which was an increase from $1.9 million during the first quarter of 2012. The increase was mainly attributable to service in the Minneapolis hub, which was partially offset by reduced expense in the remaining hubs.

Other Operating Expenses. Other operating expenses were $4.9 million, or 5.4 cents per ASM during the first quarter of 2013, which was a decrease from $5.3 million, or 5.5 cents per ASM during the first quarter of 2012. The decrease was mainly attributable to decreases in passenger related expenses of $230,000, contract airline handling of $207,000, employee related expenses of $88,000, legal and professional fees of $64,000, insurance expense of $54,000 and other expenses of $45,000. These were partially offset by increased deicing expenses of $277,000.

Interest Expense. We incurred interest expense of $1.1 million in the first quarter of 2013, compared to $1.3 million in the first quarter of 2012 as a result of reducing our long-term debt.

Income Tax Expense. For the three months ended March 31, 2013, we recorded an income tax benefit of $0.9 million and for the three months ended March 31, 2012, we recorded an income tax expense of $0.1 million. Our estimated effective federal and state income tax rate is 41.1% for the three months ended March 31, 2012.

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

Liquidity, Financing and Capital Resources

As of March 31, 2013, working capital totaled $14.4 million and our current ratio was 2.17:1, compared to working capital at December 31, 2012, of $14.9 million and a current ratio of 2.20:1.

On November 16, 2011, we entered into a financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”). Terms of the financing include a four-year term loan in the amount of $24.0 million with a current balance of $17.8 million and a revolving loan credit facility in which we may borrow up to $10.0 million with a current balance of $9.0 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, our obligations to the lenders identified in the Credit Agreement are secured by substantially all of our assets, including all owned aircraft.

Mandatory contractual principal and interest obligations for the next 12 months will be approximately $7.2 million. In addition to the scheduled contractual principal and interest obligations, we are required to prepay an amount equal to 50% of such excess cash flow for the twelve–month period beginning September 30, 2012 and ending September 30, 2013, and each subsequent twelve-month period thereafter. The excess cash flow payments are to be applied to reduce the outstanding principal balance of the term loan.

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

Sources and Uses of Cash. As of March 31, 2013, our cash balance was $1.9 million, a $1.0 million decrease from the cash balance of $2.9 million as of December 31, 2012. We made principal payments on term debt of $0.9 million and borrowed $1.5 million on the revolving loan during the first quarter of 2013.

Cash Provided by Operating Activities. During the first three months of 2013, we had negative cash flow from operating activities in the amount of $0.9 million. During the three months we generated a net loss of $1.3 million and recorded non-cash depreciation and amortization of $1.6 million.

Cash Flows from Investing Activities. During the first three months of 2013, we invested $0.7 million for the purchase of replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first three months of 2013, we utilized $0.9 million of cash to reduce our outstanding notes payable and long-term debt balances and drew an additional $1.5 million on the available revolving loan.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of March 31, 2013, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 33.4% of our operating expenses in the three-month period ending March 31, 2013. At rates of consumption for the first three months of 2013, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $106,000 annually.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At March 31, 2013, we had approximately $26.8 million of variable rate debt. Going forward, we could be subject to increased rates of interest on our debt if the 30 day LIBOR rate increases by more than 2.25 percentage points.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

During the Company’s most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There were no new legal proceedings initiated by or against us during the period covered by this Quarterly Report on Form 10-Q.

During the period covered by this Quarterly Report on Form 10-Q, there were no material developments in any legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A. RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 26, 2013.

Item 6. EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: May 14, 2013	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.