Form 10-Q
period 2013-06-30
GREAT LAKES AVIATION LTD
filed 2013-08-12
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, 8,974,990 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

Item 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$2,739,134	$2,887,634
Accounts receivable and other receivables	9,468,626	9,235,433
Inventories	9,024,497	8,971,610
Prepaid expenses and other current assets	2,713,849	2,634,839
Deferred income taxes	3,573,024	3,573,024

Total current assets	27,519,130	27,302,540

Property and equipment:
Flight equipment	124,816,878	124,406,769
Other property and equipment	10,549,754	10,498,439
Less accumulated depreciation and amortization	(84,045,303)	(81,123,534)

Total property and equipment	51,321,329	53,781,674

Other assets	2,710,212	3,288,281

Total assets	$81,550,671	$84,372,495

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$3,750,000	$3,500,000
Accounts payable	3,609,881	4,604,906
Accrued interest, unearned revenue and other liabilities	4,798,906	4,306,980

Total current liabilities	12,158,787	12,411,886

Long-term debt, net of current maturities	22,173,333	22,673,333
Deferred income taxes	9,270,636	10,226,538

Total liabilities	43,602,756	45,311,757

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares. No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares. Issued and outstanding: 8,974,990 shares	89,750	89,750
Paid-in capital	31,494,609	31,494,609
Retained earnings	6,363,556	7,476,379

Total stockholders’ equity	37,947,915	39,060,738
Commitments and contingencies

Total liabilities and stockholders’ equity	$81,550,671	$84,372,495

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income (Loss)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Operating Revenues:
Passenger	$16,141,017	$21,480,343	$31,375,761	$39,406,083
Public service	14,401,325	14,534,788	28,551,362	27,821,672
Freight, charter, and other	81,732	87,457	188,285	232,234

Total operating revenues	30,624,074	36,102,588	60,115,408	67,459,989

Operating expenses:
Salaries, wages, and benefits	8,201,511	8,378,358	17,010,083	16,462,072
Aircraft fuel	9,234,155	10,593,129	19,228,500	20,752,263
Aircraft maintenance, materials, and repairs	4,001,873	4,471,544	7,251,432	7,286,511
Depreciation and amortization	1,601,716	1,445,623	3,202,480	2,875,301
Passenger aircraft rental	—	150,000	—	300,000
Other rentals and landing fees	1,812,898	1,829,711	3,799,634	3,685,766
Other operating expenses	4,428,486	5,324,282	9,285,400	10,593,052

Total operating expenses	29,280,639	32,192,647	59,777,529	61,954,965

Operating income	1,343,435	3,909,941	337,879	5,505,024
Other expense:
Interest expense, net of interest income of $553, $783, $1,015 and $1,192, respectively	(1,097,947)	(1,274,638)	(2,203,238)	(2,570,790)

Income (loss) before income taxes	245,488	2,635,303	(1,865,359)	2,934,234

Income tax benefit (expense)	(99,610)	(1,098,462)	752,536	(1,221,541)

Net income (loss)	$145,878	$1,536,841	$(1,112,823)	$1,712,693

Net income (loss) per share:
Basic	$0.02	$0.17	$(0.12)	$0.19
Diluted	$0.02	$0.17	$(0.12)	$0.19
Weighted average shares outstanding:
Basic	8,974,990	8,922,517	8,974,990	8,921,254
Diluted	8,974,990	9,061,512	8,974,990	9,042,915

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,112,823)	$1,712,693
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,202,480	2,875,301
Loss on items beyond economic repair	211,728	113,195
Amortization of debt issuance costs	320,669	320,669
Deferred tax expense (benefit)	(955,902)	989,597
Change in current operating items:
Accounts receivable	(233,193)	(2,761,341)
Inventories	(52,887)	(1,109,162)
Prepaid expenses and other current assets	(399,679)	(575,764)
Maintenance deposits	—	(338,968)
Other assets	578,069	119,966
Accounts payable	(995,025)	(745,652)
Accrued interest, unearned revenue and other liabilities	491,926	1,320,075

Net cash provided by operating activities	1,055,363	1,920,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(953,863)	(2,083,850)

Net cash flows used in investing activities	(953,863)	(2,083,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(1,750,000)	(1,500,000)
Proceeds from borrowing	1,500,000	2,000,000
Proceeds from the issuance of common stock	—	1,562

Net cash (used) provided by financing activities	(250,000)	501,562

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(148,500)	338,321
Cash and Cash Equivalents:
Beginning of period	2,887,634	3,592,993

End of period	$2,739,134	$3,931,314

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$1,903,346	$2,257,584
Cash paid during the period for income taxes	$67,549	$876,682

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Six Months Ended June 30, 2013

(unaudited)

	Common stock			Retained
	Shares	Amount	Paid-in capital	earnings	Total
Balance at January 1, 2013	8,974,990	$89,750	$31,494,609	$7,476,379	$39,060,738
Net income (loss)	—	—	—	(1,112,823)	(1,112,823)

Balance at June 30, 2013	8,974,990	$89,750	$31,494,609	$6,363,556	$37,947,915

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

June 30, 2013

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

Currently, we estimate that approximately 40% of Great Lakes’ passenger traffic utilizes the United code share product line and approximately 18% of Great Lakes’ passenger traffic utilizes the Frontier code share product line.

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights.

Public Service Revenue

Approximately 47% and 41% of the Company’s total revenue during each of the six months ended June 30, 2013 and 2012, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program through September 30, 2015.

As of August 9, 2013, the Company served 45 airports, of which 32 locations receive EAS subsidy, in thirteen states with a fleet of six Embraer EMB-120 Brasilia and 28 Raytheon/Beechcraft 1900D regional airliners. The Company currently operates hubs at Denver, CO, Los Angeles, CA, Minneapolis, MN and Phoenix, AZ.

Liquidity

The Company has historically used debt to finance the purchase of its aircraft. On November 16, 2011, the Company entered into a financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”). Terms of the financing include a four-year term loan in the amount of $24.0 million with a balance of $17.0 million at June 30, 2013 and a revolving loan credit facility in which the Company may borrow up to $10.0 million with a balance of $9.0 million at June 30, 2013. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft.

Mandatory contractual principal and interest obligations for the next 12 months will be approximately $7.2 million. In addition to the mandatory contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows, on September 30 of each year as determined in the Credit Agreement.

The Company has drawn down $9.0 million on the revolving credit facility as of June 30, 2013. The draws are secured by accounts receivable, parts inventory and spare engines. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

2. Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net Income (loss)	$145,878	$1,536,841	$(1,112,823)	$1,712,693
Denominator:
Weighted average shares outstanding, basic	8,974,990	8,922,517	8,974,990	8,921,254
Dilutive effect of employee stock options	—	138,995	—	121,661

Weighted average shares outstanding, diluted	8,974,990	9,061,512	8,974,990	9,042,915
Net income per share, basic	$0.02	$0.17	$(0.12)	$0.19
Net income per share, diluted	$0.02	$0.17	$(0.12)	$0.19

For the three and six month periods ended June 30, 2013 there were no outstanding stock options. For the three and six month periods ended June 30, 2012 no outstanding options were excluded from the calculation of net income per diluted common share as the exercise prices of all such options were lower than the average market price of common stock for the period.

3. Accrued Liabilities

Accrued liabilities consisted of the following balances at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Unearned revenue	2,195,857	1,710,269
Accrued property taxes	286,694	30,830
Accrued interest	287,911	307,849
Accrued payroll	2,028,444	2,258,032

Total accrued liabilities	$4,798,906	$4,306,980

4. Long-Term Debt

The following table sets forth, as of June 30, 2013 and December 31, 2012, the carrying amount of the Company’s long-term debt and the current maturities of long term debt. The carrying amount of the debt includes the principal payments contractually required under the debt agreements:

	June 30,	December 31,
	2013	2012
Long-term debt:
GB/Crystal Term Loan—principal	$16,950,000	$18,700,000
GB/Crystal Revolving Loan—principal	8,973,333	7,473,333

Total long-term debt	25,923,333	26,173,333
Less:
GB/Crystal Term Loan—principal	(3,750,000)	(3,500,000)

Total current portion	(3,750,000)	(3,500,000)

Total long-term portion	$22,173,333	$22,673,333

On November 16, 2011, the Company entered into a financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent. Terms of the financing include a four-year term loan in the amount of $24.0 million and a revolving loan credit facility in which the Company may borrow up to $10.0 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%. Voluntary prepayments of the term loan are subject to prepayment penalties of 3% of the loan if prepaid prior to November 16, 2013 and declining in increments of 1% at each anniversary of the loan thereafter. As of June 30, 2013, $17.0 million was outstanding under the term loan. In addition to the scheduled contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows (as defined in the Credit Agreement), as measured on September 30 of each year. The Company was also required to pay a closing fee based on the initial facility commitment and certain administrative and fronting fees related to the Credit Agreement. The Company is required to prepay an amount equal to 50% of such excess cash flow for the twelve–month period beginning September 30, 2012 and ending September 30, 2013, and each subsequent twelve-month period thereafter. The excess cash flow payments are to be applied to reduce the outstanding principal balance of the term loan.

The term loan is set to mature on November 16, 2015 at which time the outstanding principal balance due is scheduled to be $7.8 million.

As of June 30, 2013, $9.0 million was outstanding under the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The Company is required to pay a monthly unused line fee for the difference between the amount borrowed and the $10.0 million commitment amount. The revolving loan credit facility is set to mature on November 16, 2015 at which time any outstanding principal balance will be due.

5. Related Parties

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for these leases were $14,250 for each of the six months ending June 30, 2013 and 2012, respectively. As of June 30, 2013, Mr. Voss controlled 4,160,247 shares of common stock of the Company, representing approximately 46.4% of the Company’s outstanding common stock.

6. Income Taxes

The Company’s annual effective income tax rate is estimated to be 40.8% for 2013. The Company’s effective tax rate includes non-deductible permanent tax differences. Prior to 2004, the Company reported significant cumulative losses and generated substantial net operating loss carryforwards. From 2007 through the current period, the Company utilized a portion of these carryforwards to offset taxable income.

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

8. Subsequent Event

We evaluated events after June 30, 2013, through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

As of August 9, 2013, we served 45 airports in thirteen states with a fleet of six Embraer EMB-120 Brasilias and 28 Raytheon/Beech 1900D regional airliners.

Essential Air Service (“EAS”) Program

We derived approximately 47% of our total revenue from the EAS program in the six month period ending June 30, 2013, which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

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

As of August 9, 2013, we served 32 EAS communities on a subsidized basis.

EAS Program Activity Subsequent to January 1, 2013

On February 1, 2013 we continued our service to Dickinson, ND, which was previously supported by an EAS subsidy, on a non-subsidized basis.

On February 12, 2013 the U.S. Department of Transportation terminated the eligibility of Ely, NV under the EAS program effective April 1, 2013. We operated our last flight to Ely, NV on March 31, 2013 and consequently discontinued operations at our Las Vegas, NV hub.

Financial Highlights

We had operating revenue of $60.1 million for the six-month period ending June 30, 2013, an 11.0% decrease compared to operating revenue of $67.5 million for the six-month period ending June 30, 2012. We realized a $8.0 million decrease in passenger revenue and an $0.7 million increase in public service revenue compared to the prior year period. The $8.0 million period-over-period decrease in passenger revenues was primarily attributable to a reduction of scheduled service in markets that were experiencing diminishing year-over-year load factors and lower revenue passenger mile (RPM) yields. The 12.3% decrease in passengers carried during the first six months of 2013 was primarily attributable to these same schedule reductions. The scheduled service reductions in these markets, whose average trip length exceeded 500 miles, contributed to an 8.3% decrease in available seat miles (ASM) in the first six months of 2013 compared to the first six months of 2012.

We had operating income of $0.3 million for the six-month period ending June 30, 2013, compared to operating income of $5.5 million for the six-month period ending June 30, 2012. The $5.2 million decrease in operating income is attributable to a $8.1 million decrease in passenger revenue partially offset by a $2.2 million decrease in operating expenses and $0.7 million increase in public service revenue.

We realized a net loss of $1.1 million for the six-month period ending June 30, 2013, compared to net income of $1.7 million for the six-month period ending June 30, 2012. The decrease in net income is primarily a result of a $7.3 million decrease in operating revenue partially offset by a $2.2 million decrease in operating expenses and interest expense decreasing by $0.4 million and an income tax benefit of $0.8 million for the six-month period ending June 30, 2013 compared to an income tax expense of $1.9 million for the period for the six-month period ending June 30, 2012.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following table sets forth certain financial information regarding our results of operations for the three months ended June 30, 2013 and 2012.

Statement of Income (Loss) Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30,
	2013				2012
				Year over Year
				Revenue/Cost
		Cents		Increase		Cents
	Amount	per		(Decrease)	Amount	per
	(in thousands)	ASM		Percentage	(in thousands)	ASM
Operating revenues:
Passenger	$16,141	17.9	¢	(24.9)%	$21,480	21.2	¢
Public service	14,401	16.0		(0.9)	14,535	14.4
Freight, charter and other	82	0.1		(6.8)	88	0.1

Total operating revenues	30,624	34.0		(15.2)	36,103	35.7

Operating expenses:
Salaries, wages, and benefits	8,202	9.1		(2.1)	8,378	8.3
Aircraft fuel	9,234	10.3		(12.8)	10,593	10.5
Aircraft maintenance, materials and repairs	4,002	4.4		(10.5)	4,472	4.4
Depreciation and amortization	1,602	1.8		10.8	1,446	1.4
Passenger Aircraft rental	—	0.0		(100.0)	150	0.1
Other rentals and landing fees	1,813	2.0		(0.9)	1,830	1.8
Other operating expenses	4,428	4.9		(16.8)	5,324	5.3

Total operating expenses	29,281	32.5		(9.0)	32,193	31.8

Operating income (loss)	1,343	1.5		(65.7)	3,910	3.9
Interest expense, net	(1,098)	(1.2)		(13.9)	(1,275)	(1.3)

Income (Loss) before income taxes	245	0.3	¢	(90.7)%	2,635	2.6	¢
Income tax benefit (expense)	(99)	(0.1)		(91.0)	(1,098)	(1.1)

Net Income (Loss)	$146	0.2	¢	(90.5)%	$1,537	1.5	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended June 30, 2013 and 2012.

	June 30, 2013		Increase (Decrease) from 2012	June 30, 2012
Selected Operating Data:
Available seat miles (in thousands) (1)	89,978		-11.0%	101,123
Revenue passenger miles (in thousands) (2)	35,721		-20.5%	44,937
Revenue passengers carried	122,829		-13.0%	141,147
Departures flown	18,828		-6.0%	20,036
Passenger load factor (3)	39.7%		-10.6%	44.4%
Average yield per revenue passenger mile (4)	45.2	¢	-5.4%	47.8	¢
Revenue per available seat miles (5)	34.0	¢	-4.8%	35.7	¢
Cost per available seat mile (6)	32.5	¢	2.2%	31.8	¢
Average passenger fare (7)	$131.41		-13.6%	$152.18
Average passenger trip length (miles) (8)	291		-8.5%	318
Average cost per gallon of fuel	$3.54		-5.6%	$3.75

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Second Quarter 2013 to Second Quarter 2012

Passenger Revenues. Passenger revenues were $16.1 million in the second quarter of 2013, a decrease of 24.9% from $21.5 million in the second quarter of 2012. The $5.3 million quarter-over-quarter decrease in passenger revenues was primarily attributable to a reduction of scheduled service in markets that were experiencing diminishing year-over-year load factors and lower revenue passenger mile (RPM) yields. The 13.0% decrease in passengers carried during the second quarter of 2013 was primarily attributable to these same schedule reductions. The scheduled service reductions in these markets, whose average trip length exceeded 500 miles, contributed to an 11.0% decrease in available seat miles (ASM) in the second quarter of 2013 compared to the second quarter of 2012.

Public Service Revenues. Public service revenues collected through the EAS Program of $14.4 million and $14.5 million were relatively flat for the second quarter of 2013 and 2012, respectively. At June 30, 2013 and June 30, 2012, we served 32 and 35 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues were $0.1 million during the second quarter of 2013, which was consistent with the second quarter of 2012.

Operating Expenses. Total operating expenses were $29.3 million, or 32.5 cents per ASM, in the second quarter of 2013, as compared to $32.2 million, or 31.8 cents per ASM in the second quarter of 2012.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $8.2 million in the second quarter of 2013, a decrease of 2.1% from $8.4 million in the second quarter of 2012. The decrease in salaries, wages, and benefits was mostly attributable to less labor expense associated with a 6% reduction in the number of departures compared to the second quarter of 2012.

At June 30, 2013, we had 743 full-time and 345 part-time active employees, as compared to 798 full-time and 347 part-time active employees at June 30, 2012.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $9.2 million, or 10.3 cents per ASM, in the second quarter of 2013. In comparison, our aircraft fuel and into-plane expense for the second quarter of 2012 was $10.6 million, or 10.5 cents per ASM. The 12.8% decrease in our aircraft fuel expense was attributable to a reduction in fuel consumption associated with fewer ASMs in combination with a lower average cost of fuel per gallon.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $4.0 million during the second quarter of 2013, which was a 10.5% decrease from $4.5 million during the second quarter of 2012. The decrease was primarily attributable to a reduction in parts expense as the result of the timing of scheduled maintenance activities.

Depreciation and amortization. Depreciation and amortization expense was $1.6 million during the second quarter of 2013 and $1.4 million in the second quarter of 2012. The increase in depreciation expense is a result of purchasing $6.5 million of flight equipment and other equipment in 2012.

Passenger Aircraft Rental. We had no passenger aircraft lease expense during the second quarter of 2013 compared to $0.2 million during the second quarter of 2012. In December 2012, we purchased aircraft which we were previously leasing. We currently own all of our passenger service aircraft.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.8 million during the second quarter of 2013, which was relatively unchanged from $1.8 million during the second quarter of 2012.

Other Operating Expenses. Other operating expenses were $4.4 million, or 4.9 cents per ASM during the second quarter of 2013, which was a decrease from $5.3 million, or 5.3 cents per ASM during the second quarter of 2012. The decrease was mainly attributable to decreases in passenger related expenses of $269,000, contract airline handling of $101,000, employee related expenses of $122,000, legal and professional fees of $97,000, insurance expense of $44,000 and other expenses of $79,000. These were partially offset by increased deicing expenses of $176,000.

Interest Expense. We incurred interest expense of $1.1 million in the second quarter of 2013, compared to $1.3 million in the second quarter of 2012 as a result of reducing our long-term debt.

Income Tax Expense. For the three months ended June 30, 2013, we recorded an income tax expense of $0.1 million and for the three months ended June 30, 2012, we recorded an income tax expense of $1.0 million. Our estimated effective federal and state income tax rate is 40.8% for the three months ended June 30, 2013.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following table sets forth certain financial information regarding our results of operations for the six months ended June 30, 2013 and 2012.

Statement of Income (Loss) Data

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2013				2012
				Year over Year
		Cents		Revenue/Cost		Cents
	Amount	per		Increase (Decrease)	Amount	per
	(in thousands)	ASM		Percentage	(in thousands)	ASM
Operating revenues:
Passenger	$31,376	17.4	¢	(20.4)%	$39,406	20.0	¢
Public service	28,551	15.8		2.6	27,822	14.2
Freight, charter and other	188	0.1		(19.0)	232	0.1

Total operating revenues	60,115	33.4		(10.9)	67,460	34.3

Operating expenses:
Salaries, wages, and benefits	17,010	9.4		3.3	16,462	8.4
Aircraft fuel	19,229	10.7		(7.3)	20,752	10.6
Aircraft maintenance, materials and repairs	7,251	4.0		(0.5)	7,287	3.7
Depreciation and amortization	3,202	1.8		11.4	2,875	1.5
Passenger Aircraft rental	—	0.0		(100.0)	300	0.2
Other rentals and landing fees	3,800	2.1		3.1	3,686	1.9
Other operating expenses	9,285	5.2		(12.3)	10,593	5.4

Total operating expenses	59,777	33.2		(3.5)	61,955	31.5

Operating income (loss)	338	0.2		(93.9)	5,505	2.8
Interest expense, net	(2,203)	(1.2)		(14.3)	(2,571)	(1.3)

Income (Loss) before income taxes	(1,865)	(1.0	)¢	(163.6)%	2,934	1.5	¢
Income tax benefit (expense)	752	0.4		(161.6)	(1,221)	(0.6)

Net Income (Loss)	$(1,113)	(0.6	)¢	(165.0)%	$1,713	0.9	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the six months ended June 30, 2013 and 2012.

	June 30, 2013		Increase (Decrease) from 2012	June 30, 2012
Selected Operating Data:
Available seat miles (in thousands) (1)	180,233		-8.3%	196,614
Revenue passenger miles (in thousands) (2)	68,257		-20.1%	85,476
Revenue passengers carried	233,066		-12.3%	265,707
Departures flown	38,083		-1.4%	38,606
Passenger load factor (3)	37.9%		-12.9%	43.5%
Average yield per revenue passenger mile (4)	46.0	¢	-0.2%	46.1	¢
Revenue per available seat miles (5)	33.4	¢	-2.6%	34.3	¢
Cost per available seat mile (6)	33.2	¢	5.4%	31.5	¢
Average passenger fare (7)	$134.62		-9.2%	$148.31
Average passenger trip length (miles) (8)	293		-9.0%	322
Average cost per gallon of fuel	$3.68		-2.4%	$3.77

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Six Months 2013 to First Six Months 2012

Passenger Revenues. Passenger revenues were $31.4 million in the first six months of 2013, a decrease of 20.4% from $39.4 million in the first six months of 2012. The $8.0 million period-over-period decrease in passenger revenues was primarily attributable to a reduction of scheduled service in markets that were experiencing diminishing year-over-year load factors and lower revenue passenger mile (RPM) yields. The 12.3% decrease in passengers carried during the first six months of 2013 was primarily attributable to these same schedule reductions. The scheduled service reductions in these markets, whose average trip length exceeded 500 miles, contributed to an 8.3% decrease in available seat miles (ASM) in the first six months of 2013 compared to the first six months of 2012.

Public Service Revenues. Public service revenues collected through the EAS Program increased 2.6% to $28.6 million during the first six months of 2013, as compared to $27.8 million during the first six months of 2012. The increase in public service revenue was mostly due to incremental service dedicated to certain EAS markets in combination with renewals of EAS markets served at higher subsidy rates. At June 30, 2013 and June 30, 2012, we served 32 and 35 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues were $0.2 million during the first six months of 2013, which was consistent with the first six months of 2012.

Operating Expenses. Total operating expenses were $59.8 million, or 33.2 cents per ASM, in the first six months of 2013, as compared to $62.0 million, or 31.5 cents per ASM in the first six months of 2012.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $17.0 million in the first six months of 2013, an increase of 3.3% from $16.5 million in the first six months of 2012. The increase in salaries, wages, and benefits was mostly attributable to increased maintenance and ground personnel wages of approximately $290,000 combined with incremental employee insurance and tax expense of approximately $250,000.

At June 30, 2013, we had 743 full-time and 345 part-time active employees, as compared to 798 full-time and 347 part-time active employees at June 30, 2012. We had 800 full-time and 365 part-time active employees at March 31, 2013 which caused our average active employees to be higher for the six month period ending June 30, 2013 compared to our average active employees for six month period ending June 30, 2012.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $19.2 million, or 10.7 cents per ASM, in the first six months of 2013. In comparison, our aircraft fuel and into-plane expense for the first six months of 2012 was $20.8 million, or 10.6 cents per ASM. The 7.3% decrease in our aircraft fuel expense was attributable to a reduction in fuel consumption associated with fewer ASMs in combination with a lower average cost of fuel per gallon. $1.1 million of the decrease in fuel expense is a result of less fuel consumed and $0.5 million is attributable to a $0.09 per gallon decrease in the average price of fuel compared to the same six-month period in 2012.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $7.3 million during the first six months of 2013, which was comparable to the first six months of 2012.

Depreciation and amortization. Depreciation and amortization expense was $3.2 million during the first six months of 2013 versus $2.9 million in the first six months of 2012. The increase in depreciation expense is a result of purchasing $6.5 million of flight equipment and other equipment in 2012.

Passenger Aircraft Rental. We had no passenger aircraft lease expense during the first six months of 2013 compared to $0.3 million during the first six months of 2012. In December 2012, we purchased aircraft which we were previously leasing. We currently own all of our passenger service aircraft.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $3.8 million during the first six months of 2013, which was an increase from $3.7 million during the first six months of 2012. The $114,000 increase was mostly attributable to activity at our Minneapolis hub, partially offset by terminating service at our Las Vegas hub.

Other Operating Expenses. Other operating expenses were $9.3 million, or 5.2 cents per ASM during the first six months of 2013, which was a decrease from $10.6 million, or 5.4 cents per ASM during the first six months of 2012. The $1.3 million decrease was mainly attributable to decreases in passenger related expenses of $590,000, contract airline handling of $308,000, employee related expenses of $179,000, legal and professional fees of $283,000, insurance expense of $115,000 and other expenses of $285,000. These were partially offset by increased deicing expenses of $452,000.

Interest Expense. We incurred interest expense of $2.2 million in the first six months of 2013, compared to $2.6 million in the first six months of 2012 as a result of reducing our long-term debt.

Income Tax Expense. For the six months ended June 30, 2013, we recorded an income tax benefit of $0.8 million and for the six months ended June 30, 2012, we recorded an income tax expense of $1.2 million. Our estimated effective federal and state income tax rate is 40.8% for the six months ended June 30, 2013.

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

Liquidity, Financing and Capital Resources

As of June 30, 2013, working capital totaled $15.4 million and our current ratio was 2.26:1, compared to working capital at December 31, 2012, of $14.9 million and a current ratio of 2.20:1.

On November 16, 2011, we entered into a financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”). Terms of the financing include a four-year term loan in the amount of $24.0 million with a current balance of $17.0 million and a revolving loan credit facility in which we may borrow up to $10.0 million with a current balance of $9.0 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, our obligations to the lenders identified in the Credit Agreement are secured by substantially all of our assets, including all owned aircraft.

Mandatory contractual principal and interest obligations for the next 12 months will be approximately $7.2 million. In addition to the scheduled contractual principal and interest obligations, we are required to make principal payments, based on a percentage of excess cash flows (as defined in the Credit Agreement), as measured on September 30 of each year. The Company is required to prepay an amount equal to 50% of such excess cash flow for the twelve–month period beginning September 30, 2012 and ending September 30, 2013, and each subsequent twelve-month period thereafter. The excess cash flow payments are to be applied to reduce the outstanding principal balance of the term loan.

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

Sources and Uses of Cash. As of June 30, 2013, our cash balance was $2.7 million. We made principal payments on term debt of $1.8 million and borrowed $1.5 million on the revolving loan during the first six months of 2013.

Cash Provided by Operating Activities. During the first six months of 2013, our cash flow from operating activities was $1.1 million. During the six months we generated a net loss of $1.1 million and recorded non-cash depreciation and amortization of $3.2 million.

Cash Flows from Investing Activities. During the first six months of 2013, we invested $1.0 million for the purchase of replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first six months of 2013, we utilized $1.8 million of cash to reduce our outstanding notes payable and long-term debt balances and drew an additional $1.5 million on the available revolving loan.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of June 30, 2013, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 32.2% of our operating expenses in the six-month period ending June 30, 2013. At rates of consumption for the first six months of 2013, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $106,000 annually.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At June 30, 2013, we had approximately $25.9 million of variable rate debt. Going forward, we could be subject to increased rates of interest on our debt if the 30 day LIBOR rate increases by more than 2.25 percentage points.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 26, 2013, except for the following risk factor, which is amended and restated in its entirety as set forth herein:

The airline industry is subject to extensive government regulation, and new regulations, or changes in interpretations of current regulations, could increase our operating costs or limit our operations.

In 2010 Congress passed legislation, effective August 1, 2013, which requires the Company to alter its minimum flight crew (pilot) hiring requirements for First Officers. The legislation statutorily required a minimum of 1,500 hours of piloting experience and an Airline Transport Pilot certificate. On July 8, 2013, as was directed by Congress, the Federal Aviation Administration (“FAA”) issued more robust, new pilot qualification standards, granting recognition of historical FAA and airline industry crew member flight training standards. With the application of the new rules, the supply of qualified pilot candidates eligible for hiring by the airline industry has been dramatically reduced. If, we are unable to secure the services of sufficient eligible pilots to staff our routes, our operations and results could be materially affected.

The airline industry has had a long history of recognizing and relying on regional airlines, such as Great Lakes, for providing initial FAR Part 121 pilot experience to facilitate career advancement to pilots who later are employed by network carriers.

New student pilot certificates have decreased dramatically, especially in the past three years, and subsequently the pool of eligible pilots qualified to be new hires into the airline industry has been diminishing significantly. In addition, the major network air carriers have done only minimal pilot hiring in the past 14 years because of the industry capacity reduction following the events of September 11, 2001, the most recent economic recession that began in the fall of 2008, and the increase in statutory mandatory retirement age for pilots from age 60 to age 65. Effective, January 2014, mandatory pilot retirements will again begin to force major network carriers to hire replacement pilots. Therefore, at the same time that pilots are now required to have more flight hours; due to the new rules, there are fewer pilots with adequate flight hours available for employment. Congress has requested that the General Accounting Office (GAO) issue a report regarding the airline industry pilot supply. The report is anticipated to be available in January 2014.

Airlines are subject to other extensive regulatory and legal compliance requirements that result in significant costs. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that may necessitate significant expenditures. Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations and/or reduce our revenue. The Aviation and Transportation Security Act, which became law in November 2011, mandated the federalization of certain airport security procedures and imposed additional security regulations on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines.

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

GREAT LAKES AVIATION, LTD.

Dated: August 12, 2013	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.