Form 10-Q
period 2013-09-30
GREAT LAKES AVIATION LTD
filed 2013-11-14
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 8,974,990 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

Item 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$5,630,989	$2,887,634
Accounts receivable and other receivables	8,925,917	9,235,433
Inventories	8,227,559	8,971,610
Prepaid expenses and other current assets	3,244,310	2,634,839
Deferred income taxes	3,573,024	3,573,024

Total current assets	29,601,799	27,302,540

Property and equipment:
Flight equipment	124,873,885	124,406,769
Other property and equipment	10,581,591	10,498,439
Less accumulated depreciation and amortization	(85,574,542)	(81,123,534)

Total property and equipment	49,880,934	53,781,674

Other assets	2,507,741	3,288,281

Total assets	$81,990,474	$84,372,495

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$3,875,000	$3,500,000
Accounts payable	3,405,144	4,604,906
Accrued interest, unearned revenue and other liabilities	4,195,942	4,306,980

Total current liabilities	11,476,086	12,411,886

Long-term debt, net of current maturities	21,173,333	22,673,333
Deferred income taxes	10,125,904	10,226,538

Total liabilities	42,775,323	45,311,757

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.
No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares.
Issued and outstanding: 8,974,990 shares	89,750	89,750
Paid-in capital	31,494,609	31,494,609
Retained earnings	7,630,792	7,476,379

Total stockholders’ equity	39,215,151	39,060,738
Commitments and contingencies

Total liabilities and stockholders’ equity	$81,990,474	$84,372,495

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income (Loss)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Operating Revenues:
Passenger	$16,872,807	$21,899,769	$48,248,568	$61,305,852
Public service	14,584,411	15,338,356	43,135,773	43,160,028
Freight, charter, and other	136,896	100,873	325,181	333,107

Total operating revenues	31,594,114	37,338,998	91,709,522	104,798,987

Operating expenses:
Salaries, wages, and benefits	8,025,642	8,783,851	25,035,725	25,245,923
Aircraft fuel	9,178,841	10,829,616	28,407,341	31,581,879
Aircraft maintenance, materials, and repairs	4,429,861	4,462,125	11,681,293	11,748,636
Depreciation and amortization	1,598,979	1,459,258	4,801,459	4,334,559
Passenger aircraft rental	—	150,000	—	450,000
Other rentals and landing fees	970,034	1,470,102	4,769,668	5,155,868
Other operating expenses	4,168,572	5,383,780	13,453,972	15,976,832

Total operating expenses	28,371,929	32,538,732	88,149,458	94,493,697

Operating income	3,222,185	4,800,266	3,560,064	10,305,290
Other expense:
Interest expense, net of interest income of $348, $725, $1,363 and $1,917, respectively	(1,074,623)	(1,256,960)	(3,277,861)	(3,827,750)

Income before income taxes	2,147,562	3,543,306	282,203	6,477,540

Income tax expense	(880,326)	(1,376,003)	(127,790)	(2,597,544)

Net income	$1,267,236	$2,167,303	$154,413	$3,879,996

Net income per share:
Basic	$0.14	$0.24	$0.02	$0.43
Diluted	$0.14	$0.24	$0.02	$0.43
Weighted average shares outstanding:
Basic	8,974,990	8,924,990	8,974,990	8,922,508
Diluted	8,974,990	9,074,701	8,974,990	9,049,548

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$154,413	$3,879,996
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,801,459	4,334,559
Loss on items beyond economic repair	264,341	208,958
Amortization of debt issuance costs	481,005	427,559
Deferred tax expense (benefit)	(100,634)	2,130,736
Change in current operating items:
Accounts receivable	309,516	(1,439,301)
Inventories	744,051	(1,820,914)
Prepaid expenses and other current assets	(1,090,476)	(422,941)
Maintenance deposits	—	(478,602)
Other assets	780,540	104,565
Accounts payable	(1,199,762)	949,138
Accrued interest, unearned revenue and other liabilities	(111,038)	474,715

Net cash provided by operating activities	5,033,415	8,348,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(1,165,060)	(3,305,947)

Net cash flows used in investing activities	(1,165,060)	(3,305,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(2,625,000)	(2,250,000)
Proceeds from borrowing	1,500,000	2,000,000
Proceeds from the issuance of common stock	—	1,562

Net cash used by financing activities	(1,125,000)	(248,438)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,743,355	4,794,083
Cash and Cash Equivalents:
Beginning of period	2,887,634	3,592,993

End of period	$5,630,989	$8,387,076

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$2,827,581	$3,400,679
Cash paid during the period for income taxes	$72,230	$1,130,859

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Nine Months Ended September 30, 2013

(unaudited)

	Common stock			Retained
	Shares	Amount	Paid-in capital	earnings	Total
Balance at January 1, 2013	8,974,990	$89,750	$31,494,609	$7,476,379	$39,060,738
Net income	—	—	—	154,413	154,413

Balance at September 30, 2013	8,974,990	$89,750	$31,494,609	$7,630,792	$39,215,151

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

September 30, 2013

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

Business

Passenger Revenue

Great Lakes Aviation, Ltd. (Great Lakes, the Company, we or us) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United or United Airlines) and Frontier Airlines, Inc. (Frontier or Frontier Airlines). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while the Company maintains its own branding on our planes and ticket counters and our own designator code on all our flights. In addition to our code share agreements and independent branding, the Company has developed electronic ticketing (e-ticket) interline agreements with American Airlines, Delta Airlines, Frontier Airlines, United Airlines and U.S. Airways.

Currently, the Company estimates that approximately 39% of Great Lakes’ passenger traffic utilizes the United code share product line and approximately 19% of Great Lakes’ passenger traffic utilizes the Frontier code share product line.

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights.

Public Service Revenue

Approximately 47% and 41% of the Company’s total revenue during each of the nine months ended September 30, 2013 and 2012, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program through September 30, 2015.

As of October 31, 2013, the Company served 45 airports, of which 32 locations receive EAS subsidy, in thirteen states with a fleet of six Embraer EMB-120 Brasilia and 28 Beechcraft 1900D regional airliners. The Company currently operates hubs at Denver, CO, Los Angeles, CA, Minneapolis, MN and Phoenix, AZ.

Liquidity

The Company has historically used debt to finance the purchase of its aircraft. On November 16, 2011, the Company entered into a financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”). Terms of the financing include a four-year term loan in the amount of $24.0 million with a balance of $16.0 million at September 30, 2013 and a revolving loan credit facility in which the Company may borrow up to $10.0 million with a balance of $9.0 million at September 30, 2013. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft.

Mandatory contractual principal and interest obligations for the next 12 months will be approximately $7.2 million. In addition to the mandatory contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows, on September 30 of each year as determined in the Credit Agreement.

The Company has drawn down $9.0 million on the revolving credit facility as of September 30, 2013. The draws are secured by accounts receivable, parts inventory and spare engines. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement. The term loan and the revolving loan credit facility are set to mature on November 16, 2015.

Gain on Extinguishment of Debt and Return of Raytheon Shares

In November of 2011, for the consideration of $27 million, Raytheon agreed to terminate principal amounts of $30.6 million of Aircraft Notes from the Company, secured by 25 Beechcraft 1900D aircraft, and a $6.6 million Senior Note, secured by four Embraer Brasilia EMB 120 aircraft and all other assets of the Company. Raytheon also agreed to return 5,371,980 shares of Great Lakes common stock. The Company deemed $3.5 million of the $27 million payment to Raytheon to be for the repurchase of common stock and $23.5 million for the settlement of the outstanding debt obligations. Proceeds were first allocated to the repurchase of the equity, based on the fair value of the equity at the date of agreement with Raytheon, and the remainder was allocated to the settlement of debt, in accordance with the guidance in ASC 505-30-30, Equity. As a result of this transaction, the Company realized a non-cash gain on the extinguishment of debt of $13.7 million representing the difference between the $23.5 million and the carrying value of the debt of $37.2 million.

2. Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net Income	$1,267,236	$2,167,303	$154,413	$3,879,996
Denominator:
Weighted average shares outstanding, basic	8,974,990	8,924,990	8,974,990	8,922,508
Dilutive effect of employee stock options	—	149,711	—	127,040

Weighted average shares outstanding, diluted	8,974,990	9,074,701	8,974,990	9,049,548
Net income per share, basic	$0.14	$0.24	$0.02	$0.43
Net income per share, diluted	$0.14	$0.24	$0.02	$0.43

For the three and nine month periods ended September 30, 2013 there were no outstanding stock options. For the three and nine month periods ended September 30, 2012 no outstanding options were excluded from the calculation of net income per diluted common share as the exercise prices of all such options were lower than the average market price of common stock for the period.

3. Accrued Liabilities

Accrued liabilities consisted of the following balances at September 30, 2013 and December 31, 2012:

	September	December 31,
	2013	2012
Unearned revenue	1,691,206	1,710,269
Accrued property taxes	226,575	30,830
Accrued interest	278,116	307,849
Accrued payroll	2,000,045	2,258,032

Total accrued liabilities	$4,195,942	$4,306,980

4. Long-Term Debt

The following table sets forth, as of September 30, 2013 and December 31, 2012, the carrying amount of the Company’s long-term debt and the current maturities of long term debt. The carrying amount of the debt includes the principal payments contractually required under the debt agreements:

	September 30,	December 31,
	2013	2012
Long-term debt:
GB/Crystal Term Loan—principal	$16,075,000	$18,700,000
GB/Crystal Revolving Loan- principal	8,973,333	7,473,333

Total long-term debt	25,048,333	26,173,333
Less current portion:
GB/Crystal Term Loan—principal	(3,875,000)	(3,500,000)

Total current portion	(3,875,000)	(3,500,000)

Total long-term portion	$21,173,333	$22,673,333

On November 16, 2011, the Company entered into a financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent. Terms of the financing include a four-year term loan in the amount of $24.0 million and a revolving loan credit facility in which the Company may borrow up to $10.0 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%. Voluntary prepayments of the term loan are subject to prepayment penalties of 3% of the loan if prepaid prior to November 16, 2013 and declining in increments of 1% at each anniversary of the loan thereafter. As of September 30, 2013, $16.0 million was outstanding under the term loan. In addition to the scheduled contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows (as defined in the Credit Agreement), as measured on September 30 of each year. The Company is required to prepay an amount equal to 50% of such excess cash flow for the twelve–month period beginning September 30, 2012 and ending September 30, 2013, and each subsequent twelve-month period thereafter. The excess cash flow payments are to be applied to reduce the outstanding principal balance of the term loan. There was no excess cash payment required as of September 30, 2013. The Company was also required to pay a closing fee based on the initial facility commitment and certain administrative and fronting fees related to the Credit Agreement.

The Credit Agreement contains various covenants, including, among other things, limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Agreement requires the Company to comply with certain financial covenants, including leverage coverage ratios and capital expenditure limitations. The Company was not in compliance with the leverage ratio as of September 30, 2013. The Company’s leverage ratio is measured by dividing the Company’s total outstanding debt by adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the preceding twelve months. At September 30, 2013 the Credit Agreement required that the Company maintain a leverage ratio not to exceed 2.5:1. At September 30, 2013 the Company’s leverage ratio was calculated to be 2.55:1. In subsequent periods, the Credit Agreement requires the Company to maintain a leverage ratio not to exceed 2:25:1. The Company has received a waiver of non-compliance from its lenders for the September30, 2013 reporting period.

The term loan is set to mature on November 16, 2015 at which time the outstanding principal balance due is scheduled to be $7.8 million.

As of September 30, 2013, $9.0 million was outstanding under the revolving credit facility secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The Company is required to pay a monthly unused line fee for the difference between the amount borrowed and the $10.0 million commitment amount. The revolving loan credit facility is set to mature on November 16, 2015 at which time any outstanding principal balance will be due.

5. Related Parties

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for these leases were $21,375 for each of the nine months ending September 30, 2013 and 2012, respectively. As of September 30, 2013, Mr. Voss controlled 4,160,247 shares of common stock of the Company, representing approximately 46.4% of the Company’s outstanding common stock.

6. Income Taxes

The Company’s annual effective income tax rate is estimated to be 45.3% for 2013. The Company’s effective tax rate includes non-deductible permanent tax differences. Prior to 2004, the Company reported significant cumulative losses and generated substantial net operating loss carryforwards. From 2007 through the current period, the Company utilized a portion of these carryforwards to offset taxable income.

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

8. Subsequent Event

We evaluated events after September 30, 2013, through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

As of October 31, 2013, we served 45 airports in thirteen states with a fleet of six Embraer EMB-120 Brasilias and 28 Beech 1900D regional airliners.

Essential Air Service (“EAS”) Program

We derived approximately 47% of our total revenue from the EAS program in the nine month period ending September 30, 2013, which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

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

As of October 31, 2013, we served 32 EAS communities on a subsidized basis.

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

Financial Highlights

We had operating revenue of $91.7 million for the nine-month period ending September 30, 2013, a 12.5% decrease compared to operating revenue of $104.8 million for the nine-month period ending September 30, 2012. We realized a $13.1 million decrease in passenger revenue and public service revenue remained constant compared to the prior year period. The $13.1 million period-over-period decrease in passenger revenues was primarily attributable to a reduction of scheduled service in markets that were experiencing diminishing year-over-year load factors and lower revenue passenger mile (RPM) yields. The 12.7% decrease in passengers carried during the first nine months of 2013 was primarily attributable to these same schedule reductions. The scheduled service reductions in these markets, whose average trip length exceeded 500 miles, contributed to an 11.3% decrease in available seat miles (ASM) in the first nine months of 2013 compared to the first nine months of 2012.

Changes in our year-over-year load factors and RPM yields on any of our particular routes is a common and frequent occurrence. We routinely review and change our routes and the markets we serve in response to these changing market conditions. In the regional airline industry, it is common to enter and exit markets quickly in response to consumer demand, competition, and other economic factors. We react to changing route specific conditions by adding new markets, increasing or decreasing capacity in existing markets, or by making schedule changes within our current route structure. However, we cannot be certain that our efforts to change our routes in response to market conditions will be successful in capturing revenue or income from operations.

We had operating income of $3.5 million for the nine-month period ending September 30, 2013, compared to operating income of $10.3 million for the nine-month period ending September 30, 2012. The $6.7 million decrease in operating income is attributable to a $13.1 million decrease in passenger revenue, partially offset by a $6.4 million decrease in operating expenses.

We realized net income of $0.2 million for the nine-month period ending September 30, 2013, compared to net income of $3.9 million for the nine-month period ending September 30, 2012. The decrease in net income is primarily a result of a $13.1 million decrease in operating revenue partially offset by a $6.3 million decrease in operating expenses, a $0.6 million decrease in interest expense and a $2.5 million decrease in income tax expense.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

The following table sets forth certain financial information regarding our results of operations for the three months ended September 30, 2013 and 2012.

Statement of Income (Loss) Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30,
	2013				2012
				Year over Year
		Cents		Revenue/Cost		Cents
	Amount	per		Increase (Decrease)	Amount	per
	(in thousands)	ASM		Percentage	(in thousands)	ASM
Operating revenues:
Passenger	$16,873	19.5	¢	(23.0)%	$21,900	21.1	¢
Public service	14,584	16.9		(4.9)	15,338	14.8
Freight, charter and other	137	0.2		35.6	101	0.1

Total operating revenues	31,594	36.6		(15.4)	37,339	35.9

Operating expenses:
Salaries, wages, and benefits	8,026	9.3		(8.6)	8,784	8.5
Aircraft fuel	9,179	10.6		(15.2)	10,830	10.4
Aircraft maintenance, materials and repairs	4,430	5.1		(0.7)	4,462	4.3
Depreciation and amortization	1,599	1.9		9.6	1,459	1.4
Passenger Aircraft rental	—	0.0		(100.0)	150	0.1
Other rentals and landing fees	970	1.1		(34.0)	1,470	1.4
Other operating expenses	4,168	4.8		(22.6)	5,384	5.2

Total operating expenses	28,372	32.9		(12.8)	32,539	31.3

Operating income	3,222	3.7		(32.9)	4,800	4.6
Interest expense, net	(1,075)	(1.2)		(14.5)	(1,257)	(1.2)
Income before income taxes	2,147	2.5	¢	(39.4)%	3,543	3.4	¢
Income tax expense	(880)	(0.1)		(36.0)	(1,376)	(1.3)

Net Income	$1,267	1.5	¢	(41.5)%	$2,167	2.1	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended September 30, 2013 and 2012.

	September 30, 2013		Increase (Decrease) from 2012	September 30, 2012
Selected Operating Data:
Available seat miles (in thousands) (1)	86,336		-16.9%	103,883
Revenue passenger miles (in thousands) (2)	36,016		-21.4%	45,813
Revenue passengers carried	127,883		-13.5%	147,828
Departures flown	18,147		-13.4%	20,952
Passenger load factor (3)	41.7%		-5.4%	44.1%
Average yield per revenue passenger mile (4)	46.8	¢	-2.1%	47.8	¢
Revenue per available seat miles (5)	36.6	¢	1.9%	35.9	¢
Cost per available seat mile (6)	32.9	¢	5.1%	31.3	¢
Average passenger fare (7)	$131.94		-10.9%	$148.14
Average passenger trip length (miles) (8)	282		-9.0%	310
Average cost per gallon of fuel	$3.70		-1.9%	$3.77

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Third Quarter 2013 to Third Quarter 2012

Passenger Revenues. Passenger revenues were $16.9 million in the third quarter of 2013, a decrease of 23.0% from $21.9 million in the third quarter of 2012. The $5.0 million quarter-over-quarter decrease in passenger revenues was primarily attributable to a reduction of scheduled service in markets that were experiencing diminishing year-over-year load factors and lower revenue passenger mile (RPM) yields. The 13.5% decrease in passengers carried during the third quarter of 2013 was primarily attributable to these same schedule reductions. The scheduled service reductions in these markets, whose average trip length exceeded 500 miles, contributed to an 16.9% decrease in available seat miles (ASM) in the third quarter of 2013 compared to the third quarter of 2012.

Public Service Revenues. Public service revenues collected through the EAS Program of $14.6 million and $15.3 million were relatively flat for the third quarter of 2013 and 2012, respectively. The decrease was mainly attributable to reduction of cities served. At September 30, 2013 and September 30, 2012, we served 32 and 35 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues were $0.1 million during the third quarter of 2013, which was consistent with the third quarter of 2012.

Operating Expenses. Total operating expenses were $28.4 million, or 32.9 cents per ASM, in the third quarter of 2013, as compared to $32.5 million, or 31.3 cents per ASM in the third quarter of 2012.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $8.0 million in the third quarter of 2013, a decrease of 8.6% from $8.8 million in the third quarter of 2012. The decrease in salaries, wages, and benefits was mostly attributable to less labor expense associated with a 13.4% reduction in the number of departures compared to the third quarter of 2012.

At September 30, 2013, we had 651 full-time and 328 part-time active employees, as compared to 778 full-time and 340 part-time active employees at September 30, 2012.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $9.2 million, or 10.6 cents per ASM, in the third quarter of 2013. In comparison, our aircraft fuel and into-plane expense for the third quarter of 2012 was $10.8 million, or 10.4 cents per ASM. Our average fuel expense per ASM increased 0.2 cents in the third quarter of 2013 compared to the third quarter of 2012 due to reducing service in markets whose average trip length exceeded 500 miles. These reductions in longer haul flights contributed to a decrease in ASMs and shorter average trip lengths which caused the 0.2 cent increase in fuel expense per ASM in the third quarter of 2013. The 15.2% decrease in our aircraft fuel expense was attributable to a reduction in fuel consumption associated with fewer ASMs in combination with a lower average cost of fuel per gallon.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $4.4 million during the third quarter of 2013, compared to $4.5 million during the third quarter of 2012.

Depreciation and amortization. Depreciation and amortization expense was $1.6 million during the third quarter of 2013 and $1.5 million in the third quarter of 2012. The increase in depreciation expense is a result of purchasing $6.5 million of flight equipment and other equipment in 2012.

Passenger Aircraft Rental. We had no passenger aircraft lease expense during the third quarter of 2013 compared to $0.2 million during the third quarter of 2012. In December 2012, we purchased aircraft which we were previously leasing. We currently own all of our passenger service aircraft.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.0 million during the third quarter of 2013 and $1.5 million during the third quarter of 2012. The decrease is mostly due to reduced hub expenses attributable to a reduction in number of departures and an annual rate adjustment from Denver International Airport which was $0.2 million higher than the credit we received in 2012.

Other Operating Expenses. Other operating expenses were $4.2 million, or 4.8 cents per ASM during the third quarter of 2013, which was a decrease from $5.4 million, or 5.2 cents per ASM during the third quarter of 2012. The decrease was mainly attributable to decreases in pilot related expense of $474,000, passenger related expenses of $349,000, contract airline handling of $153,000, legal and professional fees of $53,000, insurance expense of $54,000 and other expenses of $132,000.

Interest Expense. We incurred interest expense of $1.1 million in the third quarter of 2013, compared to $1.3 million in the third quarter of 2012 as a result of reducing our long-term debt.

Income Tax Expense. For the three months ended September 30, 2013, we recorded an income tax expense of $0.9 million and for the three months ended September 30, 2012, we recorded an income tax expense of $1.4 million. Our estimated effective federal and state income tax rate is 45.3% for the three months ended September 30, 2013.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

The following table sets forth certain financial information regarding our results of operations for the nine months ended September 30, 2013 and 2012.

Statement of Income (Loss) Data

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2013				2012
				Year over Year
		Cents		Revenue/Cost		Cents
	Amount	per		Increase (Decrease)	Amount	per
	(in thousands)	ASM		Percentage	(in thousands)	ASM
Operating revenues:
Passenger	$48,249	18.1	¢	(21.3)%	$61,306	20.4	¢
Public service	43,136	16.2		(0.1)	43,160	14.4
Freight, charter and other	325	0.1		(2.4)	333	0.1

Total operating revenues	91,710	34.4		(12.5)	104,799	34.9

Operating expenses:
Salaries, wages, and benefits	25,036	9.4		(0.8)	25,246	8.4
Aircraft fuel	28,407	10.7		(10.1)	31,582	10.5
Aircraft maintenance, materials
and repairs	11,681	4.4		(0.6)	11,749	3.9
Depreciation and amortization	4,801	1.8		10.8	4,334	1.4
Passenger Aircraft rental	—	0.0		(100.0)	450	0.1
Other rentals and landing fees	4,770	1.8		(7.5)	5,156	1.7
Other operating expenses	13,454	5.0		(15.8)	15,977	5.3

Total operating expenses	88,149	33.1		(6.7)	94,494	31.4

Operating income	3,561	1.3		(65.4)	10,305	3.4
Interest expense, net	(3,278)	(1.2)		(14.4)	(3,828)	(1.3)

Income before income taxes	283	0.1	¢	(95.6)%	6,477	2.2	¢
Income tax expense	(128)	0.0		(95.1)	(2,597)	(0.9)

Net Income	$155	0.1	¢	(96.0)%	$3,880	1.3	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the nine months ended September 30, 2013 and 2012.

	September 30, 2013		Increase (Decrease) from 2012	September 30, 2012
Selected Operating Data:
Available seat miles (in thousands) (1)	266,569		-11.3%	300,497
Revenue passenger miles (in thousands) (2)	104,273		-20.6%	131,290
Revenue passengers carried	360,949		-12.7%	413,535
Departures flown	56,230		-5.6%	59,558
Passenger load factor (3)	39.1%		-10.5%	43.7%
Average yield per revenue passenger mile (4)	46.3	¢	-0.9%	46.7	¢
Revenue per available seat miles (5)	34.4	¢	-1.4%	34.9	¢
Cost per available seat mile (6)	33.1	¢	5.4%	31.4	¢
Average passenger fare (7)	$133.67		-9.8%	$148.25
Average passenger trip length (miles) (8)	289		-8.8%	317
Average cost per gallon of fuel	$3.69		-2.1%	$3.77

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Nine Months 2013 to First Nine Months 2012

Passenger Revenues. Passenger revenues were $48.2 million in the first nine months of 2013, a decrease of 21.3% from $61.3 million in the first nine months of 2012. The $13.1 million period-over-period decrease in passenger revenues was primarily attributable to a reduction of scheduled service in markets that were experiencing diminishing year-over-year load factors and lower revenue passenger mile (RPM) yields. The 12.7% decrease in passengers carried during the first nine months of 2013 was primarily attributable to these same schedule reductions. The scheduled service reductions in these markets, whose average trip length exceeded 500 miles, contributed to an 11.3% decrease in available seat miles (ASM) in the first nine months of 2013 compared to the first nine months of 2012.

Public Service Revenues. Public service revenues collected through the EAS Program of $43.1 million and $43.2 million were relatively flat for the first nine months of 2013. At September 30, 2013 and September 30, 2012, we served 32 and 35 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues were $0.3 million during the first nine months of 2013, which was consistent with the first nine months of 2012.

Operating Expenses. Total operating expenses were $88.1 million, or 33.1 cents per ASM, in the first nine months of 2013, as compared to $94.5 million, or 31.4 cents per ASM in the first nine months of 2012.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $25.0 million in the first nine months of 2013, a decrease of 0.8% from $25.2 million in the first nine months of 2012. The decrease in salaries, wages, and benefits was mostly attributable to less labor expense associated with a 5.6% reduction in the number of departures compared to the first nine months of 2012.

At September 30, 2013, we had 651 full-time and 328 part-time active employees, as compared to 778 full-time and 340 part-time active employees at September 30, 2012.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $28.4 million, or 10.7 cents per ASM, in the first nine months of 2013. In comparison, our aircraft fuel and into-plane expense for the first nine months of 2012 was $31.6 million, or 10.5 cents per ASM. Our average fuel expense per ASM increased 0.2 cents in the first nine months of 2013 compared to the first nine months of 2012 due to reducing service in markets whose average trip length exceeded 500 miles. These reductions in longer haul flights contributed to a decrease in ASMs and shorter average trip lengths which caused the 0.2 cent increase in fuel expense per ASM in the first nine months of 2013. The 15.2% decrease in our aircraft fuel expense was attributable to a reduction in fuel consumption associated with fewer ASMs in combination with a lower average cost of fuel per gallon.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $11.7 million during the first nine months of 2013, compared to $11.8 million during the third quarter of 2012.

Depreciation and amortization. Depreciation and amortization expense was $4.8 million during the first nine months of 2013 versus $4.3 million in the first nine months of 2012. The increase in depreciation expense is a result of purchasing $6.5 million of flight equipment and other equipment in 2012.

Passenger Aircraft Rental. We had no passenger aircraft lease expense during the first nine months of 2013 compared to $0.5 million during the first nine months of 2012. In December 2012, we purchased aircraft which we were previously leasing. We currently own all of our passenger service aircraft.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $4.8 million during the first nine months of 2013, which was a decrease of $0.4 million compared to the first nine months of 2012. The decrease is mostly due to reduced hub expenses attributable to a reduction in number of departures and an annual rate adjustment from Denver International Airport which was $0.2 million higher than the credit we received in 2012.

Other Operating Expenses. Other operating expenses were $13.5 million or 5.0 cents per ASM during the first nine months of 2013, which was a decrease from $16.0 million, or 5.3 cents per ASM during the first nine months of 2012. The $2.5 million decrease was mostly attributable to decreases in passenger related expenses of $1,057,000, pilot related expenses of $758,000, contract airline handling expenses of $462,000, employee related expenses of $262,000, insurance expenses of $172,000, legal and professional fees of $117,000 and other expenses of $139,000. These were partially offset by increased deicing expenses of $444,000.

Interest Expense. We incurred interest expense of $3.3 million in the first nine months of 2013, compared to $3.8 million in the first nine months of 2012 as a result of reducing our long-term debt.

Income Tax Expense. For the nine months ended September 30, 2013, we recorded income tax expense of $0.1 million and for the nine months ended September 30, 2012, we recorded an income tax expense of $2.6 million. Our estimated effective federal and state income tax rate is 45.3% for the nine months ended September 30, 2013.

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

Liquidity, Financing and Capital Resources

As of September 30, 2013, working capital totaled $18.1 million and our current ratio was 2.58:1, compared to working capital at December 31, 2012, of $14.9 million and a current ratio of 2.20:1.

On November 16, 2011, we entered into a financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent (the “Credit Agreement”). Terms of the financing include a four-year term loan in the amount of $24.0 million with a current balance of $16.0 million and a revolving loan credit facility in which we may borrow up to $10.0 million with a current balance of $9.0 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, our obligations to the lenders identified in the Credit Agreement are secured by substantially all of our assets, including all owned aircraft.

The Credit Agreement contains various covenants, including, among other things, limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Agreement requires us to comply with certain financial covenants, including leverage coverage ratios and capital expenditure limitations. We were not in compliance with the leverage ratio as of September 30, 2013. Our leverage ratio is measured by dividing the Company’s total outstanding debt by adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the preceding twelve months. At September 30, 2013 the Credit Agreement required that we maintain a leverage ratio not to exceed 2.5:1. At September 30, 2013 our leverage ratio was calculated to be 2.55:1. In subsequent periods, the Credit Agreement requires us to maintain a leverage ratio not to exceed 2:25:1. We have received a waiver of non-compliance from our lenders for the September30, 2013 reporting period.

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

Sources and Uses of Cash. As of September 30, 2013, our cash balance was $5.6 million. We made principal payments on term debt of $2.6 million and borrowed $1.5 million on the revolving loan during the first nine months of 2013.

Cash Provided by Operating Activities. During the first nine months of 2013, our cash flow from operating activities was $5.0 million. During the nine months we generated net income of $0.2 million and recorded non-cash depreciation and amortization of $4.8 million.

Cash Flows from Investing Activities. During the first nine months of 2013, we invested $1.2 million for the purchase of replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first nine months of 2013, we utilized $2.6 million of cash to reduce our outstanding notes payable and long-term debt balances and drew an additional $1.5 million on the available revolving loan.

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

Factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	the receipt of sufficient passenger revenues on the routes that we serve;

2)	the continued funding of the Essential Air Service program and our ability to continue to be awarded future service;

3)	the volatility of fuel costs;

4)	the effect of general economic conditions on business and leisure travel;

5)	dependence on other air carrier connecting capacity at our hubs;

6)	the payments and restrictions resulting from our contractual obligations;

7)	the effect of rules regarding the effect of stock sales on the availability of net operating loss carryforwards;

8)	exposure to increases in interest rates associated with our new debt financing;

9)	our ability to maintain compliance with specified financial and non-financial covenants.

10)	the incidence of domestic or international terrorism and military actions;

11)	competition from other airlines and from ground transportation;

12)	the incidence of labor disruptions or strikes;

13)	the availability of qualified personnel to operate our aircraft;

14)	dependence on our key personnel;

15)	the incidence of aircraft accidents;

16)	the level of regulatory and environmental costs;

17)	the incidence of technological failures or attacks;

18)	maintenance costs related to aging aircraft;

19)	the possibility of substantial numbers of shares being sold by our current investors;

20)	the limited market for our securities;

21)	our ability to timely remediate any deficiencies in our internal controls;

22)	no expectation of dividends; and

23)	anti-takeover provisions in our charter documents and Iowa law.

Readers are cautioned not to attribute undue certainty on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we do not undertake to update any forward-looking statements except as required by law in the normal course of our public disclosure practices.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of September 30, 2013, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 32.2% of our operating expenses in the nine-month period ending September 30, 2013. At rates of consumption for the first nine months of 2013, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $104,000 annually.

Interest Rates

Our operations are very capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At September 30, 2013, we had approximately $25.0 million of variable rate debt. Going forward, we could be subject to increased rates of interest on our debt if the 30 day LIBOR rate increases by more than 2.25 percentage points.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

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

New student pilot certificates have decreased dramatically, especially in the past three years, and subsequently the pool of eligible pilots qualified to be new hires into the airline industry has been diminishing significantly. In addition, the major network air carriers have done only minimal pilot hiring in the past 14 years because of the industry capacity reduction following the events of September 11, 2001, the most recent economic recession that began in the fall of 2008, and the increase in statutory mandatory retirement age for pilots from age 60 to age 65. Due to revised pilot duty time rules that are effective January of 2014, there has been an acceleration of pilot staffing in recent months which on its own merits, should be a one-time increase in pilot staffing amongst all air carriers affected by FAR part 117. Also effective January 2014, mandatory pilot retirement rules will again begin to force major network carriers to hire replacement pilots.

Therefore, at the same time that pilots are now required to have more flight hours and training to be eligible for employment; airlines are simultaneously increasing pilot staffing to conform to revised duty time rules and mandatory retirement rules. Congress has requested that the General Accounting Office (GAO) issue a report regarding the airline industry pilot supply. The report is anticipated to be available in January 2014.

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

GREAT LAKES AVIATION, LTD.

Dated: November 14, 2013	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.