Form 10-K
period 2013-12-31
GREAT LAKES AVIATION LTD
filed 2014-04-09
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of registrant’s most recently completed second fiscal quarter was approximately $5,400,000.

As of March 20, 2014 there were 8,974,990 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREAT LAKES AVIATION, LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Great Lakes Aviation, Ltd. (Great Lakes, we, our, its, it or the Company) notes that certain statements in this Form 10-K and elsewhere are forward-looking and provide other than historical information. Our management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning our general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words “may”, “will”, “believe,” “plan,” “continue,” “could”, “should”, “hope,” “estimate,” “project,” “intend,” “expect,” “anticipate” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the forward-looking statements contained in this Form 10-K or elsewhere should be relied on as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

Factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	our ability to hire and retain sufficient pilots to service existing routes and expand into other profitable routes;

2)	our ability to restructure our current debt obligations and covenants and obtain additional sources of capital to provide for operating cash requirements either through additional financings and/or sales of assets.

3)	the continuation of Essential Air Service and our ability to capitalize on it;

4)	the level of regulatory and environmental costs;

5)	airline industry and broader economic conditions;

6)	the continued connection capacity at our hubs and activities of our code share partners;

7)	our ability to monetize our net operating loss carry forwards;

8)	the incidence of domestic or international terrorism and military actions;

9)	competition from other airlines and ground transportation companies;

10)	the volatility of fuel costs;

11)	the incidence of labor disruptions or strikes;

12)	our ability to retain key personnel;

13)	the incidence of aircraft accidents;

14)	the incidence of technological failures or attacks;

15)	maintenance costs related to aging aircraft;

16)	the limited market for our securities;

17)	the volatility of the market price of our common stock;

18)	our concentration of stock ownership and control of the company by our Chairman and President;

19)	our ability to timely remediate any deficiencies in our internal controls;

20)	no expectation of dividend;

21)	anti-takeover provisions and other restrictions in our credit agreements.

Readers are cautioned not to attribute undue certainty on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we do not undertake to update any forward-looking statements except as required by law in the normal course of our public disclosure practices.

PART I

Item 1.	BUSINESS

General

We were incorporated on October 25, 1979 as an Iowa corporation and became a publicly traded company in January 1994. We commenced scheduled air service operations on October 12, 1981. Great Lakes Airlines currently operates hubs at Denver, CO, Los Angeles, CA, Minneapolis, MN, and Phoenix, AZ.

We are a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United or United Airlines) and Frontier Airlines, Inc. (Frontier or Frontier Airlines). Our code share agreements allow our mutual customers to purchase connecting flights through our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. Effective April 1, 2014, we will serve 30 airports in 9 states with a fleet of six Embraer EMB-120 Brasilias and 28 Beechcraft 1900D regional airliners.

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

Essential Air Service (“EAS”) Program

We derived approximately 47% of our total revenue from the EAS program in the year ended December 31, 2013, which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the EAS program for federal fiscal years 2011 through 2015. Federal fiscal year 2015 ends on September 30, 2015. The FAA Modernization and Reform Act of 2012 reaffirmed the Congressional commitment to the continuance of the Essential Air Service program. The EAS program obtains a portion of the funding through annual Congressional appropriations.

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

As of April 1, 2014, we served 20 EAS communities on a subsidized basis.

EAS Program and Market Activity

On February 1, 2013 we continued our service to Dickinson, ND, which was previously supported by an EAS subsidy, on a non-subsidized basis.

On February 12, 2013 the U.S. Department of Transportation suspended the eligibility of Ely, NV under the EAS program effective April 1, 2013. We operated our last flight to Ely, NV on March 31, 2013 and consequently discontinued operations at our Las Vegas, NV hub.

Primarily as a result of the pilot shortage, the company suspended EAS service to the following cities since January 1, 2014:

Moab and Vernal, UT

Pueblo, AZ

Clovis, NM

Devils Lake, and Jamestown, ND

Ft. Dodge and Mason City, IA

Ironwood, MI

Thief River Falls, MN

Hays and Great Bend, KS

In addition to the cities above, the Company also suspended service to following non-EAS cities as a result of the pilot shortage:

Santa Fe, NM in 2013

Dickinson and Williston, ND in 2014

Pilot Shortage

New Federal Aviation Administration (“FAA”), pilot qualification rules imposed as part of the Airline Safety and Federal Aviation Administration Extension Act of 2010 in combination with revised FAR Part 117 Flight Crewmember Flight and Duty Limitations and Rest Requirements, (“FAR Part 117”), have created an industry-wide shortage of qualified pilots and negatively affected our operations and financial condition.

These new rules resulted in a greatly accelerated demand for qualified pilots as air carriers proceeded to increase pilot staffing requirements to compensate for the loss of crew efficiency due to the new rules. As a result, Great Lakes lost a large portion of its pool of qualified pilots with ATP certification to airlines operating aircraft with more seat availability and hence greater pilot earnings potential.

The Airline Safety and Federal Aviation Administration Extension Act of 2010 was enacted in August 2010. Among many other pilot training directives, the legislation mandated that first officers (co-pilots) obtain an Airline Transport Pilot certification (“ATP”) prior to being qualified to perform crewmember duties in scheduled airline passenger service under FAR Part 121 regulatory requirements. A key factor to enable a pilot to receive an ATP certificate is the accumulation of 1,500 flight hours.

Furthermore, the legislation directed the FAA Administrator to conduct a rule making proceeding, to identify specific academic training courses that would provide for exemptions to the 1,500 hour requirement. The FAA published the final rule in the Federal Register on July 15, 2013. These rules became effective August 1, 2013. As a result of the rule making process, first officers may be eligible to receive a “restricted privileges” ATP with a minimum of 750 hours if they were a military pilot, 1,000 hours if they have received a bachelor’s degree from an accredited educational institution with an aviation major and 1,250 hours if they have received an associate’s degree from an accredited educational institution with an aviation major.

The new rules also mandate that a first officer must have 1,000 hours as a FAR Part 121 first officer in an air carrier operation prior to being eligible to serve as a captain in a FAR Part 121 airline. As an alternative, the rule provides for captain eligibility under FAR Part 121 for pilots who accumulate 1,000 hours of pilot in command time in a FAR Part 135 operation. Prior to this new rule, regulatory requirements provided for pilots to become eligible as first officers for a FAR Part 121 air carrier with a minimum of 250 hours of experience.

These new pilot qualification rules have severed the historical path in which pilots have had the opportunity to build enough hours so they could advance their careers. Great Lakes has historically provided this career path for more than 32 years.

The current supply of pilot candidates who qualify under the new regulations is severely limited. It is difficult for Great Lakes, which operates Beech 1900D turboprop aircraft, to compete for qualified pilots with other airlines operating 50 seat regional jets and larger equipment.

As a result, we have had to reduce scheduled departures by suspending service to multiple communities eligible for Essential Air Service, and other non-EAS markets. These actions resulted in a reduction of revenue and operating expenses. The rate of expense reduction will inherently lag the revenue drop-off as the Company aggressively adjusts its operating expenditures to match the new level of operations.

In April of 2013, Great Lakes submitted a written proposal to the FAA seeking authority to operate Beech 1900D aircraft in a nine seat passenger configuration utilizing FAR Part 135 pilot hiring requirements, while maintaining and complying with all other FAR Part 121 operational and maintenance standards.

On March 18, 2014, the Company received from the FAA new operations specifications allowing the Company to hire pilots under FAR Part 135 regulatory requirements. This will allow us to restore pilot staffing levels while maintaining FAR Part 121 hiring, training and employment standards as we have always done as a Part 121 carrier.

Going Concern

The shortage of pilots has forced the Company to significantly reduce scheduled departures. This condition is expected to continue until the Company’s hiring and training processes have produced an adequate number of pilots.

The reduction of operations has had a negative impact on both revenues and cash flow which will result in the need for additional cash funding during 2014. In addition, at December 31, 2013, and March 31, 2014 the Company was not in compliance with financial covenants contained in its credit agreement with lenders.

Until the Company is able to hire a sufficient number of qualified pilots, restructure its current debt obligations, and obtain additional cash funding sources, it is expected that the Company will not have sufficient liquidity to service its obligations. The Company is in discussions with its lenders and pursuing additional sources of financing or sales of assets.

As a result of the negative impact of the pilot shortage, non-compliance with financial covenants, and the need for additional financing, there is substantial doubt about the Company’s ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2013, were prepared on a going concern basis in accordance with U. S. Generally Accepted Accounting Principles. This presentation assumes that the Company will continue in operation for the next twelve months and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s credit facility matures on November 16, 2015. However, as a result of not being in compliance with the financial covenants the lenders have the right to declare all borrowings (approximately $23.2 million as of March 31, 2014), immediately due and payable upon the termination of our Third Amendment and Forbearance Agreement on April 30, 2014. Although the Company is rebuilding its staff of pilots and reducing expenses associated with reduced operations, there are no assurances that its operating plans can be implemented in a manner timely enough to ensure that it will be able to service its current obligations.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future, the continuation of its existing credit facilities, and obtaining additional sources of cash to meet its obligations and to repay its liabilities arising from normal course of business operations when they come due. Management is working with existing lenders to finance operating costs over the next twelve months with existing cash on hand, equity and debt financings, and other funding transactions, including the sale of assets.

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

During 2013, we estimate that approximately 39% of Great Lakes’ passenger traffic utilized the United code share product line and approximately 19% of Great Lakes’ passenger traffic utilized the Frontier code share product line.

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

Marketing

Our services are marketed primarily by means of our website, code-share partners’ websites, the Delta.com website, global distributions systems (travel agencies and travel agent websites) and our reservation system’s call center. Our promotional programs emphasize our close affiliation with our code share and interline e-ticket partners and, in particular, the opportunity for our passengers to participate in certain related customer service benefits, such as frequent flyer programs.

Yield Management

We manage our inventory and pricing of available seats utilizing automated systems and yield management techniques. These processes enable our revenue control analysts to examine our past traffic and pricing trends, and to estimate the optimal number of seats to make available for sale at various fares. The analysts then monitor each flight to adjust seat allocations and booking levels, with the objective of maximizing total revenue for each flight.

Charter, Freight and Contract Service

Great Lakes uses its Beechcraft 1900Ds and Embraer Brasilia aircraft to provide charter services to private individuals, corporations and athletic teams. We also carry freight and small packages on most of our scheduled flights and provide contract services for other airlines. Combined revenues from our charter flights, freight and contract services were 0.3%, 0.3%, and 0.8% of our total revenues for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Aircraft

As of March 20, 2014, our fleet consisted of 28 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft.

Beechcraft 1900D Aircraft. The 19 passenger Beechcraft 1900D aircraft are pressurized and weather radar equipped, and offer a 310-mile per hour cruising speed.

Embraer Brasilia Aircraft. The 30-passenger Embraer Brasilia aircraft are pressurized, weather radar equipped, configured with lavatories, staffed with a flight attendant, and offer a 330-mile per hour cruising speed.

A summary of our operating aircraft as of December 31, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
	Beechcraft	Embraer	Beechcraft	Embraer	Beechcraft	Embraer
	1900D	Brasilia	1900D	Brasilia	1900D	Brasilia
Owned	28	6	28	6	27	4
Operating leases	0	0	0	0	0	2

	28	6	28	6	27	6

As of March 20, 2014, the average age of our aircraft was approximately 19 years.

Maintenance

We utilize Federal Aviation Administration (“FAA”) approved FAR part 121 maintenance programs developed by Great Lakes for periodic inspection and maintenance of our aircraft. We have operated and maintained Beechcraft 1900 aircraft since August of 1987 and we have operated and maintained Embraer Brasilia EMB 120 aircraft since June of 1994. We perform inspection and maintenance of our aircraft at our maintenance bases in Cheyenne, WY, Farmington, NM and Fort Dodge, IA. Our Williston, ND maintenance facility was closed on April 1, 2014 concurrent with our termination of service to Williston, ND. Select components such as engine gas generators, power sections and avionics repairs and/or overhauls may be contracted with third parties certified to perform such maintenance. Line maintenance is also performed in Denver, CO and Minneapolis, MN. Parts inventories are maintained at these locations to promote the mechanical dispatch reliability of the fleet. We also keep an inventory of spare engines and propellers for our fleet to allow for minimal downtime during major overhauls.

Since 1979, we have operated a FAA certified repair station (CRS), under FAA Federal Aviation Regulation FAR Part 145. We currently utilize the repair station, located in Cheyenne, WY, to perform overhaul and repair of selected aircraft components for our fleet of Beechcraft 1900D and Embraer Brasilia EMB-120 aircraft.

Fuel

We expect to continue to be able to obtain fuel in quantities sufficient to meet our future requirements. We contract, both through intermediaries and directly with refiners, for the purchase of a significant portion of our aircraft fuel requirements. However, standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, an increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues or subsidies, could have a material adverse impact on our future operating results. During 2013, our average price of fuel, including taxes and into plane service fees, was $3.67 per gallon, as compared to $3.76 in 2012 and $3.69 in 2011. Based on rates of consumption for 2013, a one cent increase or decrease in the price per gallon of fuel would increase or decrease our fuel expense by approximately $98,000 annually.

Liquidity, Financing and Capital Resources

We have historically used debt to finance the purchase of aircraft. On November 16, 2011, we entered into a financing agreement with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC (“Lenders”), serving as Administrative Agent (the “Credit Agreement”). Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which we may borrow up to $10 million.

As of December 31, 2013, our outstanding principal balance on the term loan was $15.2 million and we had borrowed $9.0 million under the revolving credit facility.

Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, our obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft.

For the 12 months ending December 31, 2013, we invested $1.6 million of cash in aircraft, engines, rotable parts and other equipment. Rotable parts acquisitions represented $1.5 million of the $1.6 million cash investment. We have no commitments to acquire additional aircraft or engines.

As of December 31, 2013 the Company has no aircraft lease obligations.

As stated in more detail above, under the heading “Going Concern”, the Company is not in compliance with financial covenants in the Credit Agreement, and the Company expects significant net losses and negative operating cash flows in 2014. These factors raise substantial doubt on the Company’s ability to continue as a going concern. The Company is in discussions with its lenders and pursuing additional sources of financing or sales of assets.

For additional information regarding the EAS Program and Liquidity, Financing and Capital Resources see Item 1A “Risk Factors” and Notes 1 and 5 to the Company’s financial statements included in this Annual Report on Form 10-K.

Employees

At April 7, 2013 we employed 795 full-time employees and 364 part-time employees, of the 795 full-time employees, 272 were pilots. At April 7, 2014 we employed 442 full-time employees and 215 part-time employees, of the 442 full-time employees, 95 were pilots.

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

Executive Officers of the Registrant

The following table provides information with respect to the Company’s executive officers as of March 20, 2014.

Name	Age	Title
Douglas G. Voss	59	Chairman of the Board of Directors and President
Charles R. Howell IV	56	Chief Executive Officer
Michael O. Matthews	57	Vice President and Chief Financial Officer
Michael L. Tuinstra	60	Treasurer

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

Michael O. Matthews. Mr. Matthews became the Vice President and Chief Financial Officer of the Company on March 28, 2005.Mr. Matthews joined the Company in November 2004 as Vice President of Finance. Prior to joining the Company, Mr. Matthews was employed as Director of Treasury for Budget Group, Inc. Prior to joining Budget Group, Inc. in 2000, Mr. Matthews held management positions in the financial services industry including Newcourt Financial, MetLife Capital, Sanwa Business Credit and Societe Generale Financial Corporation.

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

We hold an air carrier operating certificate and a certified repair station certificate issued by the Federal Aviation Administration (“FAA”) pursuant to Federal Aviation Regulation (FAR) Part 121 and FAR Part 145, respectively. Effective March 18, 2014, we hold an air carrier operating certificate pursuant to FAR Part 135. As a result, we are subject to the jurisdiction of the FAA with respect to our flight operations, aircraft maintenance, and safety related matters, including, but not limited to, equipment, ground facilities, dispatch, communications, training, weather observation, flight personnel, and other matters affecting air safety. Our certificate is subject to suspension or revocation for cause.

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

Risks Related to Our Business

We are currently experiencing a shortage of qualified pilots which has materially impacted our operations and financial condition.

New Federal Aviation Administration (“FAA”), pilot qualification rules imposed as part of the Airline Safety and Federal Aviation Administration Extension Act of 2010 in combination with revised FAR Part 117 Flight Crewmember Flight and Duty Limitations and Rest Requirements, (“FAR Part 117”), have created an industry-wide shortage of qualified pilots and negatively affected our operations and financial condition.

These new rules resulted in a greatly accelerated demand for qualified pilots as air carriers proceeded to increase pilot staffing requirements to compensate for the loss of crew efficiency due to the new rules. As a result, Great Lakes lost a large portion of its pool of qualified pilots with ATP certification.

The Airline Safety and Federal Aviation Administration Extension Act of 2010 was enacted in August 2010. Among many other pilot training directives, the legislation mandated that first officers (co-pilots) obtain an Airline Transport Pilot certification (“ATP”) prior to being qualified to perform crewmember duties in scheduled airline passenger service under FAR Part 121 regulatory requirements. A key factor to enable a pilot to receive an ATP certificate is the accumulation of 1,500 flight hours.

Furthermore, the legislation directed the FAA Administrator to conduct a rule making proceeding, to identify specific training programs that would provide for exemptions to the 1,500 hour requirement. The FAA published the final rule in the Federal Register on July 15, 2013. These rules became effective August 1, 2013. As a result of the rule making process, first officers may be eligible to receive a “restricted privileges” ATP with a minimum of 750 hours if they were a military pilot, 1,000 hours if they have received a bachelor’s degree from an accredited educational institution with an aviation major and 1,250 hours if they have received an associate’s degree from an accredited educational institution with an aviation major. Prior to this new rule, regulatory requirements provided for pilots to become eligible as first officers for a FAR Part 121 air carrier with a minimum of 250 hours of experience.

The new rules also mandate that a first officer must have 1,000 hours as a FAR Part 121 first officer in an air carrier operation prior to being eligible to serve as a captain in a FAR Part 121 airline. As an alternative, the rule provides for captain eligibility under FAR Part 121 for pilots who accumulate 1,000 hours of pilot in command time a FAR Part 135 operation. These new pilot qualification rules have severed the historical path in which pilots have had the opportunity to build enough hours so they could advance their careers. Great Lakes has historically provided this career path for more than 32 years.

The current supply of pilot candidates who qualify under the new regulations is severely limited. It is difficult for Great Lakes, which operates Beech 1900D turboprop aircraft, to compete for qualified pilots with other airlines operating 50 seat regional jets and larger equipment.

As a result, we have had to reduce scheduled departures by suspending service to multiple communities eligible for Essential Air Service, and other non-EAS markets. These actions resulted in a reduction of revenue and operating expenses. The rate of expense reduction will inherently lag the revenue drop-off as the Company aggressively adjusts its operating expenditures to match the new level of operations.

In April of 2013, Great Lakes submitted a written proposal to the FAA seeking authority to operate Beech 1900D aircraft in a nine seat passenger configuration utilizing FAR Part 135 pilot hiring requirements, while maintaining and complying with all other FAR Part 121 operational and maintenance standards.

On March 18, 2014, the Company received from the FAA new operations specifications allowing the Company to hire pilots under FAR Part 135 regulatory requirements. This will allow us to restore pilot staffing levels while maintaining FAR Part 121 hiring, training and employment standards as we have always done as a Part 121 carrier.

The reduction in the availability of qualified pilots has caused the Company to reduce our capacity by suspending service to multiple communities eligible for Essential Air Service subsidies, canceling and suspending service at several non-EAS subsidized markets. This has caused a significant decrease in revenues that will have a negative impact on earnings in the immediate future. There can be no assurance that the Company will be able to hire and retain pilots in amounts necessary to support its operations.

We are not in compliance with financial covenants under our senior credit facility with our Lenders.

As of December 31, 2013, the Company was not in compliance with financial covenants contained in the Credit Agreement. Furthermore, the Company does not expect to be in compliance with the leverage ratio covenant throughout the balance of 2014. Further, at March 31, 2014, the Company had not submitted its audited annual report to its lenders within the timeframe required by the Credit Agreement. Furthermore, the auditor’s report over the Company’s financial statements for the fiscal year ended December 31, 2013 contained an explanatory paragraph referencing substantial doubt about the Company’s ability to continue as a going concern. These are covenant violations that permit the Company’s lenders to exercise their right to declare our debt obligations to be immediately due and payable under the terms of the Credit Agreement. As a result, of not being in compliance with the terms of the Company’s senior credit facility and the expectation the Company will not be in compliance with the terms of the senior credit facility throughout 2014, all borrowings (approximately $24.2 million) under the Company’s senior credit facility are classified as current maturities as of December 31, 2013.

On April 1, 2014, the Company and its Lenders entered into a Third Amendment and Forbearance Agreement which terminates on April 30, 2014. Under the terms of this agreement the Company’s lenders have agreed to refrain from exercising their right to declare the obligations to be immediately due and payable under the terms of the Credit Agreement. On March 31, 2014, the Company also made its regularly scheduled debt payment to the lenders in the amount of $1 million.

Until the Company is able to re-staff with enough qualified pilots to restore service to suspended or terminated markets, it is expected that the Company will not have sufficient liquidity to service its debt obligations for the 12 month period ending December 31, 2014. In order to remedy this situation the Company is engaged in discussions with its Lenders and is pursuing additional or alternative sources of financing.

The Company cannot make assurances that its assets or cash flow from operations will be sufficient to repay borrowings under its existing debt obligations, either upon maturity or if accelerated, or that it will be able to refinance or restructure the payments due under the terms of the Credit Agreement. This would have a material adverse impact on our liquidity and financial position, and would raise substantial doubt about our ability to continue as a going concern.

We may not be able to obtain sufficient working capital to cover projected near term cash shortfalls.

Cash projections indicate that the Company will have negative cash flow from operations through August 2014. This shortfall, combined with scheduled debt amortization, will deplete our available cash. Without additional working capital, in the near term, from new or existing lenders, new equity, or cash from the sale/leaseback of assets, the Company may not have sufficient cash to operate.

We depend on Essential Air Service revenue to justify a substantial portion of our capacity.

We receive Essential Air Service (“EAS”) revenue as compensation for essential air service provided by us to smaller communities. We received $55.4 million of EAS revenue for the twelve month period ending December 31, 2013, representing approximately 47% of our total operating revenue, compared to $58.3 million of EAS revenue, or approximately 42% of our total operating revenue, for the twelve month period ending December 31, 2012. The total amount of EAS revenue ultimately received by us over an extended period is determined by, among other things, overall funding levels of the EAS program by the U.S. Congress (which could be reduced), competitive bids by other carriers (which could cause us to lose EAS revenue to competitors), and our ability to optimize our schedules. EAS revenue awards generally have a term of two years. The U.S. Department of Transportation, which administers the EAS program, has the right to cancel EAS revenue awards if it deems that the communities served by such arrangements are no longer eligible.

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

Our code share agreements with Frontier Airlines and United Airlines do not have a fixed termination date, but are cancellable by either party upon sufficient notice. We estimate that approximately 39% and 19% of our connecting passenger traffic utilizes the United Airline and Frontier Airlines code share product line, respectively. While we are the only carrier serving the majority of the non-hub destinations we serve, we can make no assurances that absent a code share agreement with United Airlines or Frontier Airlines, that passengers wishing to travel to these destinations would either: (i) purchase travel through our interline e-ticketing agreements established with United Airlines, Frontier Airlines, Continental Airlines, Delta Airlines, U.S. Airways and American Airlines or (ii) purchase their travel directly through our own sales channels. Therefore, if the United Airlines or Frontier Airlines code share agreements are terminated, we cannot predict the effect this would have on our future total operating revenue.

An “ownership change” under IRS Section 382 could reduce, eliminate, or defer the utilization of our net operating loss carryforwards.

At December 31, 2013, we had estimated net operating loss carryforwards (“NOLs”) of $18.7 million for federal income tax purposes that expire beginning in 2021 and continuing through 2024. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change”. Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period.

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

Our pilots, flight attendants, mechanics and maintenance clerks, and dispatchers are represented by unions. Collectively, these employees represented approximately 34% of our workforce as of December 31, 2013. The collective bargaining agreements became amendable in 2010 for the pilots and 2005 for the mechanics. We entered into a new four year agreement with our flight attendants effective May 17, 2011.

Our pilots are represented by the United Transportation Union (“UTU”). The pilot collective bargaining agreement became amendable on September 16, 2010. The Company and the UTU have been engaged in contract mediation under the auspices of the National Mediation Board (“NMB”).

If we are unable to reach agreement with any of our unionized work groups when collective bargaining agreements are amendable, we may be subject to work interruptions and/or stoppages, which could adversely affect our business, financial condition, operating results and cash flows. A labor disruption or labor strike at either of our code share partners could have the same effects.

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

As of March 20, 2014, we operated a fleet of 28 Beechcraft Model 1900D 19-passenger aircraft and 6 Embraer Brasilia Model 120 30-passenger aircraft, neither of which of which are currently in production. These aircraft types continue to receive factory parts, manufacturing and engineering support. We may experience increased maintenance costs as our fleet ages.

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

Aircraft

We currently operate a total of 34 aircraft consisting of 28 19-passenger Beechcraft 1900D aircraft and six 30-passenger Embraer Brasilia aircraft. The average age of our fleet is approximately 19 years. All 34 of our aircraft are owned and pledged as security for our loan agreements with GB Merchant Partners, LLC and Crystal Capital LLC.

Ground Facilities

We lease approximately 94,000 square feet of space for maintenance, operations, and administration in Cheyenne, Wyoming.

On September 1, 2008 we entered into a lease for an approximate 120,000 square foot hangar and aircraft maintenance facility in Farmington, NM. We also lease aircraft maintenance facilities in Fort Dodge, IA.

On April 1, 2014 we will have leased gate, terminal and ramp facilities at 30 airports where ticketing and passenger loading and unloading are handled by Great Lakes personnel.

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

Stock Quotations	High	Low
2013:
First quarter	$2.15	$1.40
Second quarter	1.75	1.21
Third quarter	1.50	0.96
Fourth quarter	1.23	0.84
2012:
First quarter	$1.49	$0.65
Second quarter	1.63	1.10
Third quarter	1.69	1.09
Fourth quarter	2.46	1.15

As of March 20, 2014, we had approximately 293 record holders of our Common Stock.

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

There were no sales of unregistered securities of the Company during the fiscal year ended December 31, 2013.

There are no securities authorized for issuance under equity compensation plans as of December 31, 2013.

Item 6.	SELECTED FINANCIAL AND OPERATING DATA

The following statement of operations and balance sheet data as of, and for each of the years in the five-year period ended December 31, 2013 have been derived from our audited financial statements. The financial statements as of December 31, 2013 and 2012, and for each of the years in the three-year period ended

December 31, 2013, and the audit report thereon, are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share and selected operating data)
Statement of Operations Data:
Passenger revenues	$61,421	$79,008	$70,989	$63,066	$58,737
Public service revenues	55,448	58,347	52,406	60,398	61,258
Freight, charter, and other	327	424	970	1,937	1,849

Total operating revenues	117,196	137,779	124,365	125,401	121,844

Operating expenses:
Salaries, wages and benefits	32,345	34,176	32,118	32,847	31,500
Aircraft fuel	35,667	41,871	38,955	31,374	26,631
Aircraft maintenance, material, and repairs	14,790	16,649	13,368	16,066	16,925
Depreciation and amortization	6,400	5,830	5,236	5,300	5,641
Aircraft rental	—	1,418	1,907	2,294	2,066
Other rentals and landing fees	6,438	7,136	6,046	5,717	6,646
Other operating expense	17,791	21,286	20,411	21,160	20,490

Total operating expenses	113,431	128,366	118,041	114,758	109,899

Operating income	3,765	9,413	6,324	10,643	11,945

Interest expense, net	(4,318)	(5,008)	(2,618)	(1,910)	(2,160)
Gain on extinguishment of debt and deferred leases	—	—	13,697	—	—

Income (loss) before income taxes	(553)	4,405	17,403	8,733	9,785
Income tax benefit (expense)	110	(1,503)	(6,715)	(3,680)	(4,003)

Net income (loss)	$(443)	$2,902	$10,688	$5,053	$5,782

Net income (loss) per share:
Basic	$(0.05)	$0.33	$0.78	$0.35	$0.40
Diluted	(0.05)	0.32	0.78	0.35	0.40

Average number of common shares outstanding:
Basic	8,975	8,923	13,630	14,292	14,292
Diluted	8,975	9,060	13,740	14,446	14,442

	December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share and selected operating data)
Balance Sheet Data:
Working capital (1)	$(4,387)	$14,891	$15,110	$(18,778)	$9,647
Total assets	77,878	84,372	83,778	84,350	84,644
Long-term debt (including current installments) and long-term debt classified as current	24,173	26,173	29,473	43,988	51,779
Stockholders’ equity	38,618	39,061	36,137	28,941	23,887
Common Stock Issued and Outstanding (2)	8,975	8,975	8,920	14,292	14,292

(1)	All debt obligations are classified as current as the Company is not in compliance with financial covenants in its credit agreement. See “Liquidity, Financing and Capital Resources”.
(2)	On November 16, 2011, Raytheon Aircraft Credit Corporation returned 5,371,980 shares of common stock to the Company. These shares were retired, resulting in our issued and outstanding shares of common stock decreasing from 14,291,970 shares to 8,919,990 shares.

	Year Ended December 31,
	2013		2012		2011		2010		2009
Selected Operating Data (unaudited):
Available seat miles (in thousands) (1)	334,426		397,160		370,376		388,162		401,068
Revenue passenger miles (in thousands) (2)	133,933		169,929		162,893		149,131		134,077
Revenue passengers carried	466,490		540,062		519,601		499,439		481,668
Departures flown	70,540		79,699		74,888		82,802		92,517
Passenger load factor (3)	40.0%		42.8%		44.0%		38.4%		33.4%
Average yield per revenue passenger mile (4)	45.9	¢	46.5	¢	43.6	¢	42.3	¢	43.8	¢
Revenue per available seat mile (5)	35.0	¢	34.7	¢	33.6	¢	32.3	¢	30.4	¢
Operating cost per available seat mile (6)	33.9	¢	32.3	¢	31.9	¢	29.6	¢	27.4	¢
Average passenger fare (7)	$131.67		$146.29		$136.62		$126.27		$121.94
Average passenger trip length (miles) (8)	287		315		313		299		278
Aircraft in service (end of period)	34		34		34		38		38
Destinations served (end of period)	44		47		44		58		62

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seat miles flown by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Operating cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Great Lakes began providing air charter service in 1979, and has provided scheduled passenger service since 1981. We provide scheduled air service to our hubs under the Great Lakes brand. Connecting code share and interline e-ticket products are available to both United and Frontier Airlines at selected hubs. American Airlines, Delta Airlines, Frontier Airlines, United Airlines and U.S. Airways interline e-ticket products are available at all of the hubs which we serve. Effective April 1, 2014, we will provide passenger service to 30 airports in 9 states.

Financial Highlights

We had operating revenue of $117.2 million for the year ending December 31, 2013, a 14.9 percent decrease compared to operating revenue of $137.8 million for the year ending December 31, 2012. We realized a $17.6 million decrease in passenger revenue and a $2.9 million decrease in public service revenue.

We had operating income of $3.8 million for the year ending December 31, 2013, a 60.0 percent decrease compared to operating income of $9.4 million for the year ending December 31, 2012. The $5.6 million decrease in operating income is attributable to a $20.6 million decrease in operating revenue offset by a $15.0 million decrease in operating expenses.

We had a net loss of $0.4 million for the year ending December 31, 2013, compared to net income of $2.9 million for the year ending December 31, 2012. This $3.3 million decrease in net income is primarily a result of a decrease in operating revenue of $20.6 million offset by a decrease of operating expenses of $15.0 million, a decrease of income tax expense of $1.6 million and interest expense decrease of $0.7 million.

As more completely discussed in Item 1, under heading “Going Concern” and Item 1A, the curtailment of operations due to pilot shortages has had a negative impact on both revenue and operating income. As of December 31, 2013, and March 31, 2014, the Company was not in compliance with financial covenants in the Credit Agreement. The negative impact from the pilot shortage on financial results and on the near term financial projections raises substantial doubt on the Company’s ability to continue as a going concern. We are currently experiencing a shortage of qualified pilots which has materially impacted our operations and financial condition. Furthermore, we are not in compliance with certain financial covenants contained in the Credit Agreement with GB Merchant Partners, LLC. and Crystal Capital LLC (“Lenders”). The Company has entered into a short term Forbearance Agreement with its Lenders while we explore additional sources of working capital. See Item 1 Business, Pilot Shortage, and Going Concern.

Results of Operations

(dollars in thousands)

	For the Years Ended December 31,
	2013				2012				2011
		Cents		% Increase		Cents		% Increase		Cents
		per		(decrease)		per		(decrease)		per
	Amount	ASM		from 2012	Amount	ASM		from 2011	Amount	ASM
Operating revenues:
Passenger	$61,421			(22.3)%	$79,008			11.3%	$70,989
Public service	55,448			(5.0)	58,347			11.3	52,406
Other	327			(22.9)	424			(56.3)	970

Total operating revenues	117,196			(14.9)%	137,779			10.8%	124,365

Salaries, wages, and benefits	32,345	9.7	¢	(5.4)%	34,176	8.6	¢	6.4%	32,118	8.7	¢
Aircraft fuel	35,667	10.7		(14.8)	41,871	10.5		7.5	38,955	10.5
Aircraft maintenance materials and component repairs	14,790	4.4		(11.2)	16,649	4.2		24.5	13,368	3.6
Depreciation and amortization	6,400	1.9		9.8	5,830	1.5		11.3	5,236	1.4
Aircraft rental	—	0.0		(100.0)	1,418	0.4		(25.6)	1,907	0.5
Other rentals and landing fees	6,438	1.9		(9.8)	7,136	1.8		18.0	6,046	1.6
Other operating expense	17,791	5.3		(16.4)	21,286	5.4		4.3	20,411	5.5

Total operating expenses	113,431	33.9	¢	(11.6)%	128,366	32.3	¢	8.7%	118,041	31.9	¢

Operating income	$3,765				$9,413				$6,324

			Increase/			Increase/
			(decrease)			(decrease)
	2013		from 2012	2012		from 2011	2011
Available seat miles (thousands)	334,426		(15.8)%	397,160		7.2%	370,376
Revenue passenger miles (thousands)	133,933		(21.2)%	169,929		4.3%	162,893
Passenger load factor	40.0%		(6.5)%	42.8%		(2.7)%	44.0%
Average yield per revenue passenger mile	45.9	¢	(1.3)%	46.5	¢	6.7%	43.6	¢
Revenue per available seat mile	35.0	¢	0.9%	34.7	¢	3.3%	33.6	¢
Cost per available seat mile	33.9	¢	5.0%	32.3	¢	1.3%	31.9	¢

Comparison of 2013 to 2012

Passenger Revenues. Passenger revenues decreased 22.3% from 2012. The decrease in passenger revenues was largely due to a 21.2% decrease in revenue passenger miles in addition to a 0.1% decrease in average yield per revenue passenger mile. The $17.6 million year-over year decrease in passenger revenues was attributable to the curtailment of operations due to a severe shortage of available qualified pilots in combination with a reduction of scheduled service in markets that were experiencing diminishing year-over-year load factors and lower revenue passenger mile (RPM) yields.

Public Service Revenues. Public service revenues earned through the Essential Air Service program decreased 5.0% to $55.4 million in 2013, as compared to $58.3 million in 2012. The decrease in public service revenue is primarily attributable to our reduction of communities served which was partially offset with renewing EAS services in existing markets that required subsidy rate increases. These factors contributed to a net decrease of $2.9 million of public service revenue in 2013 as compared to 2012.

Other Revenues. Other revenues decreased 22.9% to $0.3 million in 2013. This decrease was mainly due to a $0.1 million decrease in cargo revenues.

Operating Expenses. Total operating expenses decreased 11.6%, or $14.9 million from the previous year. The rate of expense reduction lagged the revenue drop-off as the Company adjusted its operating expenditures to match the new level of operations.

Salaries, wages, and benefits decreased 5.4% to $32.3 million or 9.7 cents per ASM compared to $34.2 million or 8.6 cents per ASM in 2012, which was primarily attributable to decrease in employees needed to support the decrease in operations served, along with decreases in health insurance claims in 2013 compared to 2012. These decreases were partially offset by increase for workers compensation insurance.

Aircraft fuel expense, in 2013, was $35.7 million, or 10.7 cents per ASM, a decrease of $6.2 million compared to 2012. In 2012, aircraft fuel expense was $41.9 million, or 10.5 cents per ASM. The average cost of fuel decreased from $3.76 per gallon in 2012 to $3.67 per gallon in 2013. The effect of the $0.09 decrease in cost per gallon, along with a decrease in consumption, was a decrease in total cost of approximately $6.2 million in 2013. At 2013 rates of consumption, a one-cent increase or decrease in the price per gallon of fuel will increase or decrease our fuel expense by approximately $98,000 annually.

Aircraft maintenance, materials and component repair expense was $14.8 million, or 4.4 cents per ASM, in 2013, a decrease of $1.9 million from 2012. In comparison, our aircraft maintenance, materials, and repairs expense for 2012 was $16.6 million, or 4.2 cents per ASM. The 11.2% decrease in 2013 aircraft maintenance expense was primarily attributable to an 11.5% decrease in the number of departures and an 11.4% decrease in aircraft block hour time. Aircraft maintenance, materials and component expense does not include internal salaries, wages and benefit expenses incurred as a result of employees performing aircraft maintenance.

Depreciation and amortization expense was $6.4 million in 2013 and $5.8 million in 2012. The increase in depreciation is primarily due to addition of flight equipment in fourth quarter of 2012 and other property and equipment purchased.

We had no passenger aircraft rental expense during 2013 compared to $1.4 million in 2012. In December 2012, we purchased aircraft that we were previously leasing. We currently own all of our passenger service aircraft.

Other rentals and landing fees decreased 9.8% to $6.4 million in 2013 from $7.1 million in 2012. The decrease is mostly due to reduced hub expenses attributable to a reduction in the number of departures and an annual rate adjustment from Denver International Airport that was $0.2 million higher than the credit we received in 2012.

Other operating expenses decreased 16.4% in 2013 to $17.8 million, or 5.3 cents per ASM from $21.3 million or 5.4 cents per ASM in 2012. The decrease in other operating expenses is primarily due to decreases in pilot training and associated lodging expenses of $1.4 million, passenger related expenses of $1.1 million, contract airline handling of $0.6 million, employee related expenses of $0.3 million, insurance of $0.2 million, professional fees of $0.2 million and other expenses of $0.2 million. These were offset by increases for deicing expense of $0.5 million.

Interest Expense. Interest expense was $4.3 million during 2013, a decrease of 13.8% from $5.0 million in 2012 as a result of reducing our long-term debt.

Income Tax Expense. We had an income tax benefit of $0.1 million in 2013 compared to income tax expense of $1.5 million in 2012. The provision for income tax benefit in 2013, as a percentage of income before taxes, was 20 percent compared to 34.1 percent income tax expense in 2012.

As of December 31, 2013, we had approximately $18.7 million of federal net operating loss carry-forwards which will be available to offset future taxable income. We also had $12.9 million of state net operating loss carry-forwards, of which $9.2 million ($0.5 million tax effected) is expected to expire unused and $3.7 million will be available to offset future taxable income. A valuation allowance of approximately $507,000 remained at December 31, 2013 for state net operating loss carry-forwards that may not be utilized before they expire.

Comparison of 2012 to 2011

Passenger Revenues. Passenger revenues increased 11.3% from 2011. The increase in passenger revenues was largely due to a 4.3% increase in revenue passenger miles in addition to a 6.7% increase in average yield per revenue passenger mile.

Public Service Revenues. Public service revenues earned through the Essential Air Service program increased 11.3% to $58.3 million in 2012, as compared to $52.4 million in 2011. The increase in public service revenue is primarily attributable to our expansion into our Minneapolis hub, which serves communities requiring higher subsidization, in combination with renewing EAS services in existing markets that required subsidy rate increases. These factors contributed to a net increase of $5.9 million of public service revenue in 2012 as compared to 2011.

Other Revenues. Other revenues decreased 56.3% to $0.4 million in 2012. This decrease was mainly due to a $0.5 million decrease in ground handling services provided to other carriers who served the same locations in which we had ongoing operations.

Operating Expenses. Total operating expenses increased 8.7%, or $10.3 million from the previous year.

Salaries, wages, and benefits increased 6.4% to $34.2 million or 8.6 cents per ASM compared to $32.1 million or 8.7 cents per ASM in 2011, which was primarily attributable to additional employees needed to support the increase in operations served, offset by decreases in health insurance claims in 2012 compared to 2011.

Aircraft fuel expense, in 2012, was $41.9 million, or 10.5 cents per ASM, an increase of $2.9 million compared to 2011. In 2011, aircraft fuel expense was $39.0 million, or 10.5 cents per ASM. The average cost of fuel increased from $3.69 per gallon in 2011 to $3.76 per gallon in 2012. The effect of the $0.07increase in cost per gallon, along with an increase in consumption, was an increase in total cost of approximately $2.9 million in 2012.

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

Interest Expense. Interest expense was $5.0 million during 2012, an increase of 91.3% from $2.6 million in 2011. In 2011, we amortized $0.6 million of deferred debt restructuring gains which had the effect of lowering our interest expense from $3.2 million to $2.6 million. The 2012 interest expense increase is attributable to a combination of higher interest rates associated with our long-term debt and the absence of deferred debt restructuring gains that became fully amortized in June of 2011.

Income Tax Expense. We had income tax expense of $1.5 million in 2012 compared to $6.7 million in 2011. The provision for income taxes, as a percentage of income before taxes, decreased to 34.1 percent in 2012 from 38.6 percent in 2011.

As of December 31, 2012, we had approximately $20.8 million of federal net operating loss carry-forwards which will be available to offset future taxable income. We also had $13.3 million of state net operating loss carry-forwards, of which $9.5 million ($0.6 million tax effected) is expected to expire unused and $3.8 million will be available to offset future taxable income. A valuation allowance of approximately $609,000 remained at December 31, 2012 for state net operating loss carry-forwards that may not be utilized before they expire.

Liquidity, Financing and Capital Resources

We have historically used debt to finance the purchase of aircraft. On November 16, 2011, we entered into a financing agreement with our Lenders. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which we may borrow up to $10 million.

At December 31, 2013, our outstanding principal balance on the term loan was $15.2 million and we had borrowed $9.0 million under the revolving credit facility.

Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, our obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft.

For the 12 months ending December 31, 2013, we invested $1.6 million of cash in aircraft, engines, rotable parts and other equipment. Rotable parts acquisitions represented $1.5 million of the $1.6 million cash investment. We do not expect to acquire additional aircraft or engines in the foreseeable future.

At December 31, 2013 the Company has no aircraft lease obligations.

As more completely discussed in Item 1, under heading “Going Concern” and Item 1A, the curtailment of operations due to pilot shortages has had a negative impact on both revenue and operating income. At December 31, 2013, the Company was not in compliance with financial covenants contained in the Credit Agreement, and it is not expected that the Company will be in compliance throughout the balance of 2014. As a result of such non- compliance our lenders have the right to declare all borrowings (approximately $24.2 million) immediately due and payable.

On April 1, 2014 the Company and its Lenders entered into a Third Amendment and Forbearance Agreement which terminates on April 30, 2014. Under the terms of the agreement the Company’s Lenders have agreed to refrain from exercising their right to declare the obligations to be immediately due and payable under the terms of the Credit Agreement. Until the Company is able to hire a sufficient number of qualified pilots, restructure its current debt obligations, and obtain additional cash funding sources, it is expect that the Company will not have sufficient liquidity to service its obligations. The Company is in discussions with its lenders and pursuing additional sources of financing or sales of assets.

Working Capital

Net cash provided by operating activities was $7.3 million at December 31, 2013 compared to $9.1 million at December 31, 2012. As a result of not being in compliance under our senior credit facility and the uncertainty of our liquidity position for the next 12 months, all borrowings (approximately $24.2 million) under our senior credit facility are classified as current maturities as of December 31, 2013. Thus, we had negative working capital of $4.4 million and a current ratio of 0.86:1 at December 31, 2013, compared to positive working capital of $14.9 million and a current ratio of 2.2:1 at December 31, 2012.

For additional information regarding Liquidity and Capital Resources see Item 1A “Risk Factors.”

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2013 was $7.3 million as compared to $9.1 million for the year ended December 31, 2012.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2013 was $1.6 million for the purchase of flight equipment and other property and equipment. Net cash used in investing activities for the year ended December 31, 2012 was $6.5 million.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2013 was $2.0 million, consisting of $3.5 million of contractual principal payments on long-term debt, offset by $1.5 million of incremental borrowings under our revolving credit facility.

Contractual Obligations

The following table summarizes the contractual due dates of the Company’s long-term debt obligations as of December 31, 2013, without considering the potential impact resulting from the covenant violations:

	2014	2015	2016	After 2016	Total
Long-term debt—contractual
Term loan facility	$4,000,000	$11,200,000	$—	$—	$15,200,000
Revolving credit facility	—	8,973,333	—	—	8,973,333
Contractual interest
Term loan facility	2,353,097	1,514,722	—	—	3,867,819
Revolving credit facility	1,102,788	1,006,163	—	—	2,108,951

Total debt	$7,455,885	$22,694,218	$—	$—	$30,150,103

See discussion below for contractual interest obligations.

Contractual Interest Expense

The projected contractual interest expense on our long-term obligations (based on the minimum variable interest rate stated in the debt instruments, which is the rate in effect as of December 31, 2013) for the next five years and thereafter is as follows:

Variable Rate
Contractual
Maturity	Interest
2014	$3,455,885
2015	2,520,885
2016	—
2017	—
2018	—
Thereafter	—

The preceding projected contractual interest rate expenses are calculated based on borrowings as of December 31, 2013. Our contractual interest expense is subject to fluctuations in the amount of debt outstanding at any given time, particularly under our revolving credit facility, as well as increases in 30-day LIBOR. Effective April 1, 2014, as a result of entering into a Third Amendment and Forbearance Agreement with our lenders, the Company agreed to a 2% increase in the applicable rate that we are paying on our loan agreements. The interest rate on our revolving credit facility will increase to the greater of 30 day LIBOR plus 10% or 12.5%. The interest rate on our term loan will increase to the greater of 30 day LIBOR plus 13% or 17.5%. Going forward, we could be subject to increased rates of interest on our debt if the 30 day LIBOR rate increases by more than 2.3 percentage points.

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

In December of 2012, the Company negotiated the early termination of these lease agreements and the purchase of these two leased aircraft. The maintenance deposits reflected in the Company’s financial statements at the time of the early lease termination were expected to be reimbursed by the lessor over the original remaining lease term prior to our decision to early terminate the lease and purchase the aircraft. In connection with the early termination of the aircraft leases and purchase of the aircraft, the Company surrendered its maintenance deposits of $2.2 million, other receivables from the lessor of $0.4 million, and cash of $1.6 million, for total consideration of $4.2 million. The Company estimated the fair value of the acquired aircraft at the time of purchase, using the guidance in ASC 820, Fair Value Measurement, at $3.5 million, which was $0.7 million less than the total consideration paid to the lessor. As a result, the Company incurred additional aircraft rental expense of $0.7 million in December of 2012. At December 31, 2013 and December 31, 2012, the Company had no maintenance deposits.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The tax net operating loss carryforwards (NOLs) that have been generated are due in large part to the accelerated depreciation of property and equipment over a shorter useful life for tax purposes. Our NOLs will expire between 2021 and 2024. The book basis of property and equipment is approximately $36.1 million greater than the tax basis at December 31, 2013, all of which is expected to reverse during periods in which NOLs are available. Approximately $9.2 million ($0.5 million tax effected) of state NOLs are expected to expire unused and accordingly a valuation allowance has been provided for these deferred tax assets. Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, the Company believes it is more likely than not that it will realize the benefits of most of the deductible temporary differences and NOLs. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of December 31, 2013, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 31.4% of our operating expenses in 2013. At 2013 rates of consumption, a one cent increase or decrease in the per gallon price of fuel would increase or decrease our fuel expense by approximately $98,000 annually.

Interest Rates

Our operations are capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At December 31, 2013, we had approximately $24.2 million of variable rate debt. Effective April 1, 2014, as a result of entering into a Third Amendment and Forbearance Agreement with our lenders, we agreed to a 2% increase in the applicable rate that we are paying on our loan agreements. The interest rate on our revolving credit facility will increase to the greater of 30 day LIBOR plus 10% or 12.5%. The interest rate on our term loan will increase to the greater of 30 day LIBOR plus 13% or 17.5%. Going forward, we could be subject to increased rates of interest on our debt if the 30 day LIBOR rate increases by more than 2.3 percentage points.

GREAT LAKES AVIATION, LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of December 31, 2013 and 2012 and for the each of the years in the three year period ended December 31, 2013, together with the Report of the Company’s Independent Registered Public Accounting Firm, are included in this Form 10-K on the pages indicated below.

Supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Great Lakes Aviation, Ltd.:

We have audited the accompanying balance sheets of Great Lakes Aviation, Ltd. (the Company) as of December 31, 2013 and 2012, and the related statements of income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has violated covenants within the credit agreement for the Company’s senior credit facility and is projecting covenant violations during 2014. Additionally, the Company has projected that cash flows from operations will not be sufficient to fund the Company’s debt obligations during 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Denver, Colorado

April 9, 2014

GREAT LAKES AVIATION, LTD.

Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash	$6,597,927	$2,887,634
Accounts receivable and other receivables	7,118,868	9,235,433
Inventories	8,667,751	8,971,610
Prepaid expenses and other current assets	3,154,713	2,634,839
Deferred income taxes	1,457,049	3,573,024

Total current assets	26,996,308	27,302,540

Property and equipment:
Flight equipment	125,027,613	124,406,769
Other property and equipment	10,604,094	10,498,439
Less accumulated depreciation and amortization	(87,029,483)	(81,123,534)

Total property and equipment	48,602,224	53,781,674

Other assets	2,279,968	3,288,281

Total assets	$77,878,500	$84,372,495

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$24,173,333	$3,500,000
Accounts payable	3,684,161	4,604,906
Accrued interest, unearned revenue and other liabilities	3,525,843	4,306,980

Total current liabilities	31,383,337	12,411,886

Long-term debt, net of current maturities	—	22,673,333
Deferred income taxes	7,877,096	10,226,538

Total liabilities	39,260,433	45,311,757

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.
No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares.
Issued and outstanding: 8,974,990 and 8,974,990 shares	89,750	89,750
Paid-in capital	31,494,609	31,494,609
Retained earnings	7,033,708	7,476,379

Total stockholders’ equity	38,618,067	39,060,738
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$77,878,500	$84,372,495

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income (Loss)

	Years Ended December 31,
	2013	2012	2011
Operating revenues:
Passenger	$61,421,238	$79,007,876	$70,989,350
Public service	55,448,240	58,347,399	52,406,337
Freight, charter, and other	326,947	423,601	969,770

Total operating revenues	117,196,425	137,778,876	124,365,457

Operating expenses:
Salaries, wages, and benefits	32,345,669	34,175,706	32,117,733
Aircraft fuel	35,667,468	41,871,066	38,954,692
Aircraft maintenance, materials, and repairs	14,789,573	16,648,569	13,367,928
Depreciation and amortization	6,399,943	5,830,006	5,236,110
Aircraft rental	—	1,417,918	1,906,682
Other rentals and landing fees	6,437,633	7,136,225	6,046,212
Other operating expense	17,791,545	21,286,349	20,411,414

Total operating expenses	113,431,831	128,365,839	118,040,771

Operating income	3,764,594	9,413,037	6,324,686
Other income (expense):
Interest expense net of interest income of $1,664, $2,639 and $4,043 respectively	(4,317,753)	(5,007,949)	(2,618,222)
Gain on extinguishment of debt	—	—	13,696,695

Total other income (expense)	(4,317,753)	(5,007,949)	11,078,473
Income (loss) before income taxes	(553,159)	4,405,088	17,403,159
Income tax benefit (expense)	110,488	(1,502,952)	(6,714,891)

Net income (loss)	$(442,671)	$2,902,136	$10,688,268

Net income (loss) per share:
Basic	$(0.05)	$0.33	$0.78
Diluted	(0.05)	0.32	0.78
Average shares outstanding:
Basic	8,974,990	8,923,269	13,629,671
Diluted	8,974,990	9,065,171	13,739,516

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Years Ended December 31, 2013, 2012, and 2011

	Common stock			Retained
	Shares	Amount	Paid-in capital	Earnings	Total
Balance at January 1, 2011	14,291,970	$142,920	$33,568,669	$(4,771,030)	$28,940,559
Repurchase and retirement of common stock	(5,371,980)	(53,720)	(2,095,072)	(1,342,995)	(3,491,787)
Net income and comprehensive income	—	—	—	10,688,268	10,688,268

Balance at December 31, 2011	8,919,990	89,200	31,473,597	4,574,243	36,137,040
Exercise of stock options	55,000	550	21,012	—	21,562
Net income and comprehensive income	—	—	—	2,902,136	2,902,136

Balance at December 31, 2012	8,974,990	$89,750	$31,494,609	7,476,379	$39,060,738
Net (loss) and comprehensive (loss)	—	—	—	(442,671)	(442,671)

Balance at December 31, 2013	8,974,990	$89,750	$31,494,609	$7,033,708	$38,618,067

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(442,671)	$2,902,136	$10,688,268
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	6,399,943	5,830,006	5,236,110
Loss on items beyond economic repair	372,629	303,692	166,117
Amortization of deferred debt restructuring gain	—	—	(599,945)
Amortization of debt issuance costs	641,339	641,339	78,153
Non-cash gain on extinguishment of debt	—	—	(13,696,695)
Deferred tax expense	(233,467)	1,025,231	5,586,974
Change in current operating items:
Accounts receivable	2,116,565	710,028	(845,050)
Inventories	303,859	(1,402,818)	(977,583)
Prepaid expenses and other current assets	(1,161,214)	(671,880)	715,679
Maintenance deposits	—	(41,057)	305,501
Other assets	1,008,313	(373,982)	184,309
Accounts payable	(920,745)	302,913	1,068,028
Accrued interest, unearned revenue and other liabilities	(781,137)	(140,341)	106,851
Deferred credits	—	—	(35,434)

Net cash provided by operating activities	7,303,414	9,085,267	7,981,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(1,593,121)	(6,512,188)	(3,859,011)

Net cash flows used in investing activities	(1,593,121)	(6,512,188)	(3,859,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and repurchase of common stock	(3,500,000)	(5,300,000)	(33,182,962)
Proceeds from the issuance of debt	1,500,000	2,000,000	29,473,333
Payments for debt issuance costs	—	—	(2,535,755)
Proceeds from the exercise of stock options	—	21,562	—

Net cash used in financing activities	(2,000,000)	(3,278,438)	(6,245,384)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,710,293	(705,359)	(2,123,112)
Cash and Cash Equivalents:
Beginning of year	2,887,634	3,592,993	5,716,105

End of year	$6,597,927	$2,887,634	$3,592,993

Supplementary cash flow information:
Cash paid during the year for interest (contractual)	$3,698,776	$4,434,100	$3,144,060
Cash paid during the year for income taxes	$189,809	$1,454,359	$368,576
Non-cash purchase of flight equipment	$—	$1,760,000	$—

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2013 and December 31, 2012

Note 1.	Business

Passenger Revenue

Great Lakes Aviation, Ltd. (Great Lakes, the Company, we or us) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United Airlines or United) and Frontier Airlines, Inc. (Frontier Airlines or Frontier). Our code share agreements allow our mutual customers to purchase connecting flights though our code share partners and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while the Company maintains its own branding on our planes and ticket counters and our own designator code on all our flights. In addition to our code share agreements and independent branding, the Company had developed electronic ticketing (e-ticket) interline agreements with American Airlines, Delta Airlines, Frontier Airlines, United Airlines, and U.S. Airways.

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

Public Service Revenue

Approximately 47% and 42% of the Company’s total revenue during each of the twelve months ended December 31, 2013 and 2012, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program through September 30, 2015.

As of April 1, 2014, the Company served 30 airports, of which 20 locations receive EAS subsidy, in 9 states with a fleet of six Embraer EMB-120 Brasilia and 28 Beechcraft 1900D regional airliners. The Company currently operates hubs at Denver, CO, Los Angeles, CA, Minneapolis, MN and Phoenix, AZ.

Liquidity

The Company has historically used debt to finance the purchase of its aircraft.

As of September 30, 2013, and December 31, 2013, the Company was not in compliance with financial covenants contained in the credit agreement between it and its lenders. Furthermore, the Company experienced a pilot shortage in the 4th quarter of 2013 which has caused the Company to curtail operations and reduce capacity. The pilot shortage and its effect on operations are expected to continue into 2014 or until the Company can hire and train enough pilots to reestablish operations in those markets in which the Company was forced to suspend or terminate service. The curtailment of operations had a negative impact on both revenue and operating income which is expected to continue. Due to this negative impact on revenue and operating income, the Company does not expect to be in compliance with the debt to earnings coverage covenant throughout 2014.

Until the Company is able to re-staff a sufficient number of qualified pilots to restore service to suspended or terminated markets, it expects that it will not have sufficient liquidity to service its existing debt obligations.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2013 and December 31, 2012

The above circumstances and near term projections indicate significant net losses and negative operating cash flows in combination with the expectation the Company will not be in compliance with the terms of the senior credit facility throughout 2014, and the lender’s ability to call our debt, raise substantial doubt about the Company’s ability to continue as a going concern. Our audited financial statements for the fiscal year ended December 31, 2013 were prepared on a going concern basis in accordance with United States generally accepted accounting principles and do not include any adjustments that might result from the outcome of this uncertainty. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Our credit facility matures on November 16, 2015. As a result of not being in compliance under our senior credit facility and the expectation the company will not be in compliance with the terms of the senior credit facility throughout 2014, all borrowings (approximately $24.2 million) under our senior credit facility are classified as current maturities as of December 31, 2013. Our operating and capital plans for the next twelve months call for dedication of substantially all of our excess cash flow to the repayment of indebtedness.

On April 1, 2014, the Company and its lenders entered into a Third Amendment and Forbearance Agreement which terminates on April 30, 2014. Under the terms of this agreement the Company’s lenders have agreed to refrain from exercising their right to declare the obligations to be immediately due and payable under the terms of the Credit Agreement.

To meet our capital needs, we are considering several alternatives, including, but not limited to, additional equity financings, debt financings, and other funding transactions, including the sale or sale-leaseback of certain aircraft. There can be, however, no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2013 and December 31, 2012

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

(c) Accounts Receivable and Other Receivables. Approximately 94% of accounts receivable balances are due from various airlines, credit card companies, or the United States government.

The table below shows the composition and approximate percentages attributable to our receivables at December 31, 2013 and 2012.

	December 31,	December 31,
	2013	2012
United Airlines	12%	11%
Frontier Airlines	8	9
Other Airlines	5	2
Credit card companies	14	14
United States government	55	60
Other	6	4

Total accounts receivable	100%	100%

All receivables are pledged as collateral under the Company’s debt agreements.

(d) Inventories. Inventories consist of fuel, expendable spare parts, materials, and supplies relating to flight equipment. Inventories are stated at the lower of average cost or market. Expendable parts are charged to maintenance expense as used. Inventories consisting of expendable spare parts and equipment are pledged as collateral for our loan agreements. The balance of fuel held in inventories was $1.0 million and $0.8 million as of December 31, 2013 and 2012, respectively.

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2013 and December 31, 2012

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

(g) Other Assets. Other assets consist primarily of prepayments of debt issuance costs, deposits with financial institutions, bonding companies, facilities lessors, aircraft lessors and others to secure the payment of fixed obligations. We incurred $2.5 million of debt issuance costs in 2011. At December 31, 2013, the unamortized debt issuance costs are $1.2 million, of which $0.6 million is classified as a prepaid expense that will be amortized in 2014 and $0.5 million is classified in other assets which will amortize in 2015. Security deposits related to long-term facility leases were $1.2 million at December 31, 2013 and 2012.

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

In December of 2012, the Company negotiated the early termination of these lease agreements and the purchase of these two leased aircraft. The maintenance deposits reflected in the Company’s financial statements at the time of the early lease termination were expected to be reimbursed by the lessor over the original remaining lease term prior to our decision to early terminate the lease and

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2013 and December 31, 2012

purchase the aircraft. In connection with the early termination of the aircraft leases and purchase of the aircraft, the Company surrendered its maintenance deposits of $2.2 million, other receivables from the lessor of $0.4 million, and cash of $1.6 million, for total consideration of $4.2 million. The Company estimated the fair value of the acquired aircraft at the time of purchase, using the guidance in ASC 820, Fair Value Measurement, at $3.5 million, which was $0.7 million less than the total consideration paid to the lessor. As a result, the Company incurred additional aircraft rental expense of $0.7 million in December of 2012. At December 31, 2013 and December 31, 2012, the Company had no maintenance deposits.

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

(j) Code Share Relationships. At December 31, 2013, the Company operated under code share agreements with United Airlines and Frontier Airlines. These code share agreements are prorate agreements whereby the passenger’s fare is split between the two carriers based on the distance traveled by the passenger on each airline. Revenue from these code share agreements is recorded as passenger revenue when the services are rendered. The Company also participates in United’s “Mileage Plus” frequent flyer program. If a customer books travel on United which includes a segment on Great Lakes, the United customer earns points in their United frequent flier account for the miles flown on the Great Lakes segment. When a United frequent flier customer earns sufficient points to earn an award, he or she can choose whether to redeem those points on a United flight connecting with a Great Lakes flight. Our participation in United’s frequent flyer program does not require us to issue tickets in exchange for frequent flyer awards. Award redemption can only be facilitated through United on United flights in conjunction with a Great Lakes flight. Tickets sold to passengers on Great Lakes ticket stock for Great Lakes flight segments (ZK designator) are not eligible to accrue United frequent flyer credits. The Company accounts for the incremental cost to fly United frequent flyer passengers at the time of service since the Company does not have sufficient information to estimate future awards expected to be redeemed on a Great Lakes segment, and an estimated frequent flyer liability would be insignificant in the aggregate given the historical volume of awards used for flights including Great Lakes segments.

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2013 and December 31, 2012

(l) Income (Loss) Per Share. Basic income (loss) per share has been computed by dividing the net income for a particular year by the weighted average number of shares of common stock outstanding during such year. Diluted earnings per share reflects the potential dilution of securities that could share in earnings. The Company currently has 8,974,990 shares of common stock outstanding.

(m) Stock Option Plans. For the years ending December 31, 2013, 2012 and 2011 there were no stock-based compensation awards granted.

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

Aircraft Leases

Prior to December 27, 2012 the Company operated two leased Embraer Brasilia Model 120 aircraft, which were accounted for under operating lease agreements. The Company negotiated the early termination of these lease agreements and the purchase of these two leased aircraft in December of 2012. The Company was required to make supplemental rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft which were reimbursable to the Company at the time maintenance activities were completed. These supplemental rentals are based on the number of flight hours flown and/or flight departures and are recorded as maintenance deposits. See Note 2(h) Summary of Significant Accounting Policies and Procedures – Maintenance Deposits for the Company’s accounting policy. As a result of the early termination of the aircraft leases and purchase of the aircraft by the Company, it was no longer probable that $0.7 million of maintenance deposits would be refunded when maintenance activity was performed and the Company incurred additional

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2013 and December 31, 2012

aircraft rental expense of $0.7 million in December of 2012. During the years ended December 31, 2013, 2012 and 2011 supplemental rent expense recorded as a result of the maintenance rent provisions in the leases was $0.0, $0.7 and $0.4 million, respectively. At December 31, 2013, the Company had no commitments under aircraft operating leases.

Other Leases

The Company leases office and hangar space, spare engines and office equipment for its headquarters, reservation facilities, airport facilities, and certain other equipment. The Company’s headquarter lease provides for three five-year renewal options making this facility available to the Company through the year 2020. The Company also leases certain airport gate facilities on a month-to-month basis. Facilities rental expense under operating leases, including month-to-month leases, for the years ended December 31, 2013, 2012 and 2011 was $3.7 million, $3.9 million, and $3.1 million, respectively.

Note 4.	Accrued Liabilities

Accrued liabilities consisted of the following balances at December 31, 2013 and 2012:

	2013	2012
Unearned revenue	1,221,257	1,710,269
Accrued property taxes	74,962	30,830
Accrued Interest	286,701	307,849
Accrued payroll	1,942,923	2,258,032

Total accrued liabilities	$3,525,843	$4,306,980

Note 5.	Notes Payable and Long-Term Debt

The following table sets forth, as of December 31, 2013 and 2012, the carrying amount of the Company’s long-term debt and current maturities of long term debt. The carrying amount of the debt consists of the principal payments contractually required under the debt agreements:

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2013 and December 31, 2012

		December 31,	December 31,
		2013	2012
Long-term debt:
GB/Crystal Term Loan—principal		$15,200,000	$18,700,000
GB/Crystal Revolving Loan—principal		8,973,333	7,473,333

Total long-term debt		24,173,333	26,173,333
Less current portion:
GB/Crystal Term Loan—principal (1)	(1)	(24,173,333)	(3,500,000)

Total current portion		(24,173,333)	(3,500,000)

Total long-term portion		$0	$22,673,333

(1)	All debt is classified as current as a result of not being in compliance with our credit agreement.

On November 16, 2011, the Company entered into a new financing agreement (the “Credit Agreement”) with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which the Company may borrow up to $10 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%. Voluntary prepayments of the term loan are subject to prepayment penalties ranging from 4% prior to the first anniversary of the loan and declining in increments of 1% at each anniversary of the loan thereafter. As of December 31, 2013, $15.2 million was outstanding under the term loan. In addition to the scheduled contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows (as defined in the Credit Agreement), as measured on September 30 of each year beginning September 30, 2012. The Company is required to prepay an amount equal to 50% of such excess cash flow for the nine–month period ending September 30, 2012, and for each subsequent twelve-month period thereafter. The excess cash flow payments are to be applied to reduce the outstanding principal balance of the term loan. The first excess cash flow payment was paid November 14, 2012, in the amount of $2.3 million.

The term loan is set to mature on November 16, 2015 at which time the outstanding principal balance due is scheduled to be $7.8 million.

As of December 31, 2013, $9.0 million was outstanding under the revolving credit facility, secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The revolving loan credit facility is set to mature on November 16, 2015 at which time any outstanding principal balance will be due.

The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2013 and December 31, 2012

As of December 31, 2013 the Company was not in compliance with the leverage coverage ratio financial covenant contained in the Company’s senior credit facility’s Credit Agreement. Specifically the Company was required to maintain a leverage ratio, calculated by dividing average quarterly borrowings divided by trailing 12 month earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Credit Agreement, of 2.25:1 or less. At December 31, 2013, the Company’s leverage ratio was calculated to be 2.4:1, which was not in compliance with the terms of the Credit Agreement. Furthermore, the Company does not expect to be in compliance with its leverage ratio covenants throughout the balance of 2014 as EBITDA is calculated on a trailing 12-month basis. At March 31, 2014 the Company did not submit its audited annual report to its lenders within the prescribed timeframe required by the terms of the Credit Agreement. Furthermore, the auditor’s report over the Company’s financial statements for the fiscal year ended December 31, 2013 contained an explanatory paragraph referencing substantial doubt about the Company’s ability to continue as a going concern. These are both covenant violations that permit the Company’s lenders to exercise their right to declare our debt obligations to be immediately due and payable under the terms of the Credit Agreement. As a result of not being in compliance with the terms of the Company’s senior credit facility and the expectation the company will not be in compliance with the terms of the senior credit facility throughout 2014, all borrowings (approximately $24.2 million) under the Company’s senior credit facility are classified as current maturities as of December 31, 2013.

On April 1, 2014 the Company and GB Merchant Partners, LLC and Crystal Capital LLC have entered into a Third Amendment and Forbearance Agreement which terminates on April 30, 2014. Under the terms of the agreement the Company’s lenders have agreed to refrain from exercising their right to declare the obligations to be immediately due and payable under the terms of the Credit Agreement and the other loan documents. As part of this agreement we agreed to a 2% increase in the applicable rate that we are paying on our loan agreements. The interest rate on our revolving credit facility will increase to the greater of 30 day LIBOR plus 10% or 12.5%. The interest rate on our term loan will increase to the greater of 30 day LIBOR plus 13% or 17.5%.

The following table summarizes the contractual due dates of the Company’s long-term debt obligations as of December 31, 2013, without considering the potential impact resulting from the covenant violation:

	2014	2015	2016	After 2016	Total
Long-term debt—contractual
Term loan facility	$4,000,000	$11,200,000	$—	$—	$15,200,000
Revolving credit facility	—	8,973,333	—	—	8,973,333

Total debt	4,000,000	20,173,333	0	—	24,173,333

Note 6.	Income Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The tax net operating loss carryforwards (NOLs) that have been generated are due in large part to the accelerated depreciation of property and equipment over a shorter useful life for tax purposes. The Company’s NOLs will expire between 2021 and 2024. The book basis of property and equipment is

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2013 and December 31, 2012

approximately $36.1 million greater than the tax basis at December 31, 2013, all of which is expected to reverse during periods in which NOLs are available. Approximately $9.2 million ($0.5 million tax effected) of state NOLs are expected to expire unused and accordingly a valuation allowance has been provided for these deferred tax assets. Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, the Company believes it is more likely than not that it will realize the benefits of most of the deductible temporary differences and NOLs.

The Company’s estimated net operating loss carryforwards for federal income tax purposes totaling approximately $18.7 million at December 31, 2013, expire in years 2021 through 2024 as follows (in thousands):

Year of Expiration	Amount
2021	12,656
2023	4,011
2024	2,055

$18,722

In order for the Company to utilize these NOLs prior to expiration, the Company would need to generate taxable income of $18.7 million during the next 10 years, or approximately $1.9 million per year.

Income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Current	Deferred	Total
Year ended December 31, 2013:
U.S. Federal	42,502	(118,415)	($75,913)
State and local	80,471	(115,046)	($34,575)

	$122,973	($233,462)	($110,488)

Year ended December 31, 2012:
U.S. Federal	137,096	1,316,899	$1,453,995
State and local	340,626	(291,669)	$48,957

	$477,722	$1,025,230	$1,502,952

Year ended December 31, 2011:
U.S. Federal	$337,604	$5,611,401	$5,949,005
State and local	$790,317	(24,431)	$765,886

	$1,127,921	$5,586,970	$6,714,891

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2013 and December 31, 2012

The federal statutory tax rate of 34% for 2013 and 34% for 2012 and 35% for 2011 differs from the Company’s effective income tax rate for the years ended December 31, 2013, 2012, and 2011 as follows:

	2013	2012	2011
Income tax expense (benefit) at the federal statutory income tax rate	$(188,074)	$1,497,730	$6,091,106
State income tax expense (benefit), net of federal income tax benefit	(7,718)	134,530	507,910
Book expenses not deductible for tax purposes	102,827	139,389	125,959
Increase (Decrease) in valuation allowance	(104,942)	(36,283)	21,111
Impact of changes in rates	87,419	(232,413)	(31,195)

Income tax expense	$(110,488)	$1,502,952	$6,714,891

Deferred tax assets (liabilities) as of December 31, 2013 and 2012, were as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$7,020,027	$7,844,304
Alternative minimum tax credit carryforwards	1,198,265	1,152,601
Inventory reserve	850,023	814,416
Deferred revenue	451,673	632,603
Other reserves	235,216	242,099
Other	—	185

Total gross deferred tax assets	9,755,204	10,686,208
Less: valuation allowance	(506,913)	(609,436)

Net deferred tax assets	9,248,291	10,076,772
Deferred tax liabilites:
Property and equipment	(15,626,145)	(16,668,935)
Other	(42,193)	(61,353)

Net deferred tax liability	$(6,420,047)	$(6,653,516)

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2013 and December 31, 2012

Note 7.	Employee Benefit Plans

The Company maintains a qualified 401(k) employee retirement savings plan for the benefit of substantially all of the Company’s employees. The Company matches up to 4% of participating employees’ contributions. Company contributions, net of forfeitures, totaled $280,753 in 2013, $299,605 in 2012, and $317,299 in 2011.

In 1993, the Company adopted the Great Lakes Aviation, Ltd. 1993 Stock Option Plan and the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan (collectively, the Plans). The Plans permitted the grant of stock options in the aggregate of 1,300,000 shares of the Company’s common stock to key employees, officers, and directors of the Company. Pursuant to their terms, both Plans expired on October 31, 2003, and no options have been granted after October 31, 2003. At December 31, 2013 and 2012, no options remained outstanding under the plans.

Note 8.	Income Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented:

	2013			2012			2011
			Per			Per			Per
	Income (loss)	Shares	share	Income	Shares	share	Income	Shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic income per share attributable to common stockholders	$(442,671)	8,974,990	$(0.05)	$2,902,136	8,923,269	$0.33	$10,688,268	13,629,671	$0.78
Effect of dilutive securities:
Stock options	—	—	—	—	141,902	—	—	109,845	—

Diluted income per share attributable to common stockholders	$(442,671)	8,974,990	$(0.05)	$2,902,136	9,065,171	$0.32	$10,688,268	13,739,516	$0.78

For the years ended December 31, 2013, 2012 and 2011, there were no stock options excluded from the calculation of diluted earnings per share.

Under the terms of the Company’s debt agreements, the Company is prohibited from paying dividends.

Note 9.	Fair Value Measurements

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2013 and December 31, 2012

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

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and long-term debt including the current portion. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The carrying value of our long term debt including the current portion reflects original cost net of unamortized deferred debt restructuring gain and was $24.2 million and $26.2 million as of December 31, 2013 and December 31, 2012, respectively. For additional information, see Note 5 Long-Term Debt.

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

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for the leases were $28,500 in 2013, $28,500 in 2012, and $28,500 in 2011. As of December 31, 2013, Mr. Douglas Voss controlled 4,160,247 shares of common stock of the Company, representing an approximate 46.4% interest in the Company’s outstanding common stock.

Note 11.	Commitments and Contingencies

Litigation. The Company is a party to ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Union Agreements. As of March 20, 2014, approximately 34 percent of the Company’s employees are subject to union agreements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2013 and December 31, 2012

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

On April 1, 2014 the Company and GB Merchant Partners, LLC, and Crystal Capital LLC entered into a Third Amendment and Forbearance Agreement which terminates on April 30, 2014. Under the terms of the agreement the Company’s lenders have agreed to refrain from exercising their right to declare the obligations to be immediately due and payable under the terms of the Credit Agreement.

The Company will use this time to explore additional sources of working capital that may include, but are not limited to, additional equity financings, debt financings, and other funding transactions, including the sale or sale-leaseback of certain aircraft.

On March 31, 2014 the Company made its scheduled principal payment of $1 million to GB Merchant Partners, LLC, and Crystal Capital LLC per the terms of the Credit Agreement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2013. Management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on this assessment, management believes that as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

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

Name	Age	Principal Occupation	Position with Company	Director Since
Douglas G. Voss	59	Chairman of the Board of Directors and President of Great Lakes Aviation, Ltd.	Chairman of the Board of Directors and President of Great Lakes Aviation, Ltd.	1979
A.L. Maxson(1)	78	Financial Consultant	Director	2010
Vernon A. Mickelson(1)(2)(3)	87	Business Consultant	Director	1994
A.R. Moulton, III(1)(2)	71	Financial Consultant	Director	2005
Ivan L. Simpson(1)(2)(3)	63	Retired Airline Transport Pilot for American Airlines	Director	1997

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating committee.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2013, 2012, 2011 and 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(a)	Total ($)
Charles R. Howell IV Chief Executive Officer	2013 2012 2011 2010	155,000 155,000 155,000 155,000	— — — —	3,100 3,100 3,100 3,100	158,100 158,100 158,100 158,100
Michael O. Matthews Vice President and Chief Financial Officer	2013 2012 2011 2010	150,000 150,000 150,000 150,000	— — — —	6,000 6,000 6,000 6,000	156,000 156,000 156,000 156,000
Douglas G. Voss Chairman of the Board of Directors and President	2013 2012 2011 2010	175,000 175,000 175,000 175,000	— — — —	— — — —	175,000 175,000 175,000 175,000

(a)	Represents matching contributions made by the company on behalf of Mr. Howell and Mr. Matthews under our 401(k) retirement savings plan. These matching contributions are subject to vesting in accordance with the terms of the plan. See discussion below under “Retirement Savings Plan.”

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

The following table sets forth information concerning the compensation of our non-employee directors for fiscal year 2013:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
A.L Maxson	10,000	10,375	(a)	20,375
Vernon A. Mickelson	15,000	—		15,000
A.R. Moulton, III	11,000	—		11,000
Ivan L. Simpson	11,000	—		11,000

Mr. Mickelson received $8,000 and Messrs. Maxson, Moulton and Simpson received $4,000 in quarterly retainer fees and each received $6,000 for six audit committee meetings. Messrs. Mickelson, Moulton and Simpson each received $1,000 for conferences.

(a)	Mr. Maxson received consulting fees of $10,375 during the 12 month period ending December 31, 2013.

There are no outstanding stock options held by our non-employee directors as of December 31, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of the common stock as of February 13, 2014 by (i) each person known to the Company to own beneficially 5% or more of the common stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the summary compensation table, and (iv) all directors and executive officers of the Company as a group. The percentage of beneficial ownership is based on 8,974,990 shares outstanding as of February 13, 2014. Any shares that are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of common stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown, and none of the listed shares has been pledged as security. Unless otherwise indicated, the address for each listed shareholder is c/o Great Lakes Aviation, Ltd., 1022 Airport Parkway, Cheyenne, Wyoming 82001.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock (1)
Douglas G. Voss	4,160,247	(2)	46.4%
Iowa Great Lakes Flyers, Inc. 10400 Milliron Road Cheyenne, Wyoming 82009	1,710,247	(3)	19.1%
Gayle R. Brandt 256 Emerald Meadows Drive Arnolds Park, Iowa 51331	977,065	(4)	13.8%
Charles R. Howell IV	50,000		*
Ivan L. Simpson 15239 215th Ave. Spirit Lake, Iowa 51360	15,450		*
Vernon A. Mickelson 1209 3rd Avenue West Spencer, Iowa 51301	17,000		*
A.L. Maxson	2,000		*
Michael O. Matthews	—		—
A.R. Moulton, III	—		—
All directors and executive officers as a group (8 persons)	4,244,697		47.3%

*	Represents less than 1%.

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” as set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person, as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of March 30, 2013. The same shares may be beneficially owned by more than one person.
(2)	Mr. Voss is the beneficial owner of 4,160,247 shares. The 1,710,247 shares owned by Iowa Great Lakes Flyers, Inc. are included in the shares reported by Mr. Voss.
(3)	Beneficial ownership of these shares of Common Stock is shared with Douglas G. Voss.
(4)	According to Ms. Brandt’s Form 4 filed with the Securities and Exchange Commission on February 13, 2014.

Equity Compensation Plan Information

As of December 31, 2013 there are no compensation plans under which the Company’s equity securities are authorized for issuance.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The firm of KPMG LLP has been our independent auditors since 1998. Fees paid to KPMG LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services rendered by KPMG LLP for the years ended December 31, 2013 and 2012 were $255,000 and $338,000, respectively. Audit services consisted primarily of the audit and quarterly reviews of our financial statements, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, accounting and financial reporting consultations, and research work necessary to comply with generally accepted accounting principles.

Audit-Related Fees. Fees for audit-related services provided during the years ended December 31, 2013 and 2012 were $51,000 and $52,000, respectively. Audit-related services consisted primarily of professional services provided with respect to yearly audits of our 401(k) employee savings plan and Passenger Facility Charge audits.

Tax Fees. There were no fees for tax services billed during the years ended December 31, 2013 and 2012.

All Other Fees. During the fiscal year 2013, $7,838 was billed for review of Security Registration Form 1. During the fiscal year 2012 no other services were provided by KPMG LLP to the Company.

Audit Committee Pre-Approval Policies and Procedures

The charter of our audit committee provides that the audit committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for our company by the independent auditors, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent auditors include the committee reviewing a budget for audit services, audit-related services, tax services, and other services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are anticipated at the time the budget is submitted. Committee approval would be required to exceed the budgeted amount for a particular category of services or to engage the independent auditors for any services not included in the budget. Budgeted amounts were not exceeded in 2012. The audit committee periodically monitors the services rendered by, and actual fees paid to, the independent auditors to ensure that such services are within the parameters approved by the committee. The text of the audit committee charter is posted on our web site at www.flygreatlakes.com. The audit committee pre-approved all of the services we received from KPMG LLP during fiscal year 2012 and 2013.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial statements of the Company included in Item 8, “Financial Statements and Supplementary Data”:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2013 and 2012

(iii)	Statements of Income (loss) for the Years Ended December 31, 2013, 2012 and 2011

(iv)	Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

(v)	Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

(vi)	Notes to Financial Statements

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

GREAT LAKES AVIATION, LTD.

Dated: April 9, 2014	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael O. Matthews
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

Signature	Title	Date

/s/ Douglas G. Voss	Chairman of the Board and President	April 9, 2014
Douglas G. Voss

/s/ Charles R. Howell IV	Chief Executive Officer	April 9, 2014
Charles R. Howell IV	(Principal Executive Officer)

/s/ Michael O. Matthews	Vice President and	April 9, 2014
Michael O. Matthews	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Vernon A. Mickelson	Director	April 9, 2014
Vernon A. Mickelson

/s/ Ivan L. Simpson	Director	April 9, 2014
Ivan L. Simpson

/s/ A. L. Maxson	Director	April 9, 2014
A. L. Maxson

/s/ Allan R. Moulton III	Director	April 9, 2014
Allan R. Moulton III

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (3)

10.2	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.3	Amendment No. 2 to Code Share Agreement, dated July 1, 2009 by and between Frontier Airlines, Inc. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (5)

10.4	Codeshare Agreement between the Company and United Air Lines, dated September 1, 2011. Portions of this Exhibit have been excluded from the publicly available document pursuant to a grant of confidential treatment. (6)

10.5	Credit Agreement by and among the registrant, GB Merchant Partners, LLC, Crystal Financial LLC, and the other financial institutions and entities party thereto, dated November 16, 2011. (7)

10.6	Pledge and Security Agreement by and among the registrant and the Pledgors, dated November 16, 2011. (7)

10.7	Aircraft, Engines, Spare Engines, Propellers, Spare Propellers and Spare Parts Mortgage and Security Agreement, dated November 16, 2011. (7)

10.8	First Amendment to Credit Agreement by and among the registrant, GB Merchant Partners, LLC, Crystal Financial LLC, and the other financial institutions and entities party thereto, dated Jan. 16, 2012. (8)

10.9	Second Amendment to Credit Agreement by and among the registrant, GB Merchant Partners, LLC, Crystal Financial LLC, and the other financial institutions and entities party thereto, dated December 27, 2012. (9)

10.10	Third Amendment and Forbearance to Credit Agreement by and among the registrant, GB Merchant Partners, LLC, Crystal Financial LLC, and the other financial institutions and entities party thereto, dated April 1, 2014. (10)

14	Code of Ethics. Available on the Company’s web site.

24	Powers of Attorney. (included in signature page)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 000-23224)
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 000-23224)

E-1

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 30, 2009.
(6)	Incorporated by reference to the Company’s Amendment No. 1 to Current Report on Form 8-K filed on October 25, 2011. (File No. 000-23224)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. (File No. 000-23224)
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. (File No. 000-23224)
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. (File No. 000-23224)
(10)	Incorporated by reference to the Company’s Form 8-K filed on April 2, 2014. (File No. 000-23224)

E-2