Form 10-Q
period 2014-03-31
GREAT LAKES AVIATION LTD
filed 2014-05-15
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014, 8,974,990 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

Item 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash	$3,323,627	$6,597,927
Accounts receivable and other receivables	4,061,012	7,118,868
Inventories	7,845,876	8,667,751
Prepaid expenses and other current assets	2,571,542	3,154,713
Deferred income taxes	1,457,049	1,457,049

Total current assets	19,259,106	26,996,308

Property and equipment:
Flight equipment	125,459,498	125,027,613
Other property and equipment	10,676,695	10,604,094
Less accumulated depreciation and amortization	(88,570,057)	(87,029,483)

Total property and equipment	47,566,136	48,602,224

Other assets	2,088,433	2,279,968

Total assets	$68,913,675	$77,878,500

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$23,173,333	$24,173,333
Accounts payable	2,859,985	3,684,161
Accrued interest, unearned revenue and other liabilities	3,137,540	3,525,843

Total current liabilities	29,170,858	31,383,337

Deferred income taxes	5,415,443	7,877,096

Total liabilities	34,586,301	39,260,433

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.	—	—
No shares issued or outstanding
Common stock; $0.01 par value; Authorized: 50,000,000 shares.	89,750	89,750
Issued and outstanding: 8,974,990 shares
Paid-in capital	31,494,609	31,494,609
Retained earnings	2,743,015	7,033,708

Total stockholders’ equity	34,327,374	38,618,067
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$68,913,675	$77,878,500

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Loss

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Operating Revenues:
Passenger	$6,925,030	$15,234,744
Public service	6,158,220	14,150,037
Freight, charter, and other	46,458	106,553

Total operating revenues	13,129,708	29,491,334

Operating expenses:
Salaries, wages, and benefits	6,023,562	8,808,572
Aircraft fuel	4,369,246	9,994,345
Aircraft maintenance, materials, and repairs	1,850,609	3,249,559
Depreciation and amortization	1,615,310	1,600,764
Other rentals and landing fees	1,401,518	1,981,711
Other operating expenses	3,634,690	4,861,939

Total operating expenses	18,894,935	30,496,890

Operating Loss	(5,765,227)	(1,005,556)
Other expense:
Interest expense, net of interest income of $160 and $462, respectively	(986,869)	(1,105,291)

Loss before income taxes	(6,752,096)	(2,110,847)

Income tax benefit	2,461,403	852,146

Net loss	$(4,290,693)	$(1,258,701)

Net loss per share:
Basic	$(0.48)	$(0.14)
Diluted	$(0.48)	$(0.14)
Weighted average shares outstanding:
Basic	8,974,990	8,974,990
Diluted	8,974,990	8,974,990

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income loss	$(4,290,693)	$(1,258,701)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,615,310	1,600,764
Loss on items beyond economic repair	56,384	110,707
Amortization of debt issuance costs	160,335	160,335
Deferred tax benefit	(2,461,653)	(959,475)
Change in current operating items:
Accounts receivable	3,057,856	288,292
Inventories	821,875	(681,681)
Prepaid expenses and other current assets	422,836	(149,854)
Other assets	191,535	184,490
Accounts payable	(824,176)	(393,531)
Accrued interest, unearned revenue and other liabilities	(388,303)	163,269

Net cash used by operating activities	(1,638,694)	(935,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(635,606)	(703,587)

Net cash flows used in investing activities	(635,606)	(703,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(1,000,000)	(875,000)
Proceeds from borrowing	—	1,500,000

Net cash (used) provided by financing activities	(1,000,000)	625,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,274,300)	(1,013,972)
Cash and Cash Equivalents:
Beginning of period	6,597,927	2,887,634

End of period	$3,323,627	$1,873,662

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$847,232	$922,681
Cash paid during the period for income taxes	$—	$14,313

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Three Months Ended March 31, 2014

(unaudited)

	Common stock			Retained
	Shares	Amount	Paid-in capital	earnings	Total
Balance at January 1, 2014	8,974,990	$89,750	$31,494,609	$7,033,708	$38,618,067
Net loss	—	—	—	(4,290,693)	(4,290,693)

Balance at March 31, 2014	8,974,990	$89,750	$31,494,609	$2,743,015	$34,327,374

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

March 31, 2014

(unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2013.

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

Currently, the Company estimates that approximately 37% of Great Lakes’ passenger traffic utilizes the United code share product line and approximately 26% of Great Lakes’ passenger traffic utilizes the Frontier code share product line.

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights.

Public Service Revenue

Approximately 47% and 48% of the Company’s total revenue during each of the three months ended March 31, 2014 and 2013, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program through September 30, 2015.

As of May 9, 2014, the Company served 30 airports, of which 20 locations receive EAS subsidy, in 9 states with a fleet of six Embraer EMB-120 Brasilia and 28 Beechcraft 1900D regional airliners. The Company currently operates hubs at Denver, CO, Los Angeles, CA, Minneapolis, MN and Phoenix, AZ.

Liquidity

The Company has historically used debt to finance the purchase of its aircraft.

The Company has experienced a shortage of qualified pilots which has caused the Company to curtail operations and reduce capacity. The pilot shortage and its effect on operations are expected to continue until the Company can hire and train enough pilots to reestablish operations in those markets in which the Company was forced to suspend service. The curtailment of operations has had a negative impact on both revenue and operating income which is expected to continue. Due to this negative impact on revenue and operating income, the Company does not expect to be in compliance with the debt to earnings coverage covenant in its credit agreement. As of March 31,2014, and December 31,2013, the Company was not in compliance with financial covenants contained in the credit agreement between it and its lenders.

Until the Company is able to re-staff a sufficient number of qualified pilots to restore service to suspended markets, it expects that it will not have sufficient liquidity to service its existing debt obligations.

The above circumstances and near term projections of significant net losses and negative operating cash flows in combination with the expectation the Company will not be in compliance with the terms of the senior credit facility, and the lender’s ability to call our debt, raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles and do not include any adjustments that might result from the outcome of this uncertainty. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Our credit facility matures on November 16,2015. As a result of not being in compliance under our senior credit facility and the expectation the Company will not be in compliance with the terms of the senior credit facility throughout 2014, all borrowings (approximately $23.2 million) under our senior credit facility are classified as current maturities as of March 31, 2014. Our operating and capital plans for the next twelve months call for dedication of substantially all of our excess cash flow to the repayment of indebtedness.

On April 1, 2014, the Company and its lenders entered into a Third Amendment and Forbearance Agreement which terminated on April 30, 2014. The Company is in negotiations with its lenders on extending the term of the Forbearance Agreement.

To meet our capital needs, we are considering several alternatives, including, but not limited to, additional equity financings, debt financings, and other funding transactions, including the sale or sale-leaseback of certain aircraft. There can be, however, no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.

2. Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended
	March 31,
	2014	2013
Numerator:
Net Loss	$(4,290,693)	$(1,258,701)
Denominator:
Weighted average shares outstanding, basic	8,974,990	8,974,990
Net income per share, basic	$(0.48)	$(0.14)
Net income per share, diluted	$(0.48)	$(0.14)

For the three month periods ended March 31, 2014 and March 31, 2013 there were no options or other potentially dilutive securities outstanding.

3. Accrued Liabilities

Accrued liabilities consisted of the following balances at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Unearned revenue	1,253,938	1,221,257
Accrued property taxes	154,176	74,962
Accrued interest	266,155	286,701
Accrued payroll	1,463,271	1,942,923

Total accrued liabilities	$3,137,540	$3,525,843

4. Long-Term Debt

The following table sets forth, as of March 31, 2014 and December 31, 2013, the carrying amount of the Company’s long-term debt and current maturities of long term debt. The carrying amount of the debt consists of the principal payments contractually required under the debt agreements:

	March 31,	December 31,
	2014	2013
Long-term debt:
GB/Crystal Term Loan - principal	$14,200,000	$15,200,000
GB/Crystal Revolving Loan - principal	8,973,333	8,973,333

Total long-term debt	23,173,333	24,173,333
Less current portion:
GB/Crystal Term Loan - principal (1)	(23,173,333)	(24,173,333)

Total current portion	(23,173,333)	(24,173,333)

Total long-term portion	$0	$0

(1)	All debt is classified as current as a result of not being in compliance with our credit agreement.

On November 16, 2011, the Company entered into a new financing agreement (the “Credit Agreement”) with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which the Company may borrow up to $10 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%. Voluntary prepayments of the term loan are subject to prepayment penalties ranging from 4% prior to the first anniversary of the loan and declining in increments of 1% at each anniversary of the loan thereafter. As of March 31, 2014, $14.2 million was outstanding under the term loan. In addition to the scheduled contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows (as defined in the Credit Agreement), as measured on September 30 of each year beginning September 30, 2012. The Company is required to prepay an amount equal to 50% of such excess cash flow for the nine–month period ending September 30, 2012, and for each subsequent twelve-month period thereafter. The excess cash flow payments are to be applied to reduce the outstanding principal balance of the term loan. The Company made an excess cash flow payment on November 14, 2012, in the amount of $2.3 million.

The term loan is set to mature on November 16, 2015 at which time the outstanding principal balance due is scheduled to be $7.8 million.

As of March 31, 2014, $9.0 million was outstanding under the revolving credit facility, secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The revolving loan credit facility is set to mature on November 16, 2015 at which time any outstanding principal balance will be due.

The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement.

As of March 31, 2014 the Company was not in compliance with the leverage coverage ratio financial covenant contained in the Company’s senior credit facility’s Credit Agreement. Specifically the Company was required to maintain a leverage ratio, calculated by dividing average quarterly borrowings by trailing 12 month earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Credit Agreement, of 2.25:1 or less. At March 31, 2014, the Company’s leverage ratio was calculated to be 4.27:1, which was not in compliance with the terms of the Credit Agreement. Furthermore, the Company does not expect to be in compliance with its leverage ratio covenants throughout the balance of 2014 as EBITDA is calculated on a trailing 12-month basis. At March 31, 2014 the Company did not submit its audited annual report to its lenders within the prescribed timeframe required by the terms of the Credit Agreement. Furthermore, the auditor’s report over the Company’s financial statements for the fiscal year ended December 31, 2013 contained an explanatory paragraph referencing substantial doubt about the Company’s ability to continue as a going concern. These are both covenant violations that permit the Company’s lenders to exercise their right to declare our debt obligations to be immediately due and payable under the terms of the Credit Agreement. As a result of not being in compliance with the terms of the Company’s senior credit facility and the expectation the company will not be in compliance with the terms of the senior credit facility throughout 2014, all borrowings (approximately $23.2 million) under the Company’s senior credit facility are classified as current maturities as of March 31, 2014.

On April 1, 2014 the Company and GB Merchant Partners, LLC and Crystal Capital LLC have entered into a Third Amendment and Forbearance Agreement which terminated on April 30, 2014. As part of this agreement we agreed to a 2% increase in the applicable rate that we are paying on our loan agreements. The interest rate on our revolving credit facility will increase to the greater of 30 day LIBOR plus 10% or 12.5%. The interest rate on our term loan will increase to the greater of 30 day LIBOR plus 13% or 17.5%. The Company is in negotiations with its lenders on extending the term of the Forbearance Agreement.

5. Related Parties

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for these leases were $7,125 for each of the three months ending March 31, 2014 and 2013, respectively. As of March 31, 2014, Mr. Voss controlled 4,160,247 shares of common stock of the Company, representing approximately 46.4% of the Company’s outstanding common stock.

6. Income Taxes

The Company’s annual effective income tax rate is estimated to be 36.5% for 2014. The Company’s effective tax rate includes non-deductible permanent tax differences. Prior to 2004, the Company reported significant cumulative losses and generated substantial net operating loss carryforwards. From 2007 through 2013, the Company utilized a portion of these carryforwards to offset taxable income.

Federal net operating loss carryforwards begin to expire in year 2021. The Company believes it is more likely than not that it will realize the benefit of the deductible temporary differences and these net operating loss carryforwards prior to expiration.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and long-term debt including the current portion. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The carrying value of our long term debt including the current portion reflects original cost net of unamortized deferred debt restructuring gain and was $23.2 million and $24.2 million as of March 31, 2014 and December 31, 2013, respectively. For additional information, see Note 4 Long-Term Debt.

All of the Company’s debt is comprised of variable rate debt (see Note 4). Because there is not an active market for the Company’s notes, and the Company is unable to determine an appropriate discount rate to use in estimating the fair value of this obligation or the probability of early redemption, it is not practical to estimate the fair value of the debt.

8. Subsequent Event

We evaluated events after March 31, 2014, through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

As of May 9, 2014, we served 30 airports in nine states with a fleet of six Embraer EMB-120 Brasilias and 28 Beech 1900D regional airliners.

As of March 31, 2014 the Company was not in compliance with the leverage coverage ratio financial covenant contained in the Company’s senior credit facility’s Credit Agreement. As a consequence the Company’s lenders have the right to declare our debt obligations of approximately $23.2 million to be immediately due and payable under the terms of the Credit Agreement.

Essential Air Service (“EAS”) Program

We derived approximately 47% of our total revenue from the EAS program in the three months ended March 31, 2014, which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

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

As of May 9, 2014, we served 20 EAS communities on a subsidized basis.

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

Furthermore, the legislation directed the FAA Administrator to conduct a rule making proceeding, to identify specific academic training courses that would provide for exemptions to the 1,500 hour requirement. The FAA published the final rule in the Federal Register on July 15, 2013. These rules became effective August 1, 2013. As a result of the rule making process, first officers may be eligible to receive a “restricted privileges” ATP with a minimum of 750 hours if they were a military pilot, 1,000 hours if they have received a bachelor’s degree from an accredited educational institution with an aviation major and 1,250 hours if they have received an associate’s degree from an accredited educational institution with an aviation major. It should be noted that accredited educational institutions provide very limited actual flight experience and that graduates from these institutions typically will have received between 250 to 350 hours of actual flight time.

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

On March 18, 2014, the Company received from the FAA new operations specifications allowing the Company to hire pilots under FAR Part 135 regulatory requirements. This will allow us to restore first officer staffing levels while maintaining FAR Part 121 hiring, training and employment standards as we have always done as a Part 121 carrier.

EAS Program Activity Subsequent to January 1, 2014

Primarily as a result of the pilot shortage, the company suspended EAS service to the following cities since January 1, 2014:

Moab and Vernal, UT

Pueblo, AZ

Clovis, NM

Devils Lake, and Jamestown, ND

Ft. Dodge and Mason City, IA

Ironwood, MI

Thief River Falls, MN

Hays and Great Bend, KS

In addition to the EAS subsidized cities above, in March of 2014, the Company terminated service to Dickinson and Williston, ND which were not EAS subsidized cities.

Financial Highlights

We had operating revenue of $13.1 million for the three-month period ending March 31, 2014, a 54.5% decrease compared to operating revenue of $29.5 million for the three-month period ending March 31, 2013. We realized an $8.3 million decrease in passenger revenue and public service revenue decreased $8.0 million compared to the prior year period. The $8.0 million or 54.5% period-over-period decrease in passenger revenues and the $8.0 million or 56.5% was primarily attributable to a reduction of scheduled service primarily attributable to a 61.7% reduction in number of pilots created by the industry-wide shortage of qualified pilots. This shortage of qualified pilots, resulted in a 56.0% decrease in available seat miles and 59.6% decrease in departures which resulted in 48.3% decrease in revenue passengers carried.

We had an operating loss of $5.8 million for the three-month period ending March 31, 2014, compared to an operating loss of $1.0 million for the three-month period ending March 31, 2013. The $4.8 million increase in operating loss is attributable to a $16.4 million decrease in operating revenue, partially offset by a $11.6 million decrease in operating expenses. We realized a net loss of $4.3 million for the three-month period ending March 31, 2014, compared to net loss of $1.3 million for the three-month period ending March 31, 2013. The increase in net loss is primarily a result of a $16.4 million decrease in operating revenue partially offset by a $11.6 million decrease in operating expenses, a $0.1 million decrease in interest expense and a $1.6 million increase in income tax benefit.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following table sets forth certain financial information regarding our results of operations for the three months ended March 31, 2014 and 2013.

Statement of Loss Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014			Year over Year	2013
		Cents		Revenue/Cost		Cents
	Amount	per		Increase (Decrease)	Amount	per
	(in thousands)	ASM		Percentage	(in thousands)	ASM
Operating revenues:
Passenger	$6,925	17.4	¢	(54.5)%	$15,235	16.9	¢
Public service	6,158	15.5		(56.5)	14,150	15.7
Freight, charter and other	47	0.1		(56.1)	107	0.1

Total operating revenues	13,130	33.1		(55.5)	29,492	32.7

Operating expenses:
Salaries, wages, and benefits	6,024	15.2		(31.6)	8,809	9.8
Aircraft fuel	4,369	11.1		(56.3)	9,994	11.1
Aircraft maintenance, materials and repairs	1,851	4.7		(43.0)	3,250	3.6
Depreciation and amortization	1,615	4.1		0.9	1,601	1.8
Other rentals and landing fees	1,401	3.5		(29.3)	1,982	2.2
Other operating expenses	3,635	9.2		(25.2)	4,862	5.4

Total operating expenses	18,895	47.6		(38.0)	30,498	33.8

Operating loss	(5,765)	(14.5)		473.1	(1,006)	(1.1)
Interest expense, net	(987)	(2.5)		(10.7)	(1,105)	(1.2)

Loss before income taxes	(6,752)	(17.0	)¢	219.8%	(2,111)	(2.3	)¢
Income tax benefit	2,461	6.2		188.8	852	0.9

Net Loss	$(4,291)	(10.8	)¢	240.8%	$(1,259)	(1.4	)¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended March 31, 2014 and 2013.

	March 31, 2014		Increase (Decrease) from 2012	March 31, 2013
Selected Operating Data:
Available seat miles (in thousands) (1)	39,722		-56.0%	90,256
Revenue passenger miles (in thousands) (2)	16,405		-49.6%	32,536
Revenue passengers carried	57,031		-48.3%	110,237
Departures flown	7,780		-59.6%	19,255
Passenger load factor (3)	41.3%		14.7%	36.0%
Average yield per revenue passenger mile (4)	42.2	¢	-9.8%	46.8	¢
Revenue per available seat miles (5)	33.1	¢	1.2%	32.7	¢
Cost per available seat mile (6)	47.6	¢	40.8%	33.8	¢
Average passenger fare (7)	$121.43		-12.1%	$138.20
Average passenger trip length (miles) (8)	288		-2.4%	295
Average cost per gallon of fuel	$3.75		-1.8%	$3.82

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Quarter 2014 to First Quarter 2013

Passenger Revenues. Passenger revenues were $6.9 million in the first quarter of 2014, a decrease of 54.5% from $15.2 million in the first quarter of 2013. The $8.3 million quarter-over-quarter decrease in passenger revenues was attributable to the curtailment of operations due to a severe shortage of available qualified pilots in combination with a reduction of scheduled service in markets that were experiencing diminishing year-over-year load factors and lower revenue passenger mile (RPM) yields.

Public Service Revenues. Public service revenues collected through the EAS Program decreased 56.5% to $6.2 million during the first quarter of 2014, as compared to $14.2 million during the first quarter of 2013. The decrease in public service revenue was mostly due a 59.6% decrease departures due to the industry-wide shortage of qualified pilots. At March 31, 2014 and March 31, 2013, we served 22 and 33 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues declined 56.1%, mainly due to decline of cargo revenues resulting from 59.6% decline in departures during the first quarter of 2014 compared to the first quarter of 2013.

Operating Expenses. Total operating expenses were $18.9 million, or 47.6 cents per ASM, in the first quarter of 201, as compared to $30.5 million, or 33.8 cents per ASM in the first quarter of 2013.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $6.0 million in the first quarter of 2014, a decrease of 31.6% from $8.8 million in the first quarter of 2013. The decrease in salaries, wages, and benefits was mostly attributable to the decreased number of employees as a result of the decreased operations due to the industry-wide shortage of qualified pilots.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $4.4 million, or 11.1 cents per ASM, in the first quarter of 2014. In comparison, our aircraft fuel and into-plane expense for the first quarter of 2013 was $10.0 million, or 11.1 cents per ASM. The 56.3% decrease in our aircraft fuel expense was attributable to a reduction in fuel consumption which was the result of a 56.0% decrease in ASMs.

The average cost of fuel decreased from $3.82 per gallon in the first quarter of 2013 to $3.75 per gallon in the first quarter of 2014. At first quarter 2014 rates of consumption, a one-cent increase or decrease in the price per gallon of fuel will increase or decrease our fuel expense by approximately $47,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $4.4 million during the first quarter of 2014, which was a 43.0% decrease from $3.2 million during the first quarter of 2013. The decrease was primarily attributable to the reduction of component repairs and the timing of engine overhaul expenses resulting from the reduced operations.

Depreciation and amortization. Depreciation and amortization expense was $1.6 million during the first quarter of 2014 which was consistent with $1.6 million in the first quarter of 2013.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.4 million during the first quarter of 2014, which was a decrease from $2.0 million during the first quarter of 2013. The decrease was mainly attributable to decreased landing fees resulting from the 59.6% reduction in departures along with reduced hub rental expense.

Other Operating Expenses. Other operating expenses were $3.6 million, or 9.2 cents per ASM during the first quarter of 2014, which was a decrease from $4.9 million, or 5.4 cents per ASM during the first quarter of 2013. The decrease was mainly attributable to decreases in pilot related expenses of $578,000, deicing expenses of $315,000, insurance expense of $158,000, passenger related expenses of $137,000 and other expenses of $167,000. These were partially offset by increased legal and professional fees of $128,000.

Interest Expense. We incurred interest expense of $1.0 million in the first quarter of 2014, compared to $1.1 million in the first quarter of 2013 as a result of reducing our long-term debt.

Income Tax Expense. For the three months ended March 31, 2014, we recorded an income tax benefit of $2.5 million and for the three months ended March 31, 2013, we recorded an income tax expense of $0.9 million. Our estimated effective federal and state income tax rate is 36.5% for the three months ended March 31, 2014.

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

Liquidity, Financing and Capital Resources

As a result of not being in compliance under our senior credit facility and the uncertainty of our liquidity position for the next 12 months, all borrowings (approximately $23.2 million) under our senior credit facility are classified as current maturities as of March 31, 2014, Thus, we had negative working capital of $9.9 million and a current ratio of 0.66:1 at March 31, 2014, compared to negative working capital of $4.4 million and a current ratio of 0.86:1 at December 31, 2013.

We have historically used debt to finance the purchase of aircraft. On November 16, 2011, we entered into a financing agreement with our lenders. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which we may borrow up to $10 million.

At March 31, 2014, our outstanding principal balance on the term loan was $14.2 million and we had borrowed $9.0 million under the revolving credit facility.

Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, our obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft.

For the three months ending March 31, 2014, we invested $0.6 million of cash in aircraft, engines, rotable parts and other equipment, mostly represented by rotable parts acquisitions. We do not expect to acquire additional aircraft or engines in the foreseeable future.

At March 31, 2014 the Company has no aircraft lease obligations.

At March 31, 2014, the Company was not in compliance with financial covenants contained in the Credit Agreement, and it is not expected that the Company will be in compliance throughout the balance of 2014. As a result of such non-compliance our lenders have the right to declare all borrowings (approximately $23.2 million) immediately due and payable.

On April 1, 2014 the Company and its Lenders entered into a Third Amendment and Forbearance Agreement which terminated on April 30, 2014. The Company is in negotiations with its lenders on extending the term of the Forbearance Agreement. Until the Company is able to hire a sufficient number of qualified pilots, restructure its current debt obligations, and obtain additional cash funding sources, it is expected that the Company will not have sufficient liquidity to service its obligations. The Company is in discussions with its lenders and pursuing additional sources of financing and/or sales of assets.

Sources and Uses of Cash. As of March 31, 2014, our cash balance was $3.3 million. We made principal payments on term debt of $1.0 million.

Cash Provided by Operating Activities. During the three months ended March 31, 2014, our cash used by operating activities was $1.6 million. During the three months we generated a net loss of $4.3 million and recorded non-cash depreciation and amortization of $1.6 million. Other sources of cash included a reduction in accounts receivable of $3.1 million, a reduction in inventory of $0.8 million and a combined reduction in prepaid expenses, other current assets and other assets of $1.4 million. Uses of cash included $2.5 million of deferred tax benefit, a reduction in accounts payable of $0.8 million and reductions in accrued interest, unearned revenue and other liabilities of $0.4 million.

Cash Flows from Investing Activities. During the first three months of 2014, we invested $0.6 million for the purchase of replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first three months of 2014, we utilized $1.0 million of cash to reduce our outstanding notes payable and long-term debt balances.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Great Lakes Aviation, Ltd. (Great Lakes, we, our, its, it or the Company) notes that certain statements in this Form 10-Q and elsewhere are forward-looking and provide other than historical information. Our management may also make oral, forward-looking statements from time to time. These forward-looking statements include, among others, statements concerning our general business strategies, financing decisions, and expectations for funding expenditures and operations in the future. The words “may,” “will,” “believe,” “plan,” “continue,” “could,” “should,” “hope,” “estimate,” “project,” “intend,” “expect,” “anticipate” and similar expressions reflected in such forward-looking statements are based on reasonable assumptions, and none of the forward-looking statements contained in this Form 10-Q or elsewhere should be relied on as predictions of future events. Such statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may be incapable of being realized. The risks and uncertainties that are inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

Factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1) our ability to hire and retain sufficient pilots to service existing routes and expand into other profitable routes;

2) our ability to restructure our current debt obligations and covenants and obtain additional sources of capital to provide for operating cash requirements either through additional financings and/or sales of assets;

3) the receipt of sufficient passenger revenues on the routes that we serve;

4) the continuation of Essential Air Service and our ability to capitalize on it;

5) the level of regulatory and environmental costs;

6) airline industry and broader economic conditions;

7) the continued connection capacity at our hubs and activities of our code share partners;

8) our ability to monetize our net operating loss carry forwards;

9) the incidence of domestic or international terrorism and military actions;

10) competition from other airlines and ground transportation companies;

11) the volatility of fuel costs;

12) the incidence of labor disruptions or strikes;

13) our ability to retain key personnel;

14) the incidence of aircraft accidents;

15) the incidence of technological failures or attacks;

16) maintenance costs related to aging aircraft;

17) the limited market for our securities;

18) the volatility of the market price of our common stock;

19) our concentration of stock ownership and control of the company by our Chairman and President;

20) our ability to timely remediate any deficiencies in our internal controls;

21) no expectation of dividend;

22) anti-takeover provisions and other restrictions in our credit agreements.

Readers are cautioned not to attribute undue certainty on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we do not undertake to update any forward-looking statements except as required by law in the normal course of our public disclosure practices.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of March 31, 2014, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 23.1% of our operating expenses in the three-month period ending March 31, 2014. At rates of consumption for the first three months of 2014, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $47,000 annually.

Interest Rates

Our operations are capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At March 31, 2014, we had approximately $23.2 million of variable rate debt. Effective April 1, 2014, as a result of entering into a Third Amendment and Forbearance Agreement with our lenders, we agreed to a 2% increase in the applicable rate that we are paying on our loan agreements. The interest rate on our revolving credit facility will increase to the greater of 30 day LIBOR plus 10% or 12.5%. The interest rate on our term loan will increase to the greater of 30 day LIBOR plus 13% or 17.5%. Going forward, we could be subject to increased rates of interest on our debt if the 30 day LIBOR rate increases by more than 2.3 percentage points.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

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

During the period covered by this Quarterly Report on Form 10-Q, there were no material developments in any legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on April 9, 2014.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2014 the Company was not in compliance with the leverage coverage ratio financial covenant contained in the Company’s senior credit facility’s Credit Agreement. Specifically the Company was required to maintain a leverage ratio, calculated by dividing average quarterly borrowings by trailing 12 month earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Credit Agreement, of 2.25:1 or less. At March 31, 2014, the Company’s leverage ratio was calculated to be 4.27:1, which was not in compliance with the terms of the Credit Agreement. Furthermore, the Company does not expect to be in compliance with its leverage ratio covenants throughout the balance of 2014 as EBITDA is calculated on a trailing 12-month basis. At March 31, 2014 the Company did not submit its audited annual report to its lenders within the prescribed timeframe required by the terms of the Credit Agreement. Furthermore, the auditor’s report over the Company’s financial statements for the fiscal year ended December 31, 2013 contained an explanatory paragraph referencing substantial doubt about the Company’s ability to continue as a going concern. These are both covenant violations that permit the Company’s lenders to exercise their right to declare our debt obligations to be immediately due and payable under the terms of the Credit Agreement. As a result of not being in compliance with the terms of the Company’s senior credit facility and the expectation the company will not be in compliance with the terms of the senior credit facility throughout 2014, all borrowings (approximately $23.2 million) under the Company’s senior credit facility are classified as current maturities as of March 31, 2014.

Item 6. EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: May 15, 2014	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Third Amendment and Forbearance to Credit Agreement dated April 1, 2014 between and among Great Lakes Aviation, Ltd., Crystal Financial LLC, and GB Credit Partners, LLC (incorporated by reference to Current Report on Form 8-K filed on April 3, 2014)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.

E-1