Form 10-Q
period 2014-06-30
GREAT LAKES AVIATION LTD
filed 2014-08-14
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 9, 2014, 8,974,990 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash	$3,181,122	$6,597,927
Accounts receivable and other receivables	5,381,318	7,118,868
Inventories	7,635,311	8,667,751
Prepaid expenses and other current assets	2,545,530	3,154,713
Deferred income taxes	1,457,049	1,457,049

Total current assets	20,200,330	26,996,308

Property and equipment:
Flight equipment	125,372,402	125,027,613
Other property and equipment	10,678,845	10,604,094
Less accumulated depreciation and amortization	(90,114,529)	(87,029,483)

Total property and equipment	45,936,718	48,602,224

Other assets	1,827,727	2,279,968

Total assets	$67,964,775	$77,878,500

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$24,221,333	$24,173,333
Accounts payable	3,111,292	3,684,161
Accrued interest, unearned revenue and other liabilities	3,410,549	3,525,843

Total current liabilities	30,743,174	31,383,337

Deferred income taxes	4,483,483	7,877,096

Total liabilities	35,226,657	39,260,433

Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.
No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares.
Issued and outstanding: 8,974,990 shares	89,750	89,750
Paid-in capital	31,494,609	31,494,609
Retained earnings	1,153,759	7,033,708

Total stockholders’ equity	32,738,118	38,618,067
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$67,964,775	$77,878,500

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenues:
Passenger	$8,135,165	$16,141,017	$15,060,195	$31,375,761
Public service	6,686,839	14,401,325	12,845,059	28,551,362
Freight, charter, and other	36,807	81,732	83,265	188,285

Total operating revenues	14,858,811	30,624,074	27,988,519	60,115,408

Operating expenses:
Salaries, wages, and benefits	5,012,238	8,201,511	11,035,800	17,010,083
Aircraft fuel	4,114,099	9,234,155	8,483,345	19,228,500
Aircraft maintenance, materials, and repairs	773,725	4,001,873	2,624,334	7,251,432
Depreciation and amortization	1,594,394	1,601,716	3,209,704	3,202,480
Other rentals and landing fees	1,189,982	1,812,898	2,591,500	3,799,634
Other operating expenses	3,572,036	4,428,486	7,206,726	9,285,400

Total operating expenses	16,256,474	29,280,639	35,151,409	59,777,529

Operating income (loss)	(1,397,663)	1,343,435	(7,162,890)	337,879
Other expense:
Interest expense, net of interest income of $160, $553, $320 and $1,015, respectively	(1,130,434)	(1,097,947)	(2,117,303)	(2,203,238)

Income (loss) before income taxes	(2,528,097)	245,488	(9,280,193)	(1,865,359)

Income tax benefit (expense)	938,841	(99,610)	3,400,244	752,536

Net income (loss)	$(1,589,256)	$145,878	$(5,879,949)	$(1,112,823)

Net income (loss) per share:
Basic	$(0.18)	$0.02	$(0.66)	$(0.12)
Diluted	$(0.18)	$0.02	$(0.66)	$(0.12)
Weighted average shares outstanding:
Basic	8,974,990	8,974,990	8,974,990	8,974,990
Diluted	8,974,990	8,974,990	8,974,990	8,974,990

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,879,949)	$(1,112,823)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,209,704	3,202,480
Loss on items beyond economic repair	94,224	211,728
Amortization of debt issuance costs	353,548	320,669
Deferred tax benefit	(3,393,613)	(955,902)
Change in current operating items:
Accounts receivable	1,737,550	(233,193)
Inventories	1,032,440	(52,887)
Prepaid expenses and other current assets	685,071	(399,679)
Other assets	452,241	578,069
Accounts payable	(572,869)	(995,025)
Accrued interest, unearned revenue and other liabilities	(115,294)	491,926

Net cash (used) provided by operating activities	(2,396,947)	1,055,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(638,422)	(953,863)

Net cash flows used in investing activities	(638,422)	(953,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(1,452,000)	(1,750,000)
Proceeds from borrowing	1,500,000	1,500,000
Payment for debt issuance costs	(429,436)	—

Net cash (used) provided by financing activities	(381,436)	(250,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,416,805)	(148,500)
Cash and Cash Equivalents:
Beginning of period	6,597,927	2,887,634

End of period	$3,181,122	$2,739,134

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$1,730,209	$1,903,346
Cash paid during the period for income taxes	$4,579	$67,549

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Six Months Ended June 30, 2014

(unaudited)

	Common stock			Retained
	Shares	Amount	Paid-in capital	earnings	Total
Balance at January 1, 2014	8,974,990	$89,750	$31,494,609	$7,033,708	$38,618,067
Net loss	—	—	—	(5,879,949)	(5,879,949)

Balance at June 30, 2014	8,974,990	$89,750	$31,494,609	$1,153,759	$32,738,118

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

June 30, 2014

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

Currently, the Company estimates that approximately 37% of Great Lakes’ passenger traffic utilizes the United code share product line and approximately 24% of Great Lakes’ passenger traffic utilizes the Frontier code share product line.

The Company has been informed by Frontier that as part of Frontier’s transformation to an ultra-low cost carrier, that their business model, and subsequent change to a new reservation platform, will no longer allow for interline agreements with any other carriers. As a result, effective October 1, 2014, the Company’s code share and interline e-ticketing agreements with Frontier will be terminated.

The Company provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights.

Public Service Revenue

Approximately 46% and 48% of the Company’s total revenue during each of the six months ended June 30, 2014 and 2013, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program through September 30, 2015.

As of August 9, 2014, the Company served 30 airports, of which 20 locations receive EAS subsidy, in 9 states with a fleet of six Embraer EMB-120 Brasilia and 28 Beechcraft 1900D regional airliners. The Company currently operates hubs at Denver, CO, Los Angeles, CA, Minneapolis, MN and Phoenix, AZ.

Liquidity

The Company has historically used debt to finance the purchase of its aircraft.

The Company has experienced a shortage of qualified pilots which has caused the Company to curtail operations and reduce capacity. The pilot shortage and its effect on operations are expected to continue until the Company can hire and train enough pilots to reestablish operations in those markets in which the Company was forced to suspend service. The curtailment of operations has had a negative impact on revenue, operating income and operating cash flows which is expected to continue. Due to this negative impact on revenue, operating income and operating cash flows, the Company does not expect to be in compliance with the debt to earnings coverage covenant in its credit agreement. Until the Company is able to re-staff a sufficient number of qualified pilots to restore service to suspended markets, it expects that it will not have sufficient liquidity to service its existing debt obligations.

The above circumstances and near term projections of significant net losses and negative operating cash flows in combination with the expectation the Company will not be in compliance with the terms of the senior credit facility, and the lender’s ability to call our debt, raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles and do not include any adjustments that might result from the outcome of this uncertainty. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Our credit facility matures on November 16, 2015. As a result of not being in compliance under our senior credit facility and the expectation the Company will not be in compliance with the terms of the senior credit facility throughout 2014, all borrowings (approximately $24.2 million) under our senior credit facility are classified as current maturities as of June 30, 2014. Our operating and capital plans for the next twelve months call for dedication of substantially all of our excess cash flow to the repayment of indebtedness.

Effective May 30, 2014, the Company entered into the Fourth Amendment and Second Forbearance to Credit Agreement (the “Forbearance Agreement”) with its lenders Crystal Financial LLC and GB Merchant Partners, LLC (the “Lenders”). The Forbearance Termination Date is on the earliest of (i) September 15, 2014 and (ii) the date on which Great Lakes commits additional breaches under the Credit Agreement. In consideration of entering into the Forbearance Agreement, the Lenders have agreed to lend the Company up to an additional $3 million under our term loan and defer an additional $2 million of amortization payments until maturity of the loan, which were due and payable by September 30, 2014.

To meet our capital needs, we are considering several alternatives, including, but not limited to, additional equity financings, debt financings, and other funding transactions, including the sale or sale-leaseback of certain aircraft. Also, as announced on June 30, 2014, the Company engaged Raymond James as its investment banker with respect to new financing options and strategic alternatives. There can be, however, no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.

2. Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net Income (loss)	$(1,589,256)	$145,878	$(5,879,949)	$(1,112,823)
Denominator:
Weighted average shares outstanding, basic	8,974,990	8,974,990	8,974,990	8,974,990

Weighted average shares outstanding, diluted	8,974,990	8,974,990	8,974,990	8,974,990
Net income per share, basic	$(0.18)	$0.02	$(0.66)	$(0.12)
Net income per share, diluted	$(0.18)	$0.02	$(0.66)	$(0.12)

For the three month periods ended June 30, 2014 and June 30, 2013 there were no options or other potentially dilutive securities outstanding.

3. Accrued Liabilities

Accrued liabilities consisted of the following balances at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Unearned revenue	1,420,017	1,221,257
Other accruals	56,254	—
Accrued property taxes	297,929	74,962
Accrued interest	307,460	286,701
Accrued payroll	1,328,889	1,942,923

Total accrued liabilities	$3,410,549	$3,525,843

4. Long-Term Debt

The following table sets forth, as of June 30, 2014 and December 31, 2013, the carrying amount of the Company’s long-term debt and current maturities of long term debt. The carrying amount of the debt consists of the principal payments contractually required under the debt agreements:

	June 30,	December 31,
	2014	2013
Long-term debt:
GB/Crystal Term Loan—principal	$15,700,000	$15,200,000
GB/Crystal Revolving Loan- principal	8,521,333	8,973,333

Total long-term debt	24,221,333	24,173,333
Less current portion:
GB/Crystal Term Loan—principal (1)	(24,221,333)	(24,173,333)

Total current portion	(24,221,333)	(24,173,333)

Total long-term portion	$0	$0

(1)	All debt is classified as current as a result of not being in compliance with our credit agreement and the lender’s ability to call our debt upon expiration of the current forbearance agreement.

On November 16, 2011, the Company entered into a new financing agreement (the “Credit Agreement”) with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which the Company may borrow up to $10 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%. Voluntary prepayments of the term loan are subject to prepayment penalties ranging from 4% prior to the first anniversary of the loan and declining in increments of 1% at each anniversary of the loan thereafter. As of June 30, 2014, $15.7 million was outstanding under the term loan. In addition to the scheduled contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows (as defined in the Credit Agreement), as measured on September 30 of each year beginning September 30, 2012. The Company is required to prepay an amount equal to 50% of such excess cash flow for the nine–month period ending September 30, 2012, and for each subsequent twelve-month period thereafter. The excess cash flow payments are to be applied to reduce the outstanding principal balance of the term loan. The Company made an excess cash flow payment on November 14, 2012, in the amount of $2.3 million.

The term loan is set to mature on November 16, 2015 at which time the outstanding principal balance due is scheduled to be $9.8 million.

As of June 30, 2014, $8.5 million was outstanding under the revolving credit facility, secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The revolving loan credit facility is set to mature on November 16, 2015 at which time any outstanding principal balance will be due. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement.

As of June 30, 2014 the Company was not in compliance with the leverage coverage ratio financial covenant contained in the Company’s senior credit facility’s Credit Agreement. Specifically the Company was required to maintain a leverage ratio, calculated by dividing average quarterly borrowings by trailing 12 month earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Credit Agreement, of 2.25:1 or less. At June 30, 2014, the Company’s leverage ratio was calculated to be 4.27:1, which was not in compliance with the terms of the Credit Agreement. Furthermore, the Company does not expect to be in compliance with its leverage ratio covenants throughout the balance of 2014 as EBITDA is calculated on a trailing 12-month basis. At March 31, 2014 the Company did not submit its audited annual report to its lenders within the prescribed timeframe required by the terms of the Credit Agreement. Furthermore, the auditor’s report over the Company’s financial statements for the fiscal year ended December 31, 2013 contained an explanatory paragraph referencing substantial doubt about the Company’s ability to continue as a going concern. These are both covenant violations that, absent a forbearance, permit the Company’s lenders to exercise their right to declare our debt obligations to be immediately due and payable under the terms of the Credit Agreement. As a result of not being in compliance with the terms of the Company’s senior credit facility and the expectation the company will not be in compliance with the terms of the senior credit facility upon expiration of the forbearance and throughout the remainder of 2014, all borrowings (approximately $24.2 million) under the Company’s senior credit facility are classified as current maturities as of June 30, 2014.

On April 1, 2014 the Company and its Lenders have entered into a Third Amendment and Forbearance Agreement which terminated on April 30, 2014. As part of this agreement we agreed to a 2% increase in the applicable rate that we are paying on our loan agreements. The interest rate on our revolving credit facility will increase to the greater of 30 day LIBOR plus 10% or 12.5%. The interest rate on our term loan will increase to the greater of 30 day LIBOR plus 13% or 17.5%. The Company is in negotiations with its lenders on extending the term of the Forbearance Agreement.

Effective May 30, 2014, the Company entered into the Fourth Amendment and Second Forbearance to Credit Agreement (the “Forbearance Agreement”) with its Lenders. Pursuant to the Forbearance Agreement, the Lenders have agreed to temporarily forbear from exercising certain rights and remedies under the Credit Agreement. The Forbearance Termination Date is on the earliest of (i) September 15, 2014 and (ii) the date on which Great Lakes commits additional breaches under the Credit Agreement. In consideration of entering into the Forbearance Agreement, the Lenders have agreed to lend the Company up to an additional $3.0 million under our term loan and defer an additional $2.0 million of amortization payments until maturity of the loan, which were due and payable by September 30, 2014. As of July 30, 2014 the Company has borrowed an additional $2.0 million under the terms of the Forbearance Agreement and deferred a $1.0 million amortization payment that, absent the forbearance, would have been payable on June 30, 2014. The Company also agreed to pay a forbearance fee of $242,000, a funding fee of $60,000, and a commitment fee of $60,000.

5. Related Parties

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for these leases were $14,250 for each of the six months ending June 30, 2014 and 2013, respectively. As of June 30, 2014, Mr. Voss controlled 4,160,247 shares of common stock of the Company, representing approximately 46.4% of the Company’s outstanding common stock.

6. Income Taxes

The Company’s annual effective income tax rate is estimated to be 36.6% for 2014. The Company’s effective tax rate includes non-deductible permanent tax differences. Prior to 2004, the Company reported significant cumulative losses and generated substantial net operating loss carryforwards. From 2007 through 2013, the Company utilized a portion of these carryforwards to offset taxable income.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and long-term debt including the current portion. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The carrying value of our long term debt including the current portion reflects original cost net of unamortized deferred debt restructuring gain and was $24.2 million and $24.2 million as of June 30, 2014 and December 31, 2013, respectively. For additional information, see Note 4 Long-Term Debt.

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

We have been informed by Frontier that as part of Frontier’s transformation to an ultra-low cost carrier, that their business model, and subsequent change to a new reservation platform, will no longer provide for interline agreements with any other carriers. As a result, effective October 1, 2014, the Company’s code share and interline e-ticketing agreements with Frontier will be terminated. We estimate that approximately 24% of our ticket sales are generated by the Frontier code share and interline e-ticketing sales channels. These ticket sales represented approximately 11% of our total revenue for the six-month period ending June 30, 2014.

Whereas we cannot currently quantify the effect of the termination of the Frontier code share and interline e-ticketing agreements, it is our belief that the majority of the Frontier passengers will migrate to other sales channels provided by Great Lakes if they intend on using air transportation to reach their final destination. Our belief is largely predicated on the fact that we are the only scheduled airline serving our current destinations. Alternatively, these passengers would utilize ground transportation or cancel their travel.

As of August 9, 2014, we served 30 airports in nine states with a fleet of six Embraer EMB-120 Brasilias and 28 Beech 1900D regional airliners.

As of June 30, 2014 the Company was not in compliance with the leverage coverage ratio financial covenant contained in the Company’s senior credit facility’s Credit Agreement. As a consequence the Company’s lenders have the right to declare our debt obligations of approximately $24.2 million to be immediately due and payable under the terms of the Credit Agreement. Effective May 30, 2014, the Company entered into the Fourth Amendment and Second Forbearance to Credit Agreement (the “Forbearance Agreement”) with its Lenders. Pursuant to the Forbearance Agreement, the Lenders have agreed to temporarily forbear from exercising certain rights and remedies under the Credit Agreement. The Forbearance Termination Date is on the earliest of (i) September 15, 2014 and (ii) the date on which Great Lakes commits additional breaches under the Credit Agreement. In consideration of entering into the Forbearance Agreement, the Lenders have agreed to lend the Company up to an additional $3.0 million under our term loan and defer an additional $2.0 million of amortization payments until maturity of the loan, which were due and payable by September 30, 2014. As of July 30, 2014 the Company has borrowed an additional $2.0 million under the terms of the Forbearance Agreement and deferred a $1.0 million amortization payment payable on June 30, 2014. The Company also agreed to pay a forbearance fee of $242,000, a funding fee of $60,000, and a commitment fee of $60,000.

Essential Air Service (“EAS”) Program

In the six months ended June 30, 2014, we derived approximately 46% of our total revenue from the EAS program which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

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

As of August 9, 2014, we served 20 EAS communities on a subsidized basis.

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

On March 18, 2014, the Company received from the FAA new operations specifications allowing the Company to hire pilots under FAR Part 135 regulatory requirements. This will allow us to restore first officer staffing levels while maintaining FAR Part 121 hiring, training and employment standards as we have always done as a Part 121 carrier. From February 2014 thru June 2014 we have hired 69 new pilots. Of the 69 new hire pilots, 49 have completed training and are operating in revenue generating scheduled air service.

EAS Program Activity Subsequent to January 1, 2014

Primarily as a result of the pilot shortage, the company suspended EAS service to the following cities since January 1, 2014:

Moab and Vernal, UT

Pueblo, AZ

Clovis, NM

Devils Lake and Jamestown, ND

Ft. Dodge and Mason City, IA

Ironwood, MI

Thief River Falls, MN

Hays and Great Bend, KS

In addition to the EAS subsidized cities above, in March of 2014, the Company terminated service to Dickinson and Williston, ND which were not EAS subsidized cities.

Financial Highlights

We had operating revenue of $28.0 million for the six-month period ending June 30, 2014, a 53.45% decrease compared to operating revenue of $60.1 million for the six-month period ending June 30, 2013. We realized an $16.3 million decrease in passenger revenue and public service revenue decreased $15.7 million compared to the prior year period. The $16.3 million or 52.0% period-over-period decrease in passenger revenues and the $15.7 million or 55.0% was primarily attributable to a reduction of scheduled service primarily attributable to a 62.1% reduction in number of pilots created by the industry-wide shortage of qualified pilots. This shortage of qualified pilots, resulted in a 61.6% decrease in available seat miles and 59.5% decrease in departures which resulted in 55.9% decrease in revenue passengers carried. Available seat miles have decreased 61.6% due to the decreased departures as well as due to the reconfiguration of certain aircraft with fewer seats.

We had an operating loss of $7.2 million for the six-month period ending June 30, 2014, compared to operating income of $0.3 million for the six-month period ending June 30, 2013. The $7.5 million decrease in operating income is attributable to a $32.1 million decrease in operating revenue, partially offset by a $24.6 million decrease in operating expenses. We realized a net loss of $5.9 million for the six-month period ending June 30, 2014, compared to net loss of $1.1 million for the six-month period ending June 30, 2013. The increase in net loss is primarily a result of a $32.1 million decrease in operating revenue partially offset by a $24.6 million decrease in operating expenses, a $0.1 million decrease in interest expense and a $2.5 million increase in income tax benefit.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

The following table sets forth certain financial information regarding our results of operations for the three months ended June 30, 2014 and 2013.

Statement of Income (Loss) Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30,
	2014				2013
				Year over Year
		Cents		Revenue/Cost		Cents
	Amount	per		Increase (Decrease)	Amount	per
	(in thousands)	ASM		Percentage	(in thousands)	ASM
Operating revenues:
Passenger	$8,135	27.5	¢	(49.6)%	$16,141	17.9	¢
Public service	6,687	22.6		(53.6)	14,401	16.0
Freight, charter and other	37	0.1		(54.9)	82	0.1

Total operating revenues	14,859	50.3		(51.5)	30,624	34.0

Operating expenses:
Salaries, wages, and benefits	5,012	17.0		(38.9)	8,202	9.1
Aircraft fuel	4,114	13.9		(55.4)	9,234	10.3
Aircraft maintenance, materials and repairs	774	2.6		(80.7)	4,002	4.4
Depreciation and amortization	1,594	5.4		(0.5)	1,602	1.8
Other rentals and landing fees	1,190	4.0		(34.4)	1,813	2.0
Other operating expenses	3,572	12.1		(19.3)	4,428	4.9

Total operating expenses	16,256	55.0		(44.5)	29,281	32.5

Operating income (loss)	(1,397)	(4.7)		(204.0)	1,343	1.5
Interest expense, net	(1,130)	(3.8)		2.9	(1,098)	(1.2)

Income (Loss) before income taxes	(2,527)	(8.5	)¢	(1,131.4)%	245	0.3	¢
Income tax benefit (expense)	939	3.2		(1,048.5)	(99)	(0.1)

Net Income (Loss)	$(1,588)	(5.4	)¢	(1,187.7)%	$146	0.2	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended June 30, 2014 and 2013.

	June 30, 2014		Increase (Decrease) from 2013	June 30, 2013
Selected Operating Data:
Available seat miles (in thousands) (1)	29,569		-67.1%	89,978
Revenue passenger miles (in thousands) (2)	13,703		-61.6%	35,721
Revenue passengers carried	47,697		-61.2%	122,829
Departures flown	7,633		-59.5%	18,828
Passenger load factor (3)	46.3%		16.6%	39.7%
Average yield per revenue passenger mile (4)	59.4	¢	31.4%	45.2	¢
Revenue per available seat miles (5)	50.3	¢	47.9%	34.0	¢
Cost per available seat mile (6)	55.0	¢	69.2%	32.5	¢
Average passenger fare (7)	$134.14		2.1%	$131.41
Average passenger trip length (miles) (8)	287		-1.4%	291
Average cost per gallon of fuel	$3.60		1.7%	$3.54

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried. For the three month period ending June 30, 2014, passenger revenue of $8.1 million included nonrecurring passenger revenue of $1.7 million. This nonrecurring passenger revenue was excluded from the calculation of average passenger fare.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Second Quarter 2014 to Second Quarter 2013

Passenger Revenues. Passenger revenues were $8.1 million in the second quarter of 2014, a decrease of 49.6% from $16.1 million in the second quarter of 2013. The $8.0 million quarter-over-quarter decrease in passenger revenues was attributable to the curtailment of operations due to a severe shortage of available qualified pilots in combination with a reduction of scheduled service in markets that were experiencing diminishing year-over-year load factors and lower revenue passenger mile (RPM) yields. In the second quarter of 2014, passenger revenue of $8.1 million included nonrecurring passenger revenue of $1.7 million related nonrecurring amounts collected from another carrier. These amounts resulted from a reconciliation of the passenger revenues generated by our proration formulas with this carrier.

Public Service Revenues. Public service revenues collected through the EAS Program decreased 53.6% to $6.7 million during the second quarter of 2014, as compared to $14.4 million during the second quarter of 2013. The decrease in public service revenue was mostly due a 59.5% decrease in departures due to the industry-wide shortage of qualified pilots. At June 30, 2014 and June 30, 2013, we served 20 and 32 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues declined 54.9%, mainly due to decline of cargo revenues resulting from 59.5% decline in departures during the second quarter of 2014 compared to the second quarter of 2013.

Operating Expenses. Total operating expenses were $16.3 million, or 55.0 cents per ASM, in the second quarter of 2014, as compared to $29.3 million, or 32.5 cents per ASM in the second quarter of 2013.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $5.0 million in the second quarter of 2014, a decrease of 38.9% from $8.2 million in the second quarter of 2013. The decrease in salaries, wages, and benefits was mostly attributable to the decreased number of employees as a result of the decreased operations due to the industry-wide shortage of qualified pilots.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $4.1 million, or 13.9 cents per ASM, in the second quarter of 2014. In comparison, our aircraft fuel and into-plane expense for the second quarter of 2013 was $9.2 million, or 10.3 cents per ASM. The 55.4% decrease in our aircraft fuel expense was attributable to a reduction in fuel consumption which was the result of a 67.1% decrease in ASMs.

The average cost of fuel increased from $3.54 per gallon in the second quarter of 2013 to $3.60 per gallon in the second quarter of 2014. At second quarter 2014 rates of consumption, a one-cent increase or decrease in the price per gallon of fuel will increase or decrease our fuel expense by approximately $46,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $0.8 million during the second quarter of 2014, which was a 80.7% decrease from $4.0 million during the second quarter of 2013. The decrease was primarily attributable to the reduction of component repairs and the timing of engine overhaul expenses resulting from the reduced operations.

Depreciation and amortization. Depreciation and amortization expense was $1.6 million during the second quarter of 2014 which was consistent with $1.6 million in the second quarter of 2013.

Other Rentals and Landing Fees Expense. Other rentals and landing fees decreased by $0.6 million from $1.8 million during the second quarter of 2013 to $1.2 million during the second quarter of 2014. The decrease was mainly attributable to decreased landing fees resulting from the 59.5% reduction in departures along with reduced hub rental expense.

Other Operating Expenses. Other operating expenses were $3.6 million, or 12.1 cents per ASM during the second quarter of 2014, which was a decrease from $4.4 million, or 4.9 cents per ASM during the second quarter of 2013. The decrease was mainly attributable to decreases in passenger related expenses of $462,000, pilot related expenses of $372,000, deicing expenses of $164,000, insurance expense of $140,000, other expenses of $130,000 and employee related expenses $75,000. These were partially offset by increased legal and professional fees of $487,000.

Interest Expense. We incurred interest expense of $1.1 million in the second quarter of 2014, which was consistent with $1.1 million in the second quarter of 2013.

Income Tax Expense. For the three months ended June 30, 2014, we recorded an income tax benefit of $0.9 million and for the three months ended June 30, 2013, we recorded an income tax expense of $0.1 million. Our estimated effective federal and state income tax rate is 36.6% for the three months ended June 30, 2014.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following table sets forth certain financial information regarding our results of operations for the six months ended June 30, 2013 and 2012.

Statement of Income (Loss) Data

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2014				2013
				Year over Year
		Cents		Revenue/Cost		Cents
	Amount	per		Increase (Decrease)	Amount	per
	(in thousands)	ASM		Percentage	(in thousands)	ASM
Operating revenues:
Passenger	$15,060	21.7	¢	(52.0)%	$31,376	17.4	¢
Public service	12,845	18.5		(55.0)	28,551	15.8
Freight, charter and other	83	0.1		(55.9)	188	0.1

Total operating revenues	27,988	40.4		(53.4)	60,115	33.4

Operating expenses:
Salaries, wages, and benefits	11,036	15.9		(35.1)	17,010	9.4
Aircraft fuel	8,483	12.2		(55.9)	19,229	10.7
Aircraft maintenance, materials and repairs	2,624	3.8		(63.8)	7,251	4.0
Depreciation and amortization	3,210	4.6		0.2	3,202	1.8
Other rentals and landing fees	2,591	3.7		(31.8)	3,800	2.1
Other operating expenses	7,207	10.4		(22.4)	9,285	5.2

Total operating expenses	35,151	50.7		(41.2)	59,777	33.2

Operating income (loss)	(7,163)	(10.3)		(2,219.2)	338	0.2
Interest expense, net	(2,117)	(3.1)		(3.9)	(2,203)	(1.2)

Income (Loss) before income taxes	(9,280)	(13.4	)¢	397.6%	(1,865)	(1.0	)¢
Income tax benefit (expense)	3,400	4.9		352.1	752	0.4

Net Loss	$(5,880)	(8.5	)¢	428.3%	$(1,113)	(0.6	)¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the six months ended June 30, 2014 and 2013.

	June 30, 2014		Increase (Decrease) from 2013	June 30, 2013
Selected Operating Data:
Available seat miles (in thousands) (1)	69,291		-61.6%	180,233
Revenue passenger miles (in thousands) (2)	30,107		-55.9%	68,257
Revenue passengers carried	104,728		-55.1%	233,066
Departures flown	15,413		-59.5%	38,083
Passenger load factor (3)	43.5%		14.8%	37.9%
Average yield per revenue passenger mile (4)	50.0	¢	8.7%	46.0	¢
Revenue per available seat miles (5)	40.4	¢	21.0%	33.4	¢
Cost per available seat mile (6)	50.7	¢	52.7%	33.2	¢
Average passenger fare (7)	$127.21		-5.5%	$134.62
Average passenger trip length (miles) (8)	287		-2.0%	293
Average cost per gallon of fuel	$3.67		-0.3%	$3.68

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried. For the six month period ending June 30, 2014, passenger revenue of $15.1 million included nonrecurring passenger revenue of $1.7 million. This nonrecurring passenger revenue was excluded from the calculation of average passenger fare.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Six Months 2014 to First Six Months 2013

Passenger Revenues. Passenger revenues were $15.1 million in the first six months of 2014, a decrease of 52.0% from $31.4 million in the first six months of 2013. The $16.3 million period-over-period decrease in passenger revenues was attributable to the curtailment of operations due to a severe shortage of available qualified pilots in combination with a reduction of scheduled service in markets that were experiencing diminishing year-over-year load factors and lower revenue passenger mile (RPM) yields. In the second quarter of 2014, passenger revenue of $8.1 million included nonrecurring passenger revenue of $1.7 million related nonrecurring amounts collected from another carrier. These amounts resulted from a reconciliation of the passenger revenues generated by our proration formulas with this carrier.

Public Service Revenues. Public service revenues collected through the EAS Program decreased 55.0% to $12.8 million during the first six months of 2014, as compared to $28.6 million during the first six months of 2013. The decrease in public service revenue was mostly due a 59.5% decrease in departures due to the industry-wide shortage of qualified pilots. At June 30, 2014 and June 30, 2013, we served 20 and 32 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues declined 55.9%, mainly due to decline of cargo revenues resulting from a decrease in markets we serve and a 59.5% decline in departures during the first six months of 2014 compared to the first six months of 2013.

Operating Expenses. Total operating expenses were $35.2 million, or 50.7 cents per ASM, in the first six months of 2014, as compared to $59.8 million, or 33.2 cents per ASM in the first six months of 2013.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $11.0 million in the first six months of 2014, a decrease of 35.1% from $17.0 million in the first six months of 2013. The decrease in salaries, wages, and benefits was mostly attributable to the decreased number of employees as a result of the decreased operations due to the industry-wide shortage of qualified pilots.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $8.5 million, or 12.2 cents per ASM, in the first six months of 2014. In comparison, our aircraft fuel and into-plane expense for the first six months of 2013 was $19.2 million, or 10.7 cents per ASM. The 55.9% decrease in our aircraft fuel expense was attributable to a reduction in fuel consumption which was the result of a 61.6% decrease in ASMs.

The average cost of fuel decreased from $3.68 per gallon in the first six months of 2013 to $3.67 per gallon in the first six months of 2014. At first six months of 2014 rates of consumption, a one-cent increase or decrease in the price per gallon of fuel will increase or decrease our fuel expense by approximately $46,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $2.6 million during the first six months of 2014, which was a 63.8% decrease from $7.3 million during the first six months of 2013. The decrease was primarily attributable to the reduction of component repairs and the timing of engine overhaul expenses resulting from the reduced operations.

Depreciation and amortization. Depreciation and amortization expense was $3.2 million during the first six months of 2014 which was consistent with $3.2 million in the first six months of 2013.

Other Rentals and Landing Fees Expense. Other rentals and landing fees decreased by $1.2 million from $3.8 million during the first six months of 2013 to $2.6 million during the first six months of 2014. The decrease was mainly attributable to decreased landing fees resulting from the 59.5% reduction in departures along with reduced hub rental expense.

Other Operating Expenses. Other operating expenses were $7.2 million, or 10.4 cents per ASM during the first six months of 2014, which was a decrease from $9.3 million, or 5.2 cents per ASM during the first six months of 2013. The decrease was mainly attributable to decreases in pilot related expenses of $943,000, passenger related expenses of $597,000, deicing expenses of $479,000, insurance expense of $291,000, other expenses of $153,000, employee expenses of $126,000 and utilities of $77,000. These were partially offset by increased legal and professional fees of $587,000.

Interest Expense. We incurred interest expense of $2.1 million in the first six months of 2014, compared to $2.2 million in the first six months of 2013 as a result of our long-term debt.

Income Tax Expense. For the six months ended June 30, 2014, we recorded an income tax benefit of $3.4 million and for the six months ended June 30, 2013, we recorded an income tax benefit of $0.8 million. Our estimated effective federal and state income tax rate is 36.6% for the six months ended June 30, 2014.

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

Liquidity, Financing and Capital Resources

As a result of not being in compliance under our senior credit facility and the uncertainty of our liquidity position for the next 12 months, all borrowings (approximately $24.2 million) under our senior credit facility will be callable by the lender upon expiration of the current forbearance agreement and are classified as current maturities as of June 30, 2014. Thus, we had negative working capital of $10.5 million and a current ratio of 0.66:1 at June 30, 2014, compared to negative working capital of $4.4 million and a current ratio of 0.86:1 at December 31, 2013.

We have historically used debt to finance the purchase of aircraft. On November 16, 2011, we entered into a financing agreement with our lenders. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which we may borrow up to $10 million.

At June 30, 2014, our outstanding principal balance on the term loan was $15.7 million and we had borrowed $8.5 million under the revolving credit facility.

Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, our obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft.

For the six months ending June 30, 2014, we invested $0.6 million of cash in aircraft, engines, rotable parts and other equipment, mostly represented by rotable parts acquisitions. We do not expect to acquire additional aircraft or engines in the foreseeable future.

At June 30, 2014 the Company has no aircraft lease obligations.

At June 30, 2014, the Company was not in compliance with financial covenants contained in the Credit Agreement, and it is not expected that the Company will be in compliance throughout the balance of 2014. As a result of such non-compliance our lenders have the right to declare all borrowings (approximately $24.2 million) immediately due and payable.

Effective May 30, 2014, the Company entered into the Fourth Amendment and Second Forbearance to Credit Agreement (the “Forbearance Agreement”) with its Lenders. Pursuant to the Forbearance Agreement, the Lenders have agreed to temporarily forbear from exercising certain rights and remedies under the Credit Agreement. The Forbearance Termination Date is on the earliest of (i) September 15, 2014 and (ii) the date on which Great Lakes commits additional breaches under the Credit Agreement. In consideration of entering into the Forbearance Agreement, the Lenders have agreed to lend the Company up to an additional $3.0 million under our term loan and defer until maturity of the loan, an additional $2.0 million of amortization payments which were due and payable by September 30, 2014. As of July 30, 2014 the Company has borrowed an additional $2.0 million under the terms of the Forbearance Agreement and deferred a $1.0 million amortization payment payable on June 30, 2014. The Company also agreed to pay a forbearance fee of $242,000, a funding fee of $60,000, and a commitment fee of $60,000. As of July 30, 2014, an additional $1 million is available for borrowing under the term loan.

To meet our capital needs, we are considering several alternatives, including, but not limited to, additional equity financings, debt financings, and other funding transactions, including the sale or sale-leaseback of certain aircraft. Also, as announced on June 30, 2014, the Company engaged Raymond James as its investment banker with respect to new financing options and strategic alternatives. There can be, however, no assurance that we will be able to complete any such transaction on acceptable terms or otherwise.

Sources and Uses of Cash. As of June 30, 2014, our cash balance was $3.2 million. We made principal payments on term debt of $1.5 million and had additional borrowings on term debt of $1.5 million.

Cash Provided by Operating Activities. During the six months ended June 30, 2014, our cash used by operating activities was $2.8 million. During the six months we generated a net loss of $5.9 million and recorded non-cash depreciation and amortization of $3.2 million and a deferred tax benefit of $3.4 million. Other sources of cash included a reduction in accounts receivable of $1.7 million, a reduction in inventory of $1.0 million and a combined reduction in prepaid expenses, other current assets and other assets of $0.7 million. Uses of cash included $3.4 million of deferred tax benefit, a reduction in accounts payable of $0.6 million and reductions in accrued interest, unearned revenue and other liabilities of $0.1 million.

Cash Flows from Investing Activities. During the first six months of 2014, we invested $0.6 million for the purchase of replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first six months of 2014, we utilized $1.5 million of cash to reduce our outstanding notes payable and long-term debt balances and borrowed an additional $1.5 million under the terms of the Forbearance Agreement. Proceeds from additional borrowings, net of finance and legal fees, amounted to $1.1 million.

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

3) the receipt of profitable levels of passenger revenues on the routes that we serve;

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of June 30, 2014, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 24.1% of our operating expenses in the six-month period ending June 30, 2014. At rates of consumption for the first six months of 2014, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $46,000 annually.

Interest Rates

Our operations are capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At June 30, 2014, we had approximately $24.2 million of variable rate debt. Effective April 1, 2014, as a result of entering into a Third Amendment and Forbearance Agreement with our lenders, we agreed to a 2% increase in the applicable rate that we are paying on our loan agreements. The interest rate on our revolving credit facility will increase to the greater of 30 day LIBOR plus 10% or 12.5%. The interest rate on our term loan will increase to the greater of 30 day LIBOR plus 13% or 17.5%. Going forward, we could be subject to increased rates of interest on our debt if the 30 day LIBOR rate increases by more than 2.3 percentage points.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

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

As of June 30, 2014, the Company was not in compliance with financial covenants contained in the Credit Agreement. Furthermore, the Company does not expect to be in compliance with the leverage ratio covenant throughout the balance of 2014. Further, at March 31, 2014, the Company had not submitted its audited annual report to its lenders within the timeframe required by the Credit Agreement. Furthermore, the auditor’s report over the Company’s financial statements for the fiscal year ended December 31, 2013 contained an explanatory paragraph referencing substantial doubt about the Company’s ability to continue as a going concern. These are covenant violations that permit the Company’s lenders to exercise their right to declare our debt obligations to be immediately due and payable under the terms of the Credit Agreement. As a result, of not being in compliance with the terms of the Company’s senior credit facility and the expectation that the Company will not be in compliance with the terms of the senior credit facility throughout 2014, all borrowings (approximately $24.2 million) under the Company’s senior credit facility are classified as current maturities as of December 31, 2013.

On April 1, 2014, the Company and its Lenders entered into a Third Amendment and Forbearance Agreement which terminated on April 30, 2014. Under the terms of this agreement the Company’s lenders agreed to refrain from exercising their right to declare the obligations to be immediately due and payable under the terms of the Credit Agreement. On March 31, 2014, the Company also made its regularly scheduled debt payment to the lenders in the amount of $1 million. Effective May 30, 2014, the Company entered into the Fourth Amendment and Second Forbearance to Credit Agreement (the “Forbearance Agreement”) with its Lenders. Pursuant to the Forbearance Agreement, the Lenders have agreed to temporarily forbear from exercising certain rights and remedies under the Credit Agreement. The Forbearance Termination Date is on the earliest of (i) September 15, 2014 and (ii) the date on which Great Lakes commits additional breaches under the Credit Agreement. In consideration of entering into the Forbearance Agreement, the Lenders have agreed to lend the Company up to an additional $3.0 million under our term loan and defer an additional $2.0 million of amortization payments until maturity of the loan, which were due and payable by September 30, 2014. As of July 30, 2014 the Company has borrowed an additional $2.0 million under the terms of the Forbearance Agreement and deferred a $1.0 million amortization payment payable on June 30, 2014. The Company agreed to pay a forbearance fee of $242,000, a funding fee of $60,000, and a commitment fee of $60,000, and also agreed to hire three firms to market the Company’s excess aircraft and inventory and to hire a financial advisor to advise the Company on raising capital through additional equity financings, debt financings, or other liquidity events. As announced on June 30, 2014, the Company engaged Raymond James as its investment banker with respect to new financing options and strategic alternatives.

Until the Company is able to re-staff with enough qualified pilots to restore service to suspended or terminated markets, it is expected that the Company will not have sufficient liquidity to service its debt obligations for the 12 month period ending December 31, 2014.

The Company cannot make assurances that its assets or cash flow from operations will be sufficient to repay borrowings under its existing debt obligations, either upon maturity or if accelerated, that it will be able to refinance or restructure the payments due under the terms of the Credit Agreement. In addition, the Company cannot make assurances that its efforts to obtain financing or other liquidity events will be successful. This would have a material adverse impact on our liquidity and financial position, and would raise substantial doubt about our ability to continue as a going concern.

With the exception of the foregoing there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on April 9, 2014.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2014 the Company was not in compliance with the leverage coverage ratio financial covenant contained in the Company’s senior credit facility’s Credit Agreement. Specifically the Company was required to maintain a leverage ratio, calculated by dividing average quarterly borrowings by trailing 12 month earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Credit Agreement, of 2.25:1 or less. At March 31, 2014, the Company’s leverage ratio was calculated to be 4.27:1, which was not in compliance with the terms of the Credit Agreement. Furthermore, the Company does not expect to be in compliance with its leverage ratio covenants throughout the balance of 2014 as EBITDA is calculated on a trailing 12-month basis. At March 31, 2014 the Company did not submit its audited annual report to its lenders within the prescribed timeframe required by the terms of the Credit Agreement. Furthermore, the auditor’s report over the Company’s financial statements for the fiscal year ended December 31, 2013 contained an explanatory paragraph referencing substantial doubt about the Company’s ability to continue as a going concern. These are both covenant violations that permit the Company’s lenders to exercise their right to declare our debt obligations to be immediately due and payable under the terms of the Credit Agreement. As a result of not being in compliance with the terms of the Company’s senior credit facility and the expectation the company will not be in compliance with the terms of the senior credit facility throughout 2014, all borrowings (approximately $24.2 million) under the Company’s senior credit facility are classified as current maturities as of June 30, 2014.

Effective May 30, 2014, the Company entered into the Fourth Amendment and Second Forbearance to Credit Agreement (the “Forbearance Agreement”) with its Lenders. Pursuant to the Forbearance Agreement, the Lenders have agreed to temporarily forbear from exercising certain rights and remedies under the Credit Agreement. The Forbearance Termination Date is on the earliest of (i) September 15, 2014 and (ii) the date on which Great Lakes commits additional breaches under the Credit Agreement. In consideration of entering into the Forbearance Agreement, the Lenders have agreed to lend the Company an additional $3.0 million under our term loan and defer an additional $2.0 million of amortization payments which were due and payable by September 30, 2014. As of July 30, 2014 the Company has borrowed an additional $2.0 million under the terms of the Forbearance Agreement and deferred a $1.0 million amortization payment payable on June 30, 2014. The Company also agreed to pay a forbearance fee of $242,000, a funding fee of $60,000, and a commitment fee of $60,000.

Item 6.	EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: August 14, 2014	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Third Amendment and Forbearance to Credit Agreement dated April 1, 2014 between and among Great Lakes Aviation, Ltd., Crystal Financial LLC, and GB Credit Partners, LLC (incorporated by reference to Current Report on Form 8-K filed on April 3, 2014)

10.2	Fourth Amendment and Second Forbearance to Credit Agreement dated May 30, 2014 between and among Great Lakes Aviation, Ltd., Crystal Financial LLC, and GB Credit Partners, LLC (incorporated by reference to Current Report on Form 8-K filed on June 4, 2014)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.