Form 10-Q
period 2014-09-30
GREAT LAKES AVIATION LTD
filed 2014-11-14
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 11, 2014, 8,974,990 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

Item 1. FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Condensed Balance Sheets

(unaudited)

	As of September 30, 2014	As of December 31, 2013
Assets
Current assets:
Cash	$3,926,164	$6,597,927
Accounts receivable and other receivables	5,653,930	7,118,868
Inventories	7,167,352	8,667,751
Prepaid expenses and other current assets	2,790,315	3,154,713
Deferred income taxes	1,457,049	1,457,049

Total current assets	20,994,810	26,996,308

Property and equipment:
Flight equipment	125,463,235	125,027,613
Other property and equipment	10,678,845	10,604,094
Less accumulated depreciation and amortization	(91,629,611)	(87,029,483)

Total property and equipment	44,512,469	48,602,224

Other assets	1,682,165	2,279,968

Total assets	$67,189,444	$77,878,500

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$24,721,333	$24,173,333
Accounts payable	2,635,756	3,684,161
Accrued interest, unearned revenue and other liabilities	2,981,483	3,525,843

Total current liabilities	30,338,572	31,383,337

Deferred income taxes	4,348,084	7,877,096

Total liabilities	34,686,656	39,260,433

Commitments and contingencies
Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.
No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares.
Issued and outstanding: 8,974,990 shares	89,750	89,750
Paid-in capital	31,494,609	31,494,609
Retained earnings	918,429	7,033,708

Total stockholders’ equity	32,502,788	38,618,067

Total liabilities and stockholders’ equity	$67,189,444	$77,878,500

See accompanying notes to the condensed financial statements.

GREAT LAKES AVIATION, LTD.

Condensed Statements of Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Revenues:
Passenger	$8,147,891	$16,872,807	$23,208,086	$48,248,568
Public service	8,190,285	14,584,411	21,035,344	43,135,773
Freight, charter, and other	40,330	136,896	123,595	325,181

Total operating revenues	16,378,506	31,594,114	44,367,025	91,709,522

Operating expenses:
Salaries, wages, and benefits	4,797,153	8,025,642	15,832,953	25,035,725
Aircraft fuel	4,454,621	9,178,841	12,937,966	28,407,341
Aircraft maintenance, materials, and repairs	746,730	4,429,861	3,371,064	11,681,293
Depreciation and amortization	1,532,579	1,598,979	4,742,283	4,801,459
Other rentals and landing fees	668,183	970,034	3,259,683	4,769,668
Other operating expenses	3,290,289	4,168,572	10,497,015	13,453,972

Total operating expenses	15,489,555	28,371,929	50,640,964	88,149,458

Operating income (loss)	888,951	3,222,185	(6,273,939)	3,560,064
Other expense:
Interest expense, net of interest income of $319, $348, $639 and $1,363, respectively	(1,258,928)	(1,074,623)	(3,376,231)	(3,277,861)

Income (loss) before income taxes	(369,977)	2,147,562	(9,650,170)	282,203

Income tax benefit (expense)	134,647	(880,326)	3,534,891	(127,790)

Net income (loss)	$(235,330)	$1,267,236	$(6,115,279)	$154,413

Net income (loss) per share:
Basic	$(0.03)	$0.14	$(0.68)	$0.02
Diluted	$(0.03)	$0.14	$(0.68)	$0.02
Weighted average shares outstanding:
Basic	8,974,990	8,974,990	8,974,990	8,974,990
Diluted	8,974,990	8,974,990	8,974,990	8,974,990

See accompanying notes to the condensed financial statements.

GREAT LAKES AVIATION, LTD.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,115,279)	$154,413
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,742,283	4,801,459
Loss on items beyond economic repair	107,421	264,341
Amortization of debt issuance costs	625,219	481,005
Deferred tax benefit	(3,529,012)	(100,634)
Change in current operating items:
Accounts receivable	1,464,938	309,516
Inventories	1,500,399	744,051
Prepaid expenses and other current assets	303,615	(1,090,476)
Other assets	597,803	780,540
Accounts payable	(1,048,405)	(1,199,762)
Accrued interest, unearned revenue and other liabilities	(544,360)	(111,038)

Net cash (used) provided by operating activities	(1,895,378)	5,033,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(759,949)	(1,165,060)

Net cash flows used in investing activities	(759,949)	(1,165,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(1,452,000)	(2,625,000)
Proceeds from borrowing	2,000,000	1,500,000
Payment for debt issuance costs	(564,436)	—

Net cash used by financing activities	(16,436)	(1,125,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,671,763)	2,743,355
Cash and Cash Equivalents:
Beginning of period	6,597,927	2,887,634

End of period	$3,926,164	$5,630,989

Supplementary cash flow information:
Cash paid during the period for interest (contractual)	$2,720,975	$2,827,581
Cash paid during the period for income taxes	$5,661	$72,230

See accompanying notes to the condensed financial statements.

GREAT LAKES AVIATION, LTD.

Condensed Statements of Stockholders’ Equity

Nine Months Ended September 30, 2014

(unaudited)

	Common stock			Retained
	Shares	Amount	Paid-in capital	earnings	Total
Balance at January 1, 2014	8,974,990	$89,750	$31,494,609	$7,033,708	$38,618,067
Net loss	—	—	—	(6,115,279)	(6,115,279)

Balance at September 30, 2014	8,974,990	$89,750	$31,494,609	$918,429	$32,502,788

See accompanying notes to condensed financial statements.

Great Lakes Aviation, Ltd.

Notes to Condensed Financial Statements

September 30, 2014

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2013.

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

Business

Passenger Revenue

Great Lakes Aviation, Ltd. (Great Lakes, the Company, we or us) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United or United Airlines). Our code share agreement allows our mutual customers to purchase connecting flights through our code share partner and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while the Company maintains its own branding on our planes and ticket counters and our own designator code on all our flights. In addition to our code share agreement and independent branding, the Company has developed electronic ticketing (e-ticket) interline agreements with American Airlines, Delta Airlines, United Airlines and U.S. Airways.

The Company operated under a code share agreement with Frontier Airlines (Frontier) from May, 2001 through September 30, 2014. Effective October 1, 2014, the Company’s code share and interline e-ticketing agreements with Frontier were terminated.

The Company estimates that approximately 36% of Great Lakes’ passenger traffic utilized the United code share product line and approximately 23% of Great Lakes’ passenger traffic utilized the Frontier code share product line.

The Company also provides charter air services to private individuals, corporations, and athletic teams. The Company also carries cargo on most of the Company’s scheduled flights.

Public Service Revenue

Approximately 47% of the Company’s total revenue during each of the nine months ended September 30, 2014 and 2013, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program through September 30, 2015.

As of November 11, 2014, the Company served 29 airports, of which 21 locations receive EAS subsidy, in 9 states with a fleet of six Embraer EMB-120 Brasilia and 28 Beechcraft 1900D regional airliners. The Company currently operates hubs at Denver, CO, Los Angeles, CA, Minneapolis, MN and Phoenix, AZ.

Liquidity

The Company has historically used debt to finance the purchase of its aircraft. In order to service the interest and principal payments on this debt, the Company relies on cash generated from operations.

The Company has experienced a shortage of qualified pilots which has caused the Company to curtail operations and reduce capacity. The pilot shortage and its effect on operations are expected to continue until the Company can hire and train enough pilots to reestablish operations in those markets in which the Company was forced to suspend service. The curtailment of operations has had a negative impact on revenue, operating income and operating cash flows which is expected to continue. Due to this negative impact on revenue, operating income and operating cash flows, the Company was not in compliance as of September 30, 2014 and does not expect to be in compliance with the debt to earnings coverage covenant in its credit agreement. Until the Company is able to re-staff a sufficient number of qualified pilots to restore service to suspended markets, or refinance its existing debt obligations, it expects that it will not have sufficient liquidity to service its current debt obligations.

The above circumstances and near term projections of significant net losses and negative operating cash flows in combination with the expectation the Company will not be in compliance with the terms of our current senior credit facility, and the lender’s ability to call our debt, raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles and do not include any adjustments that might result from the outcome of this uncertainty. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Our credit facility matures on November 16, 2015. As a result of not being in compliance under our senior credit facility and the expectation the Company will not be in compliance with the terms of the senior credit facility throughout 2014 and into 2015, all borrowings (approximately $24.7 million) under our senior credit facility are classified as current as of September 30, 2014. Our operating and capital plans for the next twelve months call for dedication of substantially all of our excess cash flow to the repayment of indebtedness.

Effective September 23, 2014, the Company entered into the Fifth Amendment and Third Forbearance to Credit Agreement (the “Forbearance Agreement”) with its lenders Crystal Financial LLC and GB Merchant Partners, LLC (the “Lenders”). The Forbearance Termination Date is on the earlier of (i) December 1, 2014 or (ii) the date on which Great Lakes commits additional breaches under the Credit Agreement.

The Company is currently pursuing a new financing facility. There is no assurance the Company will be able to complete a new financing facility on acceptable terms.

2.	Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net Income (loss)	$(235,330)	$1,267,236	$(6,115,279)	$154,413
Denominator:
Weighted average shares outstanding, basic	8,974,990	8,974,990	8,974,990	8,974,990
Weighted average shares outstanding, diluted	8,974,990	8,974,990	8,974,990	8,974,990
Net income (loss) per share, basic and diluted	$(0.03)	$0.14	$(0.68)	$0.02

For the three and nine month periods ended September 30, 2014 and September 30, 2013 there were no options or other potentially dilutive securities outstanding.

3.	Accrued Liabilities

Accrued liabilities consisted of the following balances at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Unearned revenue	1,063,279	1,221,257
Other accruals	107,254	—
Accrued property taxes	250,375	74,962
Accrued interest	315,481	286,701
Accrued payroll	1,245,094	1,942,923

Total accrued liabilities	$2,981,483	$3,525,843

4.	Long-Term Debt

The following table sets forth, as of September 30, 2014 and December 31, 2013, the carrying amount of the Company’s long-term debt and current maturities of long term debt. The carrying amount of the debt consists of the principal payments contractually required under the debt agreements:

	September 30, 2014	December 31, 2013
Long-term debt:
GB/Crystal Term Loan—principal	$16,200,000	$15,200,000
GB/Crystal Revolving Loan- principal	8,521,333	8,973,333

Total long-term debt	24,721,333	24,173,333
Less current portion:
GB/Crystal Term Loan—principal (1)	(24,721,333)	(24,173,333)

Total current portion	(24,721,333)	(24,173,333)

Total long-term portion	$0	$0

(1)	All debt is classified as current as a result of not being in compliance with our credit agreement and the lender’s ability to call our debt upon expiration of the current Forbearance Agreement.

On November 16, 2011, the Company entered into a new financing agreement (the “Credit Agreement”) with GB Merchant Partners, LLC, serving as Collateral Agent, and Crystal Capital LLC, serving as Administrative Agent. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which the Company may borrow up to $10 million. Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, the Company’s obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft. The term loan bears interest at a floating rate of 30 day LIBOR rate plus 11% with a minimum rate of 15.5%. Voluntary prepayments of the term loan are subject to prepayment penalties ranging from 4% prior to the first anniversary of the loan and declining in increments of 1% at each the first and second anniversaries of the loan. At September 30, 2014, the prepayment penalty was 2%. At November 17, 2014, under the terms of the Credit Agreement, the prepayment penalty is eliminated. As of September 30, 2014, $16.2 million was outstanding under the term loan. In addition to the scheduled contractual principal and interest obligations, the Company is required to make principal payments, based on a percentage of excess cash flows (as defined in the Credit Agreement), as measured on September 30 of each year beginning September 30, 2012. The Company is required to prepay an amount equal to 50% of such excess cash flow for the nine–month period ending September 30, 2012, and for each subsequent twelve-month period thereafter. The Company was not required to make an excess cash flow payment for the 12 month periods ending September 30, 2013 and September 30, 2014.

The term loan is set to mature on November 16, 2015 at which time the outstanding principal balance due is scheduled to be $11.8 million. The other $4.4 million is scheduled to be paid at various intervals prior to that date. Other than the deferral of $2 million of payments, discussed below, all payments have been made in accordance with the original Credit Agreement.

As of September 30, 2014, $8.5 million was outstanding under the revolving credit facility, secured by accounts receivable, parts inventory and spare engines. The revolving credit facility bears interest at the rate of 30 day LIBOR rate plus 8.0% with a minimum interest rate of 10.5%. The revolving loan credit facility is set to mature on November 16, 2015 at which time any outstanding principal balance will be due. The Company was also required to pay a closing fee based on the initial facility commitment, and is required to pay a monthly unused line fee, a specified fee for certain prepayments of the term loan, and certain administrative and fronting fees related to the Credit Agreement.

As of September 30, 2014 the Company was not in compliance with the leverage coverage ratio financial covenant contained in the Company’s Credit Agreement. Specifically the Company was required to maintain a leverage ratio, calculated by dividing average quarterly borrowings by trailing 12 month earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Credit Agreement, of 2.25:1 or less. At September 30, 2014, the Company’s leverage ratio was not in compliance with the terms of the Credit Agreement. Furthermore, the Company does not expect to be in compliance with its leverage ratio covenants throughout the balance of 2014 as EBITDA is calculated on a trailing 12-month basis. At March 31, 2014 the Company did not submit its audited annual report to its lenders within the prescribed timeframe required by the terms of the Credit Agreement. Furthermore, the auditor’s report over the Company’s financial statements for the fiscal year ended December 31, 2013 contained an explanatory paragraph referencing substantial doubt about the Company’s ability to continue as a going concern. These are both covenant violations that, absent a forbearance, permit the Company’s lenders to exercise their right to declare our debt obligations to be immediately due and payable under the terms of the Credit Agreement. As a result of not being in compliance with the terms of the Company’s senior credit facility and the expectation the Company will not be in compliance with the terms of the senior credit facility upon expiration of the forbearance and throughout the remainder of 2014 and into 2015, all borrowings (approximately $24.7 million) under the Company’s senior credit facility are classified as current maturities as of September 30, 2014.

On April 1, 2014, the Company and its Lenders have entered into a Third Amendment and Forbearance Agreement which terminated on April 30, 2014. As part of this agreement we agreed to a 2% increase in the applicable rate that we are paying on our loan agreements. The interest rate on our revolving credit facility increased to the greater of 30 day LIBOR plus 10% or 12.5%. The interest rate on our term loan will increased to the greater of 30 day LIBOR plus 13% or 17.5%.

Effective May 30, 2014, the Company entered into the Fourth Amendment and Second Forbearance to Credit Agreement (the “Forbearance Agreement”) with its Lenders which terminated on September 15, 2014. In consideration of entering into the Forbearance Agreement, the Lenders have agreed to lend the Company up to an additional $3.0 million under our term loan and defer an additional $2.0 million of amortization payments until the maturity of the loan, which were due and payable by September 30, 2014. As of September 30, 2014 the Company has borrowed an additional $2.0 million under the terms of the Forbearance Agreement and deferred a $2.0 million of amortization payments that, absent the forbearance, would have been payable by September 30, 2014. The Company also agreed to pay a forbearance fee of $242,000, a funding fee of $60,000, and a commitment fee of $60,000.

Effective September 23, 2014, the Company entered into the Fifth Amendment and Third Forbearance to Credit Agreement (the “Forbearance Agreement”) with its lenders Crystal Financial LLC and GB Merchant Partners, LLC (the “Lenders”). The Forbearance Termination Date is on the earlier of (i) December 1, 2014 or (ii) the date on which Great Lakes commits additional breaches under the Credit Agreement.

5.	Related Parties

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for these leases were $21,375 for each of the nine months ending September 30, 2014 and 2013, respectively. As of September 30, 2014, Mr. Voss controlled 4,160,247 shares of common stock of the Company, representing approximately 46.4% of the Company’s outstanding common stock.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and long-term debt including the current portion. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The carrying value of our long term debt reflects original cost and was $24.7 million and $24.2 million as of September 30, 2014 and December 31, 2013, respectively. For additional information, see Note 4 Long-Term Debt.

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

We are regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United or United Airlines). Our code share agreement allows our mutual customers to purchase connecting flights through our code share partner and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while we maintain our own branding on our planes and ticket counters and our own designator code on all our flights. In addition to our code share agreement and independent branding, we have developed electronic ticketing (e-ticket) interline agreements with American Airlines, Delta Airlines, United Airlines and U.S. Airways.

We operated under a code share agreement with Frontier Airlines (Frontier) from May, 2001 through September 30, 2014. The Company has been informed by Frontier that, as part of Frontier’s transformation to an ultra-low cost carrier, their business model and subsequent change to a new reservation platform will no longer allow for interline agreements with other carriers. As a result, effective October 1, 2014, the Company’s code share and interline e-ticketing agreements with Frontier were terminated. As a result, effective October 1, 2014, our code share and interline e-ticketing agreements with Frontier were terminated. We estimate that approximately 23% of our ticket sales are generated by the Frontier code share and interline e-ticketing sales channels. These ticket sales represented approximately 10.5% of our total revenue for the nine-month period ending September 30, 2014.

Whereas we cannot currently quantify the effect of the termination of the Frontier code share and interline e-ticketing agreements, it is our belief that the majority of the Frontier passengers will migrate to other sales channels provided by Great Lakes if they intend to use air transportation to reach their final destination. Our belief is largely predicated on the fact that we are the only scheduled airline serving these particular destinations. The alternative for these passengers would be to utilize ground transportation or to not undertake their travel.

As of November 11, 2014, we served 29 airports in nine states with a fleet of six Embraer EMB-120 Brasilias and 28 Beech 1900D regional airliners.

As of September 30, 2014 we were not in compliance with the terms contained in the Company’s senior credit facility’s Credit Agreement. As a consequence our lenders have the right to declare our debt obligations of approximately $24.7 million to be immediately due and payable under the terms of the Credit Agreement. On September 23, 2014, the Company entered into the Fifth Amendment and Third Forbearance to the Credit Agreement with its Lenders. The Forbearance Termination Date is on the earlier of (i) December 1, 2014 or (ii) the date on which Great Lakes commits additional breaches under the Credit Agreement.

The Company is currently pursuing a new financing facility. There is no assurance the Company will be able to complete a new financing facility on acceptable terms.

Essential Air Service (“EAS”) Program

In the nine months ended September 30, 2014, we derived approximately 47% of our total revenue from the EAS program which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

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

As of November 11, 2014, we served 21 EAS communities on a subsidized basis.

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

On March 18, 2014, the Company received from the FAA new operations specifications allowing the Company to hire pilots under FAR Part 135 regulatory requirements. This will allow us to restore first officer staffing levels while maintaining FAR Part 121 hiring, training and employment standards as we have always done as a Part 121 carrier. From February 2014 through October 2014 we have hired 69 new pilots. Of the 69 new hire pilots, 49 have completed training and are operating in revenue generating scheduled air service.

The Company’s pilots are represented by the Sheet Metal, Air, Rail Transportation Union (“SMART”). The Company entered into a new agreement with the pilots on September 16, 2014. This agreement will continue in full force and effect for four years and thereafter is subject to amendment, which would reopen collective bargaining.

EAS Program Activity Subsequent to January 1, 2014

Primarily as a result of the pilot shortage, the company suspended EAS service to the following cities since January 1, 2014:

Moab and Vernal, UT

Pueblo, AZ

Clovis, NM

Devils Lake and Jamestown, ND

Ft. Dodge and Mason City, IA

Ironwood, MI

Hays and Great Bend, KS

In addition to the EAS subsidized cities above, in March of 2014, the Company terminated service to Dickinson and Williston, ND which were not EAS subsidized cities. In September of 2014, we terminated service to Telluride, CO.

Financial Highlights

We had operating revenue of $44.4 million for the nine-month period ending September 30, 2014, a 51.6% decrease compared to operating revenue of $91.7 million for the nine-month period ending September 30, 2013. We realized a $25.0 million decrease in passenger revenue and public service revenue decreased $22.1 million compared to the prior year period. The $25.0 million or 51.9% period-over-period decrease in passenger revenues and the $22.1 million or 51.2% decrease in public service revenues was primarily attributable to a reduction of scheduled service as a result of a 56% reduction in the number of pilots available created by the industry-wide shortage of qualified pilots. This shortage of qualified pilots resulted in a 63.8% decrease in available seat miles and a 56.3% decrease in departures which resulted in 58.1% decrease in revenue passengers carried. The decrease in available seat miles was due to the decreased departures and to the reconfiguration of certain aircraft with fewer seats.

We had an operating loss of $6.3 million for the nine-month period ending September 30, 2014, compared to operating income of $3.6 million for the nine-month period ending September 30, 2013. The $9.8 million decrease in operating income is attributable to a $47.3 million decrease in operating revenue, partially offset by a $37.5 million decrease in operating expenses. We realized a net loss of $6.1 million for the nine-month period ending September 30, 2014, compared to net income of $0.2 million for the nine-month period ending September 30, 2013. The increase in net loss is primarily a result of a $47.3 million decrease in operating revenue partially offset by a $37.5 million decrease in operating expenses, a $0.1 million increase in interest expense and a $3.7 million increase in income tax benefit.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

The following table sets forth certain financial information regarding our results of operations for the three months ended September 30, 2014 and 2013.

Statement of Income (Loss) Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30,
	2014				2013
	Amount (in thousands)	Cents per ASM		Year over Year Revenue/Cost Increase (Decrease) Percentage	Amount (in thousands)	Cents per ASM
Operating revenues:
Passenger	$8,148	30.1	¢	(51.7)%	$16,873	19.5	¢
Public service	8,190	30.2		(43.8)	14,584	16.9
Freight, charter and other	40	0.1		(70.8)	137	0.2

Total operating revenues	16,378	60.4		(48.2)	31,594	36.6

Operating expenses:
Salaries, wages, and benefits	4,797	17.7		(40.2)	8,026	9.3
Aircraft fuel	4,455	16.4		(51.5)	9,179	10.6
Aircraft maintenance, materials and repairs	747	2.8		(83.1)	4,430	5.1
Depreciation and amortization	1,533	5.7		(4.1)	1,599	1.9
Other rentals and landing fees	668	2.5		(31.1)	970	1.1
Other operating expenses	3,290	12.1		(21.1)	4,168	4.8

Total operating expenses	15,490	57.2		(45.4)	28,372	32.9

Operating income (loss)	888	3.3		(72.4)	3,222	3.7
Interest expense, net	(1,259)	(4.6)		17.1	(1,075)	(1.2)

Income (Loss) before income taxes	(371)	(1.4	)¢	(117.3)%	2,147	2.5	¢
Income tax benefit (expense)	135	0.5		(115.3)	(880)	(0.1)

Net Income (Loss)	$(236)	(0.9	)¢	(118.6)%	$1,267	1.5	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended September 30, 2014 and 2013.

	September 30, 2014		Increase (Decrease) from 2013	September 30, 2013
Selected Operating Data:
Available seat miles (in thousands) (1)	27,101		-68.6%	86,336
Revenue passenger miles (in thousands) (2)	13,963		-61.2%	36,016
Revenue passengers carried	49,448		-61.3%	127,883
Departures flown	9,147		-49.6%	18,147
Passenger load factor (3)	51.5%		23.5%	41.7%
Average yield per revenue passenger mile (4)	58.4	¢	24.8%	46.8	¢
Revenue per available seat miles (5)	60.4	¢	65.0%	36.6	¢
Cost per available seat mile (6)	57.2	¢	73.9%	32.9	¢
Average passenger fare (7)	$164.78		24.9%	$131.94
Average passenger trip length (miles) (8)	282		0.0%	282
Average cost per gallon of fuel	$3.52		-4.9%	$3.70

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown. For comparative purposes, the change in period over period ASMs was not only affected by fewer departures in 2014 versus 2013, but as the Company was forced to transition to operating Beech 1900s in a nine seat configuration to mitigate the effect of new pilot qualification rules; operating a flight with nine seats versus 19 seats had a significant effect on period over period ASMs. The standalone effect of operating nine seat Beech 1900s versus 19 seat Beech 1900s resulted in a decrease of 16,713,900 ASMs in the three month period ended September 30, 2014.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile. For prior year comparative purposes, considering the standalone effect of operating a portion of the Beech 1900 fleet in a nine seat configuration versus a 19 seat configuration; revenue per ASM would have decreased to 37.4 cents per ASM from the 60.4 cents per ASM (as illustrated above) for the three month period ended September 30, 2014.

(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles. For prior year comparative purposes, considering the standalone effect of operating a portion of the Beech 1900 fleet in a nine seat configuration versus a 19 seat configuration; cost per ASM would have decreased to 35.4 cents per ASM from the 57.2 cents per ASM (as illustrated above) for the three month period ended September 30, 2014.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Third Quarter 2014 to Third Quarter 2013

Passenger Revenues. Passenger revenues were $8.1 million in the third quarter of 2014, a decrease of 51.7% from $16.9 million in the third quarter of 2013. The $8.8 million quarter-over-quarter decrease in passenger revenues was attributable to the curtailment of operations due to a severe shortage of available qualified pilots in combination with a reduction of scheduled service in markets that were experiencing diminishing year-over-year load factors and lower revenue passenger mile (RPM) yields.

Public Service Revenues. Public service revenues collected through the EAS Program decreased 43.8% to $8.2 million during the third quarter of 2014, as compared to $14.6 million during the third quarter of 2013. The decrease in public service revenue was mostly due to a 49.6% decrease in departures due to the industry-wide shortage of qualified pilots. At September 30, 2014 and September 30, 2013, we served 21 and 32 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues declined 70.8%, mainly due to decline of cargo revenues resulting from a decrease in markets we serve and a 49.6% decline in departures during the third quarter of 2014 compared to the third quarter of 2013.

Operating Expenses. Total operating expenses were $15.5 million, or 57.2 cents per ASM, in the third quarter of 2014, as compared to $28.4 million, or 32.9 cents per ASM in the third quarter of 2013.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $4.8 million in the third quarter of 2014, a decrease of 40.2% from $8.0 million in the third quarter of 2013. The decrease in salaries, wages, and benefits was mostly attributable to the decreased number of employees as a result of the decreased operations due to the industry-wide shortage of qualified pilots.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $4.5 million, or 16.4 cents per ASM, in the third quarter of 2014. In comparison, our aircraft fuel and into-plane expense for the third quarter of 2013 was $9.2 million, or 10.6 cents per ASM. The 51.5% decrease in our aircraft fuel expense was primarily attributable to a reduction in fuel consumption which was primarily the result of 49.6% fewer departures in the third quarter of 2014.

The average cost of fuel decreased from $3.70 per gallon in the third quarter of 2013 to $3.52 per gallon in the third quarter of 2014.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $0.7 million during the third quarter of 2014, which was an 83.1% decrease from $4.4 million during the third quarter of 2013. The decrease was primarily attributable to the reduction of component repairs and the timing of engine overhaul expenses resulting from the reduced operations. The decreases in maintenance expense are largely attributable to having more engines available to satisfy the reduced levels of service. We expect that engine repair expense will trend back to normalized levels relative to the number of departures flown.

Depreciation and amortization. Depreciation and amortization expense was $1.5 million during the third quarter of 2014 which was consistent with $1.6 million in the third quarter of 2013.

Other Rentals and Landing Fees Expense. Other rentals and landing fees decreased by $0.3 million from $1.0 million during the third quarter of 2013, to $0.7 million during the third quarter of 2014. The decrease was mainly attributable to decreased landing fees resulting from the 49.6% reduction in departures along with reduced hub rental expense.

Other Operating Expenses. Other operating expenses were $3.3 million, or 12.1 cents per ASM during the third quarter of 2014, which was a decrease from $4.2 million, or 4.8 cents per ASM during the third quarter of 2013. The decrease was mainly attributable to decreases in passenger related expense and pilot related expenses. These were partially offset by increased legal and professional fees.

Interest Expense. We incurred interest expense of $1.3 million in the third quarter of 2014, compared to $1.1 million in the third quarter of 2013. The increase was mainly attributable to increased prepaid debt fee amortization and an increased interest rate on borrowings.

Income Tax Expense. For the three months ended September 30, 2014, we recorded an income tax benefit of $0.1 million and for the three months ended September 30, 2013, we recorded an income tax expense of $0.9 million. Our estimated effective federal and state income tax rate is 36.6% for 2014.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

The following table sets forth certain financial information regarding our results of operations for the nine months ended September 30, 2014 and 2013.

Statement of Income (Loss) Data

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2014				2013
				Year over Year
		Cents		Revenue/Cost		Cents
	Amount	per		Increase (Decrease)	Amount	per
	(in thousands)	ASM		Percentage	(in thousands)	ASM
Operating revenues:
Passenger	$23,208	24.1	¢	(51.9)%	$48,249	18.1	¢
Public service	21,035	21.8		(51.2)	43,136	16.2
Freight, charter and other	124	0.1		(61.8)	325	0.1

Total operating revenues	44,367	46.0		(51.6)	91,710	34.4

Operating expenses:
Salaries, wages, and benefits	15,833	16.4		(36.8)	25,036	9.4
Aircraft fuel	12,938	13.4		(54.5)	28,407	10.7
Aircraft maintenance, materials and repairs	3,371	3.5		(71.1)	11,681	4.4
Depreciation and amortization	4,742	4.9		(1.2)	4,801	1.8
Other rentals and landing fees	3,260	3.4		(31.7)	4,770	1.8
Other operating expenses	10,497	10.9		(22.0)	13,454	5.0

Total operating expenses	50,641	52.5		(42.6)	88,149	33.1

Operating income (loss)	(6,274)	(6.5)		(276.2)	3,561	1.3
Interest expense, net	(3,376)	(3.5)		3.0	(3,278)	(1.2)

Income (Loss) before income taxes	(9,650)	(10.0	)¢	(3,509.9)%	283	0.1	¢
Income tax benefit (expense)	3,535	3.7		(2,861.7)	(128)	0.0

Net Icome (Loss)	$(6,115)	(6.3	)¢	(4,045.2)%	$155	0.1	¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the nine months ended September 30, 2014 and 2013.

	September 30, 2014		Increase (Decrease) from 2013	September 30, 2013
Selected Operating Data:
Available seat miles (in thousands) (1)	96,392		-63.8%	266,569
Revenue passenger miles (in thousands) (2)	44,070		-57.7%	104,273
Revenue passengers carried	151,176		-58.1%	360,949
Departures flown	24,560		-56.3%	56,230
Passenger load factor (3)	45.7%		16.9%	39.1%
Average yield per revenue passenger mile (4)	52.7	¢	13.8%	46.3	¢
Revenue per available seat miles (5)	46.0	¢	33.7%	34.4	¢
Cost per available seat mile (6)	52.5	¢	58.6%	33.1	¢
Average passenger fare (7)	$142.03		6.3%	$133.67
Average passenger trip length (miles) (8)	292		1.0%	289
Average cost per gallon of fuel	$3.62		-1.9%	$3.69

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown. For comparative purposes, the change in period over period ASMs was not only affected by fewer departures in 2014 versus 2013, but as the Company was forced to transition to operating Beech 1900s in a nine seat configuration to mitigate the effect of new pilot qualification rules; operating a flight with nine seats versus 19 seats had a significant effect on period over period ASMs. The standalone effect of operating nine seat Beech 1900s versus 19 seat Beech 1900s resulted in a decrease of 25,663,230 ASMs in the nine month period ended September 30, 2014.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(5)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile. For prior year comparative purposes, considering the standalone effect of operating a portion of the Beech 1900 fleet in a nine seat configuration versus a 19 seat configuration; revenue per ASM would have decreased to 36.3 cents per ASM from the 46.0 cents per ASM (as illustrated above) for the nine month period ended September 30, 2014.

(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles. For prior year comparative purposes, considering the standalone effect of operating a portion of the Beech 1900 fleet in a nine seat configuration versus a 19 seat configuration; cost per ASM would have decreased to 41.5 cents per ASM from the 52.5 cents per ASM (as illustrated above) for the nine month period ended September 30, 2014.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Nine Months 2014 to First Nine Months 2013

Passenger Revenues. Passenger revenues were $23.2 million in the first nine months of 2014, a decrease of 51.9% from $48.2 million in the first nine months of 2013. The $25.0 million period-over-period decrease in passenger revenues was attributable to the curtailment of operations due to a severe shortage of available qualified pilots in combination with a reduction of scheduled service in markets that were experiencing diminishing year-over-year load factors and lower revenue passenger mile (RPM) yields. In the first nine months of 2014, passenger revenue of $23.2 million included nonrecurring passenger revenue of $1.7 million related to nonrecurring amounts collected from another carrier. These amounts resulted from a reconciliation of the passenger revenues generated by our proration formulas with this carrier.

Public Service Revenues. Public service revenues collected through the EAS Program decreased 51.2% to $21.0 million during the first nine months of 2014, as compared to $43.1 million during the first nine months of 2013. The decrease in public service revenue was mostly due a56.3% decrease in departures due to the industry-wide shortage of qualified pilots. At September 30, 2014 and September 30, 2013, we served 20 and 32 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues declined 61.8%, mainly due to decline of cargo revenues resulting from 56.3% decline in departures during the first nine months of 2014 compared to the first nine months of 2013.

Operating Expenses. Total operating expenses were $50.6 million, or 52.5 cents per ASM, in the first nine months of 2014, as compared to $88.1 million, or 33.1 cents per ASM in the first nine months of 2013.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $15.8 million in the first nine months of 2014, a decrease of 36.8% from $25.0 million in the first nine months of 2013. The decrease in salaries, wages, and benefits was mostly attributable to the decreased number of employees as a result of the decreased operations due to the industry-wide shortage of qualified pilots.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $12.9 million, or 13.4 cents per ASM, in the first nine months of 2014. In comparison, our aircraft fuel and into-plane expense for the first nine months of 2013 was $28.4 million, or 10.7 cents per ASM. The 54.5% decrease in our aircraft fuel expense was primarily attributable to a reduction in fuel consumption which was the result of a 56.3% decrease in departures in the first nine months of 2014.

The average cost of fuel decreased from $3.69 per gallon in the first nine months of 2013 to $3.62 per gallon in the first nine months of 2014. At first nine months of 2014 rates of consumption, a one-cent increase or decrease in the price per gallon of fuel will increase or decrease our fuel expense by approximately $48,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $3.4 million during the first nine months of 2014, which was a 71.1% decrease from $11.7 million during the first nine months of 2013. The decrease was primarily attributable to the reduction of component repairs and the timing of engine overhaul expenses resulting from the reduced operations. The decreases in maintenance expense are largely attributable to having more engines available to satisfy the reduced levels of service. We expect that engine repair expense will trend back to normalized levels relative to the number of departures flown.

Depreciation and amortization. Depreciation and amortization expense was $4.7 million during the first nine months of 2014 which was consistent with $4.8 million in the first nine months of 2013.

Other Rentals and Landing Fees Expense. Other rentals and landing fees decreased by $1.5 million from $4.8 million during the first nine months of 2013 to $3.3 million during the first nine months of 2014. The decrease was mainly attributable to decreased landing fees resulting from the 56.3% reduction in departures along with reduced hub rental expense.

Other Operating Expenses. Other operating expenses were $10.5 million, or 10.9 cents per ASM during the first nine months of 2014, which was a decrease from $13.5 million, or 5.0 cents per ASM during the first nine months of 2013. The decrease was mainly attributable to decreases in pilot related expenses, passenger related expenses, deicing expenses, and insurance expense. These were partially offset by increased legal and professional fees.

Interest Expense. We incurred interest expense of $3.4 million in the first nine months of 2014, compared to $3.3 million in the first nine months of 2013. The increase was mainly attributable to increased prepaid debt fee amortization and an increased interest rate on borrowings.

Income Tax Expense. For the nine months ended September 30, 2014, we recorded an income tax benefit of $3.4 million and for the nine months ended September 30, 2013, we recorded an income tax benefit of $3.3 million. Our estimated effective federal and state income tax rate is 36.6% for 2014.

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

Liquidity, Financing and Capital Resources

As a result of not being in compliance under our senior credit facility and the uncertainty of our liquidity position for the next 12 months, all borrowings (approximately $24.7 million) under our senior credit facility will be callable by the lender upon expiration of the current forbearance agreement and are classified as current maturities as of September 30, 2014. Thus, we had negative working capital of $9.3 million and a current ratio of 0.69:1 at September 30, 2014, compared to negative working capital of $4.4 million and a current ratio of 0.86:1 at December 31, 2013.

We have historically used debt to finance the purchase of aircraft. On November 16, 2011, we entered into a financing agreement with our lenders. Terms of the financing include a four-year term loan in the amount of $24 million and a revolving loan credit facility in which we may borrow up to $10 million.

At September 30, 2014, our outstanding principal balance on the term loan was $16.2 million and we had borrowed $8.5 million under the revolving credit facility.

Pursuant to the terms of a pledge and security agreement and an aircraft security agreement, our obligations to the lenders identified in the Credit Agreement are secured by substantially all assets of the Company, including all owned aircraft.

At September 30, 2014, the Company was not in compliance with financial covenants contained in the Credit Agreement, and it is not expected that the Company will be in compliance throughout the balance of 2014. As a result of such non-compliance our lenders have the right to declare all borrowings (approximately $24.2 million) immediately due and payable.

Effective September 23, 2014, the Company entered into the Fifth Amendment and Third Forbearance to Credit Agreement (the “Forbearance Agreement”) with its lenders Crystal Financial LLC and GB Merchant Partners, LLC (the “Lenders”). The Forbearance Termination Date is on the earlier of (i) December 1, 2014 or (ii) the date on which Great Lakes commits additional breaches under the Credit Agreement.

The Company is currently pursuing a new financing facility. There is no assurance the Company will be able to complete a new financing facility on acceptable terms.

For the nine months ending September 30, 2014, we invested $0.8 million of cash in aircraft, engines, rotable parts and other equipment, mostly represented by rotable parts acquisitions.

At September 30, 2014 the Company has no aircraft lease obligations.

Sources and Uses of Cash. As of September 30, 2014, our cash balance was $3.9 million. We made principal payments on term debt of $1.5 million and had additional borrowings on term debt of $2.0 million.

Cash Provided by Operating Activities. During the nine months ended September 30, 2014, our cash used by operating activities was $1.9 million. During the nine months we generated a net loss of $6.1 million and recorded non-cash depreciation and amortization of $4.7 million and a deferred tax benefit of $3.5 million. Other sources of cash included collection of accounts receivable of $1.5 million, a reduction in inventory of $1.5 million and a combined reduction in prepaid expenses, other current assets and other assets of $0.9 million. Uses of cash included payment of accounts payable of $1.0 million and reductions in accrued interest, unearned revenue and other liabilities of $0.5 million.

Cash Flows from Investing Activities. During the first nine months of 2014, we invested $0.8 million for the purchase of replacement aircraft rotable components and other property and equipment.

Cash Flows from Financing Activities. During the first nine months of 2014, we utilized $1.5 million of cash to reduce our outstanding notes payable and long-term debt balances and borrowed an additional $2.0 million under the terms of the Forbearance Agreement. Proceeds from additional borrowings, net of finance and legal fees, amounted to $1.4 million.

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of September 30, 2014, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 25.5% of our operating expenses in the nine-month period ending September 30, 2014. At rates of consumption for the first nine months of 2014, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $48,000 annually.

Interest Rates

Our operations are capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At September 30, 2014, we had approximately $24.7 million of variable rate debt. Effective April 1, 2014, as a result of entering into a Third Amendment and Forbearance Agreement with our lenders, we agreed to a 2% increase in the applicable rate that we are paying on our loan agreements. The interest rate on our revolving credit facility will increase to the greater of 30 day LIBOR plus 10% or 12.5%. The interest rate on our term loan will increase to the greater of 30 day LIBOR plus 13% or 17.5%. Going forward, we could be subject to increased rates of interest on our debt if the 30 day LIBOR rate increases by more than 2.3 percentage points.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

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

As of September 30, 2014, the Company was not in compliance with financial covenants contained in the Credit Agreement. Furthermore, the Company does not expect to be in compliance with the leverage ratio covenant throughout the balance of 2014 and into 2015. Furthermore, the auditor’s report over the Company’s financial statements for the fiscal year ended December 31, 2013 contained an explanatory paragraph referencing substantial doubt about the Company’s ability to continue as a going concern. These are covenant violations that permit the Company’s lenders to exercise their right to declare our debt obligations to be immediately due and payable under the terms of the Credit Agreement. As a result, of not being in compliance with the terms of the Company’s senior credit facility and the expectation that the Company will not be in compliance with the terms of the senior credit facility throughout 2014, all borrowings (approximately $24.7 million) under the Company’s senior credit facility are classified as current maturities as of December 31, 2013.

On April 1, 2014, the Company and its Lenders entered into a Third Amendment and Forbearance Agreement which terminated on April 30, 2014. Under the terms of this agreement the Company’s lenders agreed to refrain from exercising their right to declare the obligations to be immediately due and payable under the terms of the Credit Agreement. On March 31, 2014, the Company also made its regularly scheduled debt payment to the lenders in the amount of $1 million. Effective May 30, 2014, the Company entered into the Fourth Amendment and Second Forbearance Agreement to the Credit Agreement with its Lenders in which the Lenders agreed to temporarily forbear from exercising certain rights and remedies under the Credit Agreement. The Forbearance Termination Date was on the earlier of (i) September 15, 2014 or (ii) the date on which Great Lakes committed additional breaches under the Credit Agreement. In consideration of entering into the Fourth Amendment and Second Forbearance Agreement, the Lenders agreed to lend the Company up to an additional $3.0 million under the term loan and to defer until the maturity of the loan an additional $2.0 million of amortization payments which were due and payable by September 30, 2014. As of September 30, 2014 the Company has borrowed an additional $2.0 million under the terms of the Fourth Amendment and Second Forbearance Agreement and deferred the $2.0 million of amortization payments that were payable by September 30, 2014. In addition the Company agreed to pay the Lenders a forbearance fee of $242,000, a funding fee of $60,000, and a commitment fee of $60,000, and it also agreed to hire three firms to market the Company’s excess aircraft and inventory and to hire a financial advisor to advise the Company on raising capital through additional equity financings, debt financings, or other liquidity events. Effective September 23, 2014, the Company entered into the Fifth Amendment and Third Forbearance to Credit Agreement with its Lenders, pursuant to which the Lenders have agreed to temporarily forbear from exercising certain rights and remedies under the Credit Agreement. The Forbearance Termination Date is the earlier of (i) December 1, 2014 or (ii) the date on which Great Lakes commits additional breaches under the Credit Agreement.

The Company is currently pursuing a new financing facility. There is no assurance the Company will be able to complete a new financing facility on acceptable terms.

Until the Company is able to re-staff with enough qualified pilots to restore service to suspended or terminated markets, or until the Company is able to successfully close on the refinancing of our existing debt obligations, it is expected that the Company will not have sufficient liquidity to service its existing debt obligations for the next 12 month period.

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

As of September 30, 2014 the Company was not in compliance with the leverage coverage ratio financial covenant contained in the Company’s senior credit facility’s Credit Agreement. Specifically the Company was required to maintain a leverage ratio, calculated by dividing average quarterly borrowings by trailing 12 month earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the Credit Agreement, of 2.25:1 or less. At September 30, 2014, the Company was not in compliance with the terms of the Credit Agreement. Furthermore, the Company does not expect to be in compliance with its leverage ratio covenants throughout the balance of 2014 as EBITDA is calculated on a trailing 12-month basis. Furthermore, the auditor’s report over the Company’s financial statements for the fiscal year ended December 31, 2013 contained an explanatory paragraph referencing substantial doubt about the Company’s ability to continue as a going concern. These are both covenant violations that permit the Company’s lenders to exercise their right to declare our debt obligations to be immediately due and payable under the terms of the Credit Agreement. As a result of not being in compliance with the terms of the Company’s senior credit facility and the expectation the company will not be in compliance with the terms of the senior credit facility throughout 2014, all borrowings (approximately $24.7 million) under the Company’s senior credit facility are classified as current maturities as of September 30, 2014.

Effective September 23, 2014, the Company entered into the Fifth Amendment and Third Forbearance to Credit Agreement with its Lenders, pursuant to which the Lenders have agreed to temporarily forbear from exercising certain rights and remedies under the Credit Agreement. The Forbearance Termination Date is on the earlier of (i) December 1, 2014 or (ii) the date on which Great Lakes commits additional breaches under the Credit Agreement.

Item 6.	EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: November 14, 2014	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Third Amendment and Forbearance to Credit Agreement dated April 1, 2014 between and among Great Lakes Aviation, Ltd., Crystal Financial LLC, and GB Credit Partners, LLC (incorporated by reference to Current Report on Form 8-K filed on April 3, 2014)

10.2	Fourth Amendment and Second Forbearance to Credit Agreement dated May 30, 2014 between and among Great Lakes Aviation, Ltd., Crystal Financial LLC, and GB Credit Partners, LLC (incorporated by reference to Current Report on Form 8-K filed on June 4, 2014)

10.3	Fifth Amendment and Third Forbearance to Credit Agreement dated September 23, 2014 between and among Great Lakes Aviation, Ltd., Crystal Financial LLC, and GB Credit Partners, LLC (incorporated by reference to Current Report on Form 8-K filed on September 29, 2014)

10.4	First Amendment to Fifth Amendment and Third Forbearance to Credit Agreement dated November 5, 2014 between and among Great Lakes Aviation, Ltd., Crystal Financial LLC, and GB Credit Partners, LLC (incorporated by reference to Current Report on Form 8-K filed on November 5, 2014)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.