Form 10-K
period 2014-12-31
GREAT LAKES AVIATION LTD
filed 2015-03-30
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of registrant’s most recently completed second fiscal quarter was approximately $4,200,000.

As of March 20, 2015 there were 8,974,990 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREAT LAKES AVIATION, LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

Factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	our ability to hire and retain sufficient pilots to service existing routes and expand into other profitable routes;

2)	our ability to comply with our current debt obligations and covenants;

3)	the continuation of Essential Air Service and our ability to capitalize on it;

4)	the level of regulatory and environmental costs;

5)	airline industry and broader economic conditions;

6)	the continued connection capacity at our hubs and activities of our code share partners;

7)	our ability to monetize our net operating loss carry forwards;

8)	the incidence of domestic or international terrorism and military actions;

9)	competition from other airlines and ground transportation companies;

10)	the volatility of fuel costs;

11)	the incidence of labor disruptions or strikes;

12)	our ability to retain key personnel;

13)	the incidence of aircraft accidents;

14)	the incidence of technological failures or attacks;

15)	maintenance costs related to aging aircraft;

16)	the limited market for our securities;

17)	the volatility of the market price of our common stock;

18)	our concentration of stock ownership and control of the company by our Chairman and President;

19)	our ability to timely remediate any deficiencies in our internal controls;

20)	no expectation of dividend;

21)	anti-takeover provisions and other restrictions in our credit agreements.

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

We are a regional airline operating as an independent carrier and as a code share partner with United Air Lines. Our code share agreement allows our mutual customers to purchase connecting flights through our code share partner and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while the Company maintains its own branding on our planes and ticket counters and our own designator code on all our flights. In addition to our code share agreement and independent branding, the Company has developed electronic ticketing (e-ticket) interline agreements with American Airlines, Delta Airlines, United Airlines and U.S. Airways.

We operated under a code share agreement with Frontier Airlines (Frontier) from May, 2001 through September 30, 2014. Effective October 1, 2014, our code share and interline e-ticketing agreements with Frontier were terminated due to Frontier’s migration to an ultra-low cost carrier which no longer provides for interline agreements.

As of March 20, 2015, we served 28 airports in 9 states with a fleet of six Embraer EMB-120 Brasilias and 28 Beechcraft 1900D regional airliners.

Essential Air Service (“EAS”) Program

We derived approximately 51% of our total revenue from the EAS program in the year ended December 31, 2014, which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

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

An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before the airline may discontinue, suspend, or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. EAS rates are normally set for two-year periods for each city. Significant fluctuations in passenger traffic, fares and associated revenues, as well as fluctuations in fuel and other costs, may cause EAS routes to become unprofitable during these two-year terms. Near the end of the two year term for EAS service to a particular city, the DOT will request service proposals from the Company and competitive proposals from other airlines. Proposals, when requested, are evaluated on, among other things, the level of service provided, the amount of subsidy requested, the fitness of the applicant, and comments from the communities served.

As of March 20, 2015, we served 19 EAS communities on a subsidized basis.

EAS Program and Market Activity

Primarily as a result of the pilot shortage, the company suspended EAS service to the following cities since January 1, 2014:

Moab and Vernal, UT

Pueblo, AZ

Clovis and Silver City, NM

Devils Lake and Jamestown, ND

Ft. Dodge and Mason City, IA

Ironwood, MI

Hays and Great Bend, KS

Visalia, CA

In addition to the EAS subsidized cities above, in March of 2014, the Company discontinued service to Dickinson and Williston, ND which were not EAS subsidized cities. In September of 2014, we discontinued service to Telluride, CO.

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

On March 18, 2014, the Company received from the FAA new operations specifications allowing the Company to hire pilots under FAR Part 135 regulatory requirements. This will allow us to restore first officer staffing levels while maintaining FAR Part 121 hiring, training and employment standards as we have always done as a Part 121 carrier. From February 2014 through December 2014 we have hired 84 new pilots. Of the 84 new hire pilots, 55 have completed training and are operating in revenue generating scheduled air service.

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

Frontier Airlines. We operated under a code share agreement with Frontier Airlines (Frontier) from May, 2001 through September 30, 2014. Effective October 1, 2014, our code share and interline e-ticketing agreements with Frontier were terminated due to Frontier’s migration to an ultra-low cost carrier which no longer provides for interline agreements.

During 2014, we estimate that approximately 38% of Great Lakes’ passenger traffic utilized the United code share product line and approximately 19% of Great Lakes’ passenger traffic utilized the Frontier code share product line.

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

Marketing

Our services are marketed primarily by means of our website, code-share partners’ website, the Delta.com website, global distributions systems (travel agencies and travel agent websites) and our reservation system’s call center. Our promotional programs emphasize our close affiliation with our code share and interline e-ticket partners and, in particular, the opportunity for our passengers to participate in certain related customer service benefits, such as frequent flyer programs.

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

Seasonality

Seasonal factors, related to weather conditions and changes in passenger demand, generally affect our monthly passenger enplanements. We have historically shown a higher level of passenger enplanements in the May through October period as compared with the November through April period for many of the cities served. These seasonal factors have generally resulted in reduced revenues, lower operating income, and reduced cash flow for us during the November through April period. As a result of such factors, our revenues and earnings have shown a corresponding increase during the May through October period. EAS revenues are generated under subsidy per departure rates established by the DOT and we realize revenue as departures are performed. Inherently, most of our EAS revenues (other than winter weather related cancellations) are not affected by seasonality, but certain EAS markets do receive summer season increased departures which are eligible for subsidy revenue.

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

Aircraft

As of March 20, 2015, our fleet consisted of 28 Beechcraft Model 1900D 19-passenger aircraft and six Embraer Brasilia Model 120 30-passenger aircraft.

Beechcraft 1900D Aircraft. The 19 passenger Beechcraft 1900D aircraft are pressurized and weather radar equipped, and offer a 310-mile per hour cruising speed. We currently operate the majority of our Beechcraft 1900D aircraft in a nine seat configuration.

Embraer Brasilia Aircraft. The 30-passenger Embraer Brasilia aircraft are pressurized, weather radar equipped, configured with lavatories, staffed with a flight attendant, and offer a 330-mile per hour cruising speed.

A summary of our operating aircraft as of December 31, 2014, 2013 and 2012 is as follows:

	2014		2013		2012
	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia	Beechcraft 1900D	Embraer Brasilia
Owned	28	6	28	6	28	6
Operating leases	0	0	0	0	0	0

	28	6	28	6	28	6

As of March 20, 2015, the average age of our aircraft was approximately 20 years.

Maintenance

We utilize Federal Aviation Administration (“FAA”) approved FAR part 121 maintenance programs developed by Great Lakes for periodic inspection and maintenance of our aircraft. We have operated and maintained Beechcraft 1900 aircraft since August of 1987 and we have operated and maintained Embraer Brasilia EMB 120 aircraft since June of 1994. We perform inspection and maintenance of our aircraft at our maintenance bases in Cheyenne, WY, Farmington, NM and Denver, CO. Select components such as engine gas generators, power sections and avionics repairs and/or overhauls may be contracted with third parties certified to perform such maintenance. Parts inventories are maintained at these locations to promote the mechanical dispatch reliability of the fleet. We also keep an inventory of spare engines and propellers for our fleet to allow for minimal downtime during major overhauls.

Since 1979, we have operated a FAA certified repair station (CRS), under FAA Federal Aviation Regulation FAR Part 145. We currently utilize the repair station, located in Cheyenne, WY, to perform overhaul and repair of selected aircraft components for our fleet of Beechcraft 1900D and Embraer Brasilia EMB-120 aircraft.

Fuel

We expect to continue to be able to obtain fuel in quantities sufficient to meet our future requirements. We contract, both through intermediaries and directly with refiners, for the purchase of a significant portion of our aircraft fuel requirements. However, standard industry contracts generally do not provide protection against fuel price increases and do not ensure availability of supply. Accordingly, an increase in the cost of fuel, if not accompanied by an equivalent increase in passenger revenues or subsidies, could have a material adverse impact on our future operating results. During 2014, our average price of fuel, including taxes and into plane service fees, was $3.44 per gallon, as compared to $3.67 in 2013 and $3.76 in 2012. Based on rates of consumption for 2014, a one cent increase or decrease in the price per gallon of fuel would increase or decrease our fuel expense by approximately $48,000 annually.

Liquidity, Financing and Capital Resources

We have historically used debt to finance the purchase of our aircraft.

On December 22, 2014, we entered into the Loan Agreement (the “Loan Agreement”) with Callidus Capital Corporation (the “Lender”). The Lender agreed to make available to the Company: (i) a $25,000,000 single advance term loan facility, (ii) a revolving loan facility with availability of up to $6,000,000 and (iii) a second revolving loan facility with availability of up to $3,000,000. The $25,000,000 term loan was disbursed at closing, and substantially all of its proceeds were used to pay all outstanding borrowings, fees and expenses under the Credit Agreement dated November 6, 2011 as amended between the Company and Crystal Financial LLC and other lenders (the “Refinanced Credit Agreement”). The revolving loan facilities may be used for our working capital needs.

In connection with the Loan Agreement described above, we repaid obligations totaling $24.9 million, which constituted all outstanding borrowings, fees and expenses under the Refinanced Credit Agreement. In connection with the repayment, GB Merchant Partners, LLC and Crystal Capital LLC under the Refinanced Credit Agreement terminated their security agreements and released all of their security interests in the Company’s aircraft and other assets.

The term loan and revolving credit facilities mature on December 22, 2017 at which time any outstanding balances will be due and payable. At that time in order to pay the principal amount the Company would need to raise cash by obtaining new debt financing, raising additional equity financing or selling owned aircraft or a combination thereof. We are not required to make any principal payments under the Loan Agreement until December 22, 2017, absent an event of default.

We have experienced a shortage of qualified pilots which has caused us to curtail operations and reduce capacity. The pilot shortage and its effect on operations are expected to continue until we can hire and train enough pilots to reestablish operations in those markets in which we were forced to suspend service or expand into new markets. The curtailment of operations has had a negative impact on revenue, operating income and operating cash flows which is expected to continue. While we are re-staffing a sufficient number of qualified pilots to restore service to suspended or expand into new markets, we expect that absent unusual circumstances, that a combination of cash generated from operations in conjunction with new working capital lines of credit and potential aircraft sales, will generate sufficient liquidity to service our obligations.

As of December 31, 2014 the Company has no aircraft lease obligations.

For additional information regarding the EAS Program and Liquidity, Financing and Capital Resources see Item 1A “Risk Factors” and Notes 1 and 5 to the Company’s financial statements included in this Annual Report on Form 10-K.

Employees

At March 20, 2014 we employed 442 full-time employees and 215 part-time employees, of the 442 full-time employees, 95 were pilots. At March 20, 2015 we employed 374 full-time employees and 174 part-time employees, of the 374 full-time employees, 86 were pilots.

Our pilots are represented by the Sheet Metal, Air, Rail Transportation Union (“SMART”). We entered into a new agreement with the pilots on September 16, 2014. This agreement will continue in full force and effect for four years and thereafter is subject to amendment, which would reopen collective bargaining.

Our flight attendants are represented by the United Transportation Union (“UTU”). We entered into a new agreement with the flight attendants on May 17, 2011. This agreement will become amendable on May 17, 2015.

Our mechanics and maintenance clerks are represented by the International Association of Machinists and Aerospace Workers (“IAM”). The collective bargaining agreements between the Company and the clerks and mechanics represented by IAM, District 143, became amendable in 2002 and 2005, respectively. We are currently engaged in contract mediation under the auspices of the National Mediation Board.

In 2003, the Company’s dispatchers voted to be represented by the International Brotherhood of Teamsters. Negotiations with the dispatchers are not active at the present time.

Executive Officers of the Registrant

The following table provides information with respect to the Company’s executive officers as of March 20, 2015.

Name	Age	Title
Douglas G. Voss	60	Chairman of the Board of Directors and President
Charles R. Howell IV	57	Chief Executive Officer
Michael O. Matthews	58	Vice President and Chief Financial Officer
Michael L. Tuinstra	61	Treasurer

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

As a result of the September 11, 2001 terrorist attacks, aviation insurers have significantly increased premiums for all aviation coverage. We believe our insurance is adequate as to amounts and risks covered. There can be no assurance, however, that the limits of our insurance will be sufficient to cover any catastrophic loss, or that we will be able to renew insurance at commercially reasonable rates.

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

Our senior credit facility Callidus Capital Corporation requires us to maintain certain financial ratios, maintain sufficient collateral values and comply with various operational and other covenants.

Our failure to comply with the covenants contained in the credit agreement, including as a result of events beyond our control, could result in an event of default. If there were an event of default under our senior credit facility that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our collateral values supporting our borrowings or cash flow will be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on those debt instruments. This would have a material adverse impact on our liquidity, financial position and results of operations.

We depend on Essential Air Service revenue to justify a substantial portion of our capacity.

We receive Essential Air Service (“EAS”) revenue as compensation for essential air service provided by us to smaller communities. We received $30.0 million of EAS revenue for the twelve month period ending December 31, 2014, representing approximately 51% of our total operating revenue, compared to $55.4 million of EAS revenue, or approximately 47% of our total operating revenue, for the twelve month period ending December 31, 2013. The total amount of EAS revenue ultimately received by us over an extended period is determined by, among other things, overall funding levels of the EAS program by the U.S. Congress (which could be reduced), competitive bids by other carriers (which could cause us to lose EAS revenue to competitors), and our ability to optimize our schedules. EAS revenue awards generally have a term of two years. The U.S. Department of Transportation, which administers the EAS program, has the right to cancel EAS revenue awards if it deems that the communities served by such arrangements are no longer eligible.

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

Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. The Federal Aviation Administration (“FAA”) from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that may necessitate significant expenditures. Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations and/or reduce our revenue. The Aviation and Transportation Security Act, which became law in November 2001, mandated the federalization of certain airport security procedures and imposed additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers.

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

Our business depends on, and is sensitive to, events affecting the airline industry capacity at our connecting hubs. The operations of other airlines with substantial business at those hubs, therefore, impact our business. Our code share partner, United Airlines, operates a large percentage of the flights at Denver International Airport, our largest hub. Changes in their business plans or models, employee strikes or job actions, or significant curtailment of services could have an adverse effect on our financial results.

Our code share agreements with United Airlines does not have a fixed termination date, but are cancellable by either party upon sufficient notice. We estimate that approximately 38% of our connecting passenger traffic utilizes the United Airline code share product line. While we are the only carrier serving the majority of the non-hub destinations we serve, we can make no assurances that absent a code share agreement with United Airlines, that passengers wishing to travel to these destinations would either: (i) purchase travel through our interline e-ticketing agreements established with American Airlines, Delta Airlines, United Airlines and U.S. Airways, and or (ii) purchase their travel directly through our own sales channels. Therefore, if the United Airlines code share agreement is terminated, we cannot predict the effect this would have on our future total operating revenue.

An “ownership change” under IRS Section 382 could reduce, eliminate, or defer the utilization of our net operating loss carryforwards.

At December 31, 2014, we had estimated net operating loss carryforwards (“NOLs”) of $27.1 million for federal income tax purposes that expire beginning in 2021 and continuing through 2034. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change”. Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period.

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

Our pilots, flight attendants, mechanics and maintenance clerks, and dispatchers are represented by unions. Collectively, these employees represented approximately 38.5% of our workforce as of December 31, 2014. We entered into a new agreement with the pilots on September 16, 2014. This agreement will continue in full force and effect for four years and thereafter is subject to amendment, which would reopen collective bargaining. We entered into a new four year agreement with our flight attendants effective May 17, 2011 which will become amendable on May 17, 2015. Our collective bargaining agreement with our mechanics became amendable in 2005.

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

As of March 20, 2015, we operated a fleet of 28 Beechcraft Model 1900D 19-passenger aircraft and 6 Embraer Brasilia Model 120 30-passenger aircraft, neither of which of which are currently in production. These aircraft types continue to receive factory parts, manufacturing and engineering support. We may experience increased maintenance costs as our fleet ages.

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

Provisions in our credit agreement restrict us from merging with or acquiring another entity.

Our credit agreement also restricts us from participating in any merger or acquisition activity that would be adverse to our current lenders or transfer ownership of property to another entity without their prior consent. This provision could discourage others from bidding for our common stock and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Aircraft

We currently operate a total of 34 aircraft consisting of 28 19-passenger Beechcraft 1900D aircraft, most of which are currently operating in a nine seat configuration, and six 30-passenger Embraer Brasilia aircraft. The average age of our fleet is approximately 20 years. All 34 of our aircraft are owned and pledged as security for our loan agreements with Callidus Capital Corporation.

Ground Facilities

We lease approximately 94,000 square feet of space for maintenance, operations, and administration in Cheyenne, Wyoming.

On September 1, 2008 we entered into a lease for an approximate 120,000 square foot hangar and aircraft maintenance facility in Farmington, NM. We also lease aircraft maintenance facilities in Denver, CO.

As of March 20, 2015 we leased gate, terminal and ramp facilities at 28 airports where ticketing and passenger loading and unloading are handled by Great Lakes personnel.

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

Stock Quotations	High	Low

2014:
First quarter	$1.23	$1.01
Second quarter	0.90	0.43
Third quarter	0.84	0.43
Fourth quarter	0.55	0.34

2013:
First quarter	$2.15	$1.40
Second quarter	1.75	1.21
Third quarter	1.50	0.96
Fourth quarter	1.23	0.84

As of March 20, 2015, we had approximately 285 record holders of our Common Stock.

The transfer agent for our Common Stock is Wells Fargo Shareowner Services, 1110 Centre Pointe Curve Suite 101, Mendota Heights, MN 55120, telephone: (855) 217-6361.

We have not paid any dividends on our Common Stock since our initial public offering in January 1994. We expect that, for the foreseeable future, we will follow a policy of retaining earnings in order to finance the continued development of our business. Payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, upon the earnings, capital requirements, operating and financial condition of Great Lakes, and any applicable restrictive debt and lease covenants. In addition, the provisions of our December 22, 2014 financing agreement with Callidus Capital Corporation, restrict us from paying dividends without their prior consent.

There were no sales of unregistered securities of the Company during the fiscal year ended December 31, 2014.

There are no securities authorized for issuance under equity compensation plans as of December 31, 2014.

Item 6.	SELECTED FINANCIAL AND OPERATING DATA

The following statement of operations and balance sheet data as of, and for each of the years in the five-year period ended December 31, 2014 have been derived from our audited financial statements. The financial statements as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014, and the audit report thereon, are included elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share and selected operating data)
Statement of Operations Data:
Passenger revenues	$29,037	$61,421	$79,008	$70,989	$63,066
Public service revenues	29,957	55,448	58,347	52,406	60,398
Freight, charter, and other	161	327	424	970	1,937

Total operating revenues	59,155	117,196	137,779	124,365	125,401

Operating expenses:
Salaries, wages and benefits	20,458	32,345	34,176	32,118	32,847
Aircraft fuel	16,435	35,667	41,871	38,955	31,374
Aircraft maintenance, material, and repairs	4,701	14,790	16,649	13,368	16,066
Depreciation and amortization	6,265	6,400	5,830	5,236	5,300
Aircraft rental	—	—	1,418	1,907	2,294
Other rentals and landing fees	4,402	6,438	7,136	6,046	5,717
Other operating expense	12,750	17,791	21,286	20,411	21,160

Total operating expenses	65,011	113,431	128,366	118,041	114,758

Operating income	(5,856)	3,765	9,413	6,324	10,643

Interest expense, net	(4,555)	(4,318)	(5,008)	(2,618)	(1,910)
Gain (Loss) on extinguishment of debt and deferred leases	(996)	—	—	13,697	—

Income (loss) before income taxes	(11,407)	(553)	4,405	17,403	8,733
Income tax benefit (expense)	4,036	110	(1,503)	(6,715)	(3,680)

Net income (loss)	$(7,371)	$(443)	$2,902	$10,688	$5,053

Net income (loss) per share:
Basic	$(0.82)	$(0.05)	$0.33	$0.78	$0.35
Diluted	(0.82)	(0.05)	0.32	0.78	0.35

Average number of common shares outstanding:
Basic	8,975	8,975	8,923	13,630	14,292
Diluted	8,975	8,975	9,060	13,740	14,446

	December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share and selected operating data)
Balance Sheet Data:
Working capital (1)	$12,843	$(4,387)	$14,891	$15,110	$(18,778)
Total assets	64,262	77,878	84,372	83,778	84,350
Long-term debt (including current installments) and long-term debt classified as current	25,000	24,173	26,173	29,473	43,988
Stockholders’ equity	31,247	39,061	36,137	28,941	23,887

Common Stock Issued and Outstanding (2)	8,975	8,975	8,920	14,292	14,292

(1)	At December 31, 2013 all debt obligations were classified as current as the Company is not in compliance with financial covenants in its credit agreement. See “Liquidity, Financing and Capital Resources”.

(2)	On November 16, 2011, Raytheon Aircraft Credit Corporation returned 5,371,980 shares of common stock to the Company. These shares were retired, resulting in our issued and outstanding shares of common stock decreasing from 14,291,970 shares to 8,919,990 shares.

	Year Ended December 31,
	2014		2013		2012		2011		2010
Selected Operating Data (unaudited):
Available seat miles (in thousands) (1)	118,996		334,426		397,160		370,376		388,162
Revenue passenger miles (in thousands) (2)	54,293		133,933		169,929		162,893		149,131
Revenue passengers carried	190,248		466,490		540,062		519,601		499,439
Departures flown	32,810		70,540		79,699		74,888		82,802
Passenger load factor (3)	45.6%		40.0%		42.8%		44.0%		38.4%
Average yield per revenue passenger mile (4)	53.5	¢	45.9	¢	46.5	¢	43.6	¢	42.3	¢
Revenue per available seat mile (5)	49.7	¢	35.0	¢	34.7	¢	33.6	¢	32.3	¢
Operating cost per available seat mile (6)	54.6	¢	33.9	¢	32.3	¢	31.9	¢	29.6	¢
Average passenger fare (7)	$143.50		$131.67		$146.29		$136.62		$126.27
Average passenger trip length (miles) (8)	285		287		315		313		299
Aircraft in service (end of period)	34		34		34		34		38
Destinations served (end of period)	29		44		47		44		58

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown. For comparative purposes, the change in period over period ASMs was not only affected by fewer departures in 2014 versus 2013, but as the Company was forced to transition to operating Beech 1900s in a nine seat configuration to mitigate the effect of new pilot qualification rules; operating a flight with nine seats versus 19 seats had a significant effect on period over period ASMs. The standalone effect of operating nine seat Beech 1900s versus 19 seat Beech 1900s resulted in a decrease of 47,637,190 ASMs in the twelve month period ended December 31, 2014.
(2)	“Revenue passenger miles” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seat miles flown by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles. For prior year comparative purposes, considering the standalone effect of operating a portion of the Beech 1900 fleet in a nine seat configuration versus a 19 seat configuration; cost per ASM would have decreased to 39.0 cents per ASM from the 54.6 cents per ASM (as illustrated above) for the year ended December 31, 2014.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Great Lakes began providing air charter service in 1979, and has provided scheduled passenger service since 1981. We provide scheduled air service to our hubs under the Great Lakes brand. Connecting code share and interline e-ticket products are available to United Airlines at selected hubs. American Airlines, Delta Airlines, United Airlines and U.S. Airways interline e-ticket products are available at all of the hubs which we serve. Effective March 20, 2015, we will provide passenger service to 28 airports in 9 states.

Financial Highlights

We had operating revenue of $59.1 million for the year ending December 31, 2014, a 49.5% decrease compared to operating revenue of $117.2 million for the year ending December 31, 2013. We realized a $32.4 million decrease in passenger revenue and a $25.5 million decrease in public service revenue. The $57.9 million or 49.6% period-over-period decrease in operating revenues was primarily attributable to a reduction of scheduled service as a result of a 53.5% reduction in the number of departures for the year ending December 31, 2014 compared to the year ending December 31, 2013. This reduction in the number of departures is directly related to a nationwide shortage of qualified pilots.

We had an operating loss of $5.9 million for the year ending December 31, 2014, compared to operating income of $3.8 million for the year ending December 31, 2013. The $9.6 million decrease in operating income is attributable to a $58.0 million decrease in operating revenue offset by a $48.4 million decrease in operating expenses.

We had a net loss of $7.4 million for the year ending December 31, 2014, compared to a net loss of $0.4 million for the year ending December 31, 2013. This $7.0 million increase in net loss is primarily a result of a decrease in operating revenue of $58.0 million offset by a decrease of operating expenses of $48.4 million, a decrease of income tax expense of $3.9 million, loss on extinguishment of debt of $1.0 million and interest expense increase of $0.2 million.

On December 22, 2014, we entered into a new loan agreement with Callidus Capital Corporation (Callidus). The loan agreement consists of: (i) a $25,000,000 single advance term loan facility, (ii) a revolving loan facility with availability of up to $6,000,000 and (iii) a second revolving loan facility with availability of up to $3,000,000. The $25,000,000 term loan was disbursed at closing, and substantially all of its proceeds were used to pay all outstanding borrowings, fees and expenses under our prior credit agreement dated November 6, 2011 with Crystal Financial LLC and GB Merchant Partners. The Callidus revolving loan facilities may be used for the Company’s working capital needs.

Results of Operations

(dollars in thousands)

	For the Years Ended December 31,
	2014				2013				2012
	Amount	Cents per ASM		% Increase (decrease) from 2013	Amount	Cents per ASM		% Increase (decrease) from 2012	Amount	Cents per ASM
Operating revenues:
Passenger	$29,037			(52.7)%	$61,421			(22.3)%	$79,008
Public service	29,957			(46.0)	55,448			(5.0)	58,347
Other	161			(50.8)	327			(22.9)	424

Total operating revenues	59,155			(49.5)%	117,196			(14.9)%	137,779

Salaries, wages, and benefits	20,458	17.2	¢	(36.8)%	32,345	9.7	¢	(5.4)%	34,176	8.6	¢
Aircraft fuel	16,435	13.8		(53.9)	35,667	10.7		(14.8)	41,871	10.5
Aircraft maintenance materials and component repairs	4,701	4.0		(68.2)	14,790	4.4		(11.2)	16,649	4.2
Depreciation and amortization	6,265	5.3		(2.1)	6,400	1.9		9.8	5,830	1.5
Aircraft rental	—	0.0		—	—	0.0		(100.0)	1,418	0.4
Other rentals and landing fees	4,402	3.7		(31.6)	6,438	1.9		(9.8)	7,136	1.8
Other operating expense	12,750	10.7		(28.3)	17,791	5.3		(16.4)	21,286	5.4

Total operating expenses	65,011	54.6	¢	(42.7)%	113,431	33.9	¢	(11.6)%	128,366	32.3	¢

Operating income (loss)	$(5,856)				$3,765				$9,413

	2014		Increase/ (decrease) from 2013	2013		Increase/ (decrease) from 2012	2012
Available seat miles (thousands)	118,996		(64.4)%	334,426		(15.8)%	397,160
Revenue passenger miles (thousands)	54,293		(59.5)%	133,933		(21.2)%	169,929
Passenger load factor	45.6%		14.0%	40.0%		(6.5)%	42.8%
Average yield per revenue passenger mile	53.5	¢	16.6%	45.9	¢	(1.3)%	46.5	¢
Revenue per available seat mile	49.7	¢	42.0%	35.0	¢	0.9%	34.7	¢
Cost per available seat mile	54.6	¢	61.1%	33.9	¢	5.0%	32.3	¢

Comparison of 2014 to 2013

Passenger Revenues. Passenger revenues decreased 52.7% for the year ended 2014 compared to the year ended 2013. The decrease in passenger revenues was largely due to a 59.5% decrease in revenue passenger miles which was partially offset by a 16.6% increase in average yield per revenue passenger mile. The $32.4 million year-over year decrease in passenger revenues was attributable to the curtailment of operations due to a severe shortage of available qualified pilots.

Public Service Revenues. Public service revenues earned through the Essential Air Service program decreased 46.0% to $30.0 million in 2014, as compared to $55.4 million in 2013. The decrease in public service revenue is primarily attributable to our reduction of communities served as result of the curtailment of operations due to a severe shortage of available qualified pilots. These factors contributed to a net decrease of $25.5 million of public service revenue in 2014 as compared to 2013.

Other Revenues. Other revenues decreased 50.8% to $0.2 million in 2014. This decrease was mainly due to a $0.1 million decrease in cargo revenues.

Operating Expenses. Total operating expenses decreased 42.7%, or $48.4 million from the previous year. The rate of expense reduction lagged the revenue drop-off as the Company adjusted its operating expenditures to match the new level of operations. The Company was forced to transition to operating Beech 1900s in a nine seat configuration to mitigate the effect of new pilot qualification rules; operating a flight with nine seats versus 19 seats had a significant effect on period over period ASMs. The standalone effect of operating nine seat Beech 1900s versus 19 seat Beech 1900s resulted in a decrease of 47,637,190 ASMs in the twelve month period ended December 31, 2014. For prior year comparative purposes, considering the standalone effect of operating a portion of the Beech 1900 fleet in a nine seat configuration versus a 19 seat configuration; cost per ASM would have decreased to 39.0 cents per ASM from the 54.6 cents per ASM (as illustrated above) for the year ended December 31, 2014.

Salaries, wages, and benefits decreased 36.8% to $20.4 million or 17.2 cents per ASM compared to $32.3 million or 9.7 cents per ASM in 2013, which was primarily attributable to decrease in employees needed to support the decrease in operations served, along with decreases in health insurance claims and other employee benefits in 2014 compared to 2013.

Aircraft fuel expense, in 2014, was $16.4 million, or 13.8 cents per ASM, a decrease of $19.2 million compared to 2013. In 2013, aircraft fuel expense was $35.7 million, or 10.7 cents per ASM. The average cost of fuel decreased from $3.67 per gallon in 2013 to $3.44 per gallon in 2014. The effect of the $0.23 decrease in cost per gallon, along with a decrease in consumption, was a decrease in total cost of approximately $19.2 million in 2014. We estimate that of the $19.2 million decrease in year-over-year fuel cost that $1.1 million is attributable to fuel price decreases and $18.1 million is attributable to the reduction in operations. At 2014 rates of consumption, a one-cent increase or decrease in the price per gallon of fuel will increase or decrease our fuel expense by approximately $48,000 annually.

Aircraft maintenance, materials and component repair expense was $4.7 million in 2014, a decrease of $10.1 million from 2013. In comparison, our aircraft maintenance, materials, and repairs expense for 2013 was $14.8 million. The 68.2% decrease in 2014 aircraft maintenance expense was primarily attributable to an 53.5% decrease in the number of departures and an 52.2% decrease in aircraft block hour time. Aircraft maintenance, materials and component expense does not include internal salaries, wages and benefit expenses incurred as a result of employees performing aircraft maintenance.

Depreciation and amortization expense was $6.3 million in 2014 and $6.4 million in 2013. The decrease in depreciation is primarily due to equipment becoming fully depreciated.

We had no passenger aircraft rental expense during 2014 and 2013. In December 2012, we purchased aircraft that we were previously leasing. We currently own all of our passenger service aircraft.

Other rentals and landing fees decreased 31.6% to $4.4 million in 2014 from $6.4 million in 2013. The decrease is primarily attributable to our reduction of communities served along with other market service reductions.

Other operating expenses decreased 28.3% in 2014 to $12.7 million from $17.8 million in 2013. The $5.1 million decrease in other operating expenses was primarily attributable to the curtailment of operations due to a severe shortage of available qualified pilots, offset by increases for legal and professional fees of $0.6 million.

Interest Expense. Interest expense was $4.6 million during 2014, an increase of 5.5% from $4.3 million in 2013 as a result of incremental borrowings at default rates of interest prior to our refinancing in December of 2014.

Loss on Extinguishment of Debt. In conjunction with our December 2014 refinancing of our 2011senior credit facility, we repaid obligations totaling $24.9 million to our previous lenders, which constituted all outstanding borrowings, fees and expenses due under the our previous loan agreements. Our 2011 senior credit facility was set to mature in November 2015 and had $1.0 million of unamortized fees and expenses associated with that facility at the time of the December 2014 refinancing with Callidus Capital. Therefore, $1.0 million of unamortized fees has been recorded as a loss on the extinguishment of debt at December 31, 2014.

Income Tax Expense. We had an income tax benefit of $4.0 million in 2014 compared to income tax benefit of $0.1 million in 2013. The provision for income tax benefit in 2014, as a percentage of income before taxes, was 35.4 percent compared to 20.0 percent income tax expense in 2013.

As of December 31, 2014, we had approximately $27.1 million of federal net operating loss carry-forwards which will be available to offset future taxable income. We also had $19.2 million of state net operating loss carry-forwards, of which $10.2 million ($0.6 million tax effected) is expected to expire unused and $9.0 million will be available to offset future taxable income. A valuation allowance of approximately $570,000 remained at December 31, 2014 for state net operating loss carry-forwards that may not be utilized before they expire.

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

On December 22, 2014, we entered into the Loan Agreement (the “Loan Agreement”) with Callidus Capital Corporation (the “Lender”). The Lender agreed to make available to the Company: (i) a $25,000,000 single advance term loan facility, (ii) a revolving loan facility with availability of up to $6,000,000 and (iii) a second revolving loan facility with availability of up to $3,000,000. The $25,000,000 term loan was disbursed at closing, and substantially all of its proceeds were used to pay all outstanding borrowings, fees and expenses under the Credit Agreement dated November 6, 2011 as amended between the Company and Crystal Financial LLC and other lenders (the “Refinanced Credit Agreement”). The revolving loan facilities may be used for our working capital needs.

In connection with the Loan Agreement described above, we repaid obligations totaling $24.9 million, which constituted all outstanding borrowings, fees and expenses under the Refinanced Credit Agreement. In connection with the repayment, GB Merchant Partners, LLC and Crystal Capital LLC under the Refinanced Credit Agreement terminated their security agreements and released all of their security interests in the Company’s aircraft and other assets.

The term loan and revolving credit facilities mature on December 22, 2017 at which time any outstanding balances will be due and payable. At that time in order to pay the principal amount the Company would need to raise cash by obtaining new debt financing, raising additional equity financing or selling owned aircraft or a combination thereof. We are not required to make any principal payments under the Loan Agreement until December 22, 2017, absent an event of default.

We have experienced a shortage of qualified pilots which has caused us to curtail operations and reduce capacity. The pilot shortage and its effect on operations are expected to continue until we can hire and train enough pilots to reestablish operations in those markets in which we were forced to suspend service or expand into new markets. As a result of refinancing all of the Company’s debt on terms that will not require any scheduled principal payments until December 22, 2017, the Company has improved its working capital capabilities to support its efforts in reestablishing curtailed operations.

Working Capital

Net cash used by operating activities was $2.0 million at December 31, 2014 compared net cash provided of $7.3 million at December 31, 2013. We had positive working capital of $12.8 million and a current ratio of 3.98:1 at December 31, 2014, compared to negative working capital of $4.4 million and a current ratio of 0.86:1 at December 31, 2013. At December 31, 2013, all borrowings (approximately $24.2 million) under our senior credit facility were classified as current maturities. We refinanced our senior debt in December of 2014. Under the terms of our new credit facility we have a $25.0 million term loan with no scheduled principal payments due until maturity in December of 2017. The new credit facility also provides for an additional $9.0 million available under revolving lines of credit facilities. As of December 31, 2014 we have $25.0 million of outstanding debt under the term loan and we have not drawn on the additional $9.0 million of working capital available under the revolving lines of credit.

For additional information regarding Liquidity and Capital Resources see Item 1A “Risk Factors.”

Operating Activities. Net cash used by operating activities for the year ended December 31, 2014 was $2.0 million as compared to net cash provided by operating activities of $7.3 million for the year ended December 31, 2013. The increase in cash used by operating activities can be attributed to the curtailment of operations due to the pilot shortage the Company is experiencing.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2014 was $1.6 million for the purchase of flight equipment and other property and equipment. Net cash used in investing activities for the year ended December 31, 2013 was $1.6 million for the purchase of flight equipment and other property and equipment.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2014 was $0.8 million, consisting of $26.2 million of contractual principal payments on long-term debt, offset by $27.0 million of incremental borrowings and $1.6 million for payments on debt issuance costs.

Contractual Obligations

The following table summarizes the contractual due dates of the Company’s long-term debt obligations as of December 31, 2014, without considering the potential impact resulting from the covenant violations:

	2015	2016	2017	After 2017	Total
Long-term debt - contractual
Term loan facility	$—	$—	$25,000,000	$—	$25,000,000
Revolving credit facility	—	—	—	—	—
Contractual interest
Term loan facility	3,615,068	3,624,658	3,953,767	—	11,193,493
Revolving credit facility	—	—	—	—	—
Revolving credit facility - fees	128,959	129,205	125,775	—	383,939

Total debt	$3,744,027	$3,753,863	$29,079,542	$—	$36,577,432

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The tax net operating loss carryforwards (NOLs) that have been generated are due in large part to the accelerated depreciation of property and equipment over a shorter useful life for tax purposes. Our NOLs will expire between 2021 and 2034. The book basis of property and equipment is approximately $35.4 million greater than the tax basis at December 31, 2014, all of which is expected to reverse during periods in which NOLs are available. Approximately $10.2 million ($0.6 million tax effected) of state NOLs are expected to expire unused and accordingly a valuation allowance has been provided for these deferred tax assets. Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, the Company believes it is more likely than not that it will realize the benefits of most of the deductible temporary differences and NOLs. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of December 31, 2014, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 25.3% of our operating expenses in 2014. At 2014 rates of consumption, a one cent increase or decrease in the per gallon price of fuel would increase or decrease our fuel expense by approximately $48,000 annually.

GREAT LAKES AVIATION, LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of December 31, 2014 and 2013 and for the each of the years in the three year period ended December 31, 2014, together with the Report of the Company’s Independent Registered Public Accounting Firm, are included in this Form 10-K on the pages indicated below.

Supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Great Lakes Aviation, Ltd.:

We have audited the accompanying balance sheets of Great Lakes Aviation, Ltd. (the Company) as of December 31, 2014 and 2013, and the related statements of income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Aviation, Ltd. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 30, 2015

GREAT LAKES AVIATION, LTD.

Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,202,273	$6,597,927
Accounts receivable and other receivables	5,337,193	7,118,868
Inventories	6,578,419	8,667,751
Prepaid expenses and other current assets	1,785,433	3,154,713
Deferred income taxes	1,249,365	1,457,049

Total current assets	17,152,683	26,996,308

Property and equipment:
Flight equipment	126,252,883	125,027,613
Other property and equipment	10,692,328	10,604,094
Less accumulated depreciation and amortization	(93,119,738)	(87,029,483)

Total property and equipment	43,825,473	48,602,224

Other assets	3,283,360	2,279,968

Total assets	$64,261,516	$77,878,500

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current maturities of long-term debt	$—	$24,173,333
Accounts payable	2,177,376	3,684,161
Accrued interest, unearned revenue and other liabilities	2,131,928	3,525,843

Total current liabilities	4,309,304	31,383,337

Long-term debt, net of current maturities	25,000,000	—
Deferred income taxes	3,705,007	7,877,096

Total liabilities	33,014,311	39,260,433

Commitments and contingencies
Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.
No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares.
Issued and outstanding: 8,974,990 and 8,974,990 shares	89,750	89,750
Paid-in capital	31,494,609	31,494,609
Retained earnings (accumulated deficit)	(337,154)	7,033,708

Total stockholders’ equity	31,247,205	38,618,067

Total liabilities and stockholders’ equity	$64,261,516	$77,878,500

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Income (Loss)

	Years Ended December 31,
	2014	2013	2012
Operating revenues:
Passenger	$29,037,409	$61,421,238	$79,007,876
Public service	29,956,468	55,448,240	58,347,399
Freight, charter, and other	160,639	326,947	423,601

Total operating revenues	59,154,516	117,196,425	137,778,876

Operating expenses:
Salaries, wages, and benefits	20,458,058	32,345,669	34,175,706
Aircraft fuel	16,434,842	35,667,468	41,871,066
Aircraft maintenance, materials, and repairs	4,700,761	14,789,573	16,648,569
Depreciation and amortization	6,264,804	6,399,943	5,830,006
Aircraft rental	—	—	1,417,918
Other rentals and landing fees	4,402,530	6,437,633	7,136,225
Other operating expense	12,749,978	17,791,545	21,286,349

Total operating expenses	65,010,973	113,431,831	128,365,839

Operating income (loss)	(5,856,457)	3,764,594	9,413,037
Other income (expense):
Interest expense net of interest income of $865, $1,664 and $2,639 respectively	(4,554,625)	(4,317,753)	(5,007,949)
Loss on extinguishment of debt	(996,093)	—	—

Total other income (expense)	(5,550,718)	(4,317,753)	(5,007,949)
Income (loss) before income taxes	(11,407,175)	(553,159)	4,405,088

Income tax benefit (expense)	4,036,313	110,488	(1,502,952)

Net income (loss)	$(7,370,862)	$(442,671)	$2,902,136

Net income (loss) per share:
Basic	$(0.82)	$(0.05)	$0.33
Diluted	(0.82)	(0.05)	0.32

Average shares outstanding:
Basic	8,974,990	8,974,990	8,923,269
Diluted	8,974,990	8,974,990	9,065,171

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Years Ended December 31, 2014, 2013, and 2012

	Common stock		Paid-in capital	Retained Earnings (accumulated deficit)	Total
	Shares	Amount

Balance at January 1, 2012	8,919,990	89,200	31,473,597	4,574,243	36,137,040

Exercise of stock options	55,000	550	21,012	—	21,562

Net income	—	—	—	2,902,136	2,902,136

Balance at December 31, 2012	8,974,990	$89,750	$31,494,609	7,476,379	$39,060,738

Net loss	—	—	—	(442,671)	(442,671)

Balance at December 31, 2013	8,974,990	$89,750	$31,494,609	$7,033,708	$38,618,067

Net loss	—	—	—	(7,370,862)	(7,370,862)

Balance at December 31, 2014	8,974,990	$89,750	$31,494,609	$(337,154)	$31,247,205

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,370,862)	$(442,671)	$2,902,136
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,264,804	6,399,943	5,830,006
Loss on items beyond economic repair	126,415	372,629	303,692
Amortization of debt issuance costs	819,133	641,339	641,339
Non-cash loss on extinguishment of debt	996,093	—	—
Deferred tax expense	(3,964,405)	(233,467)	1,025,231
Change in current operating items:
Accounts receivable	1,781,675	2,116,565	710,028
Inventories	2,089,332	303,859	(1,402,818)
Prepaid expenses and other current assets	633,377	(1,161,214)	(671,880)
Maintenance deposits	—	—	(41,057)
Other assets	(463,732)	1,008,313	(373,982)
Accounts payable	(1,506,784)	(920,745)	302,913
Accrued interest, unearned revenue and other liabilities	(1,393,915)	(781,137)	(140,341)

Net cash provided by (used in) operating activities	(1,988,869)	7,303,414	9,085,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(1,614,469)	(1,593,121)	(6,512,188)

Net cash flows used in investing activities	(1,614,469)	(1,593,121)	(6,512,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(26,173,333)	(3,500,000)	(5,300,000)
Proceeds from the issuance of debt	27,000,000	1,500,000	2,000,000
Payments for debt issuance costs	(1,618,983)	—	—
Proceeds from the exercise of stock options	—	—	21,562

Net cash used in financing activities	(792,316)	(2,000,000)	(3,278,438)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(4,395,654)	3,710,293	(705,359)
Cash and Cash Equivalents:
Beginning of year	6,597,927	2,887,634	3,592,993

End of year	$2,202,273	$6,597,927	$2,887,634

Supplementary cash flow information:
Cash paid during the year for interest (contractual)	$3,928,085	$3,698,776	$4,434,100
Cash paid during the year for income taxes	$6,661	$189,809	$1,454,359
Non-cash purchase of flight equipment	$—	$—	$1,760,000

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2014 and December 31, 2013

Note 1.	Business

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

The Company operated under a code share agreement with Frontier Airlines (Frontier) from May, 2001 through September 30, 2014. Effective October 1, 2014, the Company’s code share and interline e-ticketing agreements with Frontier were terminated due to Frontier’s migration to an ultra-low cost carrier which no longer provides for interline agreements.

The Company estimates that approximately 38% of Great Lakes’ passenger traffic utilized the United code share product line and approximately 19% of Great Lakes’ passenger traffic utilized the Frontier code share product line.

The Company also carries cargo on most of the Company’s scheduled flights.

Public Service Revenue

Approximately 51% and 47% of the Company’s total revenue during each of the twelve months ended December 31, 2014 and 2013, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program through September 30, 2015.

As of March 20, 2015, the Company served 28 airports, of which 19 locations receive EAS subsidy, in 9 states with a fleet of six Embraer EMB-120 Brasilia and 28 Beechcraft 1900D regional airliners. The Company currently operates hubs at Denver, CO, Los Angeles, CA, Minneapolis, MN and Phoenix, AZ.

Liquidity

The Company has historically used debt to finance the purchase of its aircraft.

On December 22, 2014, the Company entered into the Loan Agreement (the “Loan Agreement”) with Callidus Capital Corporation (the “Lender”). The Lender agreed to make available to the Company: (i) a $25,000,000 single advance term loan facility, (ii) a revolving loan facility with availability of up to $6,000,000 and (iii) a second revolving loan facility with availability of up to $3,000,000. The $25,000,000 term loan was disbursed at closing, and substantially all of its proceeds were used to pay all outstanding borrowings, fees and expenses under the Credit Agreement dated November 6, 2011 as amended between the Company and Crystal Financial LLC and other lenders (the “Refinanced Credit Agreement”). The revolving loan facilities may be used for the Company’s working capital needs.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2014 and December 31, 2013

In connection with the Loan Agreement described above, the Company repaid obligations totaling $24.9 million, which included $2.0 million of additional borrowings and scheduled principal payments of $1.5 million during 2014, constituting all outstanding borrowings, fees, accrued interest and expenses under the Refinanced Credit Agreement. In connection with the repayment, GB Merchant Partners, LLC and Crystal Capital LLC under the Refinanced Credit Agreement terminated their security agreements and released all of their security interests in the Company’s aircraft and other assets.

The term loan and revolving credit facilities mature on December 22, 2017 at which time any outstanding balances will be due and payable. The Company is not required to make any principal payments under the Loan Agreement until December 22, 2017.

The Company has experienced a shortage of qualified pilots which has caused the Company to curtail operations and reduce capacity. The pilot shortage and its effect on operations are expected to continue until the Company can hire and train enough pilots to reestablish operations in those markets in which the Company was forced to suspend service or expand into new markets. As a result of refinancing all of the Company’s debt on terms that will not require any scheduled principal payments until December 22, 2017, the Company has improved its working capital capabilities to support its efforts in reestablishing curtailed operations.

Note 2.	Summary of Significant Accounting Policies and Procedures

(a) Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the salvage value of fixed assets; the valuation of deferred tax assets, fixed assets and inventory; and reserves for employee benefit obligations and other contingencies.

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

(c) Accounts Receivable and Other Receivables. Approximately 89% of accounts receivable balances are due from various airlines, credit card companies, or the United States government.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2014 and December 31, 2013

The table below shows the composition and approximate percentages attributable to our receivables at December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
United Airlines	9%	12%
Frontier Airlines	0	8
Other Airlines	2	5
Credit card companies	11	14
United States government	67	55
Other	11	6

Total accounts receivable	100%	100%

All receivables are pledged as collateral under the Company’s debt agreements.

(d) Inventories. Inventories consist of fuel, expendable spare parts, materials, and supplies relating to flight equipment. Inventories are stated at the lower of average cost or market. The Company establishes an obsolescence reserve for inventories that are not expected to used based the Company’s analysis of historical usages. Expendable parts are charged to maintenance expense as used. Inventories consisting of expendable spare parts and equipment are pledged as collateral for our loan agreements. The balance of fuel held in inventories was $0.2 million and $1.0 million as of December 31, 2014 and 2013, respectively.

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2014 and December 31, 2013

(g) Other Assets. Other assets consist primarily of prepayments of debt issuance costs, deposits with financial institutions, bonding companies, facilities lessors, aircraft lessors and others to secure the payment of fixed obligations. We incurred $2.5 million of debt issuance costs in 2011. At December 31, 2014, the remaining unamortized debt issuance costs of $1.0 million were recorded as a loss on extinguishment of debt in accordance with ASC 470-50-40. During 2014, we incurred debt issuance costs of $1.6 million which is classified as other assets that will be amortized over the next three years using the effective interest method. Security deposits related to long-term facility leases were $1.2 million at December 31, 2014 and 2013.

(h) Revenue Recognition. Revenue generated from passenger, cargo, and other activities are recorded as revenue either when the respective services are rendered or when the time for use of the ticket has expired, one year after the date of issuance, and are net of excise taxes, passenger facility charges and security fees. Unused tickets issued by the Company are recorded in the accompanying balance sheets as unearned revenue.

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

(i) Code Share Relationships. At December 31, 2014, the Company operated under code share agreements with United Airlines. The Company operated under a code share agreement with Frontier Airlines (Frontier) from May, 2001 through September 30, 2014. Effective October 1, 2014, the Company’s code share and interline e-ticketing agreements with Frontier were terminated due to Frontier’s migration to an ultra-low cost carrier which no longer provides for interline agreements. These code share agreements are/were prorate agreements whereby the passenger’s fare is split between the two carriers based on the distance traveled by the passenger on each airline. Revenue from these code share agreements is recorded as passenger revenue when the services are rendered. The Company also participates in United’s “Mileage Plus” frequent flyer program. If a customer books travel on United which includes a segment on Great Lakes, the United customer earns points in their United frequent flier account for the miles flown on the Great Lakes segment. When a United frequent flier customer earns sufficient points to earn an award, he or she can choose whether to redeem those points on a United flight connecting with a Great Lakes flight. Our participation in United’s frequent flyer program does not require us to issue tickets in exchange for frequent flyer awards. Award redemption can only be facilitated through United on United flights in conjunction with a Great Lakes flight. Tickets sold to passengers on Great Lakes ticket stock for Great Lakes flight segments (ZK designator) are not eligible to accrue United frequent flyer credits. The Company accounts for the incremental cost to fly United frequent flyer passengers at the time of service since the Company does not have sufficient information to estimate future awards expected to be redeemed on a Great Lakes segment, and an estimated frequent flyer liability would be insignificant in the aggregate given the historical volume of awards used for flights including Great Lakes segments.

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

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2014 and December 31, 2013

(k) Income (Loss) Per Share. Basic income (loss) per share has been computed by dividing the net income for a particular year by the weighted average number of shares of common stock outstanding during such year. Diluted earnings per share reflects the potential dilution of securities that could share in earnings. The Company currently has 8,974,990 shares of common stock outstanding.

(l) Stock Option Plans. For the years ending December 31, 2014, 2013 and 2012 there were no stock-based compensation awards granted.

(m) Aircraft Maintenance. The Company operates under an FAA-approved continuous inspection and maintenance program. The Company accounts for maintenance activities on the direct expense method. Under this method, major airframe overhaul maintenance costs are recognized as expense as maintenance services are performed. Routine maintenance and repairs are charged to operations as incurred. In the event an engine undergoes a significant repair or overhaul, the Company may determine that it is more appropriate to capitalize the repair or overhaul depending on the specific nature of the maintenance activity performed.

(n) Fair Value of Financial Instruments. Fair value estimates, methods, and assumptions of financial instruments are set forth below:

Cash and cash equivalents, accounts receivable and other receivables, accounts payable, and accrued liabilities. The carrying amount approximates fair value because of the short-term nature of these instruments.

Long-term debt. All of the Company’s debt is comprised of fixed rate debt (see Note 5). Because the rate on this debt was recently negotiated, the Company believes carrying value approximates fair value.

(o) Recent Accounting Pronouncements. In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15 “Presentation of Financial Statements—Going Concern”. This standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of conditions or events that could raise substantial doubt about an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. The Company is evaluating the new guidance and plans to provide additional information about its expected impact at a future date.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. Under ASU No. 2014-09, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company is currently evaluating the impact the adoption of ASU No. 2014-09 will have on the Company’s consolidated financial statements.

Note 3.	Leases

The Company leases office and hangar space, spare engines and office equipment for its headquarters, reservation facilities, airport facilities, and certain other equipment. The Company’s headquarter lease provides for three five-year renewal options making this facility available to the Company through the year 2020. The

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2014 and December 31, 2013

Company also leases certain airport gate facilities on a month-to-month basis. Facilities rental expense under operating leases, including month-to-month leases, for the years ended December 31, 2014, 2013 and 2012 was $2.9 million, $3.7 million, and $3.9 million, respectively.

Note 4.	Accrued Liabilities

Accrued liabilities consisted of the following balances at December 31, 2014 and 2013:

	2014	2013
Unearned revenue	$645,320	$1,221,257
Accrued property taxes	68,140	74,962
Accrued interest	89,491	286,701
Accrued payroll	1,290,555	1,942,923
Other accrued expenses	38,422	—

Total accrued liabilities	$2,131,928	$3,525,843

Note 5.	Notes Payable and Long-Term Debt

The following table sets forth, as of December 31, 2014 and 2013, the carrying amount of the Company’s long-term debt and current maturities of long term debt. The carrying amount of the debt consists of the principal payments contractually required under the debt agreements:

	December 31, 2014	December 31, 2013
Long-term debt:
GB/Crystal Term Loan - principal	$—	$15,200,000
GB/Crystal Revolving Loan - principal	—	8,973,333
Callidus Term Loan - principal	25,000,000	—
Callidus Revolving Loan - principal	—	—

Total long-term debt	25,000,000	24,173,333
Less current portion:
GB/Crystal Term Loan - principal	—	(24,173,333)
Callidus Term Loan - principal	—	—
Callidus Revolving Loan - principal	—	—

Total current portion	—	(24,173,333)

Total long-term portion	$25,000,000	$—

New Loan Agreement

On December 22, 2014, the Company entered into the Loan Agreement (the “Loan Agreement”) with Callidus Capital Corporation (the “Lender”). Pursuant to the Loan Agreement, the Lender agreed to make available to the Company: (i) a $25,000,000 single advance term loan facility, (ii) a revolving loan facility with availability of up to $6,000,000 and (iii) a second revolving loan facility with availability of up to $3,000,000. The $25,000,000 term loan was disbursed at closing, and substantially all of its proceeds were used to pay all

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2014 and December 31, 2013

outstanding borrowings, fees and expenses under the Credit Agreement dated November 6, 2011 as amended between the Company and GB Merchant Partners, LLC and Crystal Capital LLC (the “Refinanced Credit Agreement”). The revolving loan facilities may be used for the Company’s working capital needs.

The loans under the Loan Agreement mature on December 22, 2017 at which time all outstanding principal balances will be due and payable. No scheduled principal payments will be required until the maturity date unless there is a devaluation in the collateral supporting the term loan. Outstanding principal under the term loan and revolving loans will bear interest at a fixed rate of 14% per year. In addition, the Company paid a 1% facility fee at closing and will be required to pay a 1.25% facility fee on the maturity date or in an event of default. The Company will also be assessed a maintenance and monitoring fee of $3,000 per month and a 1% unused line fee. The 1% facility fee paid at closing was recorded to other assets and is being amortized as interest expense using the effective interest rate method. The 1.25% facility fee due at maturity is being accrued as an increase to other accrued liabilities and interest expense each period using the effective interest rate method. The maintenance and monitoring fee and the unused line fee are also recorded as interest expense as incurred.

In connection with the Loan Agreement, the Company granted first-ranking security interests to the Lender covering substantially all of the assets of the business. The Loan Agreement contains certain affirmative and negative covenants which are usual and customary with asset based loans, and the Company agreed to maintain a fixed charge coverage ratio beginning with the period ended March 31, 2015. In an event of default, the Lender may terminate its obligation to make further loans and may declare all obligations under the Loan Agreement to be immediately due and payable. The Company was in compliance with all convents as of December 31, 2014.

As of December 31, 2014, $25.0 million was outstanding under the term loan and there was no balance outstanding und the revolving credit facilities.

Previous Credit Agreement

On December 22, 2014, in connection with the Loan Agreement described above, the Company repaid obligations totaling $24.9 million, which included $2.0 million of additional borrowings and scheduled principal payments of $1.5 million during 2014, constituting all outstanding borrowings, fees, accrued interest and expenses under the Refinanced Credit Agreement. In connection with the repayment, GB Merchant Partners, LLC and Crystal Capital LLC under the Refinanced Credit Agreement terminated their security agreements and released all of their security interests in the Company’s aircraft and other assets.

On December 31, 2013 the Company was not in compliance with the Refinanced Credit Agreement that permitted the Company’s lenders to exercise their right to declare our debt obligations to be immediately due and payable under the terms of the Refinanced Credit Agreement. As a result of not being in compliance with the terms of the Company’s Refinanced Credit Agreement and the expectation the Company would not be in compliance with the terms of the Refinanced Credit Agreement throughout 2014, all borrowings (approximately $24.2 million) under the Company’s Refinanced Credit Agreement were classified as current maturities as of December 31, 2013.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2014 and December 31, 2013

The following table summarizes the contractual due dates of the Company’s long-term debt obligations as of December 31, 2014:

	2015	2016	2017	After 2017	Total
Long-term debt - contractual
Term loan facility	$—	$—	$25,000,000	$—	$25,000,000
Contractual interest
Term loan facility	3,615,068	3,624,658	3,528,767	—	10,768,493
Facilty fees	128,959	129,205	550,775	—	808,939

Total debt	$3,744,027	$3,753,863	$29,079,542	$—	$36,577,432

Note 6.	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 is presented below:

	Current	Deferred	Total
Year ended December 31, 2014:
U.S. Federal	—	(3,719,752)	($3,719,752)
State and local	(71,908)	(244,653)	($316,561)

	($71,908)	($3,964,405)	($4,036,313)

Year ended December 31, 2013:
U.S. Federal	42,502	(118,415)	($75,913)
State and local	80,471	(115,046)	($34,575)

	$122,973	($233,462)	($110,488)

Year ended December 31, 2012:
U.S. Federal	137,096	1,316,899	$1,453,995
State and local	340,626	(291,669)	$48,957

	$477,722	$1,025,230	$1,502,952

The federal statutory tax rate of 34% differs from the Company’s effective income tax rate for the years ended December 31, 2014, 2013, and 2012 as follows:

	2014	2013	2012
Income tax expense (benefit) at the federal statutory income tax rate	$(3,878,439)	$(188,074)	$1,497,730
State income tax expense (benefit), net of federal income tax benefit	(366,900)	(7,718)	134,530
Book expenses not deductible for tax purposes	55,826	102,827	139,389
Increase (Decrease) in valuation allowance	58,279	(104,942)	(36,283)
Impact of changes in rates	94,921	87,419	(232,413)

Income tax expense	$(4,036,313)	$(110,488)	$1,502,952

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2014 and December 31, 2013

Deferred tax assets (liabilities) as of December 31, 2014 and 2013, were as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$10,107,174	$7,020,027
Alternative minimum tax credit carryforwards	1,198,347	1,198,265
Inventory reserve	889,915	850,023
Deferred revenue	240,209	451,673
Other reserves	178,365	235,216

Total gross deferred tax assets	12,614,010	9,755,204
Less: valuation allowance	(569,964)	(506,913)

Net deferred tax assets	12,044,046	9,248,291
Deferred tax liabilities:
Property and equipment	(14,496,178)	(15,626,145)
Other	(3,510)	(42,193)

Net deferred tax liabilities	$(2,455,642)	$(6,420,047)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers the projected reversal of deferred tax liabilities and tax planning strategies in making this assessment. Based upon this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of any valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The tax net operating loss carryforwards (NOLs) that have been generated are due in large part to the accelerated depreciation of property and equipment over a shorter useful life for tax purposes as well as losses from operations incurred in the current year. The majority of the Company’s NOLs consist of Federal NOLs, which will expire between 2021 and 2034. The book basis of property and equipment is approximately $32.4 million greater than the tax basis at December 31, 2014, all of which is expected to reverse during periods in which NOLs are available.

Approximately $10.2 million ($0.6 million tax effected) of state NOLs are expected to expire unused and accordingly a valuation allowance has been provided for these deferred tax assets.

Year of Expiration	Amount
2021	12,656
2023	4,011
2024	2,055
2034	8,401

$27,123

The Company files income tax returns in the U.S., and various state and local jurisdictions. Federal tax returns remain subject to examination for three years after a tax net operating loss is utilized, accordingly the tax returns may remain subject to audit beyond the original statute of limitations. Certain state jurisdictions also typically remain subject to examination in a similar manner.

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

Notes to Financial Statements for December 31, 2014 and December 31, 2013

Note 7.	Employee Benefit Plans

The Company maintains a qualified 401(k) employee retirement savings plan for the benefit of substantially all of the Company’s employees. The Company matches up to 4% of participating employees’ contributions. Company contributions, net of forfeitures, totaled $197,861 in 2014, $280,753 in 2013, and $299,605 in 2012.

In 1993, the Company adopted the Great Lakes Aviation, Ltd. 1993 Stock Option Plan and the Great Lakes Aviation, Ltd. 1993 Director Stock Option Plan (collectively, the Plans). The Plans permitted the grant of stock options in the aggregate of 1,300,000 shares of the Company’s common stock to key employees, officers, and directors of the Company. Pursuant to their terms, both Plans expired on October 31, 2003, and no options have been granted after October 31, 2003. At December 31, 2014 and 2013, no options remained outstanding under the plans.

Note 8.	Income Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented:

	2014			2013			2012
	Income (loss) (numerator)	Shares (denominator)	Per share amount	Income (loss) (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic income per share attributable to common stockholders	$(7,370,862)	8,974,990	$(0.82)	$(442,671)	8,974,990	$(0.05)	$2,902,136	8,923,269	$0.33
Effect of dilutive securities:
Stock options	—	—	—	—	—	—	—	141,902	—

Diluted income per share attributable to common stockholders	$(7,370,862)	8,974,990	$(0.82)	$(442,671)	8,974,990	$(0.05)	$2,902,136	9,065,171	$0.32

For the years ended December 31, 2014, 2013 and 2012, there were no stock options excluded from the calculation of diluted earnings per share.

Under the terms of the Company’s debt agreements, the Company is prohibited from paying dividends.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2014 and December 31, 2013

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

Our financial instruments consist of cash and cash equivalents, accounts receivable and other receivables, accounts payable, accrued liabilities and long-term debt including the current portion. The carrying values of cash, accounts receivable, accounts payable and accrued cash and cash equivalents, accounts receivable and other receivables, accounts payable, and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The carrying value of our long term debt including the current portion reflects original cost net of unamortized deferred debt restructuring gain and was $25.0 million and $24.2 million as of December 31, 2014 and December 31, 2013, respectively. For additional information, see Note 5 Long-Term Debt.

All of the Company’s debt is comprised of fixed rate debt (see Note 5). Because the rate on this debt was recently negotiated, the Company believes carrying value approximates fair value.

Note 10.	Transactions with Affiliates

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for the leases were $28,500 in 2014, $28,500 in 2013, and $28,500 in 2012. The leases are cancellable by either party. As of December 31, 2014, Mr. Douglas Voss controlled 4,160,247 shares of common stock of the Company, representing an approximate 46.4% interest in the Company’s outstanding common stock.

Note 11.	Commitments and Contingencies

Litigation. The Company is a party to ongoing legal claims and assertions arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Union Agreements. As of March 9, 2015, approximately 38 percent of the Company’s employees are subject to union agreements.

The Company’s pilots are represented by the Sheet Metal, Air, Rail Transportation Union (“SMART”). The Company entered into a new agreement with the pilots on September 16, 2014. This agreement will continue in full force and effect for four years and thereafter is subject to amendment, which would reopen collective bargaining.

The Company’s flight attendants are by the UTU. The Company entered into a new agreement with the flight attendants on May 17, 2011. This agreement will become amendable on May 17, 2015.

Great Lakes Aviation, Ltd.

Notes to Financial Statements for December 31, 2014 and December 31, 2013

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2014. Management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on this assessment, management believes that as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors

The following table and narrative provide information concerning the members of our board of directors as of March 20, 2015. Our directors are elected by a plurality of the votes cast. Each director has been appointed to serve until the next annual meeting of shareholders and until their respective successors are elected and duly qualified. There are no familial relationships between any director or officer.

Name	Age	Principal Occupation	Position with Company	Director Since
Douglas G. Voss	60	Chairman of the Board of Directors and President of Great Lakes Aviation, Ltd.	Chairman of the Board of Directors and President of Great Lakes Aviation, Ltd.	1979
A.L. Maxson(1)	79	Financial Consultant	Director	2010
Vernon A. Mickelson(1)(2)(3)	88	Business Consultant	Director	1994
A.R. Moulton, III(1)(2)	72	Financial Consultant	Director	2005
Ivan L. Simpson(1)(2)(3)	64	Retired Airline Transport Pilot for American Airlines	Director	1997

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating committee.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2014, 2013, 2012 and 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(a)	Total ($)
Charles R. Howell IV Chief Executive Officer	2014	155,000	—	3,100	158,100
	2013	155,000	—	3,100	158,100
	2012	155,000	—	3,100	158,100
	2011	155,000	—	3,100	158,100

Michael O. Matthews Vice President and Chief Financial Officer	2014	150,000	—	6,000	156,000
	2013	150,000	—	6,000	156,000
	2012	150,000	—	6,000	156,000
	2011	150,000	—	6,000	156,000

Douglas G. Voss Chairman of the Board of Directors and President	2014	175,000	—	—	175,000
	2013	175,000	—	—	175,000
	2012	175,000	—	—	175,000
	2011	175,000	—	—	175,000

(a)	Represents matching contributions made by the company on behalf of Mr. Howell and Mr. Matthews under our 401(k) retirement savings plan. These matching contributions are subject to vesting in accordance with the terms of the plan. See discussion below under “Retirement Savings Plan.”

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

The following table sets forth information concerning the compensation of our non-employee directors for fiscal year 2014:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
A.L Maxson	15,000	12,647	(a)	27,647
Vernon A. Mickelson	19,000	—		19,000
A.R. Moulton, III	16,000	—		16,000
Ivan L. Simpson	14,000	—		14,000

Mr. Mickelson received $8,000 and Messrs. Maxson, Moulton and Simpson received $4,000 in quarterly retainer fees and each received $4,000 for four audit committee meetings. Messrs. Mickelson, Moulton and Maxson received $6,000 and Mr. Simpson received $5,000 for Board Meetings. Messrs. Mickelson, Moulton and Simpson each received $1,000 for conferences and Mr. Maxson received $2,000.

(a) Mr. Maxson received consulting fees of $12,647 during the 12 month period ending December 31, 2014.

There are no outstanding stock options held by our non-employee directors as of December 31, 2014.

Compensation Committee Interlocks and Insider Participation

The Company’s compensation committee included Messrs. Mickelson, Moulton and Simpson. During Fiscal 2014, no member of the compensation committee served as an officer or Employee of the Company. In addition, during Fiscal 2014, no executive officer of the Company served as a director or as a member of the compensation committee of a company, (i) whose executive officer served as a director or a member of the compensation committee of the Company and (ii) which employed a director of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of the common stock as of February 13, 2014 by (i) each person known to the Company to own beneficially 5% or more of the common stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the summary compensation table, and (iv) all directors and executive officers of the Company as a group. The percentage of beneficial ownership is based on 8,974,990 shares outstanding as of March 20, 2015. Any shares that are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of common stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown, and none of the listed shares has been pledged as security. Unless otherwise indicated, the address for each listed shareholder is c/o Great Lakes Aviation, Ltd., 1022 Airport Parkway, Cheyenne, Wyoming 82001.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock (1)

Douglas G. Voss	4,160,247	(2)	46.4%

Iowa Great Lakes Flyers, Inc. 10400 Milliron Road Cheyenne, Wyoming 82009	1,710,247	(3)	19.1%

Gayle R. Brandt 256 Emerald Meadows Drive Arnolds Park, Iowa 51331	977,065	(4)	10.9%

Charles R. Howell IV	50,000		*

Ivan L. Simpson 15239 215th Ave. Spirit Lake, Iowa 51360	15,450		*

Vernon A. Mickelson 1209 3rd Avenue West Spencer, Iowa 51301	17,000		*

A.L. Maxson	2,000		*

Michael O. Matthews	—		—

A.R. Moulton, III	—		—

All directors and executive officers as a group (8 persons)	4,244,697		47.3%

*	Represents less than 1%.

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” as set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person, as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of March 30, 2015. The same shares may be beneficially owned by more than one person.
(2)	Mr. Voss is the beneficial owner of 4,160,247 shares. The 1,710,247 shares owned by Iowa Great Lakes Flyers, Inc. are included in the shares reported by Mr. Voss.
(3)	Beneficial ownership of these shares of Common Stock is shared with Douglas G. Voss.
(4)	According to Ms. Brandt’s latest Form 4 filed with the Securities and Exchange Commission on February 13, 2014.

Equity Compensation Plan Information

As of December  31, 2014 there are no compensation plans under which the Company’s equity securities are authorized for issuance.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of KPMG LLP has been our independent auditors since 1998. Fees paid to KPMG LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services rendered by KPMG LLP for the years ended December 31, 2014 and 2013 were $296,500 and $287,790, respectively. Audit services consisted primarily of the audit and quarterly reviews of our financial statements, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, accounting and financial reporting consultations, and research work necessary to comply with generally accepted accounting principles.

Audit-Related Fees. Fees for audit-related services provided during the years ended December 31, 2014 and 2013 were $25,600 and $43,000, respectively. Audit-related services consisted primarily of professional services provided with respect to yearly audits of our 401(k) employee savings plan and Passenger Facility Charge audits.

Tax Fees. There were no fees for tax services billed during the years ended December 31, 2014 and 2013.

All Other Fees. There were no fees for other services billed during the years ended December 31, 2014 and 2013.

Audit Committee Pre-Approval Policies and Procedures

The charter of our audit committee provides that the audit committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for our company by the independent auditors, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent auditors include the committee reviewing a budget for audit services, audit-related services, tax services, and other services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are anticipated at the time the budget is submitted. Committee approval would be required to exceed the budgeted amount for a particular category of services or to engage the independent auditors for any services not included in the budget. Budgeted amounts were not exceeded in 2014. The audit committee periodically monitors the services rendered by, and actual fees paid to, the independent auditors to ensure that such services are within the parameters approved by the committee. The text of the audit committee charter is posted on our web site at www.flygreatlakes.com. The audit committee pre-approved all of the services we received from KPMG LLP during fiscal year 2013 and 2014.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial statements of the Company included in Item 8, “Financial Statements and Supplementary Data”:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2014 and 2013

(iii)	Statements of Income (loss) for the Years Ended December 31, 2014, 2013 and 2012

(iv)	Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

(v)	Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

(vi)	Notes to Financial Statements

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

GREAT LAKES AVIATION, LTD.

Dated: March 30, 2015	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael O. Matthews
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

Signature	Title	Date

/s/ Douglas G. Voss	Chairman of the Board and President	March 30, 2015
Douglas G. Voss

/s/ Charles R. Howell IV Charles R. Howell IV	Chief Executive Officer (Principal Executive Officer)	March 30, 2015

/s/ Michael O. Matthews Michael O. Matthews	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 30, 2015

/s/ Vernon A. Mickelson	Director	March 30, 2015
Vernon A. Mickelson

/s/ Ivan L. Simpson	Director	March 30, 2015
Ivan L. Simpson

/s/ A. L. Maxson	Director	March 30, 2015
A. L. Maxson

/s/ Allan R. Moulton III	Director	March 30, 2015
Allan R. Moulton III

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Employment Agreement, dated December 31, 2002, by and between Douglas G. Voss and the Company. (3)

10.2	Code Share Agreement, dated May 3, 2001, by and between Frontier Airlines, Inc. and the Company, as amended on February 8, 2002. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (4)

10.3	Amendment No. 2 to Code Share Agreement, dated July 1, 2009 by and between Frontier Airlines, Inc. and the Company. Portions of this Exhibit have been excluded from the publicly available document, and the SEC has granted the Company’s application for confidential treatment of the excluded material. (5)

10.4	Codeshare Agreement between the Company and United Air Lines, dated September 1, 2011. Portions of this Exhibit have been excluded from the publicly available document pursuant to a grant of confidential treatment. (6)

10.5	Credit Agreement by and among the registrant, GB Merchant Partners, LLC, Crystal Financial LLC, and the other financial institutions and entities party thereto, dated November 16, 2011. (7)

10.6	Pledge and Security Agreement by and among the registrant and the Pledgors, dated November 16, 2011. (7)

10.7	Aircraft, Engines, Spare Engines, Propellers, Spare Propellers and Spare Parts Mortgage and Security Agreement, dated November 16, 2011. (7)

10.8	First Amendment to Credit Agreement by and among the registrant, GB Merchant Partners, LLC, Crystal Financial LLC, and the other financial institutions and entities party thereto, dated Jan. 16, 2012. (8)

10.9	Second Amendment to Credit Agreement by and among the registrant, GB Merchant Partners, LLC, Crystal Financial LLC, and the other financial institutions and entities party thereto, dated December 27, 2012. (9)

10.10	Third Amendment and Forbearance to Credit Agreement by and among the registrant, GB Merchant Partners, LLC, Crystal Financial LLC, and the other financial institutions and entities party thereto, dated April 1, 2014. (10)

10.11	Fourth Amendment and Second Forbearance to Credit Agreement dated May 30, 2014 between and among Great Lakes Aviation, Ltd., Crystal Financial LLC, and GB Credit Partners, LLC. (11)

10.12	Fifth Amendment and Third Forbearance to Credit Agreement dated September 23, 2014 between and among Great Lakes Aviation, Ltd., Crystal Financial LLC, and GB Credit Partners, LLC. (12)

10.13	First Amendment to Fifth Amendment and Third Forbearance to Credit Agreement dated November 5, 2014 between and among Great Lakes Aviation, Ltd., Crystal Financial LLC, and GB Credit Partners, LLC. (13)

10.14	Loan Agreement dated as of December 22, 2014, between Great Lakes Aviation, Ltd., and Callidus Capital Corporation. (14)

10.15	Aircraft, Engines, Spare Engines, Propellers, Spare Propellers and Spare Parts Mortgage and Security Agreement dated December 22, 2014 Great Lakes Aviation, Ltd., and Callidus Capital Corporation. (15)

10.16	Security Agreement dated December 22, 2014 between Great Lakes Aviation, Ltd., and Callidus Capital Corporation. (16)

14	Code of Ethics. Available on the Company’s web site.

24	Powers of Attorney. (included in signature page)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (Principal Accounting and Financial Officer).

E-1

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (File No. 000-23224)
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (File No. 000-23224)
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 30, 2009.
(6)	Incorporated by reference to the Company’s Amendment No. 1 to Current Report on Form 8-K filed on October 25, 2011. (File No. 000-23224)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. (File No. 000-23224)
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. (File No. 000-23224)
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. (File No. 000-23224)
(10)	Incorporated by reference to the Company’s Form 8-K filed on April 3, 2014. (File No. 000-23224)
(11)	Incorporated by reference to Current Report on Form 8-K filed on June 4, 2014 (File No. 000-23224)
(12)	Incorporated by reference to Current Report on Form 8-K filed on September 29, 2014 (File No. 000-23224)
(13)	Incorporated by reference to Current Report on Form 8-K filed on November 6, 2014 (File No. 000-23224)
(14)	Incorporated by reference to Current Report on Form 8-K filed on December 22, 2014 (File No. 000-23224)
(15)	Incorporated by reference to Current Report on Form 8-K filed on December 22, 2014 (File No. 000-23224)
(16)	Incorporated by reference to Current Report on Form 8-K filed on December 22, 2014 (File No. 000-23224)

E-2