Form 10-Q
period 2015-03-31
GREAT LAKES AVIATION LTD
filed 2015-05-14
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 15, 2015, 8,974,990 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,918,186	$2,202,273
Accounts receivable and other receivables	4,738,257	5,337,193
Inventories	7,016,140	6,578,419
Prepaid expenses and other current assets	1,974,190	1,785,433
Deferred income taxes	1,249,365	1,249,365

Total current assets	16,896,138	17,152,683

Property and equipment:
Flight equipment	126,191,712	126,252,883
Other property and equipment	10,726,211	10,692,328
Less accumulated depreciation and amortization	(94,569,061)	(93,119,738)

Total property and equipment	42,348,862	43,825,473

Other assets	2,917,630	3,283,360

Total assets	$62,162,630	$64,261,516

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,859,362	$2,177,376
Accrued interest, unearned revenue and other liabilities	2,569,155	2,131,928

Total current liabilities	4,428,517	4,309,304

Long-term debt	25,000,000	25,000,000
Deferred income taxes	2,903,674	3,705,007

Total liabilities	32,332,191	33,014,311

Commitments and contingencies
Preferred stock; $0.01 par value; Authorized: 25,000,000 shares. No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares. 8,974,990 shares issued and outstanding	89,750	89,750
Paid-in capital	31,494,609	31,494,609
Accumulated deficit	(1,753,920)	(337,154)

Total stockholders’ equity	29,830,439	31,247,205

Total liabilities and stockholders’ equity	$62,162,630	$64,261,516

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Operating revenues:
Passenger	$4,405,789	$6,925,030
Public service	8,033,918	6,158,220
Freight, charter, and other	53,512	46,458

Total operating revenues	12,493,219	13,129,708

Operating expenses:
Salaries, wages, and benefits	4,909,873	6,023,562
Aircraft fuel	2,238,729	4,369,246
Aircraft maintenance, materials, and repairs	1,224,864	1,850,609
Depreciation and amortization	1,519,578	1,615,310
Other rentals and landing fees	1,220,566	1,401,518
Other operating expenses	2,531,262	3,634,690

Total operating expenses	13,644,872	18,894,935

Operating loss	(1,151,653)	(5,765,227)
Other expense:
Interest expense, net of interest income of $181 and $160, respectively	(1,066,209)	(986,869)

Loss before income taxes	(2,217,862)	(6,752,096)

Income tax benefit	801,096	2,461,403

Net loss	$(1,416,766)	$(4,290,693)

Net loss per share:
Basic	$(0.16)	$(0.48)
Diluted	$(0.16)	$(0.48)

Weighted average shares outstanding:
Basic	8,974,990	8,974,990
Diluted	8,974,990	8,974,990

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,416,766)	$(4,290,693)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,519,578	1,615,310
Loss on property and equipment	46,354	56,384
Amortization of debt issuance costs	135,205	160,335
Deferred tax benefit	(801,333)	(2,461,653)
Change in current operating items:
Accounts receivable and other receivables	598,936	3,057,856
Inventories	(437,721)	821,875
Prepaid expenses and other current assets	(188,757)	422,836
Other assets	230,524	191,535
Accounts payable	(318,014)	(824,176)
Accrued interest, unearned revenue and other liabilities	437,227	(388,303)

Net cash used in operating activities	(194,767)	(1,638,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(89,320)	(635,606)

Net cash flows used in investing activities	(89,320)	(635,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	—	(1,000,000)

Net cash used in financing activities	—	(1,000,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(284,087)	(3,274,300)

Cash and Cash Equivalents:
Beginning of period	2,202,273	6,597,927

End of period	$1,918,186	$3,323,627

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$685,536	$847,232
Cash paid during the period for income taxes	$—	$—

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Three Months Ended March 31, 2015

(unaudited)

	Common stock			Accumulated
	Shares	Amount	Paid-in capital	deficit	Total
Balance at January 1, 2015	8,974,990	$89,750	$31,494,609	$(337,154)	$31,247,205
Net loss	—	—	—	(1,416,766)	(1,416,766)

Balance at March 31, 2015	8,974,990	$89,750	$31,494,609	$(1,753,920)	$29,830,439

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

March 31, 2014

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2014.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the salvage value of fixed assets; the valuation allowance for deferred tax assets, inventory allowances; and allowances for other contingencies.

Business

Passenger Revenue

Great Lakes Aviation, Ltd. (Great Lakes, the Company, we or us) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United or United Airlines). Our code share agreement allows our mutual customers to purchase connecting flights through our code share partner and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances). The Company maintains its own branding on its planes and ticket counters and its own designator code on all its flights. In addition to our code share agreement and independent branding, the Company has developed electronic ticketing (e-ticket) interline agreements with American Airlines, Delta Airlines, United Airlines and U.S. Airways.

The Company estimates that approximately 51% of Great Lakes’ passenger traffic utilized the United code share product line in the three months ending March 31, 2015.

Public Service Revenue

Approximately 64% and 47% of the Company’s total revenue during each of the three months ended March 31, 2015 and 2014, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program through September 30, 2015, at which time, we expect it will be renewed.

As of May 15, 2015, the Company served 26 airports, of which 19 locations receive EAS subsidy, in nine states with a fleet of six Embraer EMB-120 Brasilia and 28 Beechcraft 1900D regional airliners. The Company currently operates hubs in Denver, CO, Los Angeles, CA, Minneapolis, MN and Phoenix, AZ.

Liquidity

On December 22, 2014, we entered into a Loan Agreement (the “Loan Agreement”) with Callidus Capital Corporation (the “Lender”). The Lender agreed to make available to the Company: (i) a $25,000,000 single advance term loan facility, (ii) a revolving loan facility with availability of up to $6,000,000 and (iii) a second revolving loan facility with availability of up to $3,000,000. The $25,000,000 term loan was disbursed at closing, and substantially all of its proceeds were used to pay all outstanding borrowings, fees and expenses under the Credit Agreement dated November 6, 2011 as amended between the Company and Crystal Financial LLC and other lenders (the “Refinanced Credit Agreement”). The revolving loan facilities may be used for our working capital needs. At March 31, 2015, the entire undrawn balance of $6 million and $3 million was available to us under the first and second revolving loan facilities.

In connection with the Loan Agreement described above, we repaid obligations totaling $24.9 million, which constituted all outstanding borrowings, fees and expenses under previous loan facilities. In connection with the repayment, our previous lenders terminated their security agreements and released all of their security interests in the Company’s aircraft and other assets.

The term loan and revolving credit facilities mature on December 22, 2017 at which time any outstanding balances will be due and payable. At that time, in order to pay the principal amount, the Company would need to raise cash by obtaining new debt financing, raising additional equity financing or selling owned aircraft or a combination thereof. We are not required to make any principal payments under the Loan Agreement until December 22, 2017, absent an event of default.

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

2.	Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended
	March 31,
	2015	2014
Numerator:
Net Loss	$(1,416,766)	$(4,290,693)
Denominator:
Weighted average shares outstanding, basic and diluted	8,974,990	8,974,990

Net loss per share, basic	$(0.16)	$(0.48)
Net loss per share, diluted	$(0.16)	$(0.48)

For the three month periods ended March 31, 2015 and March 31, 2014 there were no options or other potentially dilutive securities outstanding.

3.	Accrued Liabilities

Accrued liabilities consisted of the following balances at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Unearned revenue	796,002	645,320
Accrued property taxes	139,249	68,140
Accrued interest	308,163	89,491
Accrued payroll	1,272,319	1,290,555
Other	53,422	38,422

Total accrued liabilities	$2,569,155	$2,131,928

4.	Long-Term Debt

The following table sets forth, as of March 31, 2015 and December 31, 2014, the carrying amount of the Company’s long-term debt. No scheduled principal payments are required until the December 2017 maturity date, therefore, there are no current maturities of long term debt.

	March 31,	December 31,
	2015	2014
Long-term debt:
Term Loan	$25,000,000	$25,000,000
Revolving Loans	—	—

Total long-term debt	25,000,000	25,000,000

On December 22, 2014, the Company entered into a Loan Agreement (the “Loan Agreement”) with Callidus Capital Corporation (the “Lender”). Pursuant to the Loan Agreement, the Lender agreed to make available to the Company: (i) a $25,000,000 single advance term loan facility, (ii) a revolving loan facility with availability of up to $6,000,000 and (iii) a second revolving loan facility with availability of up to $3,000,000. The $25,000,000 term loan was disbursed at closing, and substantially all of its proceeds were used to pay all outstanding borrowings, fees and expenses under the Credit Agreement with our previous lenders. The revolving loan facilities may be used for the Company’s working capital needs. At March 31, 2015, the entire undrawn balance of $6 million and $3 million was available to us under the first and second revolving loan facilities.

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

In connection with the Loan Agreement, the Company granted first-ranking security interests to the Lender covering substantially all of the assets of the business. The Loan Agreement contains certain affirmative and negative covenants which are usual and customary with asset based loans. The Company agreed to maintain a fixed charge coverage ratio beginning with the period ended March 31, 2015. In an event of default, the Lender may terminate its obligation to make further loans and may declare all obligations under the Loan Agreement to be immediately due and payable. The Company was in compliance with all convents as of March 31, 2015.

At March 31, 2015 the Company has no aircraft lease obligations.

5.	Related Parties

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for these leases were $7,125 for each of the three months ending March 31, 2015 and 2014, respectively. As of March 31, 2015, Mr. Voss controlled 4,160,247 shares of common stock of the Company, representing approximately 46.4% of the Company’s outstanding common stock.

6.	Income Taxes

The Company’s annual effective income tax rate is estimated to be 36.0% for 2015. The Company’s effective tax rate includes non-deductible permanent tax differences. Prior to 2004, the Company reported significant cumulative losses and generated substantial net operating loss carryforwards. From 2007 through 2013, the Company utilized a portion of these carryforwards to offset taxable income. The losses recorded in 2014 are also expected to result in additional net operating loss carryforward when the Company files its income tax return for the 2014 tax year.

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers the projected reversal of deferred tax liabilities and tax planning strategies in making this assessment. Based upon this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of any valuation allowances for state net operating loss carryforwards that are expected to expire unused. Federal net operating loss carryforwards begin to expire in year 2021.

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

Our financial instruments consist of cash and cash equivalents, accounts receivable and other receivables, accounts payable, accrued liabilities and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and other receivables, accounts payable, and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The fair value of our long term debt approximates the carrying value of $25.0 million at March 31, 2015 and December 31, 2014, respectively because the rate on this debt was recently negotiated and we believe is similar to the rate that we could negotiate at each period-end. For additional information, see Note 4 Long-Term Debt.

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

As of May 15, 2015, we served 26 airports in nine states with a fleet of six Embraer EMB-120 Brasilias and 28 Beechcraft 1900D regional airliners.

Essential Air Service (“EAS”) Program

We derived approximately 64% of our total revenue from the EAS program for the quarter ended March 31, 2015, which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

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

As of May 15, 2015, we served 18 EAS communities on a subsidized basis.

Pilot Shortage

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

These new rules resulted in a greatly accelerated demand for qualified pilots as air carriers proceeded to increase pilot staffing requirements to compensate for the loss of crew efficiency due to the new rules. As a result, Great Lakes lost a large portion of its pool of qualified pilots with Airline Transport Pilot (“ATP”) certification to airlines operating aircraft with more seat availability and hence greater pilot earnings potential.

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

On March 18, 2014, the Company received from the FAA new operations specifications allowing the Company to hire pilots under FAR Part 135 regulatory requirements. This will allow us to restore first officer staffing levels while maintaining FAR Part 121 hiring, training and employment standards as we have always done as a Part 121 carrier. From February 2014 through March 2015 we have hired 90 new pilots. Of the 90 new hire pilots, 58 have completed training and 40 are operating in revenue generating scheduled air service.

The Company’s pilots are represented by the Sheet Metal, Air, Rail Transportation Union (“SMART”). The Company entered into a new agreement with the pilots on September 16, 2014. This agreement will continue in full force and effect for four years and thereafter is subject to amendment, which would reopen collective bargaining.

EAS Program Activity Subsequent to January 1, 2015

On January 4, 2015 the Company transitioned Essential Air Service in Silver City, NM to another carrier.

On February 9, 2015 the Company transitioned Essential Air Service in Visalia, CA to another carrier.

On April 30, 2015, Kingman, AZ became ineligible for Essential Air Service subsidy.

Financial Highlights

We had operating revenue of $12.5 million for the three-month period ending March 31, 2015, a 4.9% decrease compared to operating revenue of $13.1 million for the three-month period ending March 31, 2014. We realized a $2.5 million decrease in passenger revenue and a $1.9 million increase in public service revenue compared to the prior year period. The $2.5 million period-over-period decrease in passenger revenues was attributable to a 9% reduction in the number of departures in the first quarter of 2015 compared to the first quarter of 2014 in combination with operating the Beechcraft 1900D in a nine seat versus 19 seat configuration. These contributing factors are directly related to a nationwide shortage of qualified pilots. The $1.9 million increase in public service revenue is mostly attributable to earning higher subsidy per departure rates as we renewed Essential Air Service that required higher subsidy amounts as a result of operating the Beechcraft 1900D in a nine seat versus 19 seat configuration. Fewer seats available to generate passenger revenue requires a higher proportional amount of public service revenue to operate the same flight.

We had an operating loss of $1.2 million for the three-month period ending March 31, 2015, compared to an operating loss of $5.8 million for the three-month period ending March 31, 2014. The $4.6 million decrease in operating loss is attributable to a $5.3 million decrease in operating expenses, partially offset by a $0.6 million decrease in operating revenue. We realized a net loss of $1.4 million for the three-month period ending March 31, 2015, compared to net loss of $4.3 million for the three-month period ending March 31, 2014. The decrease in net loss is primarily a result of the decrease in operating loss discussed above, partially offset by $1.7 million decrease in income tax benefit due to a lower loss before income taxes, and a $0.1 million increase in interest expense.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following table sets forth certain financial information regarding our results of operations for the three months ended March 31, 2015 and 2014.

Statement of Loss Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2015				2014
				Year over Year
		Cents		Revenue/Cost		Cents
	Amount	per		Increase (Decrease)	Amount	per
	(in thousands)	ASM		Percentage	(in thousands)	ASM
Operating revenues:
Passenger	$4,406	20.9	¢	(36.4)%	$6,925	17.4	¢
Public service	8,034	38.1		30.5	6,158	15.5
Freight, charter and other	53	0.3		12.8	47	0.1

Total operating revenues	12,493	59.3		(4.9)	13,130	33.1

Operating expenses:
Salaries, wages, and benefits	4,910	23.3		(18.5)	6,024	15.2
Aircraft fuel	2,239	10.6		(48.8)	4,369	11.1
Aircraft maintenance, materials and repairs	1,225	5.8		(33.8)	1,851	4.7
Depreciation and amortization	1,520	7.2		(5.9)	1,615	4.1
Other rentals and landing fees	1,220	5.8		(12.9)	1,401	3.5
Other operating expenses	2,531	12.0		(30.4)	3,635	9.2

Total operating expenses	13,645	64.7		(27.8)	18,895	47.6

Operating loss	(1,152)	(5.4)		(80.0)	(5,765)	(14.5)
Interest expense, net	(1,066)	(5.1)		8.0	(987)	(2.5)

Loss before income taxes	(2,218)	(10.5	)¢	(67.2)%	(6,752)	(17.0	)¢
Income tax benefit	801	3.8		(67.5)	2,461	6.2

Net Loss	$(1,417)	(6.7	)¢	(67.0)%	$(4,291)	(10.8	)¢

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended March 31, 2015 and 2014.

	March 31, 2015		Increase (Decrease) from 2014	March 31, 2014
Selected Operating Data:
Available seat miles (in thousands) (1)	21,089		-46.9%	39,722
Revenue passenger miles (in thousands) (2)	7,465		-54.5%	16,405
Revenue passengers carried	26,573		-53.4%	57,031
Departures flown	7,048		-9.4%	7,780
Passenger load factor (3)	35.4%		-14.3%	41.3%
Average yield per revenue passenger mile (4)	59.0	¢	39.8%	42.2	¢
Revenue per available seat miles (5)	59.2	¢	78.9%	33.1	¢
Cost per available seat mile (6)	64.7	¢	35.9%	47.6	¢
Average passenger fare (7)	$165.80		36.5%	$121.43
Average passenger trip length (miles) (8)	281		-2.4%	288
Average cost per gallon of fuel	$2.22		-40.8%	$3.75

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown. For comparative purposes, the change in period over period ASMs was not only affected by fewer departures in 2015 versus 2014, but as the Company was forced to transition to operating Beech 1900s in a nine seat configuration to mitigate the effect of new pilot qualification rules; operating a flight with nine seats versus 19 seats had a significant effect on period over period ASMs. The standalone effect of operating nine seat Beech 1900s versus 19 seat Beech 1900s resulted in a decrease of 14,416,000 ASMs in the three month period ended March 31, 2015.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile. For prior year comparative purposes, considering the standalone effect of operating a portion of the Beech 1900 fleet in a nine seat configuration versus a 19 seat configuration; revenue per ASM would have decreased to 35.2 cents per ASM from the 59.2 cents per ASM (as illustrated above) for the three month period ended March 31, 2015.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles. For prior year comparative purposes, considering the standalone effect of operating a portion of the Beech 1900 fleet in a nine seat configuration versus a 19 seat configuration; cost per ASM would have decreased to 38.4 cents per ASM from the 64.7 cents per ASM (as illustrated above) for the three month period ended March 31, 2015.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Quarter 2015 to First Quarter 2014

Passenger Revenues. Passenger revenues were $4.4 million in the first quarter of 2015, a decrease of 36.4% from $6.9 million in the first quarter of 2014. The $2.5 million quarter-over-quarter decrease in passenger revenues was attributable to the curtailment of operations as a result of operating a large portion of our Beechcraft 1900D fleet in a nine seat configuration due to a severe shortage of available qualified pilots.

Public Service Revenues. Public service revenues collected through the EAS Program increased 30.5% to $8.0 million during the first quarter of 2015, as compared to $6.2 million during the first quarter of 2014. The increase in public service revenue can be attributed to higher subsidy rates per departure as a result of operating the Beechcraft 1900D in a nine seat configuration. Fewer seats available to generate passenger revenue requires a higher proportional amount of public service revenue to operate the same flight. As we renewed EAS contracts utilizing nine seat configured aircraft, we increased our subsidy per departure rates. At March 31, 2015 and March 31, 2014, we served 18 and 22 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues during the first quarter of 2015 was consistent with the first quarter of 2014.

Operating Expenses. Total operating expenses were $13.6 million, or 64.7 cents per ASM, in the first quarter of 2015, as compared to $18.9 million, or 47.6 cents per ASM in the first quarter of 2014.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $4.9 million in the first quarter of 2015, a decrease of 18.5% from $6.0 million in the first quarter of 2014. The decrease in salaries, wages, and benefits was mostly attributable to the decreased number of employees as a result of the decreased operations due to the industry-wide shortage of qualified pilots.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $2.2 million, or 10.6 cents per ASM, in the first quarter of 2015. In comparison, our aircraft fuel and into-plane expense for the first quarter of 2014 was $4.4 million, or 11.1 cents per ASM. The average cost of fuel decreased from $3.75 per gallon in the first quarter of 2014 to $2.22 per gallon in the first quarter of 2015. We estimate that of the $2.2 million decrease in year-over-year fuel cost that $1.5 million is attributable to fuel price decreases and $0.7 million is attributable to the reduction in operations. At first quarter 2015 rates of consumption, a one-cent increase or decrease in the price per gallon of fuel will increase or decrease our fuel expense by approximately $40,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $1.2 million during the first quarter of 2015, which was a 33.8% decrease from $1.9 million during the first quarter of 2014. The decrease was primarily attributable to the reduction of component repairs and the timing of engine overhaul expenses resulting from the reduced operations.

Depreciation and amortization. Depreciation and amortization expense was $1.5 million during the first quarter of 2015 which was consistent with $1.6 million in the first quarter of 2014.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.2 million during the first quarter of 2015, which was a decrease of $0.2 million from the first quarter of 2014. The decrease was mainly attributable to decreased landing fees resulting from the 9.4% reduction in departures along with reduced hub rental expense.

Other Operating Expenses. Other operating expenses were $2.5 million, or 12.0 cents per ASM during the first quarter of 2015, which was a decrease from $3.6 million, or 9.2 cents per ASM during the first quarter of 2014. The decrease was mainly attributable to decreases in passenger related expenses of $487,000, security $302,000, station equipment and expenses $191,000, legal and professional fees of $70,000 and deicing and other expenses of $76,000. These were partially offset by increased pilot related expenses of $23,000.

Interest Expense. We incurred interest expense of $1.1 million in the first quarter of 2015 which was consistent with $1.0 million in the first quarter of 2014.

Income Tax Expense. For the three months ended March 31, 2015, we recorded an income tax benefit of $0.8 million and for the three months ended March 31, 2014, we recorded an income tax benefit of $2.5 million. Our estimated effective federal and state income tax rate is 36.0% for the three months ended March 31, 2015.

Seasonality

Seasonal factors, related to weather conditions and changes in passenger demand, generally affect our monthly passenger enplanements. We have historically shown a higher level of passenger enplanements in the May through October period as compared with the November through April period for many of the cities served. These seasonal factors have generally resulted in reduced revenues, lower operating income, and reduced cash flow for us during the November through April period. As a result of such factors, our revenues and earnings have shown a corresponding increase during the May through October period. EAS revenues are generated under subsidy per departure rates established by the DOT and we realize revenue as departures are performed. Inherently, most of our EAS revenues, other than winter weather related cancellations, are not affected by seasonality, but certain EAS markets do receive summer season increased departures which are eligible for subsidy revenue

Liquidity, Financing and Capital Resources

On December 22, 2014, we entered into a Loan Agreement (the “Loan Agreement”) with Callidus Capital Corporation (the “Lender”). The Lender agreed to make available to the Company: (i) a $25,000,000 single advance term loan facility, (ii) a revolving loan facility with availability of up to $6,000,000 and (iii) a second revolving loan facility with availability of up to $3,000,000. The $25,000,000 term loan was disbursed at closing, and substantially all of its proceeds were used to pay all outstanding borrowings, fees and expenses under the Credit Agreement dated November 6, 2011 as amended between the Company and Crystal Financial LLC and other lenders (the “Refinanced Credit Agreement”). The revolving loan facilities may be used for our working capital needs. At March 31, 2015, the entire undrawn balance of $6 million and $3 million was available to us under the first and second revolving loan facilities.

In connection with the Loan Agreement described above, we repaid obligations totaling $24.9 million, which constituted all outstanding borrowings, fees and expenses under prior borrowing facilities. In connection with the repayment, our previous lenders terminated their security agreements and released all of their security interests in the Company’s aircraft and other assets.

The term loan and revolving credit facilities mature on December 22, 2017 at which time any outstanding balances will be due and payable. At that time, in order to pay the principal amount, the Company would need to raise cash by obtaining new debt financing, raising additional equity financing or selling owned aircraft or a combination thereof. We are not required to make any principal payments under the Loan Agreement until December 22, 2017, absent an event of default.

We have experienced a shortage of qualified pilots which has caused us to curtail operations and reduce capacity. The pilot shortage and its effect on operations are expected to continue until we can hire and train enough pilots to reestablish operations in those markets in which we were forced to suspend service or expand into new markets. As a result of refinancing all of the Company’s debt on terms that will not require any scheduled principal payments until December 22, 2017, the Company has improved its working capital capabilities to support its efforts in reestablishing curtailed operations. At March 31, 2015, our outstanding principal balance on the term loan was $25.0 million and we had not borrowed under the revolving credit facility.

For the three months ending March 31, 2015, we invested $0.1 million of cash in aircraft, engines, rotable parts and other equipment, mostly represented by rotable parts acquisitions. We do not expect to acquire additional aircraft or engines in the foreseeable future.

At March 31, 2015 the Company has no aircraft lease obligations.

Sources and Uses of Cash. As of March 31, 2015, our cash balance was $1.9 million.

Cash Provided by Operating Activities. During the three months ended March 31, 2015, our cash used by operating activities was $0.2 million compared to cash used in the three month period ending March 31, 2014 of $1.6 million. During the three months ended March 31, 2015 we generated a net loss of $1.4 million compared to a net loss of $4.3 million for the three months ended March 31, 2014. We recorded non-cash depreciation and amortization of $1.6 million and $0.8 million of deferred tax benefit in the first quarter of 2015. The timing of other working capital items generated $0.5 million of cash in the first quarter of 2015.

Cash Flows from Investing Activities. For the three month period ending March 31, 2015, we invested $0.1 million for the purchase of replacement aircraft rotable components and other property and equipment, which was a decrease as compared to the $0.6 million of purchases in the period ended March 31, 2014.

Cash Flows from Financing Activities. For the three month period ending March 31, 2015, there were no incremental borrowings under our working capital lines of credit nor were we required to make any principal payments on our long-term debt. In the period ended March 31, 2014, we made a $1 million principal payment on our debt.

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

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of March 31, 2015, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 16.4% of our operating expenses in the three-month period ending March 31, 2015. At rates of consumption for the first three months of 2015, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $40,000 annually.

Interest Rates

Our operations are capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At March 31, 2015, we had approximately $25 million of fixed rate debt.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

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

During the period covered by this Quarterly Report on Form 10-Q, there were no material developments in any legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015.

Item 6.	EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: May 14, 2015	By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.

E-1