Form 10-Q
period 2015-06-30
GREAT LAKES AVIATION LTD
filed 2015-08-14
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015, 8,974,990 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$555,421	$2,202,273
Accounts receivable and other receivables	4,022,884	5,337,193
Inventories	6,229,232	6,578,419
Prepaid expenses and other current assets	3,231,094	1,785,433
Deferred income taxes	1,249,365	1,249,365

Total current assets	15,287,996	17,152,683

Property and equipment:
Flight equipment	126,386,043	126,252,883
Other property and equipment	10,772,250	10,692,328
Less accumulated depreciation and amortization	(94,700,422)	(93,119,738)

Total property and equipment	42,457,871	43,825,473

Other assets	1,367,191	3,283,360

Total assets	$59,113,058	$64,261,516

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$26,500,000	$—
Accounts payable	1,574,447	2,177,376
Accrued interest, unearned revenue and other liabilities	3,026,310	2,131,928

Total current liabilities	31,100,757	4,309,304

Long-term debt	—	25,000,000
Deferred income taxes	1,179,644	3,705,007

Total liabilities	32,280,401	33,014,311

Commitments and contingencies
Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.
No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares.
8,974,990 shares issued and outstanding	89,750	89,750
Paid-in capital	31,494,609	31,494,609
Accumulated deficit	(4,751,702)	(337,154)

Total stockholders’ equity	26,832,657	31,247,205

Total liabilities and stockholders’ equity	$59,113,058	$64,261,516

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Operating Revenues:
Passenger	$3,681,415	$8,135,165	$8,087,204	$15,060,195
Public service	6,945,946	6,686,839	14,979,864	12,845,059
Freight, charter, and other	35,535	36,807	89,047	83,265

Total operating revenues	10,662,896	14,858,811	23,156,115	27,988,519

Operating expenses:
Salaries, wages, and benefits	4,648,676	5,012,238	9,558,549	11,035,800
Aircraft fuel	2,028,481	4,114,099	4,267,210	8,483,345
Aircraft maintenance, materials, and repairs	2,732,522	773,725	3,957,386	2,624,334
Depreciation and amortization	1,512,589	1,594,394	3,032,167	3,209,704
Other rentals and landing fees	950,899	1,189,982	2,171,465	2,591,500
Other operating expenses	2,080,424	3,572,036	4,611,686	7,206,726

Total operating expenses	13,953,591	16,256,474	27,598,463	35,151,409

Operating loss	(3,290,695)	(1,397,663)	(4,442,348)	(7,162,890)

Other expense:
Interest expense, net of interest income of $236, $160, $417 and $320, respectively	(1,430,879)	(1,130,434)	(2,497,088)	(2,117,303)

Loss before income taxes	(4,721,574)	(2,528,097)	(6,939,436)	(9,280,193)

Income tax benefit	1,723,792	938,841	2,524,888	3,400,244

Net loss	$(2,997,782)	$(1,589,256)	$(4,414,548)	$(5,879,949)

Net loss per share:
Basic	$(0.33)	$(0.18)	$(0.49)	$(0.66)
Diluted	$(0.33)	$(0.18)	$(0.49)	$(0.66)

Weighted average shares outstanding:
Basic	8,974,990	8,974,990	8,974,990	8,974,990
Diluted	8,974,990	8,974,990	8,974,990	8,974,990

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,414,548)	$(5,879,949)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,032,167	3,209,704
Loss on property and equipment	84,863	94,224
Amortization of debt issuance costs	270,556	353,548
Deferred tax benefit	(2,525,363)	(3,393,613)
Change in current operating items:
Accounts receivable and other receivables	1,314,309	1,737,550
Inventories	349,187	1,032,440
Prepaid expenses and other current assets	(85,244)	685,071
Other assets	285,193	452,241
Accounts payable	(602,929)	(572,869)
Accrued interest, unearned revenue and other liabilities	894,382	(115,294)

Net cash used in operating activities	(1,397,427)	(2,396,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(1,749,425)	(638,422)

Net cash flows used in investing activities	(1,749,425)	(638,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	—	(1,452,000)
Proceeds from borrowing	1,500,000	1,500,000
Payment for debt issuance costs	—	(429,436)

Net cash used in financing activities	1,500,000	(381,436)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,646,852)	(3,416,805)

Cash and Cash Equivalents:
Beginning of period	2,202,273	6,597,927

End of period	$555,421	$3,181,122

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$1,600,647	$1,730,209

Cash paid during the period for income taxes	$—	$4,579

See accompanying notes to financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Six Months Ended June 30, 2015

(unaudited)

	Common stock		Paid-in capital	Accumulated deficit	Total
	Shares	Amount

Balance at January 1, 2015	8,974,990	$89,750	$31,494,609	$(337,154)	$31,247,205
Net loss	—	—	—	(4,414,548)	(4,414,548)

Balance at June 30, 2015	8,974,990	$89,750	$31,494,609	$(4,751,702)	$26,832,657

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

June 30, 2015

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

The Company estimates that approximately 51% of Great Lakes’ passenger traffic utilized the United code share product line in the six months ending June 30, 2015.

Public Service Revenue

Approximately 65% and 46% of the Company’s total revenue during each of the six months ended June 30, 2015 and 2014, respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the Essential Air Service program through September 30, 2015, at which time, we expect it will be renewed.

As of August 10, 2015, the Company served 24 airports, of which 16 locations receive EAS subsidy, in nine states with a fleet of six Embraer EMB-120 Brasilia and 28 Beechcraft 1900D regional airliners. The Company currently operates hubs in Denver, CO, Los Angeles, CA, Minneapolis, MN and Phoenix, AZ.

Liquidity

On December 22, 2014, we entered into a Loan Agreement (the “Loan Agreement”) with Callidus Capital Corporation (the “Lender”). The Lender agreed to make available to the Company: (i) a $25,000,000 single advance term loan facility, (ii) a revolving loan facility with availability of up to $6,000,000 and (iii) a second revolving loan facility with availability of up to $3,000,000. The $25,000,000 term loan was disbursed at closing, and substantially all of its proceeds were used to pay all outstanding borrowings, fees and expenses under our prior credit agreement.

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

As a result of a higher than expected pilot shortage and related curtailment of operations in the second quarter of 2015, as of June 30, 2015, the Company was not in compliance with the fixed charge coverage ratio financial covenant contained in the Company’s Loan Agreement. Specifically the Company is required to maintain a fixed charge coverage ratio, calculated by dividing trailing 12 month earnings before interest, taxes, depreciation and amortization (EBITDA), less unfinanced capital expenditures, by trailing 12 month interest expense, as defined by the Loan Agreement, of 0.76:1 or more. The Company does not expect to be in compliance with its fixed charge coverage ratio covenant throughout the balance of 2015 as EBITDA is calculated on a trailing 12-month basis. Under the Loan Agreement, the Company has until August 28, 2015 (the “Cure Period”) to cure this covenant violation. During the Cure Period the Lender has no obligation to make further loans under the Loan Agreement. We do not expect to be able to cure the covenant violation upon the expiration of the Cure Period. If we fail to cure the covenant violation during the Cure Period, an event of default under the Loan Agreement will occur which will permit the Company’s Lender to exercise its right to declare our debt obligations to be immediately due and payable, to terminate the Lender’s obligation to advance any additional borrowings under the original terms of the Loan Agreement, and to take possession of substantially all of the Company’s assets. As a result of not being in compliance with the terms of the Loan Agreement and the expectation that the Company will not be in compliance with the terms of the Loan Agreement throughout 2015, all borrowings (approximately $26.5 million) under the Company’s senior credit facility are classified as current maturities as of June 30, 2015.

As a result of the covenant violation the Company also reclassified the related debt issuance costs from long-term other assets to other current assets. Additionally, the event of default triggers an accelerated payment due for the 1.25% facility fee of $425,000 which is included in accrued liabilities.

We are working with our Lender to negotiate a modification of our Loan Agreement to allow for additional borrowings, subject to the limitations of our collateral values, reset fixed charge ratios, and reinstate the maturity dates of our existing loans.

In the event that the Company is unsuccessful in modifying our Loan Agreement on commercially reasonable terms, the Company will need to consider several alternatives, including, but not limited to, additional equity financings, debt financings, and other funding transactions, including the sale or sale-leaseback of certain aircraft.

The Company cannot make assurances that its assets or cash flow from operations will be sufficient to repay borrowings under its existing debt obligations, either upon maturity or if accelerated, or that it will be able to renegotiate favorable terms of the proposed modifications to our existing Loan Agreement. In addition, the Company cannot make assurances that any additional sources of capital or liquidity would be available. This would have a material adverse impact on our liquidity and financial position.

Until the Company is able to cure the covenant violation or to successfully renegotiate our existing debt obligations, it is expected that the Company will not have sufficient liquidity to service its existing debt obligations for the next 12 month period. These factors raise significant doubts about our ability to continue as a going concern.

2.	Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(2,997,782)	$(1,589,256)	$(4,414,548)	$(5,879,949)
Denominator:
Weighted average shares outstanding, basic	8,974,990	8,974,990	8,974,990	8,974,990

Weighted average shares outstanding, diluted	8,974,990	8,974,990	8,974,990	8,974,990

Net loss per share, basic	$(0.33)	$(0.18)	$(0.49)	$(0.66)
Net loss per share, diluted	$(0.33)	$(0.18)	$(0.49)	$(0.66)

For the three month and six month periods ended June 30, 2015 and June 30, 2014 there were no options or other potentially dilutive securities outstanding.

3.	Accrued Liabilities

Accrued liabilities consisted of the following balances at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Unearned revenue	817,009	645,320
Accrued property taxes	247,404	68,140
Accrued interest	302,586	89,491
Accrued payroll	1,180,276	1,290,555
Accrued Facility Fee	425,000	—
Other	54,035	38,422

Total accrued liabilities	$3,026,310	$2,131,928

4.	Long-Term Debt

The following table sets forth, as of June 30, 2015 and December 31, 2014, the carrying amount of the Company’s long-term debt. Under the terms of the Loan Agreement, no scheduled principal payments are required until the earlier of the lender declaring all obligations due and payable or the December 2017 maturity date.

	June 30, 2015	December 31, 2014
Long-term debt:
Term Loan	$25,000,000	$25,000,000
Revolving Loans	1,500,000	—

Total long-term debt	26,500,000	25,000,000

Less current portion:
Term Loan (1)	(25,000,000)	—
Revolving Loans (1)	(1,500,000)	—

Total current portion	(26,500,000)	—

Total long-term debt portion	—	25,000,000

(1)	All debt is classified as current as a result of not being in compliance with our loan agreement and the lender’s ability to declare our obligations due and payable.

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

Under the original terms, absent the covenant violation, the loans under the Loan Agreement would mature on December 22, 2017 at which time all outstanding principal balances will be due and payable. No scheduled principal payments will be required until the earlier of the lender declaring all amounts due and payable or the maturity date unless there is a devaluation in the collateral supporting the term loan. Through June 30, 2015, outstanding principal under the term loan and revolving loans paid interest at a fixed rate of 14% per year. In addition, the Company paid a 1% facility fee at closing and will be required to pay a 1.25% facility fee on the maturity date or in an event of default. While the Lender has not declared this facility fee due and payable, the event of default triggers the accelerated payment due date. The Company will also be assessed a maintenance and monitoring fee of $3,000 per month and a 1% unused line fee. The 1% facility fee paid at closing was recorded to other assets and is being amortized as interest expense using the effective interest rate method. The 1.25% facility fee due at maturity was being accrued as an increase to other accrued liabilities and interest expense each period using the effective interest rate method. The accelerated portion of $350,739 was accrued during this quarter. The maintenance and monitoring fee and the unused line fee are also recorded as interest expense as incurred. Debt issuance costs of $1.4 million have also been reclassified from long-term other assets to other current assets.

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

As of June 30, 2015, the Company was not in compliance with the fixed charge coverage ratio financial covenant contained in the Company’s Loan Agreement. Specifically the Company is required to maintain a fixed charge coverage ratio, calculated by dividing trailing 12 month earnings before interest, taxes, depreciation and amortization (EBITDA), less unfinanced capital expenditures, by trailing 12 month interest expense, as defined by the Loan Agreement, of .76:1 or more. The Company does not expect to be in compliance with its fixed charge coverage ratio covenant throughout the balance of 2015 as EBITDA is calculated on a trailing 12-month basis. Under the Loan Agreement, the Company has until August 28, 2015 to cure this covenant violation. During the Cure Period the Lender has no obligation to make further loans under the Loan Agreement. We do not expect to be able to cure the covenant violation upon the expiration of the Cure Period. If we fail to cure the covenant violation during the Cure Period, an event of default under the Loan Agreement will occur which will permit the Company’s Lender to exercise its right to declare our debt obligations to be immediately due and payable, to terminate the Lender’s obligation to advance any additional borrowings under the original terms of the Loan Agreement, and to take possession of substantially all of the Company’s assets. As a result of not being in compliance with the terms of the Loan Agreement and the expectation that the Company will not be in compliance with the terms of the Loan Agreement throughout 2015, all borrowings (approximately $26.5 million) under the Company’s senior credit facility are classified as current maturities as of June 30, 2015. An event of default will increase the rate of interest we pay on outstanding obligations from 14% per year to a default rate of 17% per year going forward. The covenant violation requires that the 1.25% facility fee be classified as current and recorded to interest expense resulting in an incremental interest expense of $350,739 in June 2015.

5.	Related Parties

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman and major stockholder. Total payments for these leases were $14,250 for each of the six months ending June 30, 2015 and 2014, respectively. As of June 30, 2015, Mr. Voss controlled 4,160,247 shares of common stock of the Company, representing approximately 46.4% of the Company’s outstanding common stock.

6.	Income Taxes

The Company’s annual effective income tax rate is estimated to be 36.4% for 2015. The Company’s effective tax rate includes non-deductible permanent tax differences. Prior to 2004, the Company reported significant cumulative losses and generated substantial net operating loss carryforwards. From 2007 through 2013, the Company utilized a portion of these carryforwards to offset taxable income. The losses recorded in 2014 are also expected to result in additional net operating loss carryforward when the Company files its income tax return for the 2014 tax year.

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

Our financial instruments consist of cash and cash equivalents, accounts receivable and other receivables, accounts payable, accrued liabilities and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and other receivables, accounts payable, and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The fair value of our long term debt approximates the carrying value of $26.5 million at June 30, 2015 and December 31, 2014, respectively because the rate on this debt was recently negotiated and we believe is similar to the rate that we could negotiate at each period-end. For additional information, see Note 4 Long-Term Debt.

8.	Subsequent Event

In July of 2015, the Company borrowed an additional $1.0 million under its revolving loan facility. At August 10, 2015 the Company had $27.5 million of total debt.

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

As of August 10, 2015, we served 24 airports in nine states with a fleet of six Embraer EMB-120 Brasilias and 28 Beechcraft 1900D regional airliners.

Essential Air Service (“EAS”) Program

We derived approximately 65% of our total revenue from the EAS program for the first six months ended June 30, 2015, which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provides for the authorization of the EAS program for federal fiscal years 2011 through 2015. Federal fiscal year 2015 ends on September 30, 2015. Historically, the EAS program has been renewed for four year authorizations. The FAA Modernization and Reform Act of 2012 reaffirmed the Congressional commitment to the continuance of the Essential Air Service program. The EAS program obtains a portion of the funding through annual Congressional appropriations.

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

As of August 10, 2015, we served 16 EAS communities on a subsidized basis.

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

Furthermore, the legislation directed the FAA Administrator to conduct a rule making proceeding, to identify specific academic training courses that would provide for exemptions to the 1,500 hour requirement. The FAA published the final rule in the Federal Register on July 15, 2013. These rules became effective August 1, 2013. As a result of the rule making process, first officers may be eligible to receive a “restricted privileges” ATP with a minimum of 750 hours if they were a military pilot, 1,000 hours if they have received a bachelor’s degree from an accredited educational institution with an aviation major and 1,250 hours if they have received an associate’s degree from an accredited educational institution with an aviation major. It should be noted that accredited educational institutions provide very limited actual flight experience and that graduates from these institutions typically will have received between 250 to 350 hours of actual flight time. In fact, recent graduates and other newly certified pilots have had to find alternative flying jobs to accumulate the flight hour experience required by the new regulations.

The effect of the new pilot rules has been severe. Great Lakes has historically provided this career path for more than 32 years. Prior to this new rule, regulatory requirements provided for pilots to become eligible as first officers for a FAR Part 121 air carrier with a minimum of 250 hours of experience. The new rules also mandate that a first officer must have 1,000 hours as a FAR Part 121 first officer in an air carrier operation prior to being eligible to serve as a captain in a FAR Part 121 airline. As an alternative, the rule provides for captain eligibility under FAR Part 121 for pilots who accumulate 1,000 hours of pilot in command time in a FAR Part 135 operation.

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

On March 18, 2014, the Company received from the FAA new operations specifications allowing the Company to hire pilots under FAR Part 135 regulatory requirements. This provides the Company with the unique capabilities to hire first officers while maintaining FAR Part 121 hiring, training and employment standards as we have always done as a Part 121 carrier. As a result, Great Lakes is essentially performing the role of a flight academy by providing new pilots with the opportunity to accumulate the flight time necessary to satisfy the new regulations. At January 1, 2015 we employed 89 pilots. As of August 10, 2015, we employed 72 pilots with 6 pilots in new hire training. We have been challenged with the pace in which we can hire and train pilots versus the pace in which pilots have resigned to fill positons with larger carriers.

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

EAS Program Activity Subsequent to January 1, 2015

On January 4, 2015 the Company transitioned Essential Air Service in Silver City, NM to another carrier.

On February 9, 2015 the Company transitioned Essential Air Service in Visalia, CA to another carrier.

On April 30, 2015, Kingman, AZ became ineligible for Essential Air Service subsidy.

On June 30, 2015 the Company transitioned Essential Air Service in Alliance and Chadron, NE to another carrier.

Financial Highlights

We had operating revenue of $23.2 million for the six-month period ending June 30, 2015, a 17.3% decrease compared to operating revenue of $28.0 million for the six-month period ending June 30, 2014. We realized a $7.0 million decrease in passenger revenue and a $2.1 million increase in public service revenue compared to the prior year period. The $7.0 million period-over-period decrease in passenger revenues was attributable to a 16.1% reduction in the number of departures in the first six months of 2015 compared to the first six months of 2014 in combination with operating the Beechcraft 1900D in a nine seat versus 19 seat configuration. These contributing factors are directly related to a nationwide shortage of qualified pilots which has had an acute negative impact on our operations, revenue, income and liquidity. The $2.1 million increase in public service revenue is mostly attributable to earning higher subsidy per departure rates as we renewed Essential Air Service that required higher subsidy amounts as a result of operating the Beechcraft 1900D in a nine seat versus 19 seat configuration. Fewer seats available to generate passenger revenue requires a higher proportional amount of public service revenue to operate the same flight.

We had an operating loss of $4.4 million for the six-month period ending June 30, 2015, compared to an operating loss of $7.2 million for the six-month period ending June 30, 2014. The $2.7 million decrease in operating loss is attributable to a $7.2 million decrease in operating expenses, partially offset by a $4.8 million decrease in operating revenue. We realized a net loss of $4.4 million for the six-month period ending June 30, 2015, compared to net loss of $5.9 million for the six-month period ending June 30, 2014. The decrease in net loss is primarily a result of the decrease in operating loss discussed above, partially offset by $0.8 million decrease in income tax benefit due to a lower loss before income taxes.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

The following table sets forth certain financial information regarding our results of operations for the three months ended June 30, 2015 and 2014.

Statement of Loss Data

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30,
	2015				2014
	Amount (in thousands)	Cents per ASM (1)		Year over Year Revenue/Cost Increase (Decrease) Percentage	Amount (in thousands)	Cents per ASM (1)
Operating revenues:
Passenger	$3,681	19.1	¢	(54.8)%	$8,135	27.5	¢
Public service	6,946	36.0		3.9	6,687	22.6
Freight, charter and other	36	0.2		(2.7)	37	0.1

Total operating revenues	10,663	55.2		(28.2)	14,859	50.3

Operating expenses:
Salaries, wages, and benefits	4,649	24.1		(7.2)	5,012	17.0
Aircraft fuel	2,028	10.5		(50.7)	4,114	13.9
Aircraft maintenance, materials and repairs	2,733	14.2		253.1	774	2.6
Depreciation and amortization	1,513	7.8		(5.1)	1,594	5.4
Other rentals and landing fees	951	4.9		(20.1)	1,190	4.0
Other operating expenses	2,080	10.8		(41.8)	3,572	12.1

Total operating expenses	13,954	72.3		(14.2)	16,256	55.0

Operating loss	(3,291)	(17.0)		135.6	(1,397)	(4.7)
Interest expense, net	(1,431)	(7.4)		26.6	(1,130)	(3.8)

Loss before income taxes	(4,722)	(22.4	)¢	86.9%	(2,527)	(8.5	)¢
Income tax benefit	1,724	8.9		83.6	939	3.2

Net Loss	$(2,998)	(15.5	)¢	88.8%	$(1,588)	(5.4	)¢

1.	Available Seat Miles

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended June 30, 2015 and 2014.

	June 30, 2015		Increase (Decrease) from 2014	June 30, 2014
Selected Operating Data:
Available seat miles (in thousands) (1)	19,313		-34.7%	29,569
Revenue passenger miles (in thousands) (2)	7,326		-46.5%	13,703
Revenue passengers carried	26,397		-44.7%	47,697
Departures flown	5,891		-22.8%	7,633
Passenger load factor (3)	37.9%		-18.1%	46.3%
Average yield per revenue passenger mile (4)	50.3	¢	-15.3%	59.4	¢
Revenue per available seat miles (5)	55.2	¢	9.7%	50.3	¢
Cost per available seat mile (6)	72.2	¢	31.3%	55.0	¢
Average passenger fare (7)	$139.46		4.0%	$134.14
Average passenger trip length (miles) (8)	278		-3.1%	287
Average cost per gallon of fuel	$2.41		-33.1%	$3.60

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown. For comparative purposes, the change in period over period ASMs was not only affected by fewer departures in 2015 versus 2014, but as the Company was forced to transition to operating Beech 1900s in a nine seat configuration to mitigate the effect of new pilot qualification rules; operating a flight with nine seats versus 19 seats had a significant effect on period over period ASMs. The standalone effect of operating nine seat Beech 1900s versus 19 seat Beech 1900s resulted in a decrease of 9,597,000 ASMs in the three month period ended June 30, 2015.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile. For prior year comparative purposes, considering the standalone effect of operating a portion of the Beech 1900 fleet in a nine seat configuration versus a 19 seat configuration; revenue per ASM would have decreased to 36.7 cents per ASM from the 55.2 cents per ASM (as illustrated above) for the three month period ended June 30, 2015.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles. For prior year comparative purposes, considering the standalone effect of operating a portion of the Beech 1900 fleet in a nine seat configuration versus a 19 seat configuration; cost per ASM would have decreased to 48.3 cents per ASM from the 72.2 cents per ASM (as illustrated above) for the three month period ended June 30, 2015.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Second Quarter 2015 to Second Quarter 2014

Passenger Revenues. Passenger revenues were $3.7 million in the second quarter of 2015, a decrease of 54.8% from $8.1 million in the second quarter of 2014. The $4.4 million quarter-over-quarter decrease in passenger revenues was attributable to the curtailment of operations as a result of a severe shortage of available qualified pilots and operating a large portion of our Beechcraft 1900D fleet in a nine seat configuration.

Public Service Revenues. Public service revenues collected through the EAS Program increased 3.9% to $6.9 million during the second quarter of 2015, as compared to $6.7 million during the second quarter of 2014. The increase in public service revenue can be attributed to higher subsidy rates per departure as a result of operating the Beechcraft 1900D in a nine seat configuration. Fewer seats available to generate passenger revenue requires a higher proportional amount of public service revenue to operate the same flight. As we renewed EAS contracts utilizing nine seat configured aircraft, we increased our subsidy per departure rates. At June 30, 2015 and June 30, 2014, we served 16 and 20 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues during the second quarter of 2015 was consistent with the second quarter of 2014.

Operating Expenses. Total operating expenses were $14.0 million, or 72.3 cents per ASM, in the second quarter of 2015, as compared to $16.3 million, or 55.0 cents per ASM in the second quarter of 2014.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $4.6 million in the second quarter of 2015, a decrease of 7.2% from $5.0 million in the second quarter of 2014. The decrease in salaries, wages, and benefits was mostly attributable to the decreased number of employees as a result of the decreased operations due to the industry-wide shortage of qualified pilots.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $2.0 million, or 10.5 cents per ASM, in the second quarter of 2015. In comparison, our aircraft fuel and into-plane expense for the second quarter of 2014 was $4.1 million, or 13.9 cents per ASM. The average cost of fuel decreased from $3.60 per gallon in the second quarter of 2014 to $2.41 per gallon in the second quarter of 2015. We estimate that of the $2.1 million decrease in year-over-year fuel cost that $1.0 million is attributable to fuel price decreases and $1.1 million is attributable to the reduction in operations. At second quarter 2015 rates of consumption, a one-cent increase or decrease in the price per gallon of fuel will increase or decrease our fuel expense by approximately $46,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $2.7 million during the second quarter of 2015, which was a 253.1% increase from $0.8 million during the second quarter of 2014. The increase resulted from expenditures related to component repairs and engine overhaul expense.

Depreciation and Amortization. Depreciation and amortization expense was $1.5 million during the second quarter of 2015 which was consistent with $1.6 million in the second quarter of 2014.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $1.0 million during the second quarter of 2015, which was a decrease of $0.2 million from the second quarter of 2014. The decrease was mainly attributable to decreased landing fees resulting from the 22.8% reduction in departures along with reduced hub rental expense.

Other Operating Expenses. Other operating expenses were $2.0 million, or 10.8 cents per ASM during the second quarter of 2015, which was a decrease from $3.6 million, or 12.1 cents per ASM during the second quarter of 2014. The decrease was mainly attributable to decreases in legal and professional fees of $586,000, pilot related expenses $306,000, security related expenses $296,000, passenger related expenses of $185,000, communications and utilities $65,000 and other expenses of $54,000.

Interest Expense. We incurred interest expense of $1.4 million in the second quarter of 2015 compared to $1.1 million in the second quarter of 2014. This $0.3 million increase was a result of recording the accelerated portion of the 1.25% loan facility fee, which is payable when the loan matures or declared payable as a result of an event of default, to interest expense in the second quarter of 2015.

Income Tax Expense. For the three months ended June 30, 2015, we recorded an income tax benefit of $1.7 million and for the three months ended June 30, 2014, we recorded an income tax benefit of $0.9 million. Our estimated effective federal and state income tax rate is 36.4% for 2015.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

The following table sets forth certain financial information regarding our results of operations for the six months ended June 30, 2015 and 2014.

Statement of Loss Data

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2015				2014
	Amount (in thousands)	Cents per ASM (1)		Year over Year Revenue/Cost Increase (Decrease) Percentage	Amount (in thousands)	Cents per ASM (1)
Operating revenues:
Passenger	$8,087	20.0	¢	(46.3)%	$15,060	21.7	¢
Public service	14,980	37.1		16.6	12,845	18.5
Freight, charter and other	89	0.2		7.2	83	0.1

Total operating revenues	23,156	57.3		(17.3)	27,988	40.4

Operating expenses:
Salaries, wages, and benefits	9,559	23.7		(13.4)	11,036	15.9
Aircraft fuel	4,267	10.6		(49.7)	8,483	12.2
Aircraft maintenance, materials and repairs	3,957	9.8		50.8	2,624	3.8
Depreciation and amortization	3,032	7.5		(5.5)	3,210	4.6
Other rentals and landing fees	2,171	5.4		(16.2)	2,591	3.7
Other operating expenses	4,612	11.4		(36.0)	7,207	10.4

Total operating expenses	27,598	68.3		(21.5)	35,151	50.7

Operating loss	(4,442)	(11.0)		(38.0)	(7,163)	(10.3)
Interest expense, net	(2,497)	(6.2)		17.9	(2,117)	(3.1)

Loss before income taxes	(6,939)	(17.2	)¢	(25.2)%	(9,280)	(13.4	)¢
Income tax benefit	2,525	6.2		(25.7)	3,400	4.9

Net Loss	$(4,414)	(10.9	)¢	(24.9)%	$(5,880)	(8.5	)¢

1.	Available Seat Miles

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the six months ended June 30, 2015 and 2014.

	June 30, 2015		Increase (Decrease) from 2014	June 30, 2014
Selected Operating Data:
Available seat miles (in thousands) (1)	40,403		-41.7%	69,291
Revenue passenger miles (in thousands) (2)	14,790		-50.9%	30,107
Revenue passengers carried	52,970		-49.4%	104,728
Departures flown	12,939		-16.1%	15,413
Passenger load factor (3)	36.6%		-15.9%	43.5%
Average yield per revenue passenger mile (4)	54.7	¢	9.4%	50.0	¢
Revenue per available seat miles (5)	57.3	¢	41.8%	40.4	¢
Cost per available seat mile (6)	68.3	¢	34.7%	50.7	¢
Average passenger fare (7)	$152.68		20.0%	$127.21
Average passenger trip length (miles) (8)	279		-2.8%	287
Average cost per gallon of fuel	$2.32		-36.8%	$3.67

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown. For comparative purposes, the change in period over period ASMs was not only affected by fewer departures in 2015 versus 2014, but as the Company was forced to transition to operating Beech 1900s in a nine seat configuration to mitigate the effect of new pilot qualification rules; operating a flight with nine seats versus 19 seats had a significant effect on period over period ASMs. The standalone effect of operating nine seat Beech 1900s versus 19 seat Beech 1900s resulted in a decrease of 22,199,000 ASMs in the six month period ended June 30, 2015.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” represents the average total operating revenue received for each available seat mile. For prior year comparative purposes, considering the standalone effect of operating a portion of the Beech 1900 fleet in a nine seat configuration versus a 19 seat configuration; revenue per ASM would have decreased to 36.7 cents per ASM from the 57.3 cents per ASM (as illustrated above) for the six month period ended June 30, 2015.
(6)	“Cost per available seat mile” represents operating expenses divided by available seat miles. For prior year comparative purposes, considering the standalone effect of operating a portion of the Beech 1900 fleet in a nine seat configuration versus a 19 seat configuration; cost per ASM would have decreased to 44.1 cents per ASM from the 68.3 cents per ASM (as illustrated above) for the six month period ended June 30, 2015.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Six Months 2015 to First Six Months 2014

Passenger Revenues. Passenger revenues were $8.1 million in the first six months of 2015, a decrease of 46.3% from $15.1 million in the first six months of 2014. The $7.0 million quarter-over-quarter decrease in passenger revenues was attributable to the curtailment of operations as a result of a severe shortage of available qualified pilots and operating a large portion of our Beechcraft 1900D fleet in a nine seat configuration.

Public Service Revenues. Public service revenues collected through the EAS Program increased 16.6% to $15.0 million during the first six months of 2015, as compared to $12.8 million during the first six months of 2014. The increase in public service revenue can be attributed to higher subsidy rates per departure as a result of operating the Beechcraft 1900D in a nine seat configuration. Fewer seats available to generate passenger revenue requires a higher proportional amount of public service revenue to operate the same flight. As we renewed EAS contracts utilizing nine seat configured aircraft, we increased our subsidy per departure rates. At June 30, 2015 and June 30, 2014, we served 16 and 20 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. Other revenues during the second quarter of 2015 was consistent with the first six months of 2014.

Operating Expenses. Total operating expenses were $27.6 million, or 68.3 cents per ASM, in the first six months of 2015, as compared to $35.2 million, or 50.7 cents per ASM in the first six months of 2014.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $9.6 million in the first six months of 2015, a decrease of 13.4% from $11.0 million in the first six months of 2014. The decrease in salaries, wages, and benefits was mostly attributable to the decreased number of employees as a result of the decreased operations due to the industry-wide shortage of qualified pilots.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $4.3 million, or 10.6 cents per ASM, in the first six months of 2015. In comparison, our aircraft fuel and into-plane expense for the first six months of 2014 was $8.5 million, or 12.2 cents per ASM. The average cost of fuel decreased from $3.67 per gallon in the first six months of 2014 to $2.32 per gallon in the first six months of 2015. We estimate that of the $4.2 million decrease in year-over-year fuel cost that $2.6 million is attributable to fuel price decreases and $1.6 million is attributable to the reduction in operations. At second quarter 2015 rates of consumption, a one-cent increase or decrease in the price per gallon of fuel will increase or decrease our fuel expense by approximately $46,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $4.0 million during the first six months of 2015, which was a 50.8% increase from $2.6 million during the first six months of 2014. The increase resulted from expenditures related to component repairs and engine overhaul expense.

Depreciation and Amortization. Depreciation and amortization expense was $30 million during the first six months of 2015 which was consistent with $3.2 million in the first six months of 2014.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $2.2 million during the first six months of 2015, which was a decrease of $0.4 million from the first six months of 2014. The decrease was mainly attributable to decreased landing fees resulting from the 16.1% reduction in departures along with reduced hub rental expense.

Other Operating Expenses. Other operating expenses were $4.6 million, or 11.4 cents per ASM during the first six months of 2015, which was a decrease from $7.2 million, or 10.4 cents per ASM during the first six months of 2014. The decrease was mainly attributable to decreases in legal and professional fees of $637,000, passenger related expenses of $625,000, security $599,000, pilot related expenses $283,000, station equipment and expenses $189,000, communications and utilities $167,000 and deicing and other expenses of $95,000.

Interest Expense. We incurred interest expense of $2.5 million in the first six months of 2015 which was consistent with $2.1 million in the first six months of 2014. This $0.4 million increase was a result of recording the accelerated portion of the 1.25% loan facility fee, which is payable when the loan matures or declared payable as a result of an event of default, to interest expense in the second quarter of 2015.

Income Tax Expense. For the first six months ended June 30, 2015, we recorded an income tax benefit of $2.5 million and for the first six months ended June 30, 2014, we recorded an income tax benefit of $3.4 million. Our estimated effective federal and state income tax rate is 36.4% for 2015.

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

Liquidity, Financing and Capital Resources

On December 22, 2014, we entered into a Loan Agreement (the “Loan Agreement”) with Callidus Capital Corporation (the “Lender”). The Lender agreed to make available to us: (i) a $25,000,000 single advance term loan facility, (ii) a revolving loan facility with availability of up to $6,000,000 and (iii) a second revolving loan facility with availability of up to $3,000,000. The $25,000,000 term loan was disbursed at closing, and substantially all of its proceeds were used to pay $24.9 million of outstanding borrowings with our previous lenders. In June 2015 we borrowed $1.5 million under our revolving loan facility to fund capital expenditures related to flight equipment. We subsequently borrowed an additional $1.0 million in July of 2015 for general working capital needs.

The term loan and revolving credit facilities mature on December 22, 2017 at which time any outstanding balances will be due and payable. At that time, in order to pay the principal amount, we would need to raise cash by obtaining new debt financing, raising additional equity financing or selling owned aircraft or a combination thereof. We are not required to make any principal payments under the Loan Agreement until December 22, 2017, absent an event of default.

We have experienced a shortage of qualified pilots which has caused us to curtail operations and reduce capacity. The pilot shortage and its effect on operations are expected to continue until we can hire and train enough pilots to reestablish operations in those markets in which we were forced to suspend service or expand into new markets.

As of June 30, 2015, the Company was not in compliance with the fixed charge coverage ratio financial covenant contained in the Company’s Loan Agreement. Specifically the Company is required to maintain a fixed charge coverage ratio, calculated by dividing trailing 12 month earnings before interest, taxes, depreciation and amortization (EBITDA), less unfinanced capital expenditures, by trailing 12 month interest expense, as defined by the Loan Agreement, of .76:1 or more. The Company does not expect to be in compliance with its fixed charge coverage ratio covenant throughout the balance of 2015 as EBITDA is calculated on a trailing 12-month basis. Under the Loan Agreement, the Company has until August 28, 2015 to cure this covenant violation. During the Cure Period the Lender has no obligation to make further loans under the Loan Agreement. We do not expect to be able to cure the covenant violation upon the expiration of the Cure Period. If we fail to cure the covenant violation during the Cure Period, an event of default under the Loan Agreement will occur which will permit the Company’s Lender to exercise its right to declare our debt obligations to be immediately due and payable, to terminate the Lender’s obligation to advance any additional borrowings under the original terms of the Loan Agreement, and to take possession of substantially all of the Company’s assets. As a result of not being in compliance with the terms of the Loan Agreement and the expectation that the Company will not be in compliance with the terms of the Loan Agreement throughout 2015, all borrowings (approximately $26.5 million) under the Company’s senior credit facility are classified as current maturities as of June 30, 2015. An event of default will increase the rate of interest we pay on outstanding obligations from 14% per year to a default rate of 17% per year going forward. The covenant violation requires that the 1.25% facility fee be classified as current and recorded to interest expense resulting in an incremental interest expense of $350,739 in June 2015.

As a result of the covenant violation the Company also reclassified the related debt issuance costs from long-term other assets to other current assets. Additionally, the event of default triggers an accelerated payment due for the 1.25% facility fee of $425,000 which is included in accrued liabilities.

We are working with our Lender to negotiate a modification of our Loan Agreement to allow for additional borrowings, subject to the limitations of our collateral values, reset fixed charge ratios, and reinstate the maturity dates of our existing loans.

In the event that the Company is unsuccessful in modifying our Loan Agreement on commercially reasonable terms, the Company will need to consider several alternatives, including, but not limited to, additional equity financings, debt financings, and other funding transactions, including the sale or sale-leaseback of certain aircraft.

The Company cannot make assurances that its assets or cash flow from operations will be sufficient to repay borrowings under its existing debt obligations, either upon maturity or if accelerated, or that it will be able to renegotiate favorable terms of the proposed modifications to our existing Loan Agreement. In addition, the Company cannot make assurances that any additional sources of capital or liquidity would be available. This would have a material adverse impact on our liquidity and financial position.

Until the Company is able to cure the covenant violation or to successfully renegotiate our existing debt obligations, it is expected that the Company will not have sufficient liquidity to service its existing debt obligations for the next 12 month period. These factors raise significant doubts about our ability to continue as a going concern.

For the six months ending June 30, 2015, we invested $1.7 million of cash in aircraft, engines, rotable parts and other equipment, mostly represented by rotable parts acquisitions.

Sources and Uses of Cash. As of June 30, 2015, our cash balance was $0.6 million.

Cash Provided by Operating Activities. During the six months ended June 30, 2015, our cash used by operating activities was $1.4 million compared to cash used in the six month period ending June 30, 2014 of $2.4 million. During the six months ended June 30, 2015 we generated a net loss of $4.4 million compared to a net loss of $5.9 million for the six months ended June 30, 2014. We recorded non-cash depreciation and amortization of $3.0 million and $2.5 million of deferred tax benefit in the first six months of 2015. The timing of other working capital items generated $2.5 million of cash in the first six months of 2015.

Cash Flows from Investing Activities. For the six month period ending June 30, 2015, we invested $1.7 million for the purchase of replacement aircraft rotable components and other property and equipment, which was an increase as compared to the $0.6 million of purchases in the period ended June 30, 2014.

Cash Flows from Financing Activities. For the six month period ending June 30, 2015, there were $1.5 million in incremental borrowings under our working capital lines of credit and we were not required to make any principal payments on our long-term debt. In the six month period ended June 30, 2014, we made a $1.5 million principal payment on our debt.

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

Factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	our ability to hire and retain sufficient pilots to service existing routes and expand into other profitable routes;

2)	our ability to comply with our current debt obligations and covenants;

3)	our ability to amend our current debt obligations and covenants or obtain additional sources of capital to provide for operating cash requirements either through additional financings and/or sales of assets;

4)	the continuation of Essential Air Service and our ability to capitalize on it;

5)	the level of regulatory and environmental costs;

6)	airline industry and broader economic conditions;

7)	the continued connection capacity at our hubs and activities of our code share partners;

8)	our ability to monetize our net operating loss carry forwards;

9)	the incidence of domestic or international terrorism and military actions;

10)	competition from other airlines and ground transportation companies;

11)	the volatility of fuel costs;

12)	the incidence of labor disruptions or strikes;

13)	our ability to retain key personnel;

14)	the incidence of aircraft accidents;

15)	the incidence of technological failures or attacks;

16)	maintenance costs related to aging aircraft;

17)	the limited market for our securities;

18)	the volatility of the market price of our common stock;

19)	our concentration of stock ownership and control of the company by our Chairman and President;

20)	our ability to timely remediate any deficiencies in our internal controls;

21)	no expectation of dividend;

22)	anti-takeover provisions and other restrictions in our credit agreements.

Readers are cautioned not to attribute undue certainty on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we do not undertake to update any forward-looking statements except as required by law in the normal course of our public disclosure practices.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of June 30, 2015, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 15.5% of our operating expenses in the six-month period ending June 30, 2015. At rates of consumption for the first six months of 2015, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $46,000 annually.

Interest Rates

Our operations are capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At June 30, 2015, we had approximately $26.5 million of fixed rate debt.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

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

We are not in compliance with a covenant under our Loan Agreement.

As of June 30, 2015, the Company was not in compliance with the fixed charge coverage ratio financial covenant contained in the Company’s Loan Agreement. Specifically the Company was required to maintain a fixed charge coverage ratio, calculated by dividing trailing 12 month earnings before interest, taxes, depreciation and amortization (EBITDA), less unfinanced capital expenditures, by trailing 12 month interest expense, as defined by the Loan Agreement, of .76:1 or more. The Company does not expect to be in compliance with its fixed charge coverage ratio covenant throughout the balance of 2015 and into 2016 as EBITDA is calculated on a trailing 12-month basis. Under the Loan Agreement, the Company has until August 28, 2015 to cure this covenant violation. During the Cure Period the Lender has no obligation to make further loans under the Loan Agreement. We do not expect to be able to cure the covenant violation upon the expiration of the Cure Period. If we fail to cure the covenant violation during the Cure Period, an event of default under the Loan Agreement will occur which will permit the Company’s Lender to exercise its right to declare our debt obligations to be immediately due and payable, to terminate the Lender’s obligation to advance any additional borrowings under the original terms of the Loan Agreement, and to take possession of substantially all of the Company’s assets. As a result of not being in compliance with the terms of the Loan Agreement and the expectation that the Company will not be in compliance with the terms of the Loan Agreement throughout 2015, all borrowings (approximately $26.5 million) under the Company’s senior credit facility are classified as current maturities as of June 30, 2015. An event of default will increase the rate of interest we pay on outstanding obligations from 14% per year to a default rate of 17% per year going forward. The covenant violation requires that the 1.25% facility fee be classified as current and recorded to interest expense resulting in an incremental interest expense of $350,739 in June 2015.

We are working with our Lender to negotiate a modification of our Loan Agreement to allow for additional borrowings, subject to the limitations of our collateral values, reset fixed charge ratios, and reinstate the maturity dates of our existing loans.

The Company cannot make assurances that its assets or cash flow from operations will be sufficient to repay borrowings under its existing debt obligations, either upon maturity or if accelerated, or that it will be able to renegotiate favorable terms of the proposed modifications to our existing Loan Agreement. In addition, the Company cannot make assurances that any additional sources of capital or liquidity would be available. This would have a material adverse impact on our liquidity and financial position.

Until the Company is able to cure the covenant violation or to successfully renegotiate our existing debt obligations, it is expected that the Company will not have sufficient liquidity to service its existing debt obligations for the next 12 month period. These factors raise significant doubts about our ability to continue as a going concern.

We are currently experiencing a shortage of qualified pilots which has materially impacted our operations and financial condition.

The Company received from the FAA new operations specifications allowing the Company to hire pilots under FAR Part 135 regulatory requirements. This provides the Company with the unique capabilities to hire first officers while maintaining FAR Part 121 hiring, training and employment standards as we have always done as a Part 121 carrier. At January 1, 2015 we employed 89 pilots. As of August 10, 2015, we employed 72 pilots with 6 pilots in new hire training. We have been challenged with the pace in which we can hire and train pilots versus the pace in which pilots have resigned to fill positons with larger carriers. The decrease in the availability of qualified pilots has materially impacted our operations and financial condition.

If we cannot staff enough pilots to sustain a revenue stream that generates positive cash flow, we will have to seek additional sources of capital to provide for operating cash requirements either through additional financings and/or sales of assets.

The Company cannot make assurances that it will be able to staff enough pilots to sustain a revenue stream that generates positive cash flow or obtain additional sources of capital. This would have a material adverse impact on our liquidity and financial position. These factors raise significant doubts about our ability to continue as a going concern.

Our senior credit facility with Callidus Capital Corporation requires us to maintain certain financial ratios, maintain sufficient collateral values and comply with various operational and other covenants.

Our failure to comply with the covenants contained in the credit agreement, including as a result of events beyond our control, could result in an event of default. If there were an event of default under our senior credit facility that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our collateral values supporting our borrowings or cash flow will be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on those debt instruments. In addition, the recent strength of the U.S. dollar versus various international currencies would increase the cost of our aircraft to potential buyers located in jurisdictions outside the United States. This could result in a decreased pool of potential buyers for the Company’s aircraft.

With the exception of the foregoing there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2015.

Item 6. EXHIBITS

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT LAKES AVIATION, LTD.

Dated: August 14, 2015		By:	/s/ Charles R. Howell IV
Charles R. Howell IV
Chief Executive Officer

	By:	/s/ Michael O. Matthews
Michael O. Matthews
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.