Form 10-Q
period 2015-09-30
GREAT LAKES AVIATION LTD
filed 2015-11-23
CIK 914397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 23, 2015, 8,974,990 shares of Common Stock of the registrant were issued and outstanding.

GREAT LAKES AVIATION, LTD.

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

Item 1.	FINANCIAL STATEMENTS

GREAT LAKES AVIATION, LTD.

Balance Sheets

(unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$922,287	$2,202,273
Accounts receivable and other receivables	3,838,967	5,337,193
Inventories	6,382,657	6,578,419
Prepaid expenses and other current assets	3,389,690	1,785,433
Deferred income taxes	1,273,111	1,249,365

Total current assets	15,806,712	17,152,683

Property and equipment:
Flight equipment	126,392,996	126,252,883
Other property and equipment	10,769,976	10,692,328
Less accumulated depreciation and amortization	(95,749,344)	(93,119,738)

Total property and equipment	41,413,628	43,825,473

Other assets	1,371,485	3,283,360

Total assets	$58,591,825	$64,261,516

Liabilities and Stockholders’ Equity

Current liabilities:
Long-term debt payable on demand	$27,500,000	$—
Accounts payable	1,938,058	2,177,376
Accrued interest, unearned revenue and other liabilities	3,419,287	2,131,928

Total current liabilities	32,857,345	4,309,304

Long-term debt	—	25,000,000
Deferred income taxes	1,895,474	3,705,007

Total liabilities	34,752,819	33,014,311

Commitments and contingencies
Preferred stock; $0.01 par value; Authorized: 25,000,000 shares.
No shares issued or outstanding	—	—
Common stock; $0.01 par value; Authorized: 50,000,000 shares.
8,974,990 shares issued and outstanding	89,750	89,750
Paid-in capital	31,494,609	31,494,609
Accumulated deficit	(7,745,353)	(337,154)

Total stockholders’ equity	23,839,006	31,247,205

Total liabilities and stockholders’ equity	$58,591,825	$64,261,516

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Operating Revenues:
Passenger	$3,342,439	$8,147,891	$11,429,643	$23,208,086
Public service	6,314,010	8,190,285	21,293,874	21,035,344
Freight, charter, and other	34,677	40,330	123,724	123,595

Total operating revenues	9,691,126	16,378,506	32,847,241	44,367,025

Operating expenses:
Salaries, wages, and benefits	4,213,032	4,797,153	13,771,581	15,832,953
Aircraft fuel	1,737,478	4,454,621	6,004,688	12,937,966
Aircraft maintenance, materials, and repairs	1,185,368	746,730	5,142,754	3,371,064
Depreciation and amortization	1,108,164	1,532,579	4,140,331	4,742,283
Other rentals and landing fees	431,186	668,183	2,602,651	3,259,683
Other operating expenses	2,127,709	3,290,289	6,739,395	10,497,015

Total operating expenses	10,802,937	15,489,555	38,401,400	50,640,964

Operating income (loss)	(1,111,811)	888,951	(5,554,159)	(6,273,939)

Other expense:
Interest expense, net of interest income of $275, $319, $692 and $639, respectively	(1,200,725)	(1,258,928)	(3,697,813)	(3,376,231)

Loss before income taxes	(2,312,536)	(369,977)	(9,251,972)	(9,650,170)

Income tax benefit (expense)	(681,115)	134,647	1,843,773	3,534,891

Net loss	$(2,993,651)	$(235,330)	$(7,408,199)	$(6,115,279)

Net loss per share:
Basic	$(0.33)	$(0.03)	$(0.83)	$(0.68)
Diluted	$(0.33)	$(0.03)	$(0.83)	$(0.68)

Weighted average shares outstanding:
Basic	8,974,990	8,974,990	8,974,990	8,974,990
Diluted	8,974,990	8,974,990	8,974,990	8,974,990

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,408,199)	$(6,115,279)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,140,331	4,742,283
Loss on property and equipment	122,790	107,421
Amortization of debt issuance costs	405,907	625,219
Deferred tax benefit	(1,833,279)	(3,529,012)
Change in current operating items:
Accounts receivable and other receivables	1,498,226	1,464,938
Inventories	195,762	1,500,399
Prepaid expenses and other assets	(98,290)	901,418
Accounts payable	(239,318)	(1,048,405)
Accrued interest, unearned revenue and other liabilities	1,287,359	(544,360)

Net cash used in operating activities	(1,928,711)	(1,895,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of flight equipment and other property and equipment	(1,851,275)	(759,949)

Net cash flows used in investing activities	(1,851,275)	(759,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	—	(1,452,000)
Proceeds from borrowing	2,500,000	2,000,000
Payment for debt issuance costs	—	(564,436)

Net cash provided by (used in) financing activities	2,500,000	(16,436)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,279,986)	(2,671,763)

Cash and Cash Equivalents:
Beginning of period	2,202,273	6,597,927

End of period	$922,287	$3,926,164

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$2,575,556	$2,720,975

Cash paid during the period for income taxes	$—	$5,661

See accompanying notes to the financial statements.

GREAT LAKES AVIATION, LTD.

Statements of Stockholders’ Equity

Nine Months Ended September 30, 2015

(unaudited)

	Common stock			Accumulated deficit
	Shares	Amount	Paid-in capital		Total
Balance at January 1, 2015	8,974,990	$89,750	$31,494,609	$(337,154)	$31,247,205
Net loss	—	—	—	(7,408,199)	(7,408,199)

Balance at September 30, 2015	8,974,990	$89,750	$31,494,609	$(7,745,353)	$23,839,006

See accompanying notes to financial statements.

Great Lakes Aviation, Ltd.

Notes to Financial Statements

September 30, 2015

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

Business

Passenger Revenue

Great Lakes Aviation, Ltd. (Great Lakes, the Company, we or us) is a regional airline operating as an independent carrier and as a code share partner with United Air Lines, Inc. (United or United Airlines). Our code share agreement allows our mutual customers to purchase connecting flights through our code share partner and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances). The Company maintains its own branding on its planes and ticket counters and its own designator code on all its flights. In addition to our code share agreement and independent branding, the Company has developed electronic ticketing (e-ticket) interline agreements with American Airlines, Delta Airlines and United Airlines.

The Company estimates that approximately 48% of Great Lakes’ passenger traffic utilized the United code share product line in the nine months ending September 30, 2015. During the quarter the Company recorded a reduction in revenue of $420,000 related to the settlement of interline billings with another carrier.

Public Service Revenue

Approximately 65% and 47% of the Company’s total revenue during the nine months ended September 30, 2015 and 2014 respectively, were generated by services provided under the Essential Air Service (EAS) program administered by the United States Department of Transportation (DOT). The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provided for the authorization of the Essential Air Service program through September 30, 2015, and has been subsequently extended for an additional six months.

As of November 23, 2015 the Company served 22 airports, in nine states of which 14 locations receive EAS subsidy and four cities serve as destinations for the EAS markets. We operate a fleet of 34 aircraft consisting of six Embraer EMB-120 Brasilia and 28 Beechcraft 1900D regional airliners. The Company currently operates hubs in Denver, CO, Los Angeles, CA, Minneapolis, MN and Phoenix, AZ.

Valuation of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10-15 “Impairment or Disposal of Long-Lived Assets”. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

During the quarter, the Company concluded it had a triggering event requiring assessment of impairment for its aircraft fleet and related rotable parts in conjunction with the ongoing pilot turnover and flight cancellations. As a result, the Company evaluated the asset group against the sum of the undiscounted future cash flows and determined the assets are not recoverable based on that analysis and subsequently evaluated whether an impairment charge was necessary. Based on a September 30, 2015 appraisal prepared by an independent third party appraiser, the Company determined the asset group’s carrying amount was less than its fair value, and accordingly no impairment charge was required. The impairment was deemed not necessary based on a market approach utilizing an appraisal to determine fair values of the asset group. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, “Fair Value Measurement”.

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

As a result of the new federal regulations increasing the experience requirements for pilots, the airline industry and the Company have experienced a severe shortage of qualified pilots. This has had an adverse impact on the Company causing us to curtail operations and reduce aircraft seating capacity. The pilot shortage and its effect on operations is expected to continue until we can recruit, hire, train, and retain sufficient pilots to reverse these negative trends.

Due to the pilot shortage and resultant downsizing of our operation and resulting effect on operating results, the Company was not in compliance with the fixed charge coverage ratio covenant contained in the Company’s Loan Agreement for the second and third quarters of 2015. Specifically the Company is required to maintain a fixed charge coverage ratio, calculated by dividing trailing 12 month earnings before interest, taxes, depreciation and amortization (EBITDA), less unfinanced capital expenditures, by trailing 12 month interest expense, as defined in the Loan Agreement, of 0.76:1 and 0.66:1 for the second and third quarters respectively. The Company does not expect to be in compliance with the fixed charge coverage ratio covenant throughout the balance of 2015 as EBITDA is calculated on a trailing 12-month basis.

Under the Loan Agreement, a “Cure Period” existed until August 28, 2015 for the Company to cure the covenant non-compliance, which it did not accomplish. As a result, an event of default occurred which permits the Lender to exercise its right to declare our debt obligations immediately due and payable, to terminate the Lender’s obligation to advance any additional borrowings under the original terms of the Loan Agreement, and to take possession of substantially all of the Company’s assets.

To date, the Lender has not exercised any of these rights under the default provisions of the loan except for the change in interest rate resulting from the default, and continues to discuss with management various ways to resolve the default and amend the agreement going forward. The Company also continues to make all scheduled interest payments while working with the Lender to obtain a satisfactory outcome to the default condition.

As a result of our ongoing non-compliance with the terms of the Loan Agreement, total borrowings of $27.5 million (including $1.0 million advanced by the Lender in July 2015), are now classified as long-term debt payable on demand as of September 30, 2015. The Company has also reclassified related debt issuance costs from long-term other assets to other current assets. Additionally, the timing of payment for a 1.25% facility fee of $425,000 was accelerated by the default condition and has now been classified in accrued liabilities, and the rate of interest paid on outstanding loan balances increased from 14% to 17% per year.

In the event that the Company and its Lender are unable to resolve the issues related to covenant non-compliance the Company will need to consider several alternatives, including, but not limited to, additional equity financings, debt financings, and other funding transactions, including the sale or sale-leaseback of certain aircraft. In addition, the Company will continue to adjust its level of operations as necessary based on pilot availability.

The Company cannot make assurances that its assets or cash flow from operations will be sufficient to repay borrowings under its existing debt obligations, either upon maturity or acceleration, or that it will be able to negotiate an amendment to our existing Loan Agreement. In addition, the Company cannot make assurances that other sources of capital or liquidity will be available, which would have a material adverse impact on our liquidity and financial position.

Until the Company is able to cure the covenant violation or to successfully renegotiate our existing debt obligations, it is expected that the Company will not have sufficient liquidity to service its existing debt obligations for the next 12-month period. These factors raise significant doubts about our ability to continue as a going concern.

2.	Earnings per share

The following table shows the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(2,993,651)	$(235,330)	$(7,408,199)	$(6,115,279)
Denominator:
Weighted average shares outstanding, basic	8,974,990	8,974,990	8,974,990	8,974,990

Weighted average shares outstanding, diluted	8,974,990	8,974,990	8,974,990	8,974,990

Net loss per share, basic	$(0.33)	$(0.03)	$(0.83)	$(0.68)
Net loss per share, diluted	$(0.33)	$(0.03)	$(0.83)	$(0.68)

For the three month and nine month periods ended September 30, 2015 and September 30, 2014 there were no options or other potentially dilutive securities outstanding.

3.	Accrued Liabilities

Accrued liabilities consisted of the following balances at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Unearned revenue	$1,115,793	$645,320
Accrued property taxes	223,305	68,140
Accrued interest	393,079	89,491
Accrued payroll	1,118,075	1,290,555
Accrued Facility Fee	425,000	—
Other	144,035	38,422

Total accrued liabilities	$3,419,287	$2,131,928

4.	Long-Term Debt

The following table sets forth, as of September 30, 2015 and December 31, 2014, the carrying amount of the Company’s long-term debt. Under the terms of the Loan Agreement, no scheduled principal payments are required until the earlier of the lender declaring all obligations due and payable or the December 2017 maturity date.

	September 30, 2015	December 31, 2014
Long-term debt:
Term Loan	$25,000,000	$25,000,000
Revolving Loans	2,500,000	—

Total long-term debt	27,500,000	25,000,000

Less amounts payable on demand:
Term Loan (1)	(25,000,000)	—
Revolving Loans (1)	(2,500,000)	—

Total current protion	(27,500,000)	—

Total long-term debt portion	—	$25,000,000

(1)	All debt is classified as current as a result of not being in compliance with our loan agreement and the lender’s ability to declare our obligations due and payable.

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

Through June 30, 2015, outstanding principal under the term loan and revolving loans paid interest at a fixed rate of 14% per year. In addition, the Company paid a 1% facility fee at closing and will be required to pay a 1.25% facility fee on the maturity date or in an event of default. While the Lender has not declared this facility fee due and payable, the event of default triggers the accelerated payment due date. The Company is also assessed a maintenance and monitoring fee of $3,000 per month and a 1% unused line fee. The 1% facility fee paid at closing was recorded to other assets and is being amortized as interest expense using the effective interest rate method. The 1.25% facility fee due at maturity was being accrued as an increase to other accrued liabilities and interest expense each period using the effective interest rate method. The accelerated portion of $350,739 was accrued during the second quarter. The maintenance and monitoring fee and the unused line fee are also recorded as interest expense as incurred. Debt issuance costs of $1.2 million have also been reclassified from long-term other assets to other current assets.

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

As of September 30, 2015, the Company was unable to achieve the fixed charge coverage ratio covenant contained in the Company’s Loan Agreement for the second and third quarters of 2015. Specifically the Company is required to maintain a fixed charge coverage ratio, calculated by dividing trailing 12 month earnings before interest, taxes, depreciation and amortization (EBITDA), less unfinanced capital expenditures, by trailing 12 month interest expense, as defined in the Loan Agreement, of 0.76:1 and 0.66:1 for the second and third quarters respectively. The Company does not expect to be in compliance with the fixed charge coverage ratio throughout the balance of 2015 as EBITDA is calculated on a trailing 12-month basis.

Under the Loan Agreement, a “Cure Period” existed until August 28, 2015 for the Company to cure the covenant non-compliance, which it did not accomplish. As a result, an event of default occurred which permits the Lender to exercise its right to declare our debt obligations, originally due to mature on December 22, 2017, immediately due and payable, to terminate the Lender’s obligation to advance any additional borrowings under the original terms of the Loan Agreement, and to take possession of substantially all of the Company’s assets.

To date, the Lender has not exercised any of these rights under the default provisions of the loan except for the change in interest rate resulting from the default, and continues to discuss with management various ways to resolve the default and amend the agreement going forward. The Company also continues to make all scheduled interest payments on time while working with its Lender to obtain a satisfactory outcome to the default condition.

As a result of our ongoing non-compliance with the terms of the Loan Agreement, total borrowings of $27.5 million (including $1.0 million advanced by the Lender in July 2015), are now classified as long-term debt payable on demand as of September 30, 2015. The Company has also reclassified related debt issuance costs from long-term other assets to other current assets. Additionally, the timing of the payment for a 1.25% facility fee of $425,000 was accelerated by the default condition and has now been classified in accrued liabilities, and the rate of interest paid on outstanding loan balances increased from 14% to 17% per year.

5.	Related Parties

The Company rents two six-passenger aircraft and a vehicle from Iowa Great Lakes Flyers, Inc., a corporation solely owned by Douglas G. Voss, the Company’s Chairman, CEO, and majority stockholder. Total payments for these leases were $21,375 for each of the nine month periods ending September 30, 2015 and 2014, respectively. As of September 30, 2015, Mr. Voss controlled 4,160,247 shares of common stock of the Company, representing approximately 46.4% of the Company’s outstanding common stock.

6.	Income Taxes

The Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 19.9% and 36.6%, respectively. The effective tax rate of 19.9% for the nine months ended September 30, 2015 includes the effect of a valuation allowance to reflect the net realizable value expected to be necessary for deferred tax assets at the end of the year as a result of losses anticipated for the year. As a result of the estimated effective tax rate for the year, as well as a change in the estimated rate during the quarter, the Company recorded income tax expense of $681,115 and income tax benefit of $1,843,773 for the three and nine months ended September 30, 2015, respectively.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating losses (NOLs) that have been generated are due in large part to losses from operations incurred in the current and prior years. The majority of the Company’s NOLs consist of federal NOLs, which will expire between 2021 and 2034. The book basis of property and equipment was $29.9 million greater than the tax basis at September 30, 2015. At December 31, 2014 the Company’s net deferred tax liabilities were recorded at $2.5 million. For the period ended September 30, 2015 the Company’s net deferred tax liabilities were recorded at $0.6 million as a result of the tax benefit described above.

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

Our financial instruments consist of cash and cash equivalents, accounts receivable and other receivables, accounts payable, accrued liabilities and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and other receivables, accounts payable, and accrued liabilities approximate their fair values. These are considered Level 1 measurements. The fair value of our long-term debt approximates the carrying value of $27.5 million at September 30, 2015 and $25.0 million at December 31, 2014, respectively because the rate on this debt was recently negotiated and we believe is similar to the rate that we could negotiate at each period-end. For additional information, see Note 4 Long-Term Debt.

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

We are a regional airline operating as an independent carrier and as a code share partner with United Air Lines. Our code share agreement allows our mutual customers to purchase connecting flights through our code share partner and to share other benefits such as baggage transfer and frequent flyer benefits (in certain instances), while the Company maintains its own branding on our planes and ticket counters and our own designator code on all our flights. In addition to our code share agreement and independent branding, the Company has developed electronic ticketing (e-ticket) interline agreements with American Airlines, Delta Airlines, and United Airlines.

As of November 23, 2015, we served 22 airports in nine states with a fleet of six Embraer EMB-120 Brasilias and 28 Beechcraft 1900D regional airliners.

Essential Air Service (“EAS”) Program

For the nine months ended September 30, 2015 we derived approximately 65% of our total revenue from the EAS program which is administered by the United States Department of Transportation (DOT). The EAS program was instituted under the Airline Deregulation Act of 1978 (the “Deregulation Act”), which allowed airlines greater freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the EAS program, certain communities are guaranteed specified levels of “essential air service.” In order to promote the provision of essential air services, the DOT may authorize the payment of federal subsidies to compensate an air carrier that is providing essential air services in otherwise unprofitable or minimally profitable markets.

The FAA Modernization and Reform Act of 2012 was enacted into law on February 14, 2012. This legislation provided for the authorization of the EAS program for federal fiscal years 2011 through 2015 ending on September 30, 2015. Congress subsequently extended the EAS for six additional months pending a new reauthorization bill. The EAS program obtains a portion of the funding through annual Congressional appropriations.

An airline serving a community that qualifies for essential air services is required to give the DOT advance notice before the airline may discontinue, suspend, or reduce service. Depending on the circumstances, the DOT may require the continuation of existing service until a replacement carrier is found. EAS rates are normally set for two-year periods for each city. Significant fluctuations in passenger traffic, fares and associated revenues, as well as fluctuations in fuel and other costs, may cause EAS routes to become unprofitable during these two-year terms. Near the end of the two-year term for EAS service to a particular city, the DOT will request service proposals from the Company and competitive proposals from other airlines. Proposals, when requested, are evaluated on, among other things, the level of service provided, the amount of subsidy requested, the fitness of the applicant, and comments from the communities served.

As of November 23, 2015, we served 14 EAS communities on a subsidized basis.

Pilot Shortage

New Federal Aviation Administration (“FAA”), pilot qualification rules imposed as part of the Airline Safety and Federal Aviation Administration Extension Act of 2010 in combination with revised FAR Part 117 Flight Crewmember Flight and Duty Limitations and Rest Requirements, (“FAR Part 117”), created an industry-wide shortage of qualified pilots negatively effecting our level of operations and financial performance.

The new rules have increased the demand for qualified pilots among air carriers as they strive to offset the loss in flight crew productivity that has resulted from the increased rest period requirements. In addition, the new and more stringent qualification requirements have reduced the supply of pilots qualified to fly for FAR Part 121 carriers. The net result of the new regulations is that Great Lakes has lost large numbers of Airline Transport Pilot (“ATP”) certified crewmembers to airlines operating larger jet aircraft and offering greater compensation.

The Airline Safety and Federal Aviation Administration Extension Act of 2010 was enacted in August 2010. Among many other pilot training directives, the legislation mandated that first officers (co-pilots) obtain an Airline Transport Pilot certification (“ATP”) prior to being qualified to perform crewmember duties in scheduled airline passenger service under FAR Part 121 regulatory requirements. A key factor enabling a pilot to earn an ATP certificate is the accumulation of 1,500 flight hours.

Furthermore, the legislation directed the FAA Administrator to conduct a rule making proceeding, to identify specific academic training courses that would provide for exemptions to the 1500-hour requirement. The FAA published the final rule in the Federal Register on July 15, 2013. The rules which became effective August 1, 2013, established that first officers would be eligible to receive a “restricted privileges” ATP with a minimum of 750 flight hours if they were a military-trained pilot, 1,000 flight hours if they received a bachelor’s degree from an accredited educational institution with an aviation major, and 1,250 flight hours if they received an associate’s degree from an accredited educational institution with an aviation major. It should be noted that accredited educational institutions provide very limited actual flight experience and that graduates from these institutions typically will have earned between 250 to 350 hours of actual flight time. These schools also do not provide Airline Transport Pilot training or certification. As a result graduates of these programs and other newly certified commercial pilots have had to find alternative ways to accumulate the flight hour experience required by the new regulations.

Prior to the new rules, the regulatory experience requirement for pilots to be hired as First Officers for a FAR Part 121 air carrier was 250 flight hours, a commercial pilot certificate, and an instrument rating. The new rules now require that in addition to being an ATP or a restricted ATP with the associated flight hour experience, a pilot must also have 1,000 flight hours of experience as a First Officer with a FAR Part 121 air carrier prior to being eligible to serve as a Captain in a FAR Part 121 airline. As an alternative, the rule also allows pilots with an ATP or restricted ATP, the opportunity to be eligible for upgrade to Captain of a FAR Part 121 air carrier if they have at least 1000 hours of pilot in command (“PIC”) experience for a FAR Part 135 air carrier.

The supply of pilots who have the flight time experience required by the new regulations is severely limited, and is being further depleted by the age 65 mandatory pilot retirement rule. Finally, the higher flight hour requirements to become a pilot for a FAR Part 121 airline has created a significant financial burden for new pilots to acquire the added flying experience.

For over 32 years Great Lakes has provided an important and crucial career path in the airline industry by offering the opportunity for new-hire pilots to train and gain experience in a rigorous airline operating environment while being paid to acquire flight time. Great Lakes, at its expense, provides these new pilots with FAR Part 121 training, ATP certification, and type ratings in turbine powered, multi-engine aircraft.

It is difficult for a turboprop operator such as Great Lakes to compete for qualified pilots with other airlines operating larger jet equipment. These jet operators have greater revenue generating capability due to the greater number of aircraft seats, and therefore can afford to offer higher compensation. All of these factors put Great Lakes at a disadvantage and the result is that small community air service is being lost as we reduce our level of operations to match pilot supply. Great Lakes has eliminated statutorily compliant scheduled air service to many communities which are eligible for EAS, as well as other cities that are not in the Essential Air Service program.

In order to mitigate the adverse financial consequences resulting from the new regulations the Company has pursued and implemented a number of initiatives. In April of 2013, Great Lakes submitted a written proposal to the FAA seeking authority to operate Beech 1900D aircraft in a nine seat passenger configuration utilizing FAR Part 135 pilot hiring requirements, while maintaining and complying with all other FAR Part 121 operational and maintenance standards.

On March 18, 2014, the Company received from the FAA new operations specifications (“OpSpec”), allowing the Company to hire First Officers under FAR Part 135 regulatory requirements. This provided the Company with the unique capability to hire pilots while maintaining FAR Part 121 training and performance standards as we have always done as a Part 121 carrier.

We have been significantly challenged by pilot attrition and the rate at which we can recruit, hire, train, and retain our pilot workforce. Nevertheless, the Company continues to seek other solutions.

The Company’s pilots are represented by the Sheet Metal, Air, Rail, Transportation Union (“SMART”). On September 16, 2014, Great Lakes entered into a new four-year labor agreement with its pilots that substantially increased rates of pay.

On October 9, 2015, the Company submitted an exemption request to the FAA (exhibit. 99.1), relating to the definition of a Commuter Operation as set forth in 14 C.F.R. § 110.2 (which limits a commuter operation to an aircraft of 9 seats or less), as follows:

“This exemption would allow Great Lakes Aviation to operate Beechcraft 1900D aircraft in a 19 seat configuration under a “Commuter Operation” definition and apply the provisions of FAR Part 135 Sections 135.245, 135.243(a)(1) and 135.265 while maintaining the provisions of FAR Part 121 for all other requirements.”

The Company believes that the granting of this exemption will enable it to generate more revenue, provide more passengers with air service to small communities, improve financial performance, and maintain the same level of safety for the flying public.

On November 1, 2015, the Company implemented a new Captain Incentive Plan (“CIP”), which pays quarterly cash bonuses to its Captains. The goal of the CIP is to retain existing Captains and provide a financial incentive for First Officers to upgrade to Captain.

EAS Program Activity Subsequent to January 1, 2015

On January 4, 2015 the Company transitioned Essential Air Service in Silver City, NM to another carrier.

On February 9, 2015 the Company transitioned Essential Air Service in Visalia, CA to another carrier.

On April 30, 2015, Kingman, AZ became ineligible for Essential Air Service subsidy.

On June 30, 2015 the Company transitioned Essential Air Service in Alliance and Chadron, NE to another carrier.

During the third quarter 2015 the Company declined to start air service to Moab and Vernal, UT as a result of the loss of TSA security screening at the airports.

On November 15, 2015 the Company commenced Essential Air Service in Pueblo, CO.

On November 16, 2015 the Company submitted a renewal bid for Essential Air Service to McCook, NE, and a new bid submission for service to Salina, KS.

Financial Highlights

We had operating revenue of $32.8 million for the nine-month period ending September 30, 2015, a 26.5% decrease compared to operating revenue of $44.4 million for the nine-month period ending September 30, 2014. We realized an $11.8 million decrease in passenger revenue and a $0.3 million increase in public service revenue compared to the prior year period. The $11.8 million period-over-period decrease in passenger revenues was attributable to a 24.5% reduction in the number of departures in the first nine months of 2015 compared to the first nine months of 2014, in combination with operating the Beechcraft 1900D in a nine seat versus 19 seat configuration. These contributing factors are directly related to a nationwide shortage of qualified pilots which has had an adverse impact on our operations, revenue, income and liquidity. The $0.3 million increase in public service revenue is mostly attributable to earning higher subsidy per departure rates as we renewed Essential Air Service that required higher subsidy amounts as a result of operating the Beechcraft 1900D with a reduced seating capacity. Fewer seats available to generate passenger revenue requires a higher proportional amount of public service revenue to operate the same flight.

We had an operating loss of $5.6 million for the nine-month period ending September 30, 2015, compared to an operating loss of $6.3 million for the nine-month period ending September 30, 2014. The $0.7 million decrease in operating loss is attributable to a $12.2 million decrease in operating expenses, partially offset by a $11.6 million decrease in operating revenue. We realized a net loss of $7.4 million for the nine-month period ending September 30, 2015, compared to net loss of $6.1 million for the nine-month period ending September 30, 2014. The increase in net loss is primarily a result of the decrease in operating loss discussed above, offset by an increase in interest expense, and a reduction of income tax benefit.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

The following table sets forth certain financial information regarding our results of operations for the three months ended September 30, 2015 and 2014.

(unaudited)

	For the Three Months Ended September 30,
	2015				2014
	Amount (in thousands)	Cents per ASM (1)		Year over Year Amount Revenue/Cost Increase (Decrease) Percentage	Amount (in thousands)	Cents per ASM (1)
Operating revenues:
Passenger	$3,342	20.3	¢	(59.0)%	$8,148	30.1	¢
Public service	6,314	38.3		(22.9)	8,190	30.2
Freight, charter and other	35	0.2		(12.5)	40	0.1

Total operating revenues	9,691	58.7		(40.8)	16,378	60.4

Operating expenses:
Salaries, wages, and benefits	4,213	25.5		(12.2)	4,797	17.7
Aircraft fuel	1,738	10.5		(61.0)	4,455	16.4
Aircraft maintenance, materials and repairs	1,185	7.2		58.6	747	2.8
Depreciation and amortization	1,108	6.7		(27.7)	1,532	5.7
Other rentals and landing fees	431	2.6		(35.5)	668	2.5
Other operating expenses	2,128	12.9		(35.3)	3,290	12.1

Total operating expenses	10,803	65.5		(30.3)	15,489	57.2

Operating income (loss)	(1,112)	(6.7)		(225.1)	889	(3.3)

Interest expense, net	(1,201)	(7.3)		(4.6)	(1,259)	(4.6)

Loss before income taxes	(2,313)	(14.0	)¢	525.1%	(370)	(1.4	)¢

Income tax benefit (expense)	(681)	(4.1)		(604.4)	135	0.5

Net Loss	$(2,994)	(18.1	)¢	1,174.0%	$(235)	(0.9	)¢

1.	Available Seat Miles

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the three months ended September 30, 2015 and 2014.

	September 30, 2015		Increase (Decrease) from 2014	September 30, 2014
Selected Operating Data:
Available seat miles (in thousands) (1)	16,496		-39.1%	27,101
Revenue passenger miles (in thousands) (2)	6,677		-52.2%	13,963
Revenue passengers carried	24,633		-50.2%	49,448
Departures flown	5,596		-38.8%	9,147
Passenger load factor (3)	40.5%		-21.4%	51.5%
Average yield per revenue passenger mile (4)	50.1	¢	-14.2%	58.4	¢
Revenue per available seat miles “RASM” (5)	58.7	¢	-2.8%	60.4	¢
Cost per available seat mile “CASM” (6)	65.5	¢	14.5%	57.2	¢
Average passenger fare (7)	$135.69		-17.7%	$164.78
Average passenger trip length (miles) (8)	271		-3.9%	282
Average cost per gallon of fuel	$2.16		-38.6%	$3.52

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown. For comparative purposes, the change in period over period ASMs was primarily affected by the reduction of 10 seats on the BE-1900D aircraft in 2015 as well as by fewer departures due to the reduced level of flying caused by the pilot shortage.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” or RASM represents the average total operating revenue received for each available seat mile. As noted in (1) above the reduction in seating capacity on the BE-1900D and the reduction in departures in 2015 reduced the number of ASMs used in the calculation of RASM.
(6)	“Cost per available seat mile” or CASM represents operating expenses divided by available seat miles. As noted in (1) above, the reduction in seating capacity and departures in 2015 reduced the number of ASMs used in the calculation CASM.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of Third Quarter 2015 to Third Quarter 2014

Passenger Revenues. Passenger revenues were $3.3 million in the third quarter of 2015, a decrease of 59.0% from $8.1 million in the third quarter of 2014. The $4.8 million quarter-over-quarter decrease in passenger revenues was attributable to the curtailment of operations as a result of a severe shortage of available qualified pilots and operating a large portion of our Beechcraft 1900D fleet in a nine-seat configuration. During the quarter the Company recorded a reduction in revenue of $420,000 related to the settlement of interline billings with another carrier.

Public Service Revenues. Public service revenues collected through the EAS Program decreased 22.9% to $6.3 million during the third quarter of 2015, as compared to $8.2 million during the third quarter of 2014. The decrease in public service revenue can be attributed to a decrease in the number of markets served partially offset by higher subsidy rates per departure. Fewer seats available to generate passenger revenue require a higher proportional amount of public service revenue to operate the same flight. As we renewed EAS contracts utilizing nine seat aircraft, we increased our subsidy per departure rates. At September 30, 2015 and September 30, 2014, we served 14 and 20 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. The year over year change in Other Revenues was not significant.

Operating Expenses. Total operating expenses were $10.8 million, or 65.5 cents per ASM, in the third quarter of 2015, as compared to $15.5 million, or 57.2 cents per ASM in the third quarter of 2014.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $4.2 million in the third quarter of 2015, a decrease of 12.2% from $4.8 million in the third quarter of 2014. The decrease in salaries, wages, and benefits was mostly attributable to the decreased number of employees as a result of the reduced level of operations caused by a shortage of qualified pilots.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $1.7 million, or 10.5 cents per ASM, in the third quarter of 2015. In comparison, our aircraft fuel and into-plane expense for the third quarter of 2014 was $4.4 million, or 16.4 cents per ASM. The average cost of fuel decreased from $3.52 per gallon in the third quarter of 2014 to $2.16 per gallon in the third quarter of 2015. We estimate that of the $2.7 million decrease in year-over-year fuel cost that $1.0 million is attributable to fuel price decreases and $1.7 million is attributable to the reduction in operations. At third quarter 2015 rates of consumption, a one-cent increase or decrease in the price per gallon of fuel will increase or decrease our fuel expense by approximately $36,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $1.2 million during the third quarter of 2015, which was a 58.6% increase from $0.7 million during the third quarter of 2014. The increase resulted from expenditures related to the timing of maintenance events, component repairs and engine overhaul expense.

Depreciation and Amortization. Depreciation and amortization expense was $1.1 million during the third quarter of 2015 that decreased from $1.5 million in the third quarter of 2014, as a result of additional aircraft becoming fully depreciated.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $0.4 million during the third quarter of 2015, which was a decrease of $0.3 million from the third quarter of 2014. The decrease was mainly attributable to decreased landing fees resulting from the 38.8% reduction in departures along with reduced hub rental expense.

Other Operating Expenses. Other operating expenses were $2.1 million, or 12.9 cents per ASM during the third quarter of 2015, which was a decrease from $3.3 million, or 12.1 cents per ASM during the third quarter of 2014. The decrease was mainly attributable to decreases in legal and professional fees of $430,000, security related expenses $297,000, passenger related expenses of $175,000, pilot related expenses $136,000, insurance related expenses of $52,000 and other expenses of $73,000.

Interest Expense. We incurred interest expense of $1.2 million in the third quarter of 2015 compared to $1.3 million in the third quarter of 2014. The decrease in year over year interest expense reflects a reduction in the amortized amount of prepaid debt issuance costs.

Income Tax Expense. For the three months ended September 30, 2015, we recorded an income tax expense of $0.7 million and for the three months ended September 30, 2014, we recorded an income tax benefit of $0.1 million. Our estimated effective federal and state income tax rate is 19.9% for 2015 and 36.6% for 2014. The tax expense recognized during the quarter results from a change in the estimated effective tax rate caused by the expectation that a valuation allowance is necessary to reflect the net realizable value of deferred tax assets at year-end.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

The following table sets forth certain financial information regarding our results of operations for the nine months ended September 30, 2015 and 2014.

Statement of Loss Data

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2015				2014
	Amount (in thousands)	Cents per ASM (1)		Year over Year Amount Revenue/Cost Increase (Decrease) Percentage	Amount (in thousands)	Cents per ASM (1)
Operating revenues:
Passenger	$11,430	20.1	¢	(50.7)%	$23,208	24.1	¢
Public service	21,294	37.4		1.2	21,035	21.8
Freight, charter and other	124	0.2		0.0	124	0.1

Total operating revenues	32,848	57.7		(26.0)	44,367	46.0

Operating expenses:
Salaries, wages, and benefits	13,772	24.2		(13.0)	15,833	16.4
Aircraft fuel	6,005	10.6		(53.6)	12,938	13.4
Aircraft maintenance, materials and repairs	5,143	9.0		52.6	3,371	3.5
Depreciation and amortization	4,140	7.3		(12.7)	4,742	4.9
Other rentals and landing fees	2,603	4.6		(20.2)	3,260	3.4
Other operating expenses	6,739	11.8		(35.8)	10,497	10.9

Total operating expenses	38,402	67.5		(24.2)	50,641	52.5

Operating loss	(5,554)	(9.8)		(11.5)	(6,274)	(6.5)

Interest expense, net	(3,698)	(6.5)		9.5	(3,376)	(3.5)

Loss before income taxes	(9,252)	(16.3	)¢	(4.1)%	(9,650)	(10.0	)¢

Income tax benefit	1,844	3.2		(47.8)	3,535	3.7

Net Loss	$(7,408)	(13.0	)¢	21.1%	$(6,115)	(6.3	)¢

1.	Available Seat Miles

Selected Operating Data

The following table sets forth certain selected operating data regarding our operations for the nine months ended September 30, 2015 and 2014.

	September 30, 2015		Increase (Decrease) from 2014	September 30, 2014
Selected Operating Data:
Available seat miles (in thousands) (1)	56,899		-41.0%	96,392
Revenue passenger miles (in thousands) (2)	21,467		-51.3%	44,070
Revenue passengers carried	77,603		-48.7%	151,176
Departures flown	18,535		-24.5%	24,560
Passenger load factor (3)	37.7%		-17.5%	45.7%
Average yield per revenue passenger mile (4)	53.2	¢	0.9%	52.7	¢
Revenue per available seat miles (5)	57.6	¢	25.2%	46.0	¢
Cost per available seat mile (6)	67.5	¢	28.6%	52.5	¢
Average passenger fare (7)	$147.28		-4.1%	$153.52
Average passenger trip length (miles) (8)	277		-5.1%	292
Average cost per gallon of fuel	$2.27		-37.3%	$3.62

(1)	“Available seat miles” or “ASMs” represent the number of seats available for passengers in scheduled flights multiplied by the number of scheduled miles those seats are flown. For comparative purposes, the change in period over period ASMs was primarily affected by the reduction of 10 seats on the BE-1900D aircraft as well as by fewer departures in 2015 due to the reduced level of flying caused by the pilot shortage.
(2)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.
(3)	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.
(4)	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.
(5)	“Revenue per available seat mile” or RASM represents the average total operating revenue received for each available seat mile. As noted in (1) above the reduction in seating capacity on the BE-1900D and the reduction in departures in 2015 reduced the number of ASMs used in the calculation of RASM.
(6)	“Cost per available seat mile” or CASM represents operating expenses divided by available seat miles. As noted in (1) above, the reduction in seating capacity and departures in 2015 reduced the number of ASMs used in the calculation CASM.
(7)	“Average passenger fare” represents passenger revenue divided by the number of revenue passengers carried.
(8)	“Average passenger trip length” represents revenue passenger miles divided by the number of revenue passengers carried.

Comparison of First Nine Months 2015 to First Nine Months 2014

Passenger Revenues. Passenger revenues were $11.4 million in the first nine months of 2015, a decrease of 50.7% from $23.2 million in the first nine months of 2014. The $11.8 million period-over-period decrease in passenger revenues was attributable to the curtailment of operations as a result of a shortage of qualified pilots and operating a large portion of our Beechcraft 1900D fleet in a nine-seat configuration. During the third quarter 2015 the Company recorded a reduction in revenue of $420,000 related to the settlement of interline billings with another carrier.

Public Service Revenues. Public service revenues collected through the EAS Program increased 1.2% to $21.3 million during the first nine months of 2015, as compared to $21.0 million during the first nine months of 2014. The increase in public service revenue can be attributed to higher subsidy rates per departure as a result of operating the Beechcraft 1900D in a nine-seat configuration. Fewer seats available to generate passenger revenue require a higher proportional amount of public service revenue to operate the same flight. As we renewed EAS contracts utilizing nine seat aircraft, we increased our subsidy per departure rates. At September 30, 2015 and September 30, 2014, we served 14 and 20 communities, respectively, on a subsidized basis under the EAS Program.

Other Revenues. The year over year change in Other Revenues was not significant.

Operating Expenses. Total operating expenses were $38.4 million, or 67.5 cents per ASM, in the first nine months of 2015, as compared to $50.6 million, or 52.5 cents per ASM in the first nine months of 2014.

Salaries, Wages, and Benefits. Salaries, wages, and benefits were $13.8 million in the first nine months of 2015, a decrease of 13.0% from $15.8 million in the first nine months of 2014. The decrease in salaries, wages, and benefits was mostly attributable to the decreased number of employees as a result of the decreased operations due to the shortage of pilots.

Aircraft Fuel Expense. Aircraft fuel and into-plane expense was $6.0 million, or 10.6 cents per ASM, in the first nine months of 2015. In comparison, our aircraft fuel and into-plane expense for the first nine months of 2014 was $12.9 million, or 13.4 cents per ASM. The average cost of fuel decreased from $3.62 per gallon in the first nine months of 2014 to $2.27 per gallon in the first nine months of 2015. We estimate that of the $6.9 million decrease in year-over-year fuel cost that $3.5 million is attributable to fuel price decreases and $3.4 million is attributable to the reduction in operations. At third quarter 2015 rates of consumption, a one-cent increase or decrease in the price per gallon of fuel will increase or decrease our fuel expense by approximately $36,000 annually.

Aircraft Maintenance, Materials, and Component Repairs. Aircraft maintenance, materials, and component repairs expense was $5.1 million during the first nine months of 2015, which was a 52.6% increase from $3.4 million during the first nine months of 2014. The increase resulted from expenditures related to the timing of maintenance events, component repairs, and engine overhaul expense.

Depreciation and Amortization. Depreciation and amortization expense was $4.1 million during the first nine months of 2015 that decreased from $4.7 million in the first nine months of 2014, as a result of items becoming fully depreciated.

Other Rentals and Landing Fees Expense. Other rentals and landing fees expense was $2.6 million during the first nine months of 2015, which was a decrease of $0.7 million from the first nine months of 2014. The decrease was mainly attributable to decreased landing fees resulting from the 24.5% reduction in departures along with reduced hub rental expense.

Other Operating Expenses. Other operating expenses were $6.7 million, or 11.8 cents per ASM during the first nine months of 2015, which was a decrease from $10.5 million, or 10.9 cents per ASM during the first nine months of 2014. The decrease was mainly attributable to decreases in legal and professional fees of $1,098,000, security $895,000, passenger related expenses of $832,000, station equipment and expenses $422,000, pilot related expenses $308,000, deicing $66,000, insurance $64,000 and other expenses of $73,000.

Interest Expense. We incurred interest expense of $3.7 million in the first nine months of 2015, which was an increase of $0.3 million from $3.4 million in the first nine months of 2014. This increase was mainly attributable to the recognition of $0.4 million of expense in the second quarter 2015 relating to the accelerated portion of the 1.25% loan facility fee, which is payable when the loan matures or is declared payable as a result of an event of default.

Income Tax Expense. For the first nine months ended September 30, 2015, we recorded an income tax benefit of $1.8 million and for the first nine months ended September 30, 2014, we recorded an income tax benefit of $3.5 million. Our estimated effective federal and state income tax rate is 19.9% for 2015 and 36.6% for 2014.

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

Liquidity, Financing and Capital Resources

On December 22, 2014, we entered into a Loan Agreement (the “Loan Agreement”) with Callidus Capital Corporation (the “Lender”). The Lender agreed to make available to the Company: (i) a $25,000,000 single advance term loan facility, (ii) a revolving loan facility with availability of up to $6,000,000 and (iii) a second revolving loan facility with availability of up to $3,000,000. The $25,000,000 term loan was disbursed at closing, and substantially all of its proceeds were used to pay all outstanding borrowings, fees and expenses under our prior credit agreement. In the second quarter of 2015 we borrowed $1.5 million under our revolving loan facility to fund capital expenditures related to flight equipment. In the third quarter of 2015 we borrowed $1.0 million for working capital purposes bringing total borrowings under the Loan Agreement to $27.5 million.

Due to the pilot shortage and the resultant downsizing of our operation the Company was not in compliance with the fixed charge coverage ratio covenant contained in the Company’s Loan Agreement for the second and third quarters of 2015. Specifically the Company is required to maintain a fixed charge coverage ratio, calculated by dividing trailing 12 month earnings before interest, taxes, depreciation and amortization (EBITDA), less unfinanced capital expenditures, by trailing 12 month interest expense, as defined in the Loan Agreement, of 0.76:1 and 0.66:1 respectively. The Company does not expect to be in compliance with the fixed charge coverage ratio covenant throughout the balance of 2015 as EBITDA is calculated on a trailing 12-month basis.

Under the Loan Agreement, a “Cure Period” existed until August 28, 2015 for the Company to cure the covenant non-compliance, which it did not accomplish. As a result, an event of default occurred which permits the Lender to exercise its right to declare our debt obligations, originally due to mature on December 22, 2017, immediately due and payable, to terminate the Lender’s obligation to advance any additional borrowings under the original terms of the Loan Agreement, and to take possession of substantially all of the Company’s assets.

To date, the Lender has not exercised any of these rights under the default provisions of the loan except for the change in interest rate resulting from the default, and continues to discuss with management various ways to resolve the default and amend the agreement going forward. The Company also continues to make all scheduled interest payments while working with the Lender to obtain a satisfactory outcome to the default condition.

As a result of our ongoing non-compliance with the terms of the Loan Agreement total borrowings of $27.5 million (including $1.0 million advanced by the Lender in July 2015), are now classified as long-term debt payable on demand as of September 30, 2015. The Company has also reclassified related debt issuance costs from long-term other assets to other current assets. Additionally, the timing of payment for a 1.25% facility fee of $425,000 was accelerated by the default condition and has now been classified in accrued liabilities, and the rate of interest paid on outstanding loan balances increases from 14% to 17% per year.

In the event that the Company and its Lender are unable to resolve the issues related to covenant non-compliance the Company will need to consider several alternatives, including, but not limited to, additional equity financings, debt financings, and other funding transactions, including the sale or sale-leaseback of certain aircraft. In addition, the Company will continue to adjust its level of operations as necessary based on pilot availability.

The Company cannot make assurances that its assets or cash flow from operations will be sufficient to repay borrowings under its existing debt obligations, either upon maturity or acceleration, or that it will be able to negotiate an amendment to our existing Loan Agreement. In addition, the Company cannot make assurances that other sources of capital or liquidity will be available, which would have a material adverse impact on our liquidity and financial position.

Until the Company is able to cure the covenant violation or to successfully renegotiate our existing debt obligations, it is expected that the Company will not have sufficient liquidity to service its existing debt obligations for the next 12-month period. These factors raise significant doubts about our ability to continue as a going concern.

For the nine months ending September 30, 2015, we invested $1.9 million of cash in aircraft, engines, spare parts and other equipment.

Sources and Uses of Cash. As of September 30, 2015, our cash balance was $0.9 million.

Cash Provided by Operating Activities. During the nine months ended September 30, 2015 and September 30, 2014, our cash used by operating activities was $1.9 million. During the nine months ended September 30, 2015 we generated a net loss of $7.4 million compared to a net loss of $6.1 million for the nine months ended September 30, 2014. We recorded non-cash depreciation and amortization of $4.1 million and $1.8 million of deferred tax benefit in the first nine months of 2015. The timing of other working capital items generated $3.2 million of cash in the first nine months of 2015.

Cash Flows from Investing Activities. For the nine-month period ending September 30, 2015, we invested $1.9 million for the purchase of replacement aircraft rotable components and other property and equipment, which was an increase as compared to the $0.8 million of purchases in the period ended September 30, 2014.

Cash Flows from Financing Activities. For the nine-month period ending September 30, 2015, there were $2.5 million in incremental borrowings under our working capital lines of credit and we were not required to make any principal payments on our long-term debt. In the nine month period ended September 30, 2014, we made a $1.5 million principal payment on our debt and borrowed an additional $2.0 million under a prior loan with a different lender.

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

Factors that could cause results to differ materially from the expectations reflected in any forward-looking statements include:

1)	our ability to hire and retain sufficient pilots to service existing routes and expand into other profitable routes;

2)	the fact that we are not in compliance with our current debt obligations and covenants;

3)	our ability to amend our current debt obligations and covenants or obtain additional sources of capital to provide for operating cash requirements either through additional financings and/or sales of assets;

4)	the continuation of Essential Air Service and our ability to capitalize on it;

5)	the level of regulatory and environmental costs;

6)	airline industry and broader economic conditions;

7)	the continued connection capacity at our hubs and activities of our code share partner;

8)	our ability to utilize our net operating loss carry forwards;

9)	the incidence of domestic or international terrorism and military actions;

10)	competition from other airlines and ground transportation companies;

11)	the volatility of fuel costs;

12)	the incidence of labor disruptions or strikes;

13)	our ability to retain key personnel;

14)	the incidence of aircraft accidents;

15)	the incidence of technological failures or attacks;

16)	maintenance costs related to aging aircraft;

17)	the limited market for our securities;

18)	the volatility of the market price of our common stock;

19)	our concentration of stock ownership and control of the company by our Chairman and President;

20)	our ability to timely remediate any deficiencies in our internal controls;

21)	no expectation of dividend;

22)	anti-takeover provisions and other restrictions in our credit agreements.

Readers are cautioned not to attribute undue certainty on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we do not undertake to update any forward-looking statements except as required by law in the normal course of our public disclosure practices.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We are susceptible to certain risks related to changes in the cost of aircraft fuel and changes in interest rates. As of September 30, 2015, we did not have any derivative financial instruments.

Aircraft Fuel

Due to the airline industry’s dependency on aircraft fuel for operations, airline operators including Great Lakes are impacted by changes in aircraft fuel prices. Aircraft fuel represented approximately 15.6% of our operating expenses in the nine-month period ending September 30, 2015. At rates of consumption for the first nine months of 2015, a one cent increase or decrease in the per gallon price of fuel will increase or decrease our fuel expense by approximately $36,000 annually.

Interest Rates

Our operations are capital intensive because the vast majority of our assets consist of flight equipment, which is financed primarily with long-term debt. At September 30, 2015, we had $27.5 million of fixed rate debt.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

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

Due to the pilot shortage and the resultant downsizing of our operation the Company was not in compliance with the fixed charge coverage ratio covenant contained in the Company’s Loan Agreement for the second and third quarters of 2015. Specifically the Company is required to maintain a fixed charge coverage ratio, calculated by dividing trailing 12 month earnings before interest, taxes, depreciation and amortization (EBITDA), less unfinanced capital expenditures, by trailing 12 month interest expense, as defined in the Loan Agreement, of 0.76:1 and 0.66:1 respectively. The Company does not expect to be in compliance with the fixed charge coverage ratio covenant throughout the balance of 2015 as EBITDA is calculated on a trailing 12-month basis.

Under the Loan Agreement, a “Cure Period” existed until August 28, 2015 for the Company to cure the covenant non-compliance, which it did not accomplish. As a result, an event of default occurred which permits the Lender to exercise its right to declare our debt obligations immediately due and payable, to terminate the Lender’s obligation to advance any additional borrowings under the original terms of the Loan Agreement, and to take possession of substantially all of the Company’s assets.

To date, the Lender has not exercised any of these rights under the default provisions of the loan except for the change in interest rate resulting from the default, and continues to discuss with management various ways to resolve the default and amend the agreement going forward. The Company also continues to make all scheduled interest payments while working with the Lender to obtain a satisfactory outcome to the default condition.

In the event that the Company and its Lender are unable to resolve the issues related to covenant non-compliance the Company will need to consider several alternatives, including, but not limited to, additional equity financings, debt financings, and other funding transactions, including the sale or sale-leaseback of certain aircraft. In addition, the Company will continue to adjust its level of operations as necessary based on pilot availability.

The Company cannot make assurances that its assets or cash flow from operations will be sufficient to repay borrowings under its existing debt obligations, either upon maturity or acceleration, or that it will be able to negotiate an amendment to our existing Loan Agreement. In addition, the Company cannot make assurances that other sources of capital or liquidity will be available, which would have a material adverse impact on our liquidity and financial position.

Until the Company is able to cure the covenant violation or to successfully renegotiate our existing debt obligations, it is expected that the Company will not have sufficient liquidity to service its existing debt obligations for the next 12-month period. These factors raise significant doubts about our ability to continue as a going concern.

We are currently experiencing a shortage of qualified pilots that has materially impacted our operations and financial condition.

The Company received from the FAA new operations specifications allowing the Company to hire pilots under FAR Part 135 regulatory requirements. This provides the Company with the unique capabilities to hire first officers while maintaining FAR Part 121 hiring, training and employment standards as we have always done as a Part 121 carrier. We have been challenged with the pace in which we can hire, train, and retain pilots versus the rate at which pilots have resigned to fill positions with larger carriers. The decrease in the availability of qualified pilots has materially impacted our operations and financial condition.

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

As described in the risk factor above regarding the fixed charge coverage ratio, we are not in compliance with a covenant under the Loan Agreement, which has resulted in an event of default. The holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our collateral values supporting our borrowings or cash flow will be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on those debt instruments. In addition, the recent strength of the U.S. dollar versus various international currencies would increase the cost of our aircraft to potential buyers located in jurisdictions outside the United States. This could result in a decreased pool of potential buyers for the Company’s aircraft.

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

GREAT LAKES AVIATION, LTD.

Dated: November 23, 2015		By:	/s/ Douglas G. Voss
Douglas G. Voss
Chief Executive Officer

	By:	/s/ Stanley J. Gadek
Stanley J. Gadek
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer.

99.1	Petition of Great Lakes Aviation Ltd. for an exemption from 14 C.F.R. Section 110.2 (definition of “Commuter Operation” submitted to the Federal Aviation Administration on October 9, 2015.

101	Financial Statements in XBRL format.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-159256, as filed September 3, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 033-71180.